Form 10KSB
period 2005-12-31
Techprecision CORP
filed 2006-04-17
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------

                           Commission File No. 0-51378

                            Techprecision Corporation
                 (Name of small business issuer in its charter)

         Delaware                                           51-0539828
--------------------------------------------------------------------------------
      (State or other                                   (I.R.S. Employer
      jurisdiction of                                  Identification No.)
       incorporation)

     One Bella Drive, Westminster, Massachusetts                01473
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (978) 874-0591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Title of class:
Common stock, par value $.0001 per share

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act: |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X| .

      State issuer's revenue for its most recent fiscal year: $14,269,982

      The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $75,000 as of March 31, 2006.

      There were 9,967,000 shares of the Company's common stock, $.0001 par value, outstanding as of March 31, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1.  Business.

      We produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, shipbuilding, industrial and aerospace customers. Our principal services are large metal fabrications, machining and engineering. Each of our contracts covers a specific product. We do not mass-produce any products or distribute such products on the open market. We render our services under "build to print" contracts with our contractors. However, we also help our customers to analyze and develop their projects for constructability by providing engineering and research and development services, for which we bill our customers.

      We are one of a small number of large precision metal fabrication companies located in the United States. However, only a few others produce products in all industry sectors that we service. In recent years, the capital goods market experienced a slow down due to the industry over-build of product in the late 1990's. Additional contributions to the industry slow-down resulted from the events of September 11, 2001. However, based on recent project inquiries, recent projects awarded and current customer demands for our services, we believe the our market has rebounded.

      Although we provide manufacturing services to large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we performs our services for large governmental contractors and large utility companies.

Organization; Merger

      On February 24, 2006, we acquired all of the equity securities of Ranor, Inc. As a result of the acquisition of Ranor, our business became the business of Ranor. The acquisition of Ranor will be accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that beginning with the date of the merger, February 24, 2006, our balance sheet includes the assets and liabilities of Ranor and our equity accounts were recapitalized to reflect the net equity of Ranor. In addition, our historical operating results will be the operating results of Ranor. See "Item 12. Certain Relationships and Related Transactions" for information relating to our acquisition of Ranor.

      Prior to the acquisition of Ranor, we were not engaged in any active business.

      Ranor has been in business since 1956, and was sold by its founders in 1999 to Critical Components Corporation, a subsidiary of Standard Automotive Corporation. From June 1999 until August 2002, Ranor was operated by Critical Components Corporation. In December 2001, Standard filed for protection under the Bankruptcy Code and operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard's holdings were sold. In 2003, Ranor, then known as Rbran Acquisition, Inc., acquired the Ranor assets from the bankruptcy estate. Ranor is a Delaware corporation, founded in May 2002 under the name Rbran Acquisition, Inc. and changed its name to Ranor, Inc. in August 2002. Ranor's executive offices are located at One Bella Drive, Westminster, MA 01473, telephone (978) 874-0591. Ranor' website is http://www.ranor.com. Information on Ranor's website or any other website is not part of this annual report.

      We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. Our corporate name was changed to Techprecision Corporation on March 6, 2006. Our executive offices are located at One Bella Drive, Westminster, MA 01473, telephone (978) 874-0591.

      References in this annual report to "we," "us," "our" and similar words refer to Techprecision Corporation and its subsidiary, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Ranor.

                                  RISK FACTORS

      An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this prospectus before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATING TO OUR BUSINESS

We may require additional financing for our operations.

      Upon completion of the reverse acquisition, our cash position was $10,000. The only funding available to us, other than our cash flow from operations, is $1.0 million revolving credit line with a bank. We cannot assure you that this facility will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

As a result of the reverse acquisition, our expenses will increase significantly.

      As a result of the reverse acquisition, our ongoing expenses have increased significantly, including compensation to Techprecision LLC, a management company which is affiliated with us, under its management agreement and ongoing public company expenses. Our failure to generate sufficient revenue, to reduce expenses or to obtain financing to cover our increased level of expenses could impair our ability to continue in business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management - Compensation."

Our losses are continuing and we may not be able to operate profitably.

      We have shown losses for the fiscal years ended March 31, 2005 and 2004, and such losses have continued through the nine months ended December 31, 2005. We cannot assure you that we will be able to operate profitably, and the additional expenses which we are incurring as a result of our status as a reporting company under the Securities Exchange Act of 1934, as amended, may increase the difficulty in operating profitably.

Because all of our services are performed pursuant to special order contracts, we have no continuing source of revenue.

      We do not have long-term contracts with almost all of our customers, and major contracts with a small number of customers accounts for a significant percentage of our revenue. For the nine months ended December 31, 2005, our two largest customers accounted for approximately 40% of our revenue, and each of these customers accounted for less than 10% of our revenue in the fiscal year ended March 31, 2005. We must bid each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we have a continuing stream of revenue. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.

Because a significant portion of our revenue is derived from services rendered from the defense, aerospace and related industries, our operating results may suffer from conditions affecting this market.

      Substantially all of our revenue is derived from customers in the defense, aerospace, nuclear, industrial and related industries. Our business may suffer from any budgeting, economic or other trends that have the effect of reducing the requirements for our services, including changes in federal budgeting which may reduce the budget of those agencies that either engage us directly or affect the contracts of private sector clients for whom we perform services as subcontractors under prime contracts with government agencies.

We face significant competition from both domestic and foreign sources.

      We face competition from a number of domestic and foreign companies, some of which are considerably larger and better capitalized than we are. For some of our products, such as commercial nuclear canisters and machine parts, we compete with foreign manufacturers, which have may have costs than we, which could impact our ability to make sales of these products.

Our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

      Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control and which reflect the nature of our business. A substantial portion of our operating expenses is related to personnel costs, depreciation and rent which cannot be adjusted quickly and, therefore, cannot be easily reduced in response to lower revenue levels or changes in client requirements. Due to these factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Our failure to meet our customers' requirement could result in decreased revenue, increased costs and negative publicity.

      Our products require the precision manufacturing of products to very exacting specifications which are required in the industries to which we market our services. Our failure to meet these specifications could result in both cost overruns on a particular contract and a loss of our reputation, which would significantly impair our ability to generate contracts.

As a government subcontractor we are subject to government regulations.

      We must comply with complex procurement laws and regulations. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments and debarment from doing business with federal government agencies.

Because our contracts are generally awarded through a competitive bidding process, we cannot be assured of obtaining business.

      Our government subcontracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances. We may spend substantial sums analyzing and preparing a bid and not be awarded a contract. Furthermore, we may not be given the opportunity to comment on the proposed terms of the bid, and it is possible that a bid may be tailored to meet the specifications of a competitor. Our failure to receive contracts on which we bid could significantly impair our ability to continue in business.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

      Because of both the absence of a public market for our common stock, the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issued common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the Barron Partners.

We may not be able to continue to grow through acquisitions.

      An important part of our growth strategy is to expand our business and to acquire other businesses, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If our stock price is less than the exercise price of the outstanding warrants, it is not likely that that warrants will be exercised. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

      If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

      o the difficulty of integrating acquired products, services or operations;

      o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

      o the difficulty of incorporating acquired rights or products into our existing business;

      o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

      o difficulties in maintaining uniform standards, controls, procedures and policies;

      o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

      o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

      o the effect of any government regulations which relate to the business acquired;

      o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

      Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Risks Related to our Common Stock and the Market for our Common Stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

      Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing stockholders.

      We may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

      We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 1,000,000 shares of common stock pursuant to our 2006 long-term incentive plan. We also intend to issue 133,000 shares of restricted stock to certain key employees. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

      The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We do not anticipate paying dividends on our common stock.

      We are prohibited from paying dividends on our common stock while the series A preferred stock is outstanding.

Because there is no public market for our common stock, you may have difficulty selling common stock that you own.

      Although we are registered pursuant to the Securities Exchange Act of 1934, we have approximately 55 stockholders and there is no public market for our common stock. None of the presently outstanding shares of common stock may be sold except pursuant to an effective registration statement. We have agreed to file a registration statement to enable our stockholders to sell their shares, neither the filing of a registration statement nor the effectiveness of the registration statement will assure a public market for out common stock. Accordingly we cannot assure you that there will be any public market for our common stock.

Because we may be subject to the "penny stock" rules, you may have difficulty in selling our common stock.

      If a public market develops for our common stock and if our stock price is less than $5.00 per shares, our stock would be subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

      According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

      Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

      Historically, there has been volatility in the market price for common stock of companies such as us. Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the termination or expiration of existing license agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially. Further, since a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter, the underutilization of our technical personnel may cause significant variations in our operating results in any particular quarter and could result in losses for the quarter.

We cannot predict when or whether an active market for our common stock will develop.

      In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

      Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The registration and potential sale by our stockholders of a significant number of shares could encourage short sales by third parties.

      The number of shares of common stock that is subject to registration rights includes all of the 7,719,250 shares of common stock issuable on conversion of the series A preferred stock held by Barron Partners as well as the 11,220,000 shares of common stock issuable to Barron Partners upon exercise of its warrants, together with the 100,000 shares of common stock owned by our stockholders prior to the reverse acquisition. The significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

      If stockholders whose shares are being registered sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale the offered shares and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

                           FORWARD-LOOKING STATEMENTS

      Statements in this annual report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

                                    BUSINESS

      We produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, aerospace, shipbuilding and industrial customers. Our principal services are large metal fabrications, machining and engineering. Each of our contracts covers a specific product. We fabricate nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; we produce large fabrications for Navy aircraft carriers, submarines and commercial vessels; and we manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment. We are one of two companies currently capable of machining one-piece aluminum domes for Boeing's Delta III and Delta IV rocket programs. We do not mass-produce any products or distribute such products on the open market.

      We perform most of our service pursuant to "build to print" contracts, which means that we must manufacture products in accordance with very exacting specification. These contracts are generally awarded in a bidding process. Because of the nature of the products that we manufacture, there is a very low tolerance for error. We will also help our clients to develop their projects by providing engineering and research and development services. Periodically, we will also perform research and development services for our customers as part of a contract. However, the costs of such research and development work, is paid by the customer. Through this periodic development work we may develop the intellectual property to complete the project. In such cases when the work is complete, we will own this intellectual property. However, we do not possess any patents, trademarks, licenses, franchises, concessions or royalty agreements.

Products

      All of our products are built pursuant to contracts. Because we have lifting capacity up to 100 tons, we have the ability to manufacture very large products that must be fabricated in a single piece. The following are examples of recent manufacturing contracts.

      We have been the sole source for a major defense contractor for the manufacture of housings for the defense contractor's sonar system. This system is currently being retro-fitted onto the Navy's entire fleet of Los Angeles Class submarines. Future installations will go on Virginia Class and SSGN Class submarines.

      We presently provide machining services to a division of another major defense contractor. We produce primary shield tank heads, sonar system pods and fairings, and a variety of miscellaneous components.

      One of our customers provides a complete nuclear waste storage system to commercial nuclear power plants. We currently manufacture lifting equipment for this company.

      Another customer is currently involved in a variety of commercial nuclear reactor repair and overhaul projects. We manufactured several components needed to support this work.

Source of Supply

      Our operations are partly dependent on the availability of raw materials. The projects that we undertake are metal fabrications and machining of various traditional and special alloys such as inconel, titanium and high tensile strength steels, and the customer frequently provides us with the raw material. Some of these materials selected for given projects require long lead times to obtain. We have worked with a number of different metal suppliers over the years to obtain these materials, and we currently work with such raw material suppliers as Bethlehem Lukens Plate, Process Systems International and Joseph T Ryerson and Sons. We have multi-year relationships with these suppliers. Although some materials (due to their alloy compositions) require long lead times to obtain, we have never experienced a shortage of any of these materials.

Marketing

      A significant portion of our contracts result from the competitive bidding process, which are frequently limited to pre-qualified bidders. Most of our sales inquiries are from existing customers. We have a marketing team of six, including a sales manager and five technical personnel which markets our services as well as our qualifications to both existing and potential customers through personal contacts and trade shows. We also engage an independent sales representative.

Principal Customers

      We do not have long-term contracts with any customer, and major contracts with a small number of customers accounts for a significant percentage of our revenue. Our customers include many of the major domestic defense and aerospace companies. Because our services are rendered pursuant to separate contracts for separate projects, our customer mix changes significantly from year to year. Two customers accounted for more than 10% of our revenue in each of the nine months ended December 31, 2005 and the fiscal years ended March 31, 2005 and 2004. Our two largest customers for the nine months ended December 31, 2005 were the University of Rochester, from which we recognized revenue of approximately $3.0 million (21.6% of revenue), and BAE Systems, from which we recognized revenue of approximately $2.6 million (18.7%). For the year ended March 31, 2005, we recognized revenue of approximately $2.7 million (18.8%) from Transnuclear, Inc. and approximately $1.6 million (11.0%) from Battenfeld Gloucester Engineering, Inc. For the year ended March 31, 2004, we recognized revenue of approximately $2.3 million (21.1%) from Spincraft and approximately $1.8 million (16.9%) from BAE Systems. No other customer accounted for 10% or more of our revenue in any of those period.

Competition

      We face competition from a number of domestic and foreign manufacturers. No one company dominates the industry, although many of our competitors are larger, better known and have greater resources then we. Since many of our contracts are awarded through a bidding process, our ability to win an award is dependent upon a number of factors, including the price and our ability or perceived ability to manufacture the products in accordance with specifications and the customer's time requirements, for which our reputation as a quality manufacturer is crucial. For certain products, being a domestic manufacturer may be a factor. For other products, we may be undercut by foreign manufacturers who have a lower cost of production. Further, to the extent that the bidding proposal is based on specification which are provided by a competitor, we are at a disadvantage in seeking to obtain that contract.

Government Regulations

      Although we do not have any contracts with government agencies, some of our manufacturing services are provided as a subcontractor to a government contractor. As a result, we are subject to government procurement and acquisition regulations. Under these regulations, the government has the right of termination for the convenience of the government and certain renegotiation rights as well as a right of inspection. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments and debarment from doing business with federal government agencies. Some of the work we perform for our customers are part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

Intellectual Property Rights

      We have no patent rights. In the course of our business we develop proprietary know-how for use in the manufacturing process. Although we have non-disclosure policies, we cannot assure you that we will be able to protect our intellectual property rights.

Personnel

      We currently employ 140 employees, of which 19 are administrative, eight are engineering and approximately 113 are manufacturing personnel. None of our employees is represented by a labor union, and we believe that are employee relations are good.

Item 2. Description of Property.

      We lease from WM Realty Management, LLC, which is an affiliated company, an approximately 136,000-square foot office and manufacturing facility at One Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at an annual rental of $438,000, subject to annual escalations. The lease provides for two five-year extension and a purchase option at appraised value. We sold the real estate to WM Realty Management contemporaneously with the reverse acquisition for $3.0 million. In connection with WM Realty Management's financing of the real estate, we agreed to an increase in the rental in the event of a default by WM Realty Management under its mortgage.

Item 3. Legal Proceedings.

We are not a defendant in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      There is no market for our common stock

      As of March 31, 2006, we had approximately 55 record holders of our common stock.

      We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

      As of February 28, 2006, we had the following shares of common stock reserved for issuance:

      o 7,719,250 shares issuable upon conversion of the series A preferred stock.

      o 11,220,000 shares issuable upon exercise of the warrants issued to Barron Partners.

      o 1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

      o 133,000 shares to be issued as restricted stock grants to key employees.

Equity Compensation Plan Information

      The following table summarizes the equity compensation plans under which our securities may be issued as of February 28, 2006.

                                                             Number of
                       Number of                             securities
                       securities to                         remaining
                       be issued upon     Weighted-average   available for
                       exercise of        exercise price     future issuance
                       outstanding        of outstanding     under equity
                       options and        options and        compensation
   Plan Category       warrants           warrants           plans
--------------------   ----------------   ----------------   ----------------
Equity compensation          -0-                 --                 --
plans approved by
security holders

Equity compensation         75,000              $.285           1,058,000
plan not approved by
security holders

      The 2006 long-term incentive plan was approved by the board of directors, subject to stockholder approval, and the outstanding options are subject to stockholder approval of the plan. The plan has not yet been submitted to the stockholders for their approval. We also have a plan for the issuance of 133,000 shares of commons stock to key employees as restricted stock grant.

      Information relating to the sale of unregistered securities during the year ended December 31, 2005 is included in our Form 8-K, which was filed with the SEC on March 3, 2006.

      On February 24, 2006, we entered into a stock redemption agreement with Capital Markets Advisory Group, LLC, which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $200,000, using the proceeds from the sale of series A preferred stock. The purchase was made contemporaneously with the acquisition of Ranor.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

      The following discussion of the results of our operations and financial condition should be read in conjunction with the financial statements of Ranor and the related notes, which appear elsewhere in this prospectus. The following discussion includes predictive statements. For a discussion of important factors that could cause actual results to differ from results discussed in the predictive statements, see "Forward Looking Statements."

Overview

      Lounsberry Holdings II, Inc. did not conduct any operations during 2005. Its separate financial statements for the period February 10, 2005 through December 31, 2005 appear elsewhere in this prospectus. Because of the reverse acquisition, the following discussion relates to the separate financial statements of Ranor.

      We operate in one distinct business - fabrication, precision machining and engineering of metal products up to 100 tons. Most of the products are fabricated from raw metal plate or forgings. All materials used in the manufacturing of our products are acquired from raw material suppliers we have worked with for many years. Our clients are generally military, shipbuilding, national laboratories and industrial companies. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. A majority of the work we perform for our customers are generally part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first. Our revenues therefore are quite secure. Our gross margins are typical for the industry.

      These products are manufactured for our clients under a build-to-print scenario. Work is performed by our personnel under firm contracted purchase orders, for each project undertaken at the facility. Our work is contracted under terms that require down payments for the acquisition of materials. Additionally, depending on the length of a given project, some contracts require progress payments based on major milestones of work completed.

      From June 1999 until 2002, Ranor's business was conducted by a subsidiary of Standard Automotive Corporation. In December 2001, Standard filed for protection under the Bankruptcy Code and operated under Chapter 11. We acquired the Ranor assets from the bankruptcy estate. However, as a result of the bankruptcy, our customers were initially reluctant to use our services. In recent years, as both the market for our services has improved and we have demonstrated to our customers that we have both the financial and manufacturing ability to meet their specifications and time requirements, we have been able to improve both our revenue and our gross margin.

Critical Accounting Policies

      The preparation of the Company's financial statements conform to the generally accepted accounting principles in the United States and requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements.

Revenue Recognition

      We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components;
(iii) engineering services relating to the constructability of these products, and (iv) the installation of such components at the customers' locations when the scope of a given project requires such installations.

      Our cost accounting system is set up to track our operations is the "units of delivery method," otherwise known as "work in process" method. Accordingly, income is recognized at the time at which a unit under contract is completed and delivered to the customer. We have a firm purchase order or contract for each project we undertake. Contracts for work to be performed are negotiated per project and sometimes require a customer deposit to begin such work. We generally use the customer's deposit to purchase the necessary raw material for the project. Depending on the length of the project, we could require progress payments based on milestones of completion as stipulated in the contract. Such deposits and progress payments are treated as offsets to costs incurred on uncompleted contracts.

Income Taxes

      Our fiscal year ends on March 31st. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2005, we had net operating loss carry-forwards approximating $3,470,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor will limit our ability to use the loss carryforwards.

New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." The amendments made by Statement 151 clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.

      In December 2004, The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 as based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided for an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carry over basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transaction. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provision of this statement shall be applied prospectively.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123R as of the first interim or annual reporting period that begins after December 15, 2005, which, for us, will be the quarter beginning April 1, 2006. Prior to the reverse acquisition, we did not grant any options or equity-based incentives. To the extent that we grant such options or other equity-based incentives, the value thereof will be included an a general and administrative expense.

      We expect that the adoption of the foregoing new statements will not have a significant impact on our financial statements.

Results of operations

      The following table sets forth our statements of operations for the nine months ended December 31, 2005 and 2004 and the years ended March 31, 2005 and 2004, as a percentage of revenue:

                                 Nine Months Ended         Fiscal Year Ended
                                    December 31,                March 31,
                              ----------------------    ------------ ---------
                                 2005         2004         2005         2004
                              ---------    ---------    ---------    ---------
Sales                             100.0%       100.0%       100.0%       100.0%
Cost of
sales(1)                           83.8%        88.6%        85.7%        89.2%
Gross
profit                             16.2%        11.4%        14.3%        10.8%
Selling, general and
administrative costs               10.4%        11.6%        11.7%        11.9%
Earnings before interest,           5.8%       -0.2%          2.7%       -4.7%
taxes, depreciation,
amortization and cumulative
change in accounting
principle
Interest expense (net)              6.1%         7.9%         7.8%         9.9%
Depreciation                        2.3%         2.9%         2.9%         3.6%
Cumulative effect of change           0%           0%           0%         0.5%
in accounting principle
Income taxes                          *            *            *            *
Net income                        -2.5%       -11.0%        -8.0%       -18.8%
*     Less than 0.5%

(1)   Cost of sales does not include depreciation or amortization.

Nine Months Ended December 31, 2005 and 2004

      Sales in the nine months ended December 31, 2005 (the "December 2005 period") increased $3,175,471, or 30%, to $13,713,739, compared to $10,538,268 for the nine months ended December 31, 2004 (the "December 2004 period"). This increase reflected both an improvement in the market for our services following a downturn in this market in response to the events of September 11, 2001 and a continued acceptance of us as a supplier following the bankruptcy of Standard Automotive.

      Our cost of sales for the December 2005 period increased $1,852,404, to $11,494,666, an increase of 19%, from $9,642,262 in the December 2004 period. This increase was significantly less than the increase in sales, resulting in an improvement in the gross margin from 8.5% to 16.2%. The increase resulted from more efficient operations. In the December 2004 period, we were not able to utilize our manufacturing personnel efficiently, since we were staffed to manufacture more products than we had orders. As a result, our direct labor, as a percentage of sales, decreased from 23.7% to 19.7%.

      Selling, administrative and other expenses for the December 2005 period were $1,421,605, compared to $1,220,311 for the first nine months of 2004, an increase of $201,294, or 16%. Significant components of selling, general and other expenses for the December 2005 period includes $1,080,085 of salaries and related payroll taxes, $53,935 of travel and entertainment expenses and $65,445 for legal, consulting and accounting fees. The increase in selling, general and administrative also reflected payroll costs resulting, in part, from the employment of one of the former Ranor stockholders as our president.

      The Company's interest expense during the December 2005 period was $840,849 compared to $841,065 for the December 2004 period.

      As a result of the foregoing, our net loss for the December 2005 period was $347,870, as compared to a loss of $1,163,678 for the December 2004 period.

Fiscal Years Ended March 31, 2005 and 2004

      Sales for the fiscal year ended March 31, 2005 ("fiscal 2005") increased $3,337,065, or 31%, to $14,269,982, compared to $10,932,917 for the fiscal year ended March 31, 2004 ("fiscal 2004"). This increase, like the increase in sales for the December 2005 period, reflected both an improvement in the market for our services following a downturn in this market in response to the events of September 11, 2001 and a greater acceptance of us as a supplier following the bankruptcy of Standard Automotive.

      Our cost of sales for fiscal 2005 period increased $2,483,370, or 24%, from $10,148,270 to $12,631,640. This increase was less than the increase in sales, resulting in an improvement in the gross margin from 7.2% to 11.5%. The increase resulted from more efficient operations, although we continued to have operating inefficiencies during fiscal 2004 as a result of our level of sales. As a result, our direct labor, as a percentage of sales, decreased from 25.71% to 21.83%

      Selling, administrative and other expenses for fiscal 2005 were $1,664,847, compared to $1,691,748 for fiscal 2004, a decease of $26,901, or 2
%. Significant components of selling, general and other expenses for the fiscal 2005 period include $1,203,273 of salaries and related payroll taxes, $32,748 of travel and entertainment expenses and $169,390 for legal, consulting and accounting fees.

      The Company's interest expense was unchanged from fiscal 2004 to fiscal 2005.

      During fiscal 2004 we had an accounting change related to the manner in which we recognize revenue in the amount of $56,142. There was no comparable charge in fiscal 2005.

      As a result of the foregoing, our net loss for fiscal 2005 was $1,143,800, as compared to a loss of $2,055,304 for fiscal 2004.

Liquidity and Capital Resources

      At December 31, 2005, we had working capital of approximately $3,316,050, including $777,950 of cash. In connection with the Ranor Agreement, we were required to pay the former stockholders of Ranor an amount equal to our cash position in excess of $250,000. We also paid $240,000 of the remaining cash as part of the purchase price due to the former stockholders, which reduced our cash balance to $10,000. The total amount paid to the former Ranor stockholders was $1,053,000, comprised of $813,000, being the cash in excess of $250,000, and $240,000, being a payment from the remaining cash.

      In the December 2005 period, we had negative cash flow from operations of $363,965, which is a significant improvement from a negative cash flow from operations of $900,595 for the year ended March 31, 2005. We attribute this improvement to our ability to increase both our revenue and gross margin in the December 2005 period as described under "Results of Operations." However, as a result of the reverse acquisition, we have additional expenses, including $200,000 pursuant to a management agreement with Techprecision, as well as additional expenses which we will incur as a public company. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

      In the normal course of our business, we required funds to enable us to complete our contracts. While we generally receive a deposit, we typically use that deposit to purchase raw materials required for the contract, and fund our operations from working capital. Contemporaneously with the reverse acquisition, we entered into an agreement with Sovereign Bank pursuant to which we borrowed $4,000,000 on a term loan basis, and we obtained a $1,000,000 revolving credit facility. We used the net proceeds from the $4,000,000 term loan to pay a portion of our obligations to the former Ranor stockholders under the Ranor Agreement. While we believe that the $1,000,000 revolving credit facility, which remained unused as of March 31, 2006, and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of 2006, it is possible that we may require additional funds. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners may impair our ability to raise capital in the equity markets.

Item 7. Financial Statements.

      The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      There were no reportable events or disagreements with our independent accounting during or subsequent to the year ended December 31, 2005.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

      Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2005.


Item 8B.  Other Information.


      Not Applicable


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

       Name        Age       Position
James G. Reindl    47        Chairman and chief executive officer
Mary Desmond       42        Chief financial officer and secretary
Stanley A. Youtt   59        Director; president and chief executive
                             officer of Ranor
Michael Holly(1)   59        Director
Larry              54        Director
Steinbrueck(1)
Louis A.           47        Director
Winoski(1)
(1)   Member of the audit and compensation committees.

      James G. Reindl has been a director, chairman and chief executive officer since February 2006. Mr. Reindl is president of Techprecision, LLC, a company that was formed in 2002 to acquire, manage and develop smaller to mid-sized companies in the aerospace, military and precision manufacturing industry sectors. Techprecision, LLC has a management agreement with us, and Mr. Reindl devotes substantially all of his business time and attention to our business. From February 1999 until February 2002, Mr. Reindl was president and chief executive officer of Critical Components Corporation, an aerospace subsidiary of Standard Automotive Corporation. During that period, Ranor was a wholly-owned subsidiary of Critical Components. Mr. Reindl received his Bachelor of Science degree in mechanical aerospace engineering from the University of Delaware.

      Mary Desmond has been our chief financial officer since February 2006, and she has been the chief financial officer of Ranor since 1998. Ms. Desmond obtained her Bachelor of Science degree in accounting from Franklin Pierce College and she received her Masters of Business (MBA) from Fitchburg State College.

      Stanley A. Youtt has been a director since February 2006, and he has been chief executive officer of Ranor since 2000. Mr. Youtt received a Bachelor of Science degree in naval architecture and marine engineering from the University of Michigan and Masters Degree in civil engineering (applied mechanics) from the University of Connecticut.

      Michael Holly has been a director since February 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary's College.

      Larry Steinbrueck has been a director since February 2006. Since 1991, Mr. Steinbrueck has been president of MidWest Capital Group, an investment banking firm. Mr. Steinbrueck has a Bachelor of Science degree in business and a Masters in Business Administration from the University of Missouri.

      Louis A. Winoski has been a director since February 2006. Since August 2005, Mr. Winoski has been a consultant to Garner CAD Technic GmbH, an aerospace engineering and design services company. From August 2004 to August 2005, Mr. Winoski was managing director, chairman of the board and member of the holding company board for RSM Fabrications Ltd., a fabricator of aerospace products. From March 2002 until July 2004, Mr. Winoski was a consultant and director of global marketing for PFW GmbH, a producer of components for commercial aircraft. From December 1999 to February 2002, Mr. Winoski was president and chief executive officer of Tubetronics Inc., a producer of spare parts for Boeing commercial aircraft and other aerospace products. Mr. Winoski is also managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from Pennsylvania State University.

Board Committees

      The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Larry Steinbrueck and Louis Winoski, each of whom is an independent director, are the members of both committees. Mr. Holly is the audit committee financial expert.

Code of Ethics

      Our board of directors has adopted a code of business conduct and ethics for its officers and employees, a copy of which is filed as an exhibit to this annual report.

Section 16(a) Compliance

      Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, during the calendar year ended December 31, 2005, the Forms 3 filed on September 29, 2005 by Capital Markets Advisory Group and on September 26, 2005 by Allen Mark were filed late.

Item 10. Executive Compensation.

                           SUMMARY COMPENSATION TABLE

      Prior to the reverse merger, we did not pay any compensation to any executive officers. Set forth below is information for the fiscal year ended March 31, 2005 for Ranor's chief executive officer and for our other executive officers whose salary for the fiscal year was at least $100,000.

                                                  Other
Name and Position           Year    Salary    Compensation
-------------------------   ----   --------   ------------
Stanley A. Youtt, chief     2005   $198,016            -0-
executive officer
Jeffrey Lippincott,         2005    150,000            -0-
Secretary
Daniel Justicz, Treasurer   2005    150,000            -0-

      Mr. Lippincott and Mr. Justicz are former stockholders of Ranor and are no longer employed by us.

Employment Agreement

      In February 2006, Ranor entered into an employment agreement with Stanley
A. Youtt pursuant to which he would serve as our chief executive officer for a term of three year term ending on February 28, 2009. Pursuant to the agreement, we pay Mr. Youtt salary at the annual rate of $200,000. Mr. Youtt is also eligible for performance bonuses based on financial performance criteria set by the board. In the event that we terminate Mr. Youtt's employment without cause, we are required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.

Management Agreement

      Pursuant to a management agreement with Techprecision LLC, we engaged Techprecision LLC to manage our business through March 31, 2009. The agreement provides that we pay Techprecision LLC an annual management fee of $200,000 and a performance bonus based on criteria determined by the compensation committee. Mr. James G. Reindl is president and Mr. Andrew A. Levy is chairman of Techprecision LLC, and they and Martin M. Daube are the members of Techprecision LLC. The agreement provides that Techprecision LLC will provide the services of Mr. Reindl at chairman, Mr. Levy for marketing support and analysis of long-term contracts and Mr. Daube for marketing support. None of the members of Techprecision LLC receive any additional compensation from us.

2006 Long-Term Incentive Plan

      In February 2006, we adopted, subject to stockholder approval, the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of which is to be an independent directors. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2007. Pursuant to this plan, we granted incentive stock options to our three independent directors - Michael Holly, Larry Steinbrueck and Louis Winoski. The options are subject to stockholder approval of the 2006 Plan.

      Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

      Option holders do not recognize taxable income upon the grant of such either incentive or non-qualified stock options. When employees exercise incentive stock options, they will not recognize taxable income upon exercise of the option, although the difference between the exercise price and the fair market value of the common stock on the date of exercise is included in income for purposes of computing their alternative minimum tax liability, if any. If certain holding period requirements are met, their gain or loss on a subsequent sale of the stock will be taxed at capital gain rates. Generally, long-term capital gains rates will apply to their full gain at the time of the sale of the stock, provided that they do not dispose of the stock made within two years from the date of grant of the option or within one year after your acquisition of such stock, and the option is exercised while they are employed by us or within three months of the termination of their employment or one year in the event of death or disability, as defined in the Internal Revenue Code.

      In general, upon the exercise a non-qualified option, the option holders will recognize ordinary income in an amount equal to the difference between the exercise price of the option and the fair market value of the shares on the date they exercise the option. Subject to certain limitations, we may deduct that amount an expense for federal income tax purposes. In general, when the holders of shares issued on exercise of a nonqualified stock option sell their shares, any profit or loss is short-term or long-term capital gain or loss, depending upon the holding period for the shares and their basis in the shares will be the fair market value on the date of exercise.

      No options were outstanding at December 31, 2005.

      We also have reserved 133,000 shares of common stock for issuance to key managerial employees as restricted stock grants.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table provides information as to shares of common stock beneficially owned as of April 10, 2006 by:

      o     each director;

      o     each officer named in the summary compensation table;

      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

      o     all directors and executive officers as a group.

                               Shares of Common
                             Stock Beneficially
Name                                       Owned        Percentage
----                         -------------------        ----------
James G. Reindl                        2,945,300              29.6%
One Bella Drive
Westminster, MA 01473

Andrew A. Levy                         2,925,300              29.3%
46 Baldwin Farms North
Greenwich, CT 06831

Howard Weingrow                        1,850,000              18.6%
805 Third Avenue
New York, NY 10022

Stanoff Corporation                    1,700,000              17.1%
805 Third Avenue
New York, NY 10022

Stanley A. Youtt                         796,000               8.0%
One Bella Drive
Westminster, MA 01473

Martin M. Daube                          671,400               6.7%
20 West 64th Street
New York, NY 10023

Larry Steinbrueck                        204,000               2.0%

Michael Holly                             85,000                  *

Louis A. Winoski                             -0-                -0-

All officers and directors             4,040,300              40.5%
as a group
(five individuals owning stock)

*     Less than 1%

      Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of April 10, 2006.

      The shares owned by Andrew A. Levy represent 2,675,300 shares of common stock owned by him and 250,000 shares of common stock owned by Redstone Capital Corporation, of which Mr. Levy is president and he and his wife are the sole stockholders.

      Howard Weingrow, as president of Stanoff Corporation, has voting and dispositive control over the shares owned by Stanoff Corporation. The number of shares beneficially owned by Mr. Weingrow includes the 1,700,000 shares owned by Stanoff Corporation and 150,000 shares owned by Mr. Weingrow individually.

      Stanley A. Youtt has an agreement with Mr. Levy, Mr. Reindl and Mr. Daube pursuant to which they will transfer to Mr. Youtt an aggregate of 796,000 shares of common stock in the event that we do not make an acquisition meeting certain agreed-upon criteria within one year from February 24, 2006, the date we acquired Ranor.

      Barron Partners owns shares of series A preferred stock and warrants which, if fully converted or exercised, would result in ownership of more than 5% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners owning more than 4.9% of our outstanding common stock. This limitation may not be waived. As a result, Barron Partners does not beneficially own 5% or more of our common stock.


Item 12. Certain Relationships and Related Transactions.

      On February 24, 2006, we acquired the stock of Ranor pursuant to a stock purchase agreement dated as of August 17, 2005 among Ranor Acquisition LLC, Ranor and its stockholders. In connection with the acquisition of Ranor pursuant to the Ranor Agreement:

      o We entered into a preferred stock purchase agreement with Barron Partners, pursuant to which Barron Partners invested $2,200,000 for which we issued 7,719,250 shares of a newly-created series of preferred stock, designated as the series A preferred stock, and warrants to purchase an aggregate of 11,220,000 shares of common stock. The series A preferred stock is convertible into 7,719,250 shares of common stock, subject to adjustment.

      o We purchased 928,000 shares of common stock from Capital Markets Advisory Group, which was then our principal stockholder, for $200,000, using the proceeds from the sale of the series A preferred stock and warrants.

      o Pursuant to an agreement with Ranor Acquisition and its members, Ranor Acquisition assigned its obligations under the Ranor Agreement to us and we assumed the obligations of Ranor Acquisition under the Ranor Agreement and we issued 7,997,000 shares of common stock to the following stockholders.

             Name                    No. Shares
             -----                   ----------
             James G. Reindl          3,095,300
             Andrew A. Levy           2,825,300
             Redstone Capital           250,000
             Corporation
             Stanley Youtt              796,000
             Martin Daube               741,400
             Larry Steinbrueck          204,000
            Michael Holly               85,000
            Total

      Mr. Levy is president of Redstone Capital Corporation and the stock of Redstone is owned by Mr. Levy and his wife.

      o We sold 1,700,000 shares of common stock to Stanoff Corporation for $500,000.

      o Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, for which Ranor issued its term note, and Sovereign provided Ranor with a $1.0 million revolving credit arrangement. As of the date of this annual report, the revolving credit arrangement was unused.

      o Ranor entered into a management agreement with Techprecision LLC, pursuant to which Techprecision LLC would provide management services to Ranor.

      o Ranor sold the real property on which its facilities are located to WM Realty Management for $3.0 million. WM Realty Management is a special purpose entity which was created in order to acquire the real estate. WM Realty Management is beneficially owned by Newvision Westminster LLC, of which Andrew A. Levy, a principal stockholder and a member of Techprecision, is the manager and a 69% beneficial owner. Mr. James G. Reindl, our chairman, chief executive officer and a director, is a 10% beneficial owner of Newvision. Larry Steinbrueck and Michael Holly, who are directors, are beneficial owners of 1.2% and 0.5%, respectively, of Newvision. Other principal stockholders who are members of Newvision are Stanoff Corporation (10%) and Martin Daube (7.8%). The property that we sold includes the real estate on which our facilities are located and three potential residential lots, which are presently vacant. We lease the real estate on which our facilities are located (and not the potential residential lots) pursuant to a triple net lease at an current annual rental of $438,000, subject to escalation. See "Item
            2. Description of Property" for information relating to this lease. Although we believe that the terms of the sale and the lease are fair to us, the purchase price is less than the appraised value of the property and the terms of neither the sale nor the lease were negotiated at arms length. The purchase price was based largely upon the maximum amount that WM Realty Management could borrow and reflected the fact that the use of the real estate as a manufacturing facility would not be considered the best use of the property.

      In connection with the mortgage on the real estate, Mr. Levy and Mr. Reindl gave the mortgagee their personal limited guarantee and an environmental guaranty. The limited guaranty is triggered by certain defaults by WM Realty Management under its mortgage.

      In connection with the mortgage, we paid certain of WM Realty Management's costs and expenses of approximately $80,000, which amount is payable by WM Realty Management within three years.

      Prior to the completion of the reverse acquisition, Techprecision LLC advanced us $120,000 for expenses relating to the reverse acquisition. These expenses were paid in February 2006.

      Mr. Stanley A. Youtt was a common stockholder of Ranor. Pursuant to the Ranor Agreement, he, along with the other former Ranor stockholders, sold his Ranor stock to us. Since the consideration paid was used to pay debt and the preference on the preferred stockholders, the total amount paid to Mr. Youtt was $700.

Item 13. Exhibits.

      2.1  Stock purchase agreement(1)
      3.1  Certificate of incorporation(2)
      3.2  By-laws(2)
      3.3  Certificate of Designation for the Series A Convertible
           Preferred Stock(1)
      4.1 Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank(1)
      4.2  Guaranty from the Registrant to Sovereign Bank(1)
      4.3  Form of warrant issued to Barron Partners LP(1)
     10.1 Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP(1)
     10.2 Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP(1)
     10.3 Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC(1)
     10.4  Subscription Agreement dated February 24, 2006(1)
     10.5 Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4(1)
     10.6  Employment agreement between the Registrant and Stanley
           Youtt(1)
     10.7 Management agreement dated February 24, 2006, between Ranor and Techprecision LLC(1)
     10.8  Lease, dated February 24, 2006 between WM Realty Management,
           LLC and Ranor(1)
     10.9  2006 Long-term incentive plan(1)
     14.1  Code of  business conduct and ethics
     21.1  List of Subsidiaries

     31.1  Certification of chief executive officer pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002
     31.2  Certification of chief financial officer pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Company's current report on Form 8-K which was filed with the Commission on March 3, 2006, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The following lists fees paid to Marcum & Kliegman, LLP ("MK"), our former independent public accounting firm, during the year ended December 31, 2005:

                          From February 10, 2005 (inception)
                          through December 31, 2005
                          -------------------------

Audit Fees                         $12,500(1)
Audit Related Fees                 None
Tax Fees                           None
All Other Fees                     None


(1) Fees billed in connection with MK's audit of the financial statement from February 10, 2005 to April 30, 2005 for the purpose of the registration statement on Form 10-SB filed on June 23, 2005 and MK's review of our interim financial statements for the quarters ended June 30, 2005 and September 30, 2005.

      We engaged Bloom & Co., LLP ("Bloom") as our independent certified public accounting firm on March 7, 2006. Bloom was the independent certified public accounting firm for Ranor and audited its financial statements at March 31, 2005 and for the two years in the period then ending. We did not pay any audit fees to Bloom in during 2005. The following lists fees paid to Bloom during 2006, through March 31, 2006:

Audit Fees                 $35,039
Audit Related Fees         None
Tax Fees                   None
All Other Fees             None

      Prior to our acquisition of Ranor, neither we nor Ranor had an audit committee. We appointed an audit committee in February 2006, following the acquisition of Ranor. It is the policy of the audit committee to review the nature of the non-audit work and approve such services in advance. In making its review the audit committee determine whether, in its opinion, the performance of such services does not impair the independence of our independent public accounting firm.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            TECHPRECISION CORPORATION
                                                   (Registrant)

Dated:  April 17, 2006                  /s/  James G. Reindl
                                        ----------------------------------------
                                        James G. Reindl, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes James G. Reindl and Mary Desmond or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                      Title                           Date

     /s/James G. Reindl        Chairman of the board, chief       April 17, 2006
--------------------------     executive officer and director
        James G. Reindl        (Principal Executive Officer)

     /s/Mary Desmond           Chief financial officer            April 17, 2006
--------------------------     (Principal Financial and
        Mary Desmond           Accounting Officer)

     /s/Stanley A. Youtt       Director                           April 17, 2006
--------------------------
        Stanley A. Youtt

                               Director                           April __, 2006
--------------------------
        Michael Holly

     /s/Larry Steinbrueck      Director                           April 17, 2006
--------------------------
        Larry Steinbrueck

                               Director                           April __, 2006
--------------------------
        Louis A. Winoski

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
------------------------------------------------------------------------------------------------- -----------
Techprecision Corporation (formely known as Lounsberry Holdings II, Inc.)
------------------------------------------------------------------------------------------------- -----------
      Report of Independent Registered Accounting Firm                                            F-2
------------------------------------------------------------------------------------------------- -----------
      Balance Sheet at December 31, 2005                                                          F-3
------------------------------------------------------------------------------------------------- -----------
      Statement of Operations for the Period from February 10, 2005 (inception)
      to December 31, 2005                                                                        F-4
------------------------------------------------------------------------------------------------- -----------
      Statements of Changes in Stockholders' Deficiency for the Period from February 10, 2005     F-5
      (inception) to December 31, 2005
------------------------------------------------------------------------------------------------- -----------
      Statements of Changes in Stockholders' Deficiency for the Period from February 10, 2005     F-6
      (inception) to December 31, 2005
------------------------------------------------------------------------------------------------- -----------
      Notes to Financial Statements                                                               F-7
------------------------------------------------------------------------------------------------- -----------
Ranor, Inc.
------------------------------------------------------------------------------------------------- -----------
      Report of Independent Registered Accounting Firm                                            F-14
------------------------------------------------------------------------------------------------- -----------
      Balance Sheets at March 31, 2005 and 2004 and December 31, 2005 (unaudited)                 F-15
------------------------------------------------------------------------------------------------- -----------
      Statements of Income for the years ended March 31, 2005 and 2004 and the nine months        F-16
      ended December 31, 2005 and 2004 (unaudited)
------------------------------------------------------------------------------------------------- -----------
      Statements of Shareholder's Deficit the years ended December 31, 2005 and 2004 and the      F-17
      nine months ended December 31, 2005 (unaudited)
------------------------------------------------------------------------------------------------- -----------
      Statements of Cash Flows for the years ended March 31, 2005 and 2004 and the nine months    F-18
      ended December 31, 2005 and 2004 (unaudited)
------------------------------------------------------------------------------------------------- -----------
      Notes to Financial Statement                                                                F-19
------------------------------------------------------------------------------------------------- -----------


BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:                         TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS                                                           FAX: 516 - 486-5476

STEVEN BLOOM, CPA                                                                  MEMBER OF AMERICAN
FREDERICK PAUKER, CPA                                                                 INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA                                                      CERTIFIED PUBLIC
                                                                                       ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Techprecision Corporation

We have audited the balance sheet of Techprecision Corporation (previously known as Lounsberry Holdings II, Inc.), a development stage company, as of December 31, 2005 and the related statements of income, accumulated deficit, and cash flows for the year ended December 31, 2005 and the period from inception on February 10, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Techprecision Corporation (previously known as Lounsberry Holdings, II) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Bloom and Company LLP
Hempstead, New York
April 17, 2006

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Cash                                                                            $  2,000
                                                                                --------

TOTAL ASSETS                                                                    $  2,000
                                                                                ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LOAN PAYABLE - RELATED PARTY                                                    $ 39,661
                                                                                --------

TOTAL LIABILITIES                                                                 39,661

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued           --
Common stock, $.0001 par value; 90,000,000 shares authorized; 1,020,000
 issued and outstanding                                                              102
Additional paid in capital                                                         2,000
Deficit accumulated during the development stage                                 (39,763)
                                                                                --------

TOTAL STOCKHOLDERS'DEFICIENCY                                                    (32,398)
                                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $  2,000
                                                                                ========

See notes to financial statements.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 2005


FORMATION COSTS                                         $    39,763
                                                        -----------

NET LOSS                                                $   (39,763)
                                                        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       1,020,000
                                                        ===========

BASIC AND DILUTED NET LOSS PER SHARE                    $     (0.04)
                                                        ===========


See notes to financial statements.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                                                            Deficit
                                                                          Accumulated
                                                                           During the      Total
                                                   Common stock           Development   Stockholders'
                                               Shares         Amount         Stage        Deficiency
                                              -------------------------------------------------------
Common shares issued at February 10, 2005
 at $0.0001 per share                         1,020,000     $     102     $      --      $     102

Net loss                                             --            --       (39,763)       (39,763)
                                              ---------     ---------     ---------      ---------

Balance at December 31, 2005                  1,020,000     $     102     $ (39,763)     $ (39,763)
                                              =========     =========     =========      =========

See notes to financial statements.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM FEBRUARY 10, 2005 (INCEPTION) TO DECEMBER 31, 2005



CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $(39,763)
                                                             ---------

NET CASH USED IN OPERATING ACTIVITIES                         (39,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock                          2,102
Proceeds from related party                                    39,661
                                                             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      41,763
                                                             ---------
NET INCREASE (DECREASE) IN CASH                                 2,000

CASH AT BEGINNING OF PERIOD                                        --
                                                             ---------

CASH AT END OF PERIOD                                        $  2,000
                                                             ========


See notes to financial statements.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Lounsberry Holdings II, Inc. (the "Company") was incorporated in Delaware on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

At December 31, 2005, the Company had not yet commenced any operations. All activity through December 31, 2005 relates to the Company's formation. The Company selected December 31 as its fiscal year end.

The Company, until its merger with Ranor, Inc. in February 2006 was a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, other entity, or person," and is issuing "penny stock," as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management did not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concluded a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the first 12 months was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings ("Business Combination"). The Company did not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities was undertaken by or under the supervision of the officers and directors of the Company.

Until a Business Combination was completed, an affiliate of one of the Founding Stockholders agreed to fund the Company's operating costs through the earlier of a Business Combination or December 31, 2006. There was no assurance that the Company would be able to successfully complete a Business Combination. On February 24, 2006 a business combination was entered into. (See Note 6)

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $2,000 as of December 31, 2005.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued)

Net Earnings Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

NOTE 3 - Loan Payable - Related Party

We received two loans in the amounts of $27,161 and $12,500 respectively from an affiliate of one of the Founding Stockholders. These loans are non-interest bearing and are payable on the earlier of May 31, 2006 or the consummation of a Business Combination. On February 24, 2006, the date of the reverse merger, the loans were forgiven/

NOTE 4 - Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of December 31, 2005.

NOTE 5 - New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." The amendments made by Statement 151 clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.

In  December  2004,  The FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 as based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided for an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carry over basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transaction. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provision of this statement shall be applied prospectively.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123R as of the first interim or annual reporting period that begins after December 15, 2005, which, for us, will be the quarter beginning April 1, 2006. Prior to the reverse acquisition, we did not grant any options or equity-based incentives. To the extent that we grant such options or other equity-based incentives, the value thereof will be included an a general and administrative expense.

We expect that the adoption of the foregoing new statements will not have a significant impact on our financial statements.

NOTE 6 - Subsequent Events

On February 24, 2006, the Company purchased all of the capital stock of Ranor, Inc., a Delaware corporation ("Ranor"), pursuant to a stock purchase agreement dated August 17, 2005 (the "Agreement"). The Agreement provided that Ranor will pay all outstanding notes, which were held by the holders of Ranor's preferred stock, and purchase the outstanding capital stock and warrants. The note holders received cash of $8 million plus accrued interest of $975,500 as full payment for their notes. The preferred stockholders received $6,500 as payment for their shares and the common shareholders received $3,500 for their shares. The Company paid $925,000 into escrow as security for any liability that the selling stockholders may have as a result of any breach of the representations and warranties contained in the agreement.

A former stockholder of Lounsberry received $200,000 for 928,000 of his shares.

In order to finance its recapitalization, Ranor, Inc. sold its real property in a sale leaseback transaction for $3 million to WM Realty Management, LLC, which is a special purpose entity and an affiliate of the Company, and entered into a secured credit agreement with a bank, on which it borrowed $4,000,000, we sold convertible preferred shares and warrants for $2.2 million and common stock for $500,000. Total cash raised from financed was $9.2 million. The balance of funds required was paid by Ranor in accordance with the provisions of the Agreement.

Contemporaneously with the purchase of the Ranor stock, the Company purchased 928,000 shares of its common stock from a principal stockholder. Such shares have been cancelled.

The proforma unaudited consolidated Balance Sheet and Statement of Operations and proforma earnings per share shown on the statement of operations for the most recent interim period give effect acquisition of Ranor as of February 28, 2006, which was four days after the closing of the acquisition and for the eleven months ended February 28, 2006 and 2005.

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events (continued)

The actual and proforma financial statement information and notes should be read in conjunction with and are qualified by the historical financial statements and notes thereto of the Company and Ranor Inc. Historical profoma financial statements are included in the 8K filing by Tech on March 3, 2006.



                            TECHPRECISION CORPORATION
                       PROFORMA CONSOLIDATED BALANCE SHEET
                             AS OF FEBURARY 28, 2006
                                   (unaudited)

                                                                         WM             Proforma
                                     Ranor         Techprecision        Realty         Adjustments         Consolidated
                                  ------------      ------------     ------------     ------------         ------------
Assets
Current Assets
   Cash and equivalents           $    429,505      $      2,000                                           $    431,505
   Accounts Receivable               2,515,552                                                                2,515,552
   Prepaid Expenses                    133,958                            235,961                               369,919
   Inventory                         1,942,815                                                                1,942,815
                                  ------------      ------------     ------------     ------------         ------------

       Total Current Assets          5,021,830             2,000          235,961                             5,259,791

Property, Plant and Equipment
Land                                                                              (1)      110,112              110,112
Building                                                                          (1)    1,282,119            1,282,119
Machinery and Equipment              2,593,224                                                                2,593,224
Land - Building                                                         3,000,000 (1)   (3,000,000)
Less:  Accumulated                                                                (1)
Depreciation                        (1,272,915)                                           (142,863)          (1,415,778)
                                  ------------      ------------     ------------     ------------         ------------

Property, Plant
     and Equipment, Net              1,320,309                          3,000,000       (1,750,632)           2,569,677

Other Assets Escrow                                      930,000           25,000                               955,000
Advance WM Realty                                        226,808                          (226,808)
Deferred Charges                        46,684                            265,847                               312,531
Investment- Ranor                                         10,000                  (2)      (10,000)
Due from Ranor                                           813,553                  (3)     (813,553)
                                  ------------      ------------     ------------     ------------         ------------

Total Assets                      $  6,388,823      $  1,982,361     $  3,526,808     $ (2,800,993)        $  9,096,999
                                  ============      ============     ============     ============         ============

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events (continued)

                            TECHPRECISION CORPORATION
                       PROFORMA CONSOLIDATED BALANCE SHEET
                             AS OF FEBURARY 28, 2006
                                   (unaudited)
                                   (continued)

                                                                     WM               Proforma
                                   Ranor        Techprecision      Realty            Adjustments     Consolidated
                                -----------      -----------     -----------         -----------      -----------

Liabilities and
  Stockholders' Equity

Current Liabilities
     Accounts Payable               807,368                                                               807,368
     Accrued Expenses               602,424                                                               602,424
     Due To/From Parent             813,553                                      3      (813,553)
     Current Maturities of
        Long Term Debt              576,934                                                               576,934
     Mortgage Payable                                              3,300,000                            3,300,000
                                -----------      -----------     -----------         -----------      -----------

         Total Current            2,800,279                        3,300,000            (813,553)       5,286,726
             Liabilities

Notes Payable-Bank                3,428,572                                                             3,428,572
Chattel Mortgage Payable             14,366                                                                14,366
Advance Techprecision                                                226,808            (226,808)
                                -----------      -----------     -----------         -----------      -----------
       Total
       Long-Term
       Liabilities                3,442,938                          226,808            (226,808)       3,442,938

      Minority Interest                                                          2             1                1
Stockholders' Equity
      Preferred Stock                     0        2,150,000                                            2,150,000
      Common Stock-Ranor                350                                      2          (350)               0
      Common Stock-
      Techprecision                                      996                                                  996
      Paid in capital             2,000,000         (128,872)                3,2,1       (49,414)       1,821,714
      Deficit                    (1,854,744)         (39,763)                  1,3    (1,710,869)      (3,605,376)
                                -----------      -----------     -----------         -----------      -----------

      Total Stockholders'
       Equity                       145,606        1,982,361                          (1,760,632)         367,335
                                -----------      -----------     -----------         -----------      -----------

      Total Liabilities and     $ 6,388,823      $ 1,982,361     $ 3,526,808         $(2,800,993)     $ 9,096,999
                                ===========      ===========     ===========         ===========      ===========

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events (continued)

(1) A proforma adjustment has been made to consolidate WM Realty Management, a special purpose entity set up by affiliates of the Company to hold title and obtain a $3.3 million mortgage on the buildings and property of Ranor,. The entry re-establishes the assets on the books of the Company and eliminates the profit Ranor recognized on the sale of the property.

(2) Tech purchased the shares of the former shareholders of Ranor, Inc for $10,000. The transaction was considered a reverse acquisition and was accounted for accordingly. The common stock on the books of Ranor was $350, outstanding shares of Ranor were 350,000. Ranor cancelled all but 1,000 shares.

(3) In the accounting for a reverse merger the non-operating or purchasing company's deficit is charged against its additional paid in capital, with the result that acquired company's (Ranor's) deficit is carried forward.

                            Techprecision Corporation
                      Comparative Proforma Income Statement
          For the Eleven Month Periods Ended February 28, 2006 and 2005
                        And Pro Forma Earnings Per Share
                                   (unaudited)

                                                                     Proforma Adjustments
                                2006              2005              2006              2005              2006              2005
                            ------------      ------------      ------------      ------------      ------------      ------------
Net Sales                   $ 17,800,607      $ 12,865,901                                          $ 17,800,607      $ 12,865,901
Cost of  Sales                14,756,529        11,015,994                                            14,756,529        11,015,994
                            ------------      ------------      ------------      ------------      ------------      ------------

Gross Profit                   3,044,078         1,849,907                                             3,044,078         1,849,907

Selling, General and           1,739,673         1,512,657                                             1,739,673         1,512,657
Admin Exp
Depreciation Expense             375,876           374,448                                               375,876           374,448
                            ------------      ------------      ------------      ------------      ------------      ------------
                               2,115,549         1,887,105                                             2,115,549         1,887,105

Operating Income                 928,529           (37,198)                                              928,529           (37,198)

Other Income & Expenses

Interest Expense              (1,027,718)       (1,027,945) 1        356,351           363,996          (671,367)         (663,949)
Interest Earned                    9,998            15,315                                                 9,998            15,315
Other Income/(expense)         1,736,359            (7,876) 2     (1,750,632)                            (14,273)           (7,876)
                            ------------      ------------      ------------      ------------      ------------      ------------

Net Other Income &
Expense                          718,639        (1,020,506)       (1,394,281)          363,996          (675,642)         (656,510)
                            ------------      ------------      ------------      ------------      ------------      ------------

Income before income        $  1,647,168      $ (1,057,704)     $ (1,394,281)     $    363,996      $    252,887      $   (693,708)
taxes

                            TECHPRECISION CORPORATION
                (formerly known as LOUNSBERRY HOLDINGS II, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events (continued)

                            Techprecision Corporation
                      Comparative Proforma Income Statement
                        And Pro Forma Earnings Per Share
                                   (unaudited)
                                   (continued)

Income before income
taxes                    $ 1,647,168      $(1,057,704)     $(1,394,281)     $   363,996      $   252,887     $  (693,708)

Federal and State
Income Tax                  (750,000)                 (6)      663,000                           (87,000)

(Benefit) Provision
for Income Tax               740,000                          (653,000)                           87,000
                         -----------      -----------      -----------      -----------      -----------     -----------

Net Income               $ 1,637,168      $(1,057,704)     $(1,384,281)     $   363,996      $   242,887     ($  693,708)
                         ===========      ===========      ===========      ===========      ===========     ===========

Net (loss) per                                        (5)
share
    Basic and            $      0.17            (0.11)                                       $      0.00           (0.11)
    Diluted
Shares used in per
share calculation
    Basic and              9,959,000        9,959,000 (3),(5)                                  9,959,000       9,959,000
    Diluted

(1) A proforma adjustment has been made to the interest expense removing interest on $8 million at 14% (the Ranor notes) and replacing it with the interest on $3.3 million at 11.25% and $4 million at 9%. The adjustment was made as though the transaction had taken place on April 1, 2004. The beginning of Ranors' fiscal year.

(2) A proforma adjustment has been made to consolidate WM Realty Management, a special purpose entity set up by affiliates of the Company to hold title and obtain a $3.3 million mortgage on the buildings and property of Ranor,. The entry re-establishes the assets on the books of the Company and eliminates the profit Ranor recognized on the sale of the property.

(3) Basic shares outstanding are the shares outstanding for Techprecision on February 28, 2006, four days after the transaction took place and need not be adjusted.

(4) None of the options outstanding have exercise prices that are less than the market value of the shares and therefore the exercise of the options would be anti-dilutive.

(5) No consideration was given to warrants to purchase 11.22 million shares of common stock because the warrant exercise price was greater than the average price of other shares purchased for cash.

(6) Adjust income taxes for the elimination of the profit on the sale of the realty to the affiliate WM Realty Management LLC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Ranor, Inc.

We have audited the accompanying balance sheets of Ranor, Inc. as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranor, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Bloom & Co., LLP
Hempstead, NY
February 14, 2006

                                   RANOR, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                                         DECEMBER 31,             MARCH 31,
                                                                             2005           2005              2004
                                                                             ----           ----              ----
                                                                         (UNAUDITED)      (AUDITED)         (AUDITED)
CURRENT ASSETS
       Cash and cash equivalents                                          $  777,950     $ 1,226,030      $ 2,198,205
       Accounts receivable, less allowance for doubtful
          accounts of $25,000 on December 31,  2005
          and March 31, 2005 and 2004                                      3,216,172       1,810,664        2,044,367
       Other receivables                                                      23,903          29,561           51,847
       Costs incurred on uncompleted contracts,
          net of progress billings                                         2,192,434       1,991,643        1,110,666
       Inventories- raw materials                                            121,694          86,703           66,657
       Prepaid expenses                                                      142,449         116,910          106,067
                                                                           ---------       ---------        ---------

                          Total current assets                             6,474,602       5,261,511        5,577,809
                                                                           ---------       ---------        ---------


Property, Plant And Equipment, net                                         2,639,979       2,870,347        3,212,165
                                                                           ---------       ---------        ---------

Total Assets                                                            $  9,114,581    $  8,131,858     $  8,789,974
                                                                          ==========      ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                   $ 1,675,575      $  928,170       $  756,657
      Accrued expenses                                                     1,477,471         890,163          570,300
      Current maturity of long-term debt                                       5,506           5,506            5,243
                                                                           ---------        --------        ---------

                    Total current liabilities                              3,158,552       1,823,839        1,332,200
                                                                           ---------       ---------        ---------

LONG-TERM DEBT, LESS CURRENT MATURITY                                     10,015,302      10,019,422       10,025,377
                                                                          ----------      ----------       ----------

STOCKHOLDERS' DEFICIT
      Common stock - authorized 1,998,000 shares of
          $0.001 par value;  350,000 shares issued and outstanding               350             350              350
       Accumulated deficit                                             (  4,059,623)   (  3,711,753)    (  2,567,953)
                                                                       -------------   -------------    -------------

       Total Stockholders' Deficit                                     (  4,059,273)   (  3,711,403)    (  2,567,603)
                                                                       -------------   -------------    -------------

                                                                      $    9,114,581  $    8,131,858    $   8,789,974
                                                                       =============   =============     ============


    The accompanying notes are an integral part of the financial statements.

                                   RANOR, INC.
                            STATEMENTS OF OPERATIONS


                                                           NINE MONTHS ENDED                       YEARS ENDED
                                                              DECEMBER 31,                           MARCH 31,

                                                            2005             2004               2005            2004
                                                            ----             ----               ----            ----
                                                        (UNAUDITED)       (UNAUDITED)         (AUDITED)       (AUDITED)

Net Sales                                               $ 13,713,739      $ 10,538,268       $ 14,269,982   $ 10,932,917

Cost Of Sales                                             11,494,666         9,642,262         12,631,640     10,148,270
                                                         -----------       -----------        -----------    -----------

Gross Profit                                               2,219,074           896,006          1,638,342        784,647

Operating Expenses                                         1,731,702         1,220,311          1,664,848      1,691,748
                                                         -----------       -----------        -----------    -----------

Income/(loss) From Operations                                487,372       (  324,305)        (   26,506)    (  907,101)
                                                         -----------       -----------        -----------    -----------

Other (Income) Expenses
      Interest expense                                       840,849           841,065          1,121,487      1,121,203
      Other income                                       (    8,707)       (    5,375)        (    8,285)    (   37,198)
                                                         -----------       -----------        -----------    -----------
                                                             832,142       (  835,691)          1,113,202      1,084,005
                                                         -----------       -----------        -----------    -----------

Income/(loss) Before Income Taxes And                    (  344,770)       (1,159,996)        (1,139,708)    (1,991,106)
                                                         -----------       -----------        -----------    -----------
Cumulative Effect    of a change in
accounting principle

Provision For Income Taxes                                     3,100             3,682              4,092          8,056
                                                         -----------       -----------        -----------    -----------

Income/(loss) Before Cumulative Effect Of
Change In
   Accounting Principle                                  (  347,870)       (1,163,678)        (1,143,800)    (1,999,162)
                                                         -----------       -----------        -----------    -----------

Cumulative Effect Of Change In Accounting
  Principle, Net Of Income Taxes Of $0                            --                --                 --    (   56,142)
                                                         -----------       -----------        -----------    -----------

Net Income/(loss)                                      $(   347,870)      $(1,163,678)       $(1,143,800)   $(2,055,304)
                                                        ============       ===========        ===========    ===========

Number of shares outstanding                               1,998,000         1,998,000          1,998,000      1,998,000
                                                         -----------       -----------        -----------    -----------

Net loss per share before cumulative effect                    $ .17             $ .58              $ .57          $1.00
                                                         -----------       -----------        -----------    -----------
of change in accounting principle

Net loss per share after cumulative effect                       N/A               N/A                N/A          $1.03
                                                         -----------       -----------        -----------    -----------
of change in accounting principle



    The accompanying notes are an integral part of the financial statements.

                                   RANOR, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2005 AND 2004
                 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2005


                                                Preferred Stock (a)            Common Stock              Accumulated
                                Warrants        -------------------            ------------              -----------
                               Outstanding      Shares      Amount         Shares         Amount     Deficit         Total
                               -----------      ------      ------         ------         ------     -------         -----
AUDITED:
- --------
Balance, April 1, 2003           650,000         2,000    $2,000,000       350,000          $350     $(512,649)    $1,487,701

  Net loss for the year                             --            --            --            --    (2,055,304)    (2,055,304)
                                             ---------    ----------     ---------     ---------    -----------    -----------

Balance, March 31, 2004          650,000         2,000     2,000,000       350,000           350    (2,567,953)      (567,603)
                               ---------     ---------    ----------     ---------     ---------    -----------    -----------

   Net loss for the year                            --            --            --            --    (1,143,800)    (1,143,800)
                                             ---------    ----------     ---------     ---------    -----------    -----------

Balance, March 31, 2005          650,000         2,000    $2,000,000       350,000          $350   $(3,711,753)   $(1,711,403)
                               ---------     ---------    ----------     ---------     ---------    -----------    -----------

UNAUDITED:
   Net loss for the period                          --            --            --            --      (347,870)      (347,870)
                                             ---------    ----------     ---------     ---------    -----------    -----------

Balance, December 31, 2005       650,000         2,000    $2,000,000       350,000          $350   $(4,059,623)   $(2,059,273)
                               =========     =========    ==========     =========     =========    ===========    ===========

(a) Due to the preferred stock agreement which has the features of a long term liability, it is being shown as long term debt.

    The accompanying notes are an integral part of the financial statements.

                                   RANOR, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED                YEARS ENDED
                                                                         DECEMBER 31,                    MARCH 31,

                                                                      2005           2004           2005            2004
                                                                   (UNAUDITED)    (UNAUDITED)     (AUDITED)      (AUDITED)
                                                                   -----------    -----------     ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                      $  (  347,870)  $(1,163,678)   $ (1,143,800)  $ (2,055,304)
                                                                    ------------ -------------    ------------   ------------
     Noncash items included in net loss:
          Depreciation and amortization                                  310,097       306,927         407,706        393,524
          Provision for bad debts                                             --            --              --         25,000
     Changes in assets and liabilities:
          Accounts receivable                                       ( 1,399,850)  ( 1,087,466)         255,989    (  536,329)
          Inventory                                                 (   609,610)  (   846,128)    (    20,046)    (   24,945)
          Costs and estimated earnings in excess of billings on
               Uncompleted contracts                                     373,828     1,059,088    (   880,977)        199,878
          Costs on uncompleted contracts, net of contract
          billings                                                            --            --              --    (  357,122)
          Prepaid expenses                                          (    25,539)      (18,205)    (    10,843)            659
          Accounts payable and accrued expenses                        1,334,979       344,299         491,376        505,722
                                                                    ------------ -------------    ------------   ------------
                                                                    (    16,095)  (   241,485)         243,205        206,387
                                                                    ------------ -------------    ------------   ------------
                 Net cash used in operating activities              (   363,965)  ( 1,405,163)    (   900,595)    (1,848,917)
                                                                    ------------ -------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                     (    79,731) (     65,888)    (    65,888)   (   143,338)
                                                                    ------------ -------------    ------------   ------------
                 Net cash used in investing activities              (    79,731) (     65,888)    (    65,888)   (   143,338)
                                                                    ------------ -------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                       --            --              --         30,620
     Principal payments on long-term borrowings                     (     4,384) (      3,904)    (     5,692)             --
                                                                    ------------ -------------    ------------   ------------
                 Net cash provided by (used in) financing
                 activities                                         (     4,384) (      3,904)    (     5,692)         30,620
                                                                    ------------ -------------    ------------   ------------


                 Net decrease in cash and cash equivalents        $ (   448,080)  $(1,474,955)   $(   972,175)   $(1,961,635)
                                                                    ------------ -------------    ------------   ------------

CASH AND CASH EQUIVALENTS, beginning of period                         1,226,030     2,198,206       2,198,205      4,159,840
                                                                    ------------ -------------    ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                            $    777,950  $    723,251    $  1,226,030    $ 2,198,205
                                                                    ============ =============    ============   ============



Supplemental Disclosures of Cash Flows Information
---------------------------------------------------
           Cash paid during the year for:
                  Interest expense                                  $         --   $   841,065     $   934,821    $ 1,121,203
                                                                    ============ =============    ============   ============
                  Income taxes                                      $      3,100   $      ,100     $     1,181    $     8,056
                                                                    ============ =============    ============   ============


    The accompanying notes are an integral part of the financial statements.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of March 31, 2005 and March 31, 2004.

Since the redeemable preferred stock does not pay any dividends and the redemption value is due in 2012, the discounted fair value of the redeemable preferred stock, at company's cost of capital, is less than the face amount of $2,000,000.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount Ranor expects to collect. Ranor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of Ranor's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, Ranor provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after Ranor has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience.

INVENTORIES

Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

NOTES PAYABLE

We account for all note liabilities that are due and payable in one year as short-term notes.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LONG-LIVED ASSETS

Property, plant and equipment- these assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

REVENUE RECOGNITION

Revenues from contracts were recorded on the percentage-of-completion method. Effective April 1, 2003, Ranor adopted the units-of-delivery method under the percentage-of-completion method of revenue recognition. Accordingly, income is recognized at the time at which a unit under contract is completed and delivered to the customer. The costs related to the unit are recorded as costs of goods sold in an amount that approximates a proportionate amount for each unit of the total expected costs in completing the entire contract. As described in Note 3, prior to 2004, Ranor followed the labor-to-labor method under the percentage-of-completion method of accounting for such contracts.

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined and are reflected as reductions of the carrying value of the costs incurred on uncompleted contracts.


COSTS INCURRED ON UNCOMPLETED CONTRACTS

Costs incurred on uncompleted contracts consist of labor, overhead, and materials costs incurred on uncompleted contracts. Costs are stated at the lower of cost or market and reflect accrued losses, if required, on uncompleted contracts.

ADVERTISING EXPENSES

Advertising costs are charged to operations when incurred. Advertising expenses were $14,060 in 2005 and $30,686 in 2004.

INCOME TAXES

Temporary differences giving rise to deferred income taxes consist primarily of the reporting of contract revenues and expenses and losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, inventory valuation, accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carryforwards.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.

NEW ACCOUNTING PRONOUNCEMENTS

We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position ("FSP") No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No.109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

In December 2003, the FASB issued a revision to Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires additional disclosures by Ranor regarding its plan assets, investment strategies, plan obligations and cash flows. We have considered revised statement 132 and have determined that at this time this pronouncement is not applicable to our current operations.

NOTE 2. DESCRIPTION OF BUSINESS

Ranor, Inc., ("Ranor") is a leading provider of high precision metal fabrication and machining services for large metal components weighing up to 100 tons. Ranor fabricates nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; produces large fabrications for Navy aircraft carriers, submarines and commercial vessels; and manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment. Ranor is one of two companies currently capable of machining one-piece aluminum domes for Boeing's Delta III and Delta IV rocket programs.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2005 and 2004 property, plant and equipment consisted of the following:

                                                      2005               2004
                                                      ----               ----
       Land                                         $ 110,113          $ 110,113
       Building and improvements                    1,223,054          1,223,054
       Furniture and fixtures                          43,737             38,471
       Machinery and equipment                      2,549,045          2,488,422
                                                  -----------         ----------
                                                    3,925,949          3,860,060
                                                  -----------         ----------

       Less: accumulated depreciation               1,055,602            647,895
                                                  -----------         ----------
                                                  $ 2,870,347         $3,212,165
                                                  -----------         ----------

Depreciation expense for the years ended March 31, 2005 and 2004 were $407,707 and $393,524, respectively.

NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE/CONTRACTS IN PROCESS

During 2004, Ranor changed its method of recognizing revenues for contracts that have an estimated contract value of $500,000 and contract life of at least nine months. Whereas prior to 2004, Ranor followed the labor-to-labor method for determining the percentage-of-completion method of accounting for such contracts in which income is recognized in the ratio that labor costs incurred bears to estimated total labor costs, it is now recognizing the percentage-of-completion based upon the units-of-delivery method (see Note 1). The cumulative effect of the change of $56,142 is shown as a one-time charge to operations in the 2004 statement of operations.

  Contracts in process consisted of the following at March 31:

                                                       2005             2004
                                                  ------------     -------------
    Costs incurred on uncompleted contracts        $5,561,541      $   5,610,949
    Estimated losses accrued to date                 (892,376)       (1,064,104)
                                                  ------------     -------------
                                                    4,669,165         4,546,845
    Less: billings to date                          2,677,522         3,436,179
                                                  ------------     -------------

                                                   $1,991,643      $  1,110,666
                                                  ============     =============


These amounts are included in the accompanying balance sheets under the caption "Costs and estimated earnings in excess of billings on uncompleted contracts" at March 31, 2005 and 2004.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5. LONG-TERM DEBT

     Long-term debt consists of the following at March 31:
                                                                                            2005              2004
                                                                                        -----------       -----------
        Preferred Stock - authorized 2,000 shares of $.001 par value:
           2,000 shares issued and outstanding and redeemable on August 7,
           2012.
        (See Note 10)                                                                     $2,000,000       $2,000,000

        Green Mountain Partners III, L.P. -
          Unsecured note payable in semi-annual interest installments at
          14.0%, due in February and August. Principal payments of
          $800,000 due annually commencing on August 7, 2006 through
          August 2011, and $1,600,000 on August 7, 2012. Prepayments of
          principal are allowable or required under certain conditions, as defined. The note is subject to covenants, which provide, among other things, restrictions on the incurrence of additional debt
          or commitments.                                                                  6,400,000        6,400,000

        Phoenix Life Insurance Company -
          Unsecured note payable in semi-annual interest installments at
          14.0%, due in February and August. Principal payments of
          $200,000 due annually commencing on August 7, 2006 through
          August 2011, and $400,000 on August 7, 2012. Prepayments of
          principal are allowable or required under certain conditions, as defined. The note is subject to covenants, which provide, among other things, restrictions on the incurrence of additional debt
          or commitments.                                                                  1,600,000        1,600,000

        Ford Motor Credit Company-
          Payable in monthly installments of $552 including interest of
          4.90% commencing July 20, 2003 through June 20, 2009.
          Secured by a vehicle.                                                               24,928           30,620
                                                                                      --------------   --------------
                                                                                          10,024,928       10,030,620
        Principal payments due within one year                                                 5,506            5,243
                                                                                     ---------------  ---------------

                                                                                         $10,019,422      $10,025,377
                                                                                     ===============  ===============


     As of March 31, 2005, long-term debt matures as follows:

              Years ending
                March 31,                                      Amount
                ---------                                    ---------
                  2006                                     $       5,506
                  2007                                         1,005,782
                  2008                                         1,006,071
                  2009                                         1,006,375
                  2010                                         1,001,194
               Thereafter                                      6,000,000
                                                               ---------
                                                             $10,024,928
                                                             ===========

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6. INCOME TAXES


The provision for income taxes consists of the following at March 31:                 2005           2004
                                                                                      ----           ----
Current                                                                                 $ 4,092       $ 8,056
Deferred                                                                                     --            --
                                                                                    -----------    ----------
                                                                                      $   4,092      $  8,056
                                                                                    ===========    ==========

Deferred tax assets and liabilities consist of the following at March 31:
    Deferred tax asset:
        Allowance for doubtful accounts                                                $  9,800       $ 9,800
        Inventory valuation                                                              26,900        10,700
        Revenue recognition on uncompleted contracts                                    113,900       457,800
        Net operating loss carryforward                                               1,353,200       564,700
        Accrued expenses                                                                127,600       106,000
                                                                                    -----------    ----------
                                                                                      1,631,400     1,149,000
        Less: Valuation Allowance                                                   (1,440,000)   (  995,700)
                                                                                    ===========    ==========
                                                                                   $    191,400   $   153,300
                                                                                    ===========    ==========

     Deferred tax liabilities:
          Depreciation of property and equipment                                   $    191,400   $   153,300
                                                                                    ===========    ==========


The valuation allowance increased by $444,300 in 2005 and $798,100 in 2004.

At March 31, 2005, Ranor has approximately $3,470,000 of net operating losses available to reduce future taxable income through 2025 for federal purposes and 2010 for state purposes. Under Internal Revenue Code Section 382, whenever a stock ownership change of more than 50% occurs, within generally a three-year period (testing period), the corporation's ability to use pre-change loss carry forward is substantially limited.

Ranor's effective income tax rate is 39%, which is higher than what would be expected if the federal statutory rate was applied to losses primarily because of the valuation allowance applied to the net operating loss carryforward.


NOTE 7. RELATED PARTY TRANSACTIONS

Ranor has agreements to pay management fees totaling $200,000 per year to four stockholders under agreements that expire August 2005 and are renewable annually thereafter. Effective June 2003, two of these stockholders have accepted a salary from Ranor in lieu of the management fee, but have retained their rights under their agreements. Total management fees charged to operations under this agreement were $49,000 in 2005 and $75,000 in 2004. As of March 31, 2005 and 2004, Ranor has included in accounts payable unpaid management fees of $132,291 and $83,333, respectively. The total future commitments under these agreements were $8,333 as of March 31, 2005.

Ranor has long-term debt payable to Green Mountain Partners III, L.P. and Phoenix Life Insurance Company (see Note 4), which holds the outstanding preferred stock and common stock warrants (see Note 9). Interest expense charged to operations under the related party debt was $1,120,000 in 2005 and 2004.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8. OPERATING LEASE

Ranor leases office equipment under operating lease agreements expiring through November 2008. Total rent expense charged to operations approximated $16,700 in 2005 and $19,900 in 2004.

Future minimum lease payments under noncancellable portions of the leases as of March 31, 2005, are as follows:

              Years ending
               March 31,                                        Amount
               ---------                                        ------
                 2006                                          $  16,678
                 2007                                             16,678
                 2008                                             15,288
                                                               ---------
         Total minimum lease payments                          $  48,644
                                                               =========


NOTE 9. PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. There were no employer-matched contributions charged to operations in 2005 and 2004.

NOTE 10. CAPITAL STOCK

PREFERRED STOCK

The 2,000 shares of preferred stock outstanding are classified as Series A and carry a mandatory redemption provision under which Ranor is required to redeem all the outstanding shares on August 7, 2012 at $1,000 per share. Ranor has the option to redeem any or all the shares prior to that date. The preferred stock carries no voting or dividend rights. The preferred stock carries a preference of $1,000 per share in the event of liquidation.

The stockholder agreements contain a provision whereby, effective August 2009, any preferred stockholder can, upon written notice, require Ranor to repurchase their shares at a price as defined in the agreement.


STOCK WARRANTS

At March 31, 2005 and 2004, the preferred stockholders and debt holders (see
Note 6) had warrants to acquire 650,000 shares of common stock at a price of $.001 per share. The warrants are immediately exercisable and expire on August 7, 2012. The warrants carry repurchase provisions as defined. Six hundred fifty thousand shares of common stock have been reserved for the issuance of these warrants.


The stockholder agreements contain a provision whereby, effective August 2009, any holders of stock warrants can, upon written notice, require Ranor to repurchase the warrants or any shares issued under the warrant agreement at a price as defined in the agreement. At March 31, 2005 and 2004, the warrants had no determinable value.

COMMON STOCK

The sale or transfer of the common stock of Ranor is subject to the terms of the stockholder agreement among Ranor and its stockholders and warrant holders.

                                   RANOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Ranor maintains bank account balances, which, at times, may exceed insured limits. Ranor has not experienced any losses with these accounts. Management believes Ranor is not exposed to any significant credit risk on cash.

In 2005, Ranor sold a substantial portion of its products to two customers. Sales for the period ended March 31, 2005, to these customers were approximately $2,680,000 (19%), and $1,572,000 (11%). At March 31, 2005, amounts due from these customers, included in trade accounts receivable, were $519,667 and $38,777, respectively.

In 2004, Ranor sold a substantial portion of its products to two customers. Sales for the period ended March 31, 2004 to these customers were approximately $2,311,000 (19%), and $1,818,000 (15%). At March 31, 2004, amounts due from these customers, included in trade accounts receivable, were $286,696 and $248,604, respectively.

NOTE 12. ADOPTION OF ACCOUNTING PRINCIPLE

The FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net earnings.

As explained in Note 9, Ranor has mandatory redeemable preferred stock that is reported as a liability under Statement No. 150. The carrying value of that stock was transferred from stockholders' deficiency to liabilities, which had the effect of increasing stockholders' deficiency and increasing liabilities.

NOTE 13. SUBSEQUENT EVENT

On August 17, 2005 an agreement was signed whereby the present shareholders, note holders and preferred stock holders agreed to sell their shares, redeem their notes and retire their preferred stock. The purchaser of these shares is Ranor Acquisition LLC, a Delaware Limited Liability Company. The purchase price of the Common Securities is $9,250,000 minus the aggregate amount of the Company Debt outstanding on the closing date, minus: (1) the adjusted redemption value of the preferred shares; (2) the sellers' expenses; (3) the net cash amount on the closing date as determined in accordance with the agreement (or plus, if the net cash amount is a negative number); (4) and any accounts payable adjustment amount (such aggregate value being referred to herein as the "closing date purchase price"). The closing date purchase price shall be subject to further adjustment after the closing pursuant to a review by the sellers' accountants.

The incoming shareholders will pay off the $8 million notes payable, redeem the $2 million preferred stock, pay the outstanding balance of the accounts payable, and recompense the purchase price of common shares of Ranor from the following funds:

1. Sale-leaseback of Ranor's land and building for $3 million.
2. Bank term Loan of $4 million and $1 million bank line of credit.
3. Capital contribution of $2.5 million.
4. Ranor's cash account.