Form 10KSB
period 2006-03-31
TECHPRECISION CORP
filed 2006-08-03
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 0-51378

Techprecision Corporation
(Name of small business issuer in its charter)

Delaware	51-0539828
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Bella Drive, Westminster, Massachusetts	01473
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (978) 874-0591

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Title of class: Common stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☒.

State issuer’s revenue for its most recent fiscal year: $20,266,402

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant is not determinable since there is no market for the common stock.

There were 10,054,000 shares of the Company’s common stock, $.0001 par value, outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1. Business.

We produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, shipbuilding, industrial and aerospace customers. Our principal services are metal fabrications, machining and engineering. Each of our contracts covers a specific product. We produce products for our customers, but do not distribute such products on the open market. We render our services under “build to print” contracts with our clients. However, we also help our customers to analyze and develop their projects for constructability by providing research and development services which are included in our charges to our customers.

We are one of a small number of large precision metal fabrication companies located in the United States. However, only a few others produce products in all industry sectors that we service. In recent years, the capital goods market experienced a slow-down due to the industry over-build of product in the late 1990’s. Additional contributions to the industry slow-down resulted from the events of September 11, 2001. However, based on recent project inquiries, recent projects awarded and current customer demands for our services, we believe the market has rebounded.

Although we provide manufacturing services to large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies.

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. Our name was changed to Techprecision Corporation on March 6, 2006. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor, Inc., a Delaware corporation, and, since February 24, 2006, our sole business has been the business of Ranor. Prior to our acquisition of Ranor, we were not engaged in any business activity and we were considered a blank check company. There was no relationship between Ranor and Lounsberry prior to the negotiation with Capital Markets Advisory Group, LLC. In December 2005, Lounsberry, through its counsel, was introduced to counsel for Ranor Acquisition LLC, which had an agreement with Ranor pursuant to which it would acquire all of the issued and outstanding stock of Ranor. It was a condition to the preferred stock purchase agreement that the investment would be made in a company that was a reporting company under the Securities Exchange Act of 1934, as amended. The parties agreed on a price of $200,000, which included the satisfaction of all of Lounsberry’s debt of $39,661, which was due to Capital Markets.

Our acquisition of Ranor is accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that beginning with the date of the merger, February 24, 2006, our balance sheet includes the assets and liabilities of Ranor and our equity accounts were recapitalized to reflect the net equity of Ranor. In addition, our historical operating results will be the operating results of Ranor.

Ranor, together with its predecessor, which was also named Ranor, has been in business since 1956. Ranor’s predecessor was sold by its founders in 1999 to Critical Components Corporation, a subsidiary of Standard Automotive Corporation. From June 1999 until August 2002, Ranor’s predecessor was operated by Critical Components Corporation. In December 2001, Standard filed for protection under the Bankruptcy Code and Ranor’s predecessor operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard’s holdings were sold. In 2002, Ranor acquired the assets of its predecessor from the bankruptcy estate. Ranor is a Delaware corporation, founded in May 2002 under the name Rbran Acquisition, Inc. and changed its name to Ranor, Inc. in August 2002.

In connection with the acquisition of Ranor, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and warrants to purchase an aggregate of 11,220,000 shares of common stock. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because our earnings before interest, taxes depreciation and amortization (EBITDA) for the year ended March 31, 2006 were less than $.04613 per share, the conversion rate was adjusted and the series A preferred stock is now convertible into 9,081,527 shares of common stock. The conversion rate is subject to further adjustment if our EBITDA is less than $.08568 per share for the year ended March 31, 2007.

•
We purchased 928,000 shares of common stock form Capital Markets Advisory Group, LLC, which was then our principal stockholder, for $160,339 and paid $39,661 of debt to Capital Markets, using the proceeds from the sale of the preferred stock. The control person for Capital Markets is Steven Hicks.

•
We issued 7,697,000 shares of common stock to the members of Ranor Acquisition LLC, which was the party to an August 17, 2005 agreement to purchase the stock of Ranor, for which Ranor Acquisition advanced funds on our behalf and assigned its rights under the Ranor stock purchase agreement, and we assumed Ranor Acquisition’s obligations under that agreement.

•	We sold 1,700,000 shares of common stock to an investor for $500,000.

•
Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, for which Ranor issued its term note, and Sovereign provided Ranor with a $1.0 million revolving credit arrangement.

•
Ranor sold its real estate to WM Realty Management, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty Management pursuant to a triple net lease. WM Realty Management is an affiliate of the Company.

Our executive offices are located at One Bella Drive, Westminster, MA 01473, telephone (978) 874-0591. Ranor’s website is www.ranor.com. Information on Ranor’s website or any other website is not part of this annual report.

References in this annual report to “we,” “us,” “our” and similar words refer to Techprecision Corporation and its subsidiary, Ranor, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Ranor.

RISK FACTORS

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this annual report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATING TO OUR BUSINESS

Because we may require additional financing for our operations, our failure to obtain necessary financing may impair our operations.

At March 31, 2006, we had working capital of approximately $91,000. The only funding available to us, other than our cash flow from operations, is $1.0 million revolving credit line with a bank. We cannot assure you that this facility will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

To the extent that we require financing, the absence of a public market for our common stock, the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional equity capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion ratio of the series A preferred stock and exercise price of the warrants held by the Barron Partners. Further, since Barron Partners has a right of first refusal with respect to future financings, this right may affect our ability to obtain financing from other sources.

Our losses are continuing and we may not be able to operate profitably.

We have shown losses for the years ended March 31, 2006 and 2005, and we cannot assure you that we will be able to operate profitably. Further, As a result of the reverse acquisition and our status as a reporting company, our ongoing expenses have increased significantly, including compensation to Techprecision LLC, a management company which is affiliated with us, under its management agreement and ongoing public company expenses. Our failure to generate sufficient revenue, to reduce expenses or to obtain financing to cover our increased level of expenses could impair our ability to continue in business.

Because all of our services are performed pursuant to special order contracts, we have no continuing source of revenue.

We do not have long-term contracts with almost all of our customers, and major contracts with a small number of customers account for a significant percentage of our revenue. We must bid each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we have a continuing stream of revenue. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Because a significant portion of our revenue is derived from services rendered from the defense, aerospace, nuclear, industrial and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services, including changes in federal budgeting which may reduce the budget of those agencies that either engage us directly or affect the contracts of private sector clients for whom we perform services as subcontractors under prime contracts with government agencies.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have in the past been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2006, our two largest customers accounted for approximately 28% of our revenue, and each of these customers accounted for less than 10% of our revenue in the fiscal year ended March 31, 2005. To the extent that we are unable to generate major orders from customers, we may have difficulty operating profitably.

Because of the nature of our business, we may be at a competitive disadvantage in seeking business.

There are a large number of domestic and foreign companies, some of which are considerably larger and better capitalized than we are, with which we compete for business. Foreign companies may have lower manufacturing costs than we have, which may give them a competitive advantage. Since much of our contracts are generated from a request for proposal (RFP) by a prime contractor under a government contract, to the extent that a competitor is able to design the specifications, that competitor may have a competitive advantage. We may also be at a competitive disadvantage to the extent that competitors have existing relationships with the prime contractor.

Because our contracts are generally awarded through a competitive bidding process, we cannot be assured of obtaining business.

Our contracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances. We may spend substantial sums analyzing and preparing a bid and not be awarded a contract. Furthermore, we may not be given the opportunity to comment on the proposed terms of the bid, and it is possible that a bid may be tailored to meet the specifications of a competitor. Our failure to receive contracts on which we bid could significantly impair our ability to continue in business.

Because of the nature of our business, our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

Because our business is based upon manufacturing products pursuant to purchase orders, we need to generate new business on a continuing basis. To the extent that we do not have new contracts in place when we complete our work pursuant to existing contracts, our revenue may decline until and unless we generate revenue from new contracts. As a result, our revenue and operating results have fluctuated from quarter to quarter significantly in the past, and such fluctuations may continue in the future. A substantial portion of our operating expenses is related to personnel costs, depreciation and rent which cannot be adjusted quickly and, therefore, cannot be easily reduced in response to lower revenue levels or changes in client requirements. Due to these factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. These factors could cause the market price of our stock to fluctuate substantially.

Our failure to meet our customers’ requirement could result in decreased revenue, increased costs and negative publicity.

Our products require the precision manufacturing of products to very exacting specifications which are required in the industries to which we market our services. Our failure to meet these specifications could result in both cost overruns on a particular contract and a loss of our reputation, which would significantly impair our ability to generate contracts.

As a government subcontractor we are subject to government procurement regulations.

We must comply with complex procurement laws and regulations, including the provisions of the procurement regulations that provide for renegotiation and termination for the convenience of the government. Since we are not a prime contractor, any termination or modification of the prime contract may result in a change in our contract with the prime contractor.

Our business may be impacted in the event of a default by an affiliate under a mortgage relating to the real property leased by us.

In connection with the reverse acquisition, we sold our real estate to WM Realty Management LLC, an affiliated entity which is a special purpose entity formed to purchase and obtain financing for our real property. The purchase of the real property was financed by a six-month mortgage given to a non-affiliated third party. The mortgage note is due in August 2006 and, as of the date of this annual report, the mortgage has not been refinanced. Any default by the affiliated entity under its mortgage, including its failure to replace the current lender prior to the maturity date, could result in an increase in our rental as well as a foreclosure under the mortgage. Any foreclosure of the mortgage could impair our ability to obtain bank financing and could adversely affect our business and our credit. Further, since the affiliated entity’s operations are included in our consolidated financial statements, any default by the affiliate would be reflected as a default in our financial statements even though we do not control the affiliate.

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

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock, create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions, including the issuance of common stock. Thus, there is no restriction on our issuing common stock without the consent of the holders of our common stock. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit.

Because of our cash requirements and restrictions in our preferred stock purchase agreement, we may be unable to pay dividends.

In view of the cash requirements of our business, we expect to use any cash flow generated by our business to finance our operations and growth. Further, we are prohibited from paying dividends on our common stock while the series A preferred stock is outstanding.

Because there is no public market for our common stock, you may have difficulty selling common stock that you own.

Although we are registered pursuant to the Securities Exchange Act of 1934, we have approximately 55 stockholders and there is no public market for our common stock. None of the presently outstanding shares of common stock may be sold except pursuant to an effective registration statement. We have filed a registration statement to enable our stockholders to sell their shares. Neither the filing nor the effectiveness of the registration statement will assure a public market for our common stock. Accordingly we cannot assure you that there will be any public market for our common stock.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock would be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we may not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

The registration and potential sale by the selling stockholders of a significant number of shares could encourage short sales by third parties.

The 7,719,250 shares of common stock issuable on conversion of the series A preferred stock held by Barron Partners as well as the 11,220,000 shares of common stock issuable to Barron Partners upon exercise of its warrants, together with the 100,000 shares of common stock owned by our stockholders prior to the reverse acquisition could generate significant downward pressure on our stock price. If a market develops for our common stock, this downward pressure could allow short sellers an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. Further, the potential sale of common stock by Barron Partners could make it difficult for us to raise funds from other sources if we require additional funds.

The issuance and sale of the registered common stock could result in a change of control.

If we issue all of the 18,939,250 shares issuable upon conversion of the series A preferred stock and exercise of the warrants, the 19,039,250 shares of common stock offered by the selling stockholders would constitute 65.9% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

BUSINESS

We produce large metal fabrications and perform precision machining operations for large defense, aerospace, nuclear, industrial and shipbuilding customers. Our principal services are large metal fabrications, machining and engineering. Each of our contracts covers a specific product. We fabricate nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; we produce large fabrications for Navy aircraft carriers, submarines and commercial vessels; and we manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment. We are one of two companies currently capable of machining one-piece aluminum domes for Boeing’s Delta III and Delta IV rocket programs. We do not mass-produce any products or distribute such products on the open market.

We perform most of our service pursuant to “build to print” contracts, which means that we must manufacture products in accordance with very exacting specification. These contracts are generally awarded in a bidding process. Because of the nature of the products that we manufacture, there is a very low tolerance for error. We will also help our clients to develop their projects by providing engineering and research and development services. Periodically, we will also perform research and development services for our customers as part of a contract. However, the costs of such research and development work, is paid by the customer. Through this periodic development work we may develop the intellectual property to complete the project. In such cases when the work is complete, we will own this intellectual property. However, we do not possess any patents, trademarks, licenses, franchises, concessions or royalty agreements.

Products

All of our products are built pursuant to contracts. Because we have lifting capacity up to 100 tons, we have the ability to manufacture very large products that must be fabricated in a single piece. Because of the nature of our facility we can manufacture a wide range of products, and we do not have any typical products that we sell. The following are examples of recent manufacturing contracts and show the range of products that we have produced.

We manufactured, tested and installed a target chamber mirror structure installation for a national laboratory customer. This installation is used in the quest to understand nuclear fusion.

We produced the full-scale prototype of the first direct drive main propulsion engine that was selected for use on the DDX destroyer for one of our industrial customers.

We have been the sole source for a major defense contractor for the manufacture of housings for the defense contractor’s sonar system. This system is currently being retro-fitted onto the Navy’s fleet of nuclear submarines.

We presently provide fabricating and machining services to a division of another major defense contractor. We produce primary shield tank heads, sonar system pods and fairings, and a variety of other components.

One of our customers provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in the storage system.

Another customer is currently involved in a variety of commercial nuclear reactor repair and overhaul projects. We manufactured several components needed to support this work.

For a customer that manufactures machinery used to build solar panels for power generation, we manufacture critical components for this machinery.

Another customer manufactures machinery that produces plastic sheet that has a range of possible uses from garbage bags to covers for landfill projects. We fabricate components and we machine large die sets for these machines.

Source of Supply

Our operations are partly dependent on the availability of raw materials. Since we manufacture products for our customers in accordance with their specific requirements, the raw materials we require vary from contract to contract. We have multi-year relationships with a number of our suppliers, but we do not have any long-term supply contracts with any suppliers. Rather, we purchase our raw materials pursuant to purchase orders that we place with our suppliers, based on the specific requirements for our contracts. We undertake projects that are metal fabrications and machining of various traditional and special alloys such as inconel, titanium and high tensile strength steels, and the customer frequently provides us with the raw material. We have worked with a number of different metal suppliers over the years to obtain these materials. Although some materials (due to their alloy compositions) require long lead times to obtain, we have never experienced a shortage of any of these materials.

Environmental Compliance

  As a manufacturer, we are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and we are subject to periodic inspections. In May 2004, we were requested to undertake a response and remedial action to cleanup environmental issues discovered during an onsite inspection by the Commonwealth of Massachusetts Office of Environmental Affairs. We signed a consent order in October 2004, paid a fine of $7,800 and proceeded to correct the deficiencies. The cost of environmental compliance was $86,975 for the year ended March 31, 2006 and $3,562 for the year ended March 31, 2005. In addition, we need to construct a shed to store scrap materials in order to protect the surrounding soil from any seepage. We estimate the cost of this construction at approximately $100,000.

In connection with the reverse acquisition, the former stockholders of Ranor made representations concerning, among other matters, Ranor’s compliance with environmental law and regulations, and agreed to indemnify us for breaches of representations under the agreement. The agreement provides for a $925,000 escrow reserve to cover any damages that we may sustain as a result of breaches of the representations and warranties, including the representations relating to environmental compliance. We believe that the former stockholders have breached their representations and warranties with respect to the environmental matters and intend to make a claim against the escrow. However, we cannot assure you that we will prevail on any claim against the escrow.

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

Principal Customers

We do not have long-term contracts with any customer, and major contracts with a small number of customers account for a significant percentage of our revenue. Our customers include many of the major domestic defense and aerospace companies. Because our services are rendered pursuant to separate contracts for separate projects, our customer list changes significantly from year to year. Two different customers accounted for more than 10% of our revenue in each of the years ending March 31, 2006 and March 31, 2005. Our two largest customers for the year ended March 31, 2006 were a national laboratory, from which we recognized revenue of approximately $3.0 million (14.6% of revenue), and a defense contractor, from which we recognized revenue of approximately $2.6 million (12.9%). For the year ended March 31, 2005, we recognized revenue of approximately $2.7 million (18.8%) from a nuclear customer and approximately $1.6 million (11.0%) from a commercial customer.

Competition

We face competition from a number of domestic and foreign manufacturers. No one company dominates the industry, although many of our competitors are larger, better known and have greater resources then we. Since many of our contracts are awarded through a bidding process, our ability to win an award is dependent upon a number of factors, including the price and our ability or perceived ability to manufacture the products in accordance with specifications and the customer’s time requirements, for which our reputation as a quality manufacturer is crucial. For certain products, being a domestic manufacturer may be a factor. For other products, we may be undercut by foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract.

Government Regulations

Although we do not have any contracts with government agencies, some of our manufacturing services are provided as a subcontractor to a government contractor. As a result, we are subject to government procurement and acquisition regulations. Under these regulations, the government has the right of termination for the convenience of the government and certain renegotiation rights as well as a right of inspection. Some of the work we perform for our customers are part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first. Because of the nature and use of our products, we are subject to compliance with quality assurance programs, which are a condition for our bidding on government contracts and subcontracts. We believe we are in compliance with these programs.

Intellectual Property Rights

We have no patent rights. In the course of our business we develop proprietary know-how for use in the manufacturing process. Although we have non-disclosure policies, we cannot assure you that we will be able to protect our intellectual property rights. We do not believe that our business requires patent or similar protection.

Research and Development

In the course of our business we do not incur any significant research and development expenses. To the extent that our services for a customer include product design or development, the customer pays for such services.

Personnel

We currently employ 130 employees, of which 19 are administrative, eight are engineering and approximately 103 are manufacturing personnel. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 2. Description of Property.

We lease from WM Realty Management, LLC (which is an affiliated company) an approximately 136,000-square foot office and manufacturing facility at One Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at an annual rental of $438,000, subject to annual escalations. The lease provides for two five-year extension and a purchase option at appraised value. We sold the real estate to WM Realty Management contemporaneously with the reverse acquisition for $3.0 million. In connection with WM Realty Management’s financing of the real estate, we agreed to an increase in the rental in the event of a default by WM Realty Management under its mortgage.

Item 3. Legal Proceedings.

We are not a defendant in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of the year ended March 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no market for our common stock

As of June 30, 2006, we had approximately 55 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

As of June 30, 2006, we had the following shares of common stock reserved for issuance:

•	9,081,527 shares issuable upon conversion of the series A preferred stock.

•	11,220,000 shares issuable upon exercise of the warrants issued to Barron Partners.

•	1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

•	13,000 shares to be issued as restricted stock grants to key employees.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of July 15, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	—	—
Equity compensation plan not approved by security holders	150,000	$.285	863,000

The 2006 long-term incentive plan was approved by the board of directors, subject to stockholder approval, and the outstanding options are subject to stockholder approval of the plan. The plan has not yet been submitted to the stockholders for their approval.

On February 24, 2006, we entered into an agreement with Capital Markets, which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $160,339, and paid $39,661 of debt to Capital Markets, using the proceeds from the sale of series A preferred stock. The purchase was made contemporaneously with the acquisition of Ranor.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report. The following discussion includes predictive statements. For a discussion of important factors that could cause actual results to differ from results discussed in the predictive statements, see “Forward Looking Statements.”

Overview

We operate in one distinct business - fabrication, precision machining and engineering of metal products up to 100 tons. Most of the products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally nuclear, aerospace, commercial, defense and national laboratories. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

These products are manufactured for our clients under build-to-print agreements. Work is performed by our personnel under firm contracted purchase orders, for each project undertaken at the facility. Our work is contracted under terms that require down payments for the acquisition of materials. Additionally, depending on the length of a given project, some contracts require progress payments based on major milestones of work completed.

Ranor, together with its predecessor, has been in business since 1956, and was sold by its founders in 1999 to Critical Components Corporation, a subsidiary of Standard Automotive Corporation. From June 1999 until August 2002, Ranor’s predecessor, which was also named Ranor, was operated by Critical Components Corporation. In December 2001, Ranor’s predecessor filed for protection under the Bankruptcy Code and operated under Chapter 11 until on or about the quarter ended June 30, 2002. In 2002, Ranor, then known as Rbran Acquisition, Inc., acquired the assets of Ranor’s predecessor from the bankruptcy estate. As a result of the bankruptcy of Standard’s subsidiary, which was also known as Ranor, customers were initially reluctant to use our services. In recent years, as both the market for our services has improved and we demonstrated to our customers that we have both the financial and manufacturing ability to meet their specifications and time requirements, we have been able to improve both our revenue and our gross margin.

In recent years, the capital goods market experienced a slow down due to both the industry over-build of product in the late 1990’s and the events of September 11, 2001. As noted in the preceding paragraph, the development of our business was further affected by the bankruptcy of Standard. However, based on recent project inquiries, recent projects awarded and current customer demands for our services, we believe the market has rebounded and that we are finding increased acceptance of our services.

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects on commence new projects for other customers. In the year ended March 31, 2006, two customers accounted for approximately 28% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe that there is an increasing demand for our services and we see that demand increasing at least in the near term.

Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

Critical Accounting Policies

The preparation of the Company’s financial statements conform to the generally accepted accounting principles in the United States and requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2006 financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services, and (iii) the installation of such components at the customers’ locations when the scope of a given project requires such installations.

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable.

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined and are reflected as reductions of the carrying value of the costs incurred on uncompleted contracts. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market and reflect accrued losses, if required, on uncompleted contracts.

Variable Interest Entity

We have has consolidated a variable interest entity that entered into a sale and leaseback contract with us to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

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

Reverse Acquisition

On February 24, 2006, we acquired all of the capital stock Ranor in a transaction which is accounted for as a reverse acquisition, with Ranor being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.  As a result, the costs of the acquisition are charged to capital. The results of operations and cash flow relating to periods prior to February 24, 2006 reflect the results of operations and cash flows of Ranor.

In connection with the reverse acquisition, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 5,600,000 shares of common stock at $.57 per share and 5,600,000 shares of commons stock at $.855 per share. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because our EBITDA for the year ended March 31, 2006 was less than $.04613 per share, (i) the conversion price of the series A preferred stock reduced from $.285 to $.24225, a 15% reduction, with the result that the series A convertible preferred stock became convertible into 9,081,527 shares of common stock, and (ii) the exercise prices of the warrants were reduced by 15% -- from $.57 to $.4245 and from $.855 to $7.268. The conversion rate of the series A preferred stock and the exercise prices of the warrants are subject to further adjustment if the Company’s EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007, based on the percentage shortfall from $.08568 per share, up to a maximum reduction of 15%. The adjustment could result in an increase in the maximum number of shares of common stock being issued upon conversion of the series A preferred stock from 9,081,527 to 10,684,150 shares of common stock and a further reduction in the exercise price of the warrants from $.4845 to $.4118 and from $.7268 to $.6177 per share.

•
We purchased 928,000 shares of common stock from Capital Markets, which was then our principal stockholder, for $160,339 and we paid a debt due to Capital Markets of $39,661, which was paid from the proceeds of the sales of the series A preferred stock and warrants.

•
Pursuant to an agreement with Ranor Acquisition and its members, Ranor Acquisition assigned its obligations under the Ranor Agreement to us and we assumed the obligations of Ranor Acquisition under the Ranor Agreement and we issued 7,997,000 shares of common stock.

•	Pursuant to an agreement with an investor, we sold 1,700,000 shares of common stock to the investor for $500,000.

•
Pursuant to the agreement to acquire the stock of Ranor, we were to purchase the outstanding capital stock and warrants of Ranor for a purchase price equal to the amount by which $9,250,000, plus the amount by which Ranor’s cash in excess of $250,000 exceeded the payments to principal and interest on the notes held by the preferred stockholders. Ranor’s cash in excess of $250,000, net of a $54,000 closing adjustment, was $813,000. The total paid on account of the debt to the former Ranor stockholders was $8,000,000 principal and $975,000 interest. The total amount allocated to the capital stock was $163,000, of which $10,000 was paid to the stockholders and $153,000 was applied to the stockholder’s expenses. In addition, any money paid to the stockholders from the escrow will be allocated to purchase price of the preferred stock.

•
Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, for which Ranor issued its term note, and Sovereign provided Ranor with a $1.0 million revolving credit arrangement.

•
Ranor sold its real estate to WM Realty Management, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty Management pursuant to a net lease. WM Realty Management is an affiliate of the Company.

•
Ranor used the net proceeds of the Sovereign Bank loan, as discussed below, the net proceeds from the sale of the real estate, $240,000 of available cash and a portion of the proceeds from the sale of the preferred stock to pay principal ($8,000,000) and interest ($975,500) on notes to Ranor’s then principal stockholders. Although the payment was less than the principal and interest due on the note, the note holders released Ranor from any further obligation under the notes.

•
The Company placed $925,000 of the purchase price into escrow. The escrow was to be the sole source of the former Ranor stockholders’ liability for breach of the representations and warranties under the Ranor Agreement.

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the years ended March 31, 2006 and 2005 (dollars in thousands).

	Year ended March 31,
	2006	2005
Net (loss)	(428)	(1,144)
Plus interest (net)	1,098	1,113
Plus taxes	42	4
Plus depreciation and amortization	472	408
EBITDA	1,184	381

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The amendments made by Statement 151 clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.

In December 2004, The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 as based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided for an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carry over basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transaction. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provision of this statement shall be applied prospectively.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123R as of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Prior to the reverse acquisition, we did not grant any options or equity-based incentives. To the extent that we grant such options or other equity-based incentives, the value thereof will be included an a general and administrative expense.

We expect that the adoption of the foregoing new statements will not have a significant impact on our financial statements.

Results of operations

The following table sets forth information from our statements of operations for the years ended March 31, 2006 and 2005, as a percentage of revenue (dollars in thousands):

	Year Ended March 31,
	2006		2005
	Dollars	Percentage	Dollars	Percentage
Net sales	$20,266	100.00%	$14,270	100.00%
Cost of sales	17,633	87.00%	12,632	88.52%
Gross Profit	2,634	13.00%	1,634	11.48%
Selling, general and administrative	1,905	9.41%	1,665	11.67%
Income/(loss) from operations	726	3.58%	(27)	-0.19%
Interest Expense	(1,108)	5.47%	(1,121)	-7.86%
Other income(loss)	(4)	0.02%	8	0.06%
Loss before income taxes	(386)	-1.90%	(1,140)	-7.99%
Provision for income taxes	42	0.21%	4	0.03%
Net loss	(428)	-2.11%	(1,144)	-8.02%

Years Ended March 31, 2006 and 2005

Sales in the year ended March 31, 2006 (“fiscal 2006”) increased $5,996,420, or 42%, to $20,266,402, compared to $14,269,982 for the year ended March 31, 2005 (“fiscal 2005”). This increase reflected both an improvement in the market for our services following a downturn in this market in response to the events of September 11, 2001 and a continued acceptance of us as a supplier following the bankruptcy of Standard Automotive.

Our cost of sales for the fiscal 2006 increased $5,000,936, to $17,632,576, an increase of 40%, from $12,631,640 for fiscal 2005. This increase was less than the increase in sales, resulting in an improvement in the gross margin from 11.4% to 13%. The increase resulted from more efficient operations. In fiscal 2005, we were not able to utilize our manufacturing personnel efficiently. We were staffed to manufacture more products than we had orders but retained the skilled workforce and had them work on indirect projects. As a result of our better utilization of our manufacturing personnel in fiscal 2006, our indirect labor, as a percentage of sales, decreased from 13.1% to 10.3%.

Selling, administrative and other expenses for fiscal 2006 were $1,907,746, compared to $1,664,848 for fiscal 2005, an increase of $242,898, or 15%. Significant components of selling, general and other expenses for fiscal 2006 include $1,402,059 of salaries and related payroll taxes, $64,099 of travel and entertainment expenses and $79,787 for legal and accounting fees, compared with $1,203,273 of salaries and related payroll taxes, $32,748 of travel and entertainment expenses and $61,607 for legal and accounting fees for fiscal 2005.

Interest expense during fiscal 2006 was $1,107,902 compared to $1,121,487 for fiscal 2005. The decrease in interest expense reflects a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. The interest charge for fiscal 2006 includes interest of $222,944 payable on debt to the former preferred stockholders which was cancelled in connection with the reverse acquisition. At March 31, 2006, our debt was $7,319,401.

As a result of the foregoing, our net loss for fiscal 2006 period was $428,148, or $.05 per share (basic and diluted), as compared to a loss of $1,143,800, or $.14 per share (basic and diluted), for fiscal 2005.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $91,264, including $492,801of cash. Our cash position as of June 30, 2006, was $1,092,719. Our working capital reflects a $3,300,000 current liability relating to the mortgage on the real estate on which our facilities are located. In connection with the reverse acquisition, we sold our real estate to WM Realty Management LLC, an affiliated entity which is a special purpose entity formed to acquire and finance the real estate and lease the real estate to us pursuant to a net lease. This mortgage is due in August 2006. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty Management at our historical cost and record the liability as a current liability on our balance sheet. We understand that WM Realty Management is seeking to refinance the mortgage. If the mortgage is refinanced pursuant to a long term mortgage, the long-term portion of the mortgage will be treated as a long-term liability which will result in an improvement in our working capital.

On February 2006, in connection with the reverse acquisition, the purchase price we paid was $9.25 million plus an amount equal to Ranor’s cash position in excess of $250,000, which was $813,000, less a closing adjustment of $54,000, less the principal and interest on notes held by Ranor’s preferred stockholders, which was paid at closing. We also used $240,000 of Ranor’s remaining cash as part of the amount due to the former stockholders/noteholders. These payments were made by Ranor, which reduced its cash balance to $10,000. The total payments due with respect to the notes and capital stock was $10,063,000, of which $8,000,000 was paid on account of the principal of the notes and $975,000 on account of interest on the notes. We also deposited $925,000 as an escrow reserve for any potential liability that the sellers may have for breach of their representation and warranties. The total amount allocated to the capital stock was $163,000, of which $10,000 was paid to the stockholders and $153,000 was applied to the stockholder’s expenses. In addition, any money paid to the stockholders from the escrow will be allocated to purchase price of the preferred stock.

Although we incurred $4,000,000 in bank debt and, pursuant to FIN 46, the $3,300,000 in mortgage debt which is owed by a related party special purpose entity, the former debt to the related parties in the amount of approximately $10.0 million was settled for payments totaling $8,975,000 of which $8,000,000 was principal and $975,500 was interest. In addition, interest of $222,944 to the former stockholders was cancelled. The cancellation is reflected as a credit to capital in excess of par value. The outstanding debt prior to the reverse acquisition included $2,000,000 of mandatory redeemable preferred stock which is reflected as debt at March 31, 2005.

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis and have a $1,000,000 revolving credit facility, requires Ranor to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, commencing June 30, 2006, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year. The note is payable in 28 quarterly installments of $142,847. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. The revolving note bears interest at prime plus 1½%. At March 31, 2006 and June 30, 2006, there were no borrowings under the revolving note.

In fiscal 2006, we had negative cash flow from operations of $678,505, which is a significant improvement from a negative cash flow from operations of $900,595 for fiscal 2005. We attribute this improvement to our ability to increase both our revenue and gross margin in fiscal 2006 period as described under “Results of Operations.” However, as a result of the reverse acquisition, we have additional expenses, including $200,000 pursuant to a management agreement with Techprecision, as well as additional expenses which we are incurring as a public company. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

In the normal course of our business, we require funds to enable us to complete our contracts. We generally receive customer progress payments to purchase raw materials required for the contract, and fund our operations from working capital. Contemporaneously with the reverse acquisition, we entered into an agreement with Sovereign Bank pursuant to which we borrowed $4,000,000 on a term loan basis, and we obtained a $1,000,000 revolving credit facility. We used the net proceeds from the $4,000,000 term loan to pay a portion of our obligations to the former Ranor stockholders under the Ranor stock purchase agreement. While we believe that the $1,000,000 revolving credit facility, which remained unused as of March 31, 2006, and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2007, it is possible that we may require additional funds. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners may impair our ability to raise capital in the equity markets. Our agreement with Barron Partners provides that, for two years after the closing, which is the period from February 25, 2006 until February 24, 2008, we will not incur indebtedness equal to more than three times EBITDA for the preceding four quarters.

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

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended March 31, 2006.

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Name	Age	Position
James G. Reindl	47	Chairman and chief executive officer

Mary Desmond	42	Chief financial officer and secretary

Stanley A. Youtt	59	Director and chief executive officer of Ranor

Michael Holly[1]	60	Director

Larry Steinbrueck[1]	54	Director

Louis A. Winoski[1]	48	Director

1 Member of the audit and compensation committees.

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

Michael Holly has been a director since February 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary’s College.

Larry Steinbrueck has been a director since February 2006. Since 1991, Mr. Steinbrueck has been president of MidWest Capital Group, an investment banking firm. Mr. Steinbrueck has a Bachelor of Science degree in business and a Masters in Business Administration from the University of Missouri.

Louis A. Winoski has been a director since February 2006. Since January 2006, Mr. Winoski has been chief operating officer of GCT Garner Inc., an aerospace engineering and design services company.  Mr. Winoski is also managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from Pennsylvania State University.

Our directors are elected for a term of one year.

Board Committees

The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Larry Steinbrueck and Louis Winoski, each of whom is an independent director, are the members of both committees. Mr. Holly is the audit committee financial expert.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, during the calendar year ended December 31, 2005, the Forms 3 filed on March 14, 2006 by James G. Reindl and Stanley Youtt, on April 5, 2006 by Andrew Levy and on July 26, 2006 by Mary Desmond, and the Form 3 and Form 4 filed on August 2, 2006 by Mr. Holly were filed late. Mr. Steinbrueck and Mr. Winoski are also delinquent in filing Forms 3 and 4.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the fiscal year ended March 31, 2006 and 2005 for Ranor’s chief executive officer and for Ranor’s other executive officers whose salary for the year ended March 31, 2006 was at least $100,000.

Name and Position	Year	Salary	Other Compensation
James G. Reindl, chief executive officer	2006	-0-	$7,500

Stanley A. Youtt, chief executive officer or Ranor	2006 2005	$198,016 198,016	-0- -0-

William Rose, vice president of Ranor	2006	153,085	-0-

Jeffrey Lippincott, secretary of Ranor	2006 2005	138,577 150,000	-0- -0-

Daniel Justicz, treasurer of Ranor	2006 2005	135,577 150,000	-0- -0-

Mr. Rose, Mr. Lippincott and Mr. Justicz are former stockholders of Ranor and are no longer employed by us.

Mr. Reindl became our chief executive officer on February 24, 2006. Mr. Reindl is a member of Techprecision LLC, and he received his compensation through our management agreement with Techprecision LLC. The amount shown as “Other Compensation” for Mr. Reindl reflects the amount of the payments under the management agreement that were allocated to him by Techprecision LLC for the year ended March 31, 2006. Our total payments to Techprecision LLC pursuant to the management agreement during the year ended March 31, 2006 were $16,667.

Except for an employment agreement with Mr. Youtt, we have no agreement with any of the officers named in the summary compensation table.

Employment Agreement

In February 2006, Ranor entered into an employment agreement with Stanley A. Youtt pursuant to which he would serve as Ranor’s chief executive officer for a term of three year term ending on February 28, 2009. Pursuant to the agreement, we pay Mr. Youtt salary at the annual rate of $200,000. Mr. Youtt is also eligible for performance bonuses based on financial performance criteria set by the board. In the event that we terminate Mr. Youtt’s employment without cause, we are required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.

Management Agreement

Pursuant to a management agreement with Techprecision LLC, we engaged Techprecision LLC to manage our business through March 31, 2009. The agreement provides that we pay Techprecision LLC an annual management fee of $200,000 and a performance bonus based on criteria determined by the compensation committee. Mr. James G. Reindl is president and Mr. Andrew A. Levy is chairman of Techprecision LLC, and they and Martin M. Daube are the members of Techprecision LLC. The agreement provides that Techprecision LLC will provide the services of Mr. Reindl at chairman, Mr. Levy for marketing support and analysis of long-term contracts and Mr. Daube for marketing support. None of the members of Techprecision LLC receive any additional compensation from us, and the annual fee and any performance bonus which may be awarded is allocated among the three members.

Directors’ Compensation

We did not pay our director any cash compensation during the year ended March 31, 2006. Commencing with the year ending March 31, 2007, we pay our independent directors a fee of $2,000 per meeting. In addition, our 2006 long-term incentive plan provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected independent director and annual grants of options to purchase 5,000 shares of common stock commencing with the third with year of service as a director, as described under “2006 Long-Term Incentive Plan.”

2006 Long-Term Incentive Plan

In February 2006, we adopted, and in July 2006 we amended, subject to stockholder approval, the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. As initially adopted, each newly elected independent director received at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. Pursuant to the amendment to the plan, the number of shares subject to the initial option grant was increased to 50,000 shares, with the option being exercisable as to 30,000 shares in July 2006 and as to 10,000 shares in each of February 2007 and 2008. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009. For each independent director who is elected after July 31, 2006, the director will receive an option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option will vest as to 30,000 shares six months from the date of grant and as 10,000 shares on each of the first and second anniversaries of the date of grant. These directors will receive an annual grant of an option to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her first election. Pursuant to the plan, we granted non-qualified stock options to our three independent directors - Michael Holly, Larry Steinbrueck and Louis Winoski - at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant. The options are subject to stockholder approval of the 2006 Plan.

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

In general, upon the exercise of a non-qualified option, the option holder will recognize ordinary income in an amount equal to the difference between the exercise price of the option and the fair market value of the shares on the date they exercise the option. Subject to certain limitations, we may deduct that amount an expense for federal income tax purposes. In general, when the holders of shares issued on exercise of a nonqualified stock option sell their shares, any profit or loss is short-term or long-term capital gain or loss, depending upon the holding period for the shares and their basis in the shares will be the fair market value on the date of exercise.

As of July 27, 2006, there were outstanding options to purchase 150,000 shares which were issued to our independent directors pursuant to provision of the 2006 Plan that provide for the automatic grant of options to independent directors. No options were granted to any of the individuals named in the summary compensation table.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of June 30, 2006 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and officers as a group.

James G. Reindl One Bella Drive Westminster, MA 01473	2,945,300	29.6%

Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,925,300	29.3%

Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	18.6%

Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	17.1%

Stanley A. Youtt One Bella Drive Westminster, MA 01473	796,000	8.0%

Martin M. Daube 20 West 64th Street New York, NY 10023	671,400	6.7%

Larry Steinbrueck	204,000	2.0%

Michael Holly	85,000	*

Mary Desmond	10,000	*

Louis A. Winoski	-0-	-0-

All officers and directors as a group (five individuals owning stock)	4,040,300	40.5%

* Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of June 30, 2006.

The shares owned by Andrew A. Levy represent 2,675,300 shares of common stock owned by him and 250,000 shares of common stock owned by Redstone Capital Corporation, of which Mr. Levy is president and he and his wife are the sole stockholders.

Howard Weingrow, as president of Stanoff Corporation, has voting and dispositive control over the shares owned by Stanoff Corporation. Because Mr. Weingrow has voting and dispositive control over the shares owned by Stanoff, the shares owned by Stanoff are deemed to be beneficially owned by Mr. Weingrow. Thus, The number of shares beneficially owned by Mr. Weingrow includes the 1,700,000 shares owned by Stanoff Corporation and the 150,000 shares owned by Mr. Weingrow individually.

Barron Partners owns shares of series A preferred stock and warrants which, if fully converted or exercised, would result in ownership of more than 5% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners owning more than 4.9% of our outstanding common stock. The applicable instruments provide that this limitation may not be waived. As a result, Barron Partners does not beneficially own 5% or more of our common stock.

Item 12. Certain Relationships and Related Transactions.

Mr. Levy, Mr. Reindl and Mr. Daube may be deemed to be our founders. Transactions between us and Mr. Levy, Mr. Reindl and Mr. Daube are described below.

On February 24, 2006, we acquired the stock of Ranor pursuant to a stock purchase agreement dated as of August 17, 2005 among Ranor Acquisition LLC, Ranor and its stockholders. In connection with the acquisition of Ranor pursuant to the Ranor Agreement:

•
We entered into a preferred stock purchase agreement with Barron Partners, pursuant to which Barron Partners invested $2,200,000 for which we issued 7,719,250 shares of a newly-created series of preferred stock, designated as the series A preferred stock, and warrants to purchase an aggregate of 5,610,000 shares of common stock at an exercise price of $.57 per share and 5,610,000 shares of common stock at an exercise price of $.855 per shares. The series A preferred stock were initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because our EBITDA for the year ended March 31, 2006 was less than $.04613 per share, (i) the conversion price of the series A preferred stock reduced by 15%adjusted from $.285 to $.24225, with the result that the series A convertible preferred stock is convertible into 9,081,527 shares of common stock, and (ii) the exercise prices of the warrants were reduced by 15% -- from $.57 to $.4245 and from $.855 to $.7268. The conversion rate of the series A preferred stock and the exercise prices of the warrants are subject to further adjustment if the Company’s EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007, based on the percentage shortfall from $.08568 per share, up to a maximum reduction of 15%. The adjustment could result in an increase in the maximum number of shares of common stock being issued upon conversion of the series A preferred stock from 9,081,527 to 10,684,150 shares of common stock and a further reduction in the exercise price of the warrants from $.4845 to $.4118 and from $.7268 to $.6177 per share.

•
We purchased 928,000 shares of common stock from Capital Markets Advisory Group, which was then our principal stockholder, for $160,339, using the proceeds from the sale of the series A preferred stock and warrants. Prior to the reverse acquisition, Capital Markets made advances to Lounsberry to cover its expenses in the amount of $39,661. These advances were paid in connection with the reverse acquisition from the proceeds of the sales of the series A preferred stock and warrants. No other party related to Lounsberry received any other compensation in connection with the reverse acquisition.

•
Pursuant to an agreement with Ranor Acquisition and its members, Ranor Acquisition assigned its obligations under the Ranor Agreement to us and we assumed the obligations of Ranor Acquisition under the Ranor Agreement and we issued 7,997,000 shares of common stock to the following stockholders.

Name	No. Shares
James G. Reindl	3,095,300
Andrew A. Levy	2,825,300
Redstone Capital Corporation	250,000
Stanley Youtt	796,000
Martin Daube	741,400
Larry Steinbrueck	204,000
Michael Holly	85,000
Total	7,997,000

Each of the individuals named in the foregoing table was a member of Ranor Acquisition and received shares in that capacity in consideration of the assignment by Ranor Acquisition of its rights under the Ranor Agreement. Mr. Levy is president of Redstone Capital Corporation and all of the stock of Redstone is owned by Mr. Levy and his wife. There is no other relationship between the parties listed above, although Mr. Reindl, Mr. Levy and Mr. Daube are the members of Techprecision LLC, which has a management agreement with us.

•	We sold 1,700,000 shares of common stock to Stanoff Corporation for $500,000.

•
Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, for which Ranor issued its term note, and Sovereign provided Ranor with a $1.0 million revolving credit arrangement. As of the date of this annual report, the revolving credit arrangement was unused.

•
Ranor entered into a management agreement with Techprecision LLC, pursuant to which Techprecision LLC would provide management services to Ranor. The management agreement is described under “Management - Management Agreement.” The management fee of $200,000 is allocated by Techprecision LLC among its members - Mr. Levy, Mr. Reindl and Mr. Daube.

•
Ranor sold the real property on which its facilities are located to WM Realty Management for $3.0 million. WM Realty Management is a special purpose entity which was created in order to acquire the real estate. WM Realty Management is beneficially owned by Newvision Westminster LLC, of which Andrew A. Levy, a principal stockholder and a member of Techprecision LLC, is the manager and a 69% beneficial owner. Mr. James G. Reindl, our chairman, chief executive officer and a director, is a 10% beneficial owner of Newvision. Larry Steinbrueck and Michael Holly, who are directors, are beneficial owners of 1.2% and 0.5%, respectively, of Newvision. Other principal stockholders who are members of Newvision are Stanoff Corporation (10%) and Martin Daube (7.8%). The property that we sold includes the real estate on which our facilities are located and three potential residential lots, which are presently vacant. We lease the real estate on which our facilities are located (and not the potential residential lots) pursuant to a net lease at an current annual rental of $438,000, subject to escalation. See “Business-Property” for information relating to this lease. Although we believe that the terms of the sale and the lease are fair to us, the purchase price is less than the appraised value of the property and the terms of neither the sale nor the lease were negotiated at arms length. The property was appraised on October 31, 2005 at $4,750,000. The purchase price was based largely upon the maximum amount that WM Realty Management could borrow and reflected the fact that the use of the real estate as a manufacturing facility would not be considered the best use of the property. Further, the sale to WM Realty Management also resulted from the requirement by the mortgagee of individual guarantees by two of the members of WM Realty Management.

In connection with the mortgage on the real estate, Mr. Levy and Mr. Reindl gave the mortgagee their personal limited guarantee and an environmental guaranty. The limited guaranty is triggered by certain defaults by WM Realty Management under its mortgage.

In connection with the mortgage, we paid certain of WM Realty Management’s legal and closing costs of approximately $226,808, which WM Realty Management agreed to pay upon refinancing its mortgage.

Prior to the completion of the reverse acquisition, Techprecision LLC advanced us $120,000 for expenses relating to the reverse acquisition. We reimbursed Techprecision LLC for these expenses in February 2006.

Mr. Stanley A. Youtt was a common stockholder of Ranor. Pursuant to the Ranor Agreement, he, along with the other former Ranor stockholders, sold his Ranor stock to us. Since the consideration paid was used to pay debt and the preference on the preferred stockholders, the total amount paid, net of allocable expenses, to Mr. Youtt was $700.

No finders’ fee was paid by us in connection with the acquisition of Ranor or related equity and debt financing.

Item 13. Exhibits.

2.1	Stock purchase agreement[1]

3.1	Certificate of incorporation[2]

3.2	By-laws[2]

3.3	Certificate of Designation for the Series A Convertible Preferred Stock[1]

4.1	Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank[1]

4.2	Guaranty from the Registrant to Sovereign Bank[1]

4.3	Form of warrant issued to Barron Partners LP1

10.1	Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP1

10.2	Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP1

10.3	Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC[1]

10.4	Subscription Agreement dated February 24, 2006[1]

10.5	Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4[1]

10.6	Employment agreement between the Registrant and Stanley Youtt[3]

10.7	Management agreement dated February 24, 2006, between Ranor and Techprecision LLC[1]

10.8	Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor[1]

10.9	2006 Long-term incentive plan[5]

14.1	Code of business conduct and ethics[4]

21.1	List of Subsidiaries[3]

23.1	Consent of Bloom & Co. LLP

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on March 3, 2006, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-133509, which was filed with the Commission on June 24, 2006 and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

(5) Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following lists fees paid to Marcum & Kliegman, LLP (“MK”), our former independent public accounting firm, during the year ended December 31, 2005:

From February 10, 2005 (inception) through December 31, 2005
Audit Fees	$12,500	(1)
Audit Related Fees	None
Tax Fees	None
All Other Fees	None

(1) Fees billed in connection with MK’s audit of the financial statement from February 10, 2005 to April 30, 2005 for the purpose of the registration statement on Form 10-SB filed on June 23, 2005 and MK’s review of our interim financial statements for the quarters ended June 30, 2005 and September 30, 2005.

We engaged Bloom & Co., LLP (“Bloom”) as our independent certified public accounting firm on March 7, 2006. Bloom was the independent certified public accounting firm for Ranor and audited its financial statements at March 31, 2005 and for the two years in the period then ending. We did not pay any audit fees to Bloom in during 2005. The following lists fees paid to Bloom during the year ended March 31, 2006:

Audit Fees	$35,039
Audit Related Fees	None
Tax Fees	None
All Other Fees	None

Prior to our acquisition of Ranor, neither we nor Ranor had an audit committee. We appointed an audit committee in February 2006, following the acquisition of Ranor. It is the policy of the audit committee to review the nature of the non-audit work and approve such services in advance. In making its review the audit committee determines whether, in its opinion, the performance of such services does not impair the independence of our independent public accounting firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: August 1, 2006	By:	/s/ James G. Reindl
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

Signature	Title	Date

/s/ James G. Reindl	Chairman of the board, chief executive officer and director	August 1, 2006
James G. Reindl	(Principal Executive Officer)

/s/ Mary Desmond	Chief financial officer	August 1, 2006
Mary Desmond	(Principal Financial and Accounting Officer)

/s/ Stanley A. Youtt	Director	August 1, 2006
Stanley A. Youtt

/s/ Michael Holly	Director	August 1, 2006
Michael Holly

/s/ Larry Steinbrueck	Director	August 1, 2006
Larry Steinbrueck

/s/	Director	, 2006
Louis A. Winoski

INDEX TO FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

MARCH 31, 2006 AND 2005

BLOOM & CO, LLP . 50 CLINTON STREET, SUITE 502 . HEMPSTEAD . NEW YORK 11550.	TEL : 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX : 516 - 486-5476

STEVEN BLOOM, CPA	MEMBER OF
FREDERICK PAUKER, CPA	AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA	CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Techprecision Corporation

We have audited the accompanying consolidated balance sheets of Techprecision Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techprecision Corporation as of March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bloom and Company LLP
Hempstead, New York
July 26, 2006

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$492,801	$1,226,030
Restricted cash-indemnification obligation escrow	950,000	—
Accounts receivable, less allowance for doubtful
accounts of $25,000 and March 31, 2006 and 2005	2,481,619	1,810,664
Other receivables	25,665	29,561
Costs incurred on uncompleted contracts,
net of allowance for loss and progress billings	1,306,589	1,991,643
Inventories- raw materials	214,148	86,703
Prepaid expenses	386,475	116,910
Deferred loan costs, net	207,402	—

Total current assets	6,064,699	5,261,511

Property, plant and equipment, net	2,556,994	2,870,347
Other assets deferred loan cost, net	46,127	—
Total Assets	$8,667,820	$8,131,858

CURRENT LIABILITIES
Accounts payable	$691,054	$928,170
Accrued expenses	561,848	890,163
Due to prior shareholders under escrow obligation	843,600
Current maturity of long-term debt	576,934	5,506
Mortgage payable	3,300,000

Total current liabilities	5,973,436	1,823,839

LONG-TERM DEBT
Mandatory redeemable preferred stock	—	2,000,000
Notes payable- noncurrent	3,442,467	8,019,422

STOCKHOLDERS’ DEFICIT
Preferred stock- par value .0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding at March 31, 2006	2,150,000
Common stock -par value .0001 authorized 90,000,000, and
9,967,000 and 8,089,000 issued and outstanding
on March 31, 2006 and 2005, respectively.	997	350
Paid in capital	1,240,821
Accumulated deficit	(4,139,901)	(3,711,753)

Total Stockholders’ (Deficit) Equity	(748,083)	(3,711,403)

	$8,667,820	$8,131,858

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2006	2005

Net sales	$20,266,402	$14,269,982

Cost of sales	17,632,576	12,631,640

Gross profit	2,633,826	1,638,342

Selling, general and administrative	1,907,746	1,664,848

Income/(loss) from operations	726,080	(26,506)

Other income (expenses)
Interest expense	(1,107,902)	(1,121,487)
Interest income	10,135	8,285
Loss on disposition of fixed assets	(14,273)

	(1,112,040)	(1,113,202)

Loss before income taxes	(385,960)	(1,139,708)
Provision for income taxes	(42,188)	(4,092)

Net (loss)	(428,148)	(1,143,800)

Weighted average number of shares outstanding	8,270,156	8,089,000

Net loss per common share	(.05)	(.14)

The accompanying notes are an integral part of the financial statements.

(a) The weighted average number of shares for March 31, 2005 reflects the recapitalization of Ranor as of April 1, 2004.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED MARCH 31, 2006 AND 2005

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2004	650,000			350,000	$350		$(2,567,953)	$(2,567,603)

Recapitalization
Acquisition of Ranor’s shares				(350,000)	(350)	(9,650)		(10,000)
Sale of common shares				1,020,000	102	39,661		39,763
Purchased and retired shares				(928,000)	(93)	(199,907)		(200,000)
Sale of common shares				7,997,000	800	114,200		115,000
Retirement of preferred shares and warrants	(650,000)					1,075,000		1,075,000
Cost of reverse merger						(627,139)		(627,139)

Net loss for the year							(1,143,800)	(1,143,800)

Balance, March 31, 2005				8,089,000	$809	392,165	$(3,711,753)	$3,318,779)

Sale of preferred stock and
Warrants	11,220,000	7,719,250	$2,150,000					2,150,000
Sale of common stock				1,708,000	171	501,829		502,000
Issuance of shares of
common stock for services				170,000	17	42,483		42,500
Contributed Capital						304,344		304,344

Loss for period							(428,148)	(428,148)

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2006		2005

DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$	(428,148)		$(1,143,800)
Noncash items included in net loss:
Depreciation and amortization		456,383		407,706
Shares issued for services		42,500		—
Changes in assets and liabilities:
Accounts receivable		(667,059)		255,989
Inventory		(127,445)		(20,046)
Costs on uncompleted contracts		1,779,515		(880,977)
Prepaid expenses		(269,565)		(10,843)
Accounts payable and accrued expenses		(565,431)		491,376
Customer deposits		(1,094,461)		—
Forgiveness of interest		222,944		—

Net cash used in operating activities		(650,767)		(900,595)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment		(83,934)		(65,888)

Net cash used in investing activities		(83,934)		(65,888)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of preferred stock		2,150,000		—
Sale of common shares		656,763		—
Retirement of common shares		(210,000)		—
Payment of notes		(8,005,527)		(5,692)
Mortgage loan		3,300,000		—
Bank loan		4,000,000		—
Cost of financing		(312,625)		—
Cost of reorganization		(627,139)		—

Net cash provided by (used in) financing activities		951,472		(5,692)

Net increase (decrease) in cash and cash equivalents		$216,771	$	(972,175)
CASH AND CASH EQUIVALENTS, beginning of period		1,226,030		2,198,205

CASH AND CASH EQUIVALENTS, end of period		$1,442,801		$1,226,030

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2006	2005
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest expense	$747,764	$934,821
Income taxes	$3,100	$1,181

SUPPLEMENTAL INFORMATION-NONCASH TRANSACTIONS:

1.	On February 24, 2006 the Company issued 170,000 shares, valued at $.25 per share, to consultants for services rendered.

2.
On February 24, 2006, as a part of restructuring the Company’s financing, 2000 shares of redeemable preferred stock and 650,000 warrants’ attached to them were retired and $925,000 was placed in an escrow account for the payment of contingent indemnification obligation costs. The balance of the escrow funds, after the payment of all indemnification obligation costs, if any, is to be paid to the previous preferred shareholders. The Company reduced the cost of the redeemable preferred stock and warrants by $2,000,000, increased the additional paid in capital by $1,075,000 and recorded a liability of $925,000 that was placed in escrow.

3.
To date, the amount of environmental remediation costs have been determined to be $81,400. Consequently, the amount of indemnification due to previous shareholders for escrow obligation was reduced and the additional paid in capital was increased by $81,400. The former stockholders have the right to dispute the claim and there is no assurance that the Company will recover such amount, if anything.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Techprecision Corporation (“Techprecision”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to Techprecision Corporation on March 6, 2008. Techprecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation. Ranor is a Delaware corporation, founded in May 2002 under the name Rbran Acquisition, Inc. and changed its name to Ranor, Inc. in August 2002.

Ranor has been in business since 1956, and was sold by its founders in 1999 to Critical Components Corporation, a subsidiary of Standard Automotive Corporation. From June 1999 until August 2002, Ranor was operated by Critical Components Corporation. In December 2001, Standard filed for protection under the Bankruptcy Code and operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard’s holdings were sold. In 2003, Ranor, then known as Rbran Acquisition, Inc., acquired the Ranor assets from the bankruptcy estate.

Techprecision and Ranor are collectively referred to as the “Company.”

On February 24, 2006, Techprecision acquired all stock of Ranor in a transaction which is accounted for as a reverse acquisition, with Ranor being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.  As a result, the costs of the acquisition are charged to capital. See Note 2. The financial statements for periods prior to February 24, 2006 reflect the financial position, results of operations and cash flows of Ranor. Techprecision changed its fiscal year to the fiscal year ended March 31, which was the fiscal year of Ranor prior to the reverse acquisition.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary as well as a special purpose entity. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of March 31, 2006 and March 31, 2005. The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Trade accounts receivable are stated at the amount Ranor expects to collect. Ranor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of Ranor’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, Ranor provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after Ranor has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There were no bad debt expenses for the years ended March 31, 2006 and 2005.

Inventories-work in process.

Inventories consist of raw materials and work in progress which includes labor and factory overhead and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for materials inventory.

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term liabilities.

Long-lived Assets

Property, plant and equipment- these assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, up to 30 years; and leasehold improvements, 10-20 years.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease. A lease is considered a capital lease if there is a favorable buy out clause that would be an inducement for us to own the asset.

Earnings per share (loss)

Loss per share was computed by dividing the net loss by the number of weighted average shares outstanding for the year of the loss. The outstanding convertible preferred shares of 7,719,250 and warrants of 11,220,000 were not considered for a fully diluted calculation because a loss is considered anti-dilutive.

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition and Costs Incurred (Continued)

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined and are reflected as reductions of the carrying value of the costs incurred on uncompleted contracts. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market and reflect accrued losses, if required, on uncompleted contracts.

Advertising expenses

Advertising costs are charged to operations when incurred. Advertising expenses were $18,210 in 2006 and $14,060 in 2005.

Income taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carryforwards.

Variable Interest Entity

The Company has consolidated a variable interest entity that entered into a sale and leaseback contract with the Company to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

Mandatory Redeemable Preferred Stock

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

In the year ended March 31, 2005, the Company adopted the Statement No. 150 and reclassified the carrying value of the redeemable preferred stock from stockholders’ deficiency to a long-term liability. The effect of the reclassification was to increase stockholders’ deficiency and increaseliabilities.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of the APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, retrospective application of previous periods financial statements of changes in accounting principle, unless it is impractical to determine either the period specific effect of the cumulative effect of the change. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. SFAS No. 154 does not currently have an effect on the Company’s financial statements.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143”. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 does not currently have an effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2005), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition.

The Company is required to adopt SFAS 123R in the three months ending March 31, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, the Company would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.

The Company is currently evaluating the requirements of SFAS 123R and its impact on our results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 151 and has determined that this pronouncement will not materially impact its consolidated results of operations.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. REVERSE ACQUISITION

In connection with the reverse acquisition, on February 24, 2006:

•
Techprecision entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which it sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 11,220,000 shares of common stock. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because the Company did not achieve earnings before interest, taxes, depreciation and amortization (EBITDA) of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion rate was adjusted and the series A preferred stock became convertible into 9,081,527 shares of common stock. The warrants were initially exercisable at an average exercise price of $.7125. As a result of the Company’s failure to meet the EBITDA target for the year ended March 31, 2006, the average exercise price decreased by 15% to $.6056 per share. The conversion rate of the series A preferred stock and the exercise price of the warrants are subject to further adjustment if the Company’s EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007.

•
During the period from inception in February 2005 through the completion of the reverse acquisition on February 24, 2006, Capital Markets had advanced $39,661 to Techprecision (Lounsberry) to pay its expenses. On February 24, 2006, Techprecision paid $200,000 to Capital Markets to repurchase and cancel 928,000 shares of common stock and to reimburse $39,661 of advances.

•
The Company issued 7,697,000 shares of common stock to the members of Ranor Acquisition LLC, which was a party to an August 17, 2005 agreement to purchase the stock of Ranor (the “Ranor Agreement”), for which Ranor Acquisition advanced funds on our behalf and assigned its rights under the Ranor stock purchase agreement. The Company assumed Ranor Acquisition’s obligations to purchase the Ranor capital stock pursuant to that agreement.

•	The Company sold 1,700,000 shares of common stock to an investor for $500,000.

•
Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, by issuing its term note, and in addition Sovereign provided Ranor with a $1.0 million revolving credit arrangement.

•
Ranor sold its real estate to WM Realty Management, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty Management, LLC pursuant to a net lease. WM Realty Management, LLC is an affiliate of the Company which is a variable interest entity. As a result, the financial statements do not reflect the sale of the real estate, but do show the $3,300,000 mortgage obligation, which is due in August 2006, as a current liability of the Company.

•
Ranor used the net proceeds of the Sovereign Bank loan, as discussed below, the net proceeds from the sale of the real estate, $240,000 of available cash and a portion of the proceeds from the sale of the preferred stock to pay principal ($8,000,000) and interest ($975,500) on notes to Ranor’s then principal stockholders. Although the payment was less than the principal and interest due on the note, the note holders released Ranor from any further obligation under the notes.

•
The Company placed $925,000 of the purchase price into escrow. The escrow was to be the sole source of the former Ranor stockholders’ liability for breach of the representations and warranties under the Ranor Agreement.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. REVERSE ACQUISITION Continued)

The payments were made from the following funds:

1.
Sale of Ranor's land and building. The property and building held by Ranor was sold to WM Realty Management, LLC for $3 million. To pay the purchase price WM Realty Management, LLC simultaneously placed a $3.3 million 11% mortgage on the property. The mortgage is due on August 1, 2006. WM Realty Management, LLC is owned by the controlling persons of Techprecision and was formed for the specific purpose of purchasing and financing the property. Costs associated with this mortgage financing were $265,943. WM Realty Management, LLC was considered a special purpose entity and was consolidated into Techprecision.

2.
Bank Loan. Ranor, Inc. borrowed $4,000,000 from Sovereign Bank, for which it issued its 72 month term note with quarterly principal payments of $142,857 plus interest. The interest on the term loan remains at 9% through December 31, 2010 and will be at prime plus 1.5% thereafter. The bank also extended a line of credit of $1 million which was unused at March 31, 2006. The revolving note bears interest at prime plus 1.5%. The term loan is and the line credit as utilized will be secured by all assets of Ranor. The costs of the transaction were $46,682.

3.
Capital contribution. Techprecision sold for a purchase price of $2,200,000, 7,719,250 shares of series A preferred stock and warrants to purchase 11,220,000 shares of common stock. In connection with this sale, Techprecision paid Barron Partners a due diligence fee of $50,000 Techprecision has an obligation to register the shares of common stock issuable upon conversion of the series A preferred stock and the warrants, pursuant to the Securities Act of 1933. If Techprecision fails to register such shares as required by the agreement, it is required to issue 2,540 shares of series A preferred stock for each day that Techprecision is late. Techprecision filed the registration statement on time. However, it will be required to issue the shares if the registration statement is not declared effective when required or if, having been declared effective, ceases to be current and effective, with certain limited exceptions. In addition, if a majority of Techprecision’s directors are not independent directors or the audit and compensation committees are not comprised of a majority of independent directors, beyond a grace period, Techprecision would be required to pay liquidated damages for each day that this requirement is not met at the rate of 12% per annum, with a maximum of 18%, of Barron’s investment.

4.	Techprecision also sold 1,700,000 common shares for $500,000 at $.29 per share and issued 170,000 shares for services at $.25 per share.

Description of Business

The Company produces large metal fabrications and perform precision machining operations for large military, commercial, nuclear, aerospace, shipbuilding and industrial customers. Its principal services are large metal fabrications, machining and engineering. Each of the Company’s contracts covers a specific product. The Company does not mass-produce any products or distribute such products on the open market. The Company renders our services under “build to print” contracts with contractors. However, the Company also helps its customers to analyze and develop their projects for constructability by providing engineering and research and development services, for which it bills its customers.

Although the Company provides manufacturing services to large governmental programs, the Company usually does not work directly for agencies of the United States government. Rather, the Company performs its services for large governmental contractors and large utility companies.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2006 and 2005 property, plant and equipment consisted of the following:

	2006	2005

Land	$110,113	$110,113
Building and improvements	1,290,072	1,223,054
Machinery equipment, furniture and fixtures	2,609,698	2,592,782

	4,009,883	3,925,949

Less: accumulated depreciation	1,452,889	1,055,602

	$2,556,994	$2,870,347

Depreciation expense for the years ended March 31, 2006 and 2005 were $412,988 and $407,707, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated entity under Fin 46 R) are collateral for the $3,300,000 Mortgage Loan and other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1).

Contracts in process consisted of the following at March 31:

	2006	2005

Costs incurred on uncompleted contracts, net of allowance for loss	2,889,650	4,669,165
Less: Advance billings and deposits	(1,583,061)	(2,677,522)
	$1,306,589	$1,991,643

On March 31, 2006 and 2005, $86,141 and $26,436 of allowance for losses on uncompleted contracts were recognized, respectively. All inventories are collateral for Sovereign Bank loan and constitute a part of the computation of the maximum loan amount under the agreement.

NOTE 5. PREPAID EXPENSES

As of March 31, 2006 and 2005, the prepaid expenses included the following:
	2006	2005
Insurance	$173,152	$99,619
Interest	122,001	—
Mortgage payment	36,500	—
Real estate taxes	34,921	11,269
Mortgage servicing fee	3,529	—
Equipment maintenance	6,022	6,022
Quality control audit fees	10,350	—
Total	$386,475	$116,910

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation, 5 months to 72 months. Amortization charged to operations in 2006 and 2005 were $59,096 and $-0-, respectively. As of March 31, deferred charges were as follows:
	2006	2005
Deferred costs expiring in one year or less:
Deferred mortgage costs	$265,943
Less: accumulated amortization	(58,541)	__

	$207,402	$-0-
Deferred costs expiring after one year:
Deferred loan costs	$46,852
Accumulated amortization	(655)	__

	$46,127	$-0-

NOTE 7. LONG-TERM DEBT

The following debt obligations, outstanding on March 31:

	2006	2005
1. Long-term debt paid off on February 24, 2006 :
	__	$2,000,000
• Preferred Stock - 2,000 shares, $.001 par value, authorized, issued and outstanding 2,000 and redeemable on August 7, 2012.

• Green Mountain Partners III, L.P. - Unsecured note payable - with semi-annual interest installments at 14%, due in February and August. Principal payments of $800,000 due annually commencing on August 7, 2006 through August 7, 2011, and $1,600,000 balance due on August 7, 2012. The note was subject to various covenants including a restriction on the incurrence of additional debt or commitments.	__	6,400,000

• Phoenix Life Insurance Company -Unsecured note payable- with semi-annual interest installments at 14%, due in February and August. Principal payments of $200,000 due annually commencing on August 7, 2006 through August 2011, and $400,000 balance due on August 7, 2012. The note was subject to various covenants including a restriction on the incurrence of additional debt.	__	1,600,000

2. Long-term debt issued on February 24, 2006 :

• Sovereign Bank- Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013.	$4,000,000	__

3. Automobile Loan

• Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009.	19,401	24,928

	4,019,401	10,024,928
Principal payments due within one year	576,934	5,506

Principal payments due after one year	$3,442,467	$10,019,422

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT (Continued)

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank, West Hartford, Ct. as part of the agreement the bank has granted the Company a term loan of $4,000,000 and extended the Company a line of credit of $1,000,000, initial interest at 9%. The interest on the line of credit is variable. At March 31, 2006 the amount due on the line of credit was zero.

The note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Company’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the unrepaid principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter; the Company is prohibited from issuing any additional equity interest (except to existing holders), or redeem, retire, purchase or otherwise acquire for value any equity interests; unused credit line fee is 0.25% of the average unused credit line amount in previous month; earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the quarter ending June 30, 2006 building to a rolling four (4) quarter basis, tested at the end of each fiscal quarter; interest coverage ratio is required to be not less than 2:1 as at the end of each fiscal quarter.

As of March 31, 2006, the maturities of long-term debt were as follows:

Years ending March 31,	Amount
2007	$576,934
2008	577,526
2009	577,832
2010	572,825
2011	571,428
Due after 2011	1,142,856

Total	$4,019,401

NOTE 8.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. The sources and tax effects of the differences are as follows:

		March 31, 2006
Income tax provision at statutory rate of 39%	$	(588,500)
Tax benefit before net operating loss carry forward		546,300
Net tax provision		$42,200

As of March 31, 2006 and 2005, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES (Continued)

	2006	2005
Deferred Tax Assets:

Current
Compensation accrual	$73,000	$127,600
Bad debt allowance	9,800	9,800
Inventory allowance	—	26,900
Loss on uncompleted contracts	33,600	113,900
Net operating loss carry-forward	—	588,500

Non-Current
Net operating loss carry-forward	760,800	764,700

Total deferred tax assets	877,200	1,631,400

Deferred Tax liabilities:

Non-Current
Depreciation	197,600	191,400

Net deferred tax asset	679,600	1,440,000
Valuation allowance	(679,600)	(1,440,000)

Net Deferred Tax Asset Balance	$—	$—

At March 31, 2006 and 2005, the Company provided a full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net change in the valuation allowance during the years ended March 31, 2006 and 2005 was $(588,500) and $372,989, respectively. The sale and leaseback of the Company’s land and building for $3,000,000 to a special purpose entity, WM Realty Management, LLC, resulted in a gain of 1,734,700. The reduction in the deferred tax asset of $588,500 represents the realized tax benefit of the loss carryforward.

As of March 31, 2006, the Company’s U.S. federal net operating loss carryforward was approximately $1,950,800 for income tax purposes.  If not utilized, the federal net operating loss carryforward will expire in 2025. Furthermore, because of over fifty percent changes in ownership, as a consequence of the reverse merger, as defined by Section 382 of the IRC, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 9. RESTRICTED CASH - INDEMNIFICATION OBLIGATION ESCROW

In May 2004, The Company was requested to undertake a response and remedial action to cleanup environmental issues discovered during an onsite inspection by the Commonwealth of Massachusetts Office of Environmental Affairs. The Company signed a consent order in October 2004, paid a fine of $7,800 and proceeded to correct the deficiencies.

The stock purchase agreement, pursuant to which the Company purchased the outstanding securities of Ranor, provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed.  If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company's sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor's former stockholders.  The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties.  The Company has recorded an expense and a claim against the escrow account in the amount of $81,400. The claim is for the former stockholders’ breach of their representations and warranties relating to environmental matters.  The Company reflects the recovery of this amount on its

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

March 31, 2006 balance sheet as a reduction in the amount due to the former stockholders and an increase in additional paid in capital.

NOTE 10. RELATED PARTY TRANSACTIONS

Management Fees

Until February 24, 2006, Ranor had to pay management fees totaling $200,000 per year to four shareholders under agreements that expire in August 2006.
On February 24, 2006 the prior management agreement was canceled any balance due was forgiven and the Company entered into a new management and consulting agreement with Techprecision Management, LLC a Company composed of shareholders of Techprecision. The Agreement ends on March 31, 2009.

During the Consulting Period, manager shall serve as a consultant to the Company and each of its existing and future Subsidiaries. The consultation will include assistance with the determination of the goals, general policies and direction of the Company and its subsidiaries, financings, manufacturing, sales, distribution and customer relations.

Manager’s consulting fee will be initially set at $200,000 per annum, payable semi-monthly commencing March 1, 2006. In addition to the Management Fee, the manager shall be entitled to a performance bonus determined as follows; The compensation committee of the Board of Directors will set performance objectives for the fiscal year. If the performance objectives are attained or exceeded, the Company will pay the manager a performance bonus equal to two and one-half percent of the Company’s cash flow from operations for the fiscal year. In the event that the Company makes an acquisition or dispose of a business segment during a fiscal year, the performance objectives may be revised by the compensation committee to reflect such transaction.

Loan from Related Parties

Ranor had long-term debt payable to Green Mountain Partners III, L.P. and Phoenix Life Insurance Company (see Note 7), which held the outstanding preferred stock, a portion of the common stock and common stock warrants. Interest expense charged to operations under this related party debt was $1,073,466 and $1,120,000 in 2006 and 2005, respectively. On February 24, 2006 Green Mountain and Phoenix forgave interest of $222,944 which was a capital contribution.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006 WM Realty Management, LLC borrowed $3,300,000 to purchase from Ranor, Inc. its real property for $3,000,000 which was appraised on October 31, 2005 at $4,750,000 and leased the building an a part of the land to Ranor, Inc. Techprecision advanced $226,808 to pay closing costs and has a receivable of that amount from WM Realty Management, LLC. WM Realty Management, LLC was formed solely for this purpose; its partners are shareholders of Techprecision. The Company has considered WM Realty Management, LLC a special purpose entity as defined by FIN 46, and therefore has consolidated its operations into Techprecision.

The WM Realty Management, LLC mortgage bears interest at 11% that is paid monthly with principal of $25,000. The balance of $3,300,000 is due on August 1, 2006. Expenses of obtaining the mortgage were $192,455 and are being amortized over approximately a 5 month period.

NOTE 11. OPERATING LEASE

Ranor leases office equipment under operating lease agreements expiring through November 2008. Total rent expense charged to operations was $16,700 and $19,900 in the years ended March 31, 2006 and 2005, respectively.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11. OPERATING LEASE (Continued)

Future minimum lease payments under noncancellable portions of the leases as of March 31, 2006, are as follows:

Years ending March 31,	Amount

2006	$16,678
2007	16,678
2008	15,288

Total minimum lease payments	$48,644

NOTE 12. SALE AND LEASE

On February 24, 2006 Ranor, Inc. entered into a sale and lease back arrangement with WM Realty Management, LLC, a special purpose entity. The sale of the building was for $3,000,000. The term of the Lease is for a period of fifteen years commencing on February 24, 2006. For the year ended March 31, 2006 rent expense paid by the Company was $36,500. This amount was eliminated in consolidation and the interest and depreciation were expensed.

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The Minimum Rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises. Minimum rental for the base year of the lease is $438,000. Effective as of January of each year subsequent to the base year, during the contract and any subsequent extension, a cost of living adjustment will be made to the minimum rental, based on the Consumer Price Index.

The Company has the option to repurchase the property at any time beginning after one year from the date of the agreement, at the appraised market value.

The minimum future lease payments are as follows:

Year Ended March 31	Amount

2007	$438,000
2008	438,000
2009	438,000
2010	438,000
2011-2015	2,190,000
2016-2021	2,190,000
2022	438,000

Total	$6,570,000

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13. PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. There were no employer-matched contributions charged to operations in the years ended March 31, 2006 and 2005, respectively.

NOTE 14. CAPITAL STOCK

Preferred stock

On March 31, 2005, the Company had 2,000 shares of preferred stock outstanding. The preferred stock were classified as Series A and carried a mandatory redemption provision. Under the August 7, 2002 Stockholders Agreement, all unexercised warrants issued in conjunction with preferred stock expired and Ranor was required to redeem all the outstanding shares at $1,000, per share, on August 7, 2012. The preferred stock and related freestanding warrants on the shares that were puttable were classified as a liability in accordance with FASB statement 150. Ranor had the option to redeem any or all the shares prior to that date. The preferred shares carried no voting or dividend rights. The preferred shares carried a preference of $1,000 per share in the event of liquidation.

The stockholder agreements contained a provision whereby, effective August 2009, any preferred stockholder could have, upon written notice, require Ranor to repurchase their shares at a price as defined in that agreement. On February 24, 2006, all of the preferred stock and related warrants were acquired by Techprecision in connection with the reverse acquisition and were cancelled.

On February 24, 2006, Barron Partners LP purchased 7,719,250 shares of series A preferred stock, par value $0.0001 per share for $2,150,000, net of a $50,000 due diligence fee payable to Barron Partners. Initially, Series A Preferred Stock are convertible into common stock at a conversion rate of one share of Common Stock, for each share of Series A Preferred Stock. In addition, pursuant to the preferred stock purchase agreement, Techprecision issued to Barron Partners common stock purchase warrants to purchase up to 5,610,000 of Common Stock at $0.57 per share and 5,610,000 shares of Common Stock at $0.855 per share.

Because the Company did not attain EBITDA of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion rate was adjusted (0.85 shares of preferred stock for one share of common stock, a reduction in rate of 15%) and the series A preferred stock became convertible into 9,081,527 shares of common stock. As a result of the Company’s failure to meet the EBITDA target for the year ended March 31, 2006, the exercise price of the warrants decreased by 15%, from $.57 to $.4845 and from $.855 to $.7268 per share.

The conversion rate of the series A preferred stock and the exercise price of the warrants are subject to further adjustment if the Company’s EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007, based on the percentage shortfall from $.08568 per share, from zero up to a maximum adjustment of 15%. The adjustment could result in an increase in the maximum number of shares of common stock being issued upon conversion of the series A preferred stock from 9,081,527 to 10,684,150 shares of common stock and a further reduction in the exercise price of the warrants from $.4845 to $.4118 and from $.7268 to $.6177 per share.

EBITDA per share is earnings from recurring operation before any charges relating to the transactions involved in February 24, 2006 agreement and any other non recurring items, including warrants, but excluding options or stock grants issued to management and key employee. The per share figures are computed on a fully-diluted basis. Fully diluted EBITDA is based on the number of outstanding shares of Common Stock plus all shares of Common Stock issuable upon conversion of all outstanding convertible securities and upon exercise of all outstanding warrants, options and rights, regardless of whether (i) such shares would be included in determining diluted earnings per share and (ii) such convertible securities are subject to a restriction or limitation on exercise. Thus, for purpose of determining fully-diluted Pre-Tax Income Per Share, the 4.9% limitation shall be disregarded. In determining the EBITDA any shares of Common Stock issuable as a result of an adjustment to the Conversion Prices will be excluded.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 14. CAPITAL STOCK (Continued)

Preferred stock (Continued)

The Investor or its affiliates will not be entitled to convert the Series A Preferred Stock into shares of Common Stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% (“4.9% Limitation”) of the then outstanding number of shares of Common Stock. The agreement provides that this provision cannot be amended.

The Company agreed not to issue any additional preferred stock until the earlier of (a) three years from the Closing or (b) the date that the Investor transfer and/or converts not less than 90% of the preferred shares and sells the underlying shares of common stock and for two years after Closing not to enter into any new borrowing of more than three times the sum of the earnings before interest, tax, depreciation and amortization (EBITDA) from recurring operations over the trailing four quarters.

The preferred shareholders have the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that preferred shareholders may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Preferred Stock owned by the investor to the total of such shares.

No dividends are payable with respect to the Series A Preferred Stock and no dividends are payable on common stock while Series A Preferred Stock is outstanding. The Common stock shall not be redeemed while preferred stock is outstanding.

Upon any liquidation the Company is required to pay $.285 for each share of Series A Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Preferred Stock.

The Series A Preferred Shareholders do not have voting rights. However, the approval of the holders of 75% of the outstanding preferred shares is required to amend the certificate of incorporation, change the provisions of the preferred stock purchase agreement, to authorize additional Series A Preferred Shares in addition to the 9 million maximum authorized, or to authorize any class of stock that ranks senior with respect to voting rights, dividends or liquidations.

Stock warrants

At March 31, 2005, the Ranor preferred shareholders and debt holders had warrants to acquire 650,000 shares of common stock at a price of $.001 per share. The warrants were immediately exercisable and would have expired on August 7, 2012. The stockholder agreements contained a provision whereby, effective August 2009, any holders of stock warrants could have, upon written notice, require Ranor to repurchase the warrants or any shares issued under the warrant agreement at a price as defined in the agreement. At March 31, 2005, these warrants had no determinable value. The warrants carried repurchase provisions and 650,000 shares of common stock had been reserved for the issuance of these warrants. The warrants were cancelled on February 24, 2006.

On March 31, 2006 there were 11,220,000 warrants attached to convertible preferred shares. These warrants are exercisable, in part or full, at any time from February 24, 2006 to expiration time, February 24, 2011. The number of shares to be received upon exercise of the warrant is determined by multiplying the total number shares with respect to which this Warrant is then being exercised with the percentage difference between the last reported sales and exercise price of the stock. The exercise price is further adjusted considering the amount of EBITDA similar to the conversion price.

Common stock

Techprecision common shares, $.0001 par value, outstanding on March 31, 2006 were 9,967,000. During the recapitalization, 350,000 outstanding shares of Ranor were exchanged for 7,997,000 shares of Techprecision. Shares of Techprecision were sold or purchased, by Techprecision between $.25 and $.29 per share for the year ending March 31, 2006.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 15. 2006 LONG-TERM INCENTIVE PLAN

In February 2006 the directors adopted, subject to stockholder approval, the 2006 long-term incentive plan. The purpose of the Company’s 2006 Long-Term Incentive Plan (“the Plan”) is to attract, retain and reward officers and other key employees, directors, consultants and independent contractors of the Company. The Plan will be administered by a committee of the Company’s independent directors. They will determine to what extent incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards, of them, are to be granted pursuant to the Plan, to one or more eligible persons. The total number of shares of Stock reserved and available for distribution under the Plan is 1,000,000 shares of common stock.

Stock Options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price, term and exercise conditions will be determined by the Committee at the time of grant. But no Stock Option will be exercisable more than ten (10) years after the date the Option is granted.

On July first of each year, commencing in 2007, each independent director will be granted a non-qualified stock option to purchase five thousand shares of stock (or such lesser number of shares of stock as remain available). The stock options will be exercisable at a price per share equal to the greater of the fair market value on the date of grant or the par value of one share of stock. The non-qualified stock options granted will become exercisable cumulatively as to fifty percent of the shares subject six months from the date of grant and as to the remaining fifty percent eighteen months from the date of grant. The options will expire on the earlier of five years from the date of grant, or seven months from the date such independent director ceases to be a director.

The independent director, when first elected to the Board, will automatically receive a non-qualified stock option to purchase 25,000 shares of common stock (or such lesser number of shares of Stock as remains available). The Stock Options will be exercisable at a price per share equal to the greater of the Fair Market Value on the date of grant or the par value of one share of Stock.

NOTE 16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Ranor maintains bank account balances, which, at times, may exceed insured limits. Ranor has not experienced any losses with these accounts. Management believes Ranor is not exposed to any significant credit risk on cash.

In 2006, Ranor sold a substantial portion of its products to two different customers in each of the last two years. Sales for the years ended March 31, 2006 and 2005, to these customers were approximately $3.0 million (15%), and $2.6 million (13%) in 2006 and approximately $2.7 million (19%), and $1.6 million (11%) in 2005. At March 31, 2006, amounts due from these customers, included in trade accounts receivable, were $519,667 and $38,777, respectively and at March 31, 2005 $286,696 and $248,604, respectively.

NOTE 17. CONTINGENT LIABILITIES

Officer employment contract

On February 24, 2006 the Company entered into a new employment agreement with Mr. Stanley Youtt to be chief executive officer of Ranor, Inc. (subsidiary company) until January 31, 2009. Mr. Youtt has been the chief executive officer for the past 3 years. As compensation for services and in consideration of his agreement not to compete the Company agreed to pay him an annual base salary of $200,000 that may be increased by the Board of Directors. The CEO is eligible for an annual cash performance bonus based upon the Company’s financial performance as set forth in a resolution of the Board within the first three months of each year. CEO is eligible for any Stock Option Plan, as the Board shall in its sole discretion institute from time to time.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Warranties

Products are designed and inspected during the building process by customers before they leave the factory. Once the customer has signed off that he has inspected the final product then the Company no longer has any responsibility or warrants the functionality of that product. Because the Company does not warrant our products the Company has not set up a set up a reserve for product warranties.

Environmental Preservation- Subsequent Event

In the fiscal year ended March 31, 2007 the Company plans to construct a shed to store scrap materials and make a claim for construction costs under the escrow agreement, based on a breach of the seller’s representations and warranties relating to environmental compliance. The purpose of the shed is to protect the surrounding soil from any seepage. The estimated cost of constructing the shed is approximately $100,000.