Form 10QSB
period 2006-06-30
TECHPRECISION CORP
filed 2006-08-17
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2006

Commission File Number 0-51378

Techprecision Corporation
(Name of small business issuer as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Bella Drive, Westminster, Massachusetts 01473
(Address of principal executive offices)

Issuer’s telephone number: (978) 874-0591

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2006 there are 10,009,000 shares of the common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited balance sheet at June 30, 2006	2
Unaudited statements of operations for the three months ended June 30, 2006 and 2005	3
Unaudited statement of stockholders’ equity for the three months ended June 30, 2006	4
Unaudited statements of cash flows for the three months ended June 30, 2006 and 2005	5
Notes to financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Controls and Procedures	22
Part II. Other Information
Item 6. Exhibits	22

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2006	2006
CURRENT ASSETS
Cash and cash equivalents	$679,845	$492,801
Restricted cash-indemnification obligation escrow	950,000	950,000
Accounts receivable, less allowance for doubtful
accounts of $25,000 at June 30 and March 31, 2006 and 2005	2,753,036	2,481,619
Other receivables	24,708	25,665
Costs incurred on uncompleted contracts,
net of allowance for loss and progress billings	1,108,463	1,306,589
Inventories- raw materials	221,297	214,148
Prepaid expenses	220,462	386,475
Deferred loan costs, net	56,825	207,402

Total current assets	6,014,636	6,064,699

Property, plant and equipment, net	2,472,834	2,556,994
Other assets deferred loan cost, net	44,460	46,127
Total assets	$8,531,930	$8,667,820

CURRENT LIABILITIES
Accounts payable	$986,166	$691,054
Accrued expenses	442,999	561,848
Due to prior shareholders under escrow obligation	843,600	843,600
Current maturity of long-term debt	576,934	576,934
Mortgage payable	3,200,000	3,300,000

Total current liabilities	6,049,699	5,973,436

LONG-TERM DEBT
Notes payable- noncurrent	3,298,185	3,442,467

STOCKHOLDERS’ DEFICIT
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized,of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding atJune 30 and March 31, 2006	2,150,000	2,150,000
Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and 9,967,000 issued and outstanding on June 30, and March 31, 2006, respectively.	1,002	997
Paid in capital	1,248,377	1,240,821
Accumulated deficit	(4,215,333)	(4,139,901)

Total stockholders’ deficit	(815,954)	(748,083)

	$8,531,930	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,

	2006		2005

Net sales		$4,198,530	$5,416,838

Cost of sales		3,410,005	4,503,686

Gross profit		788,525	913,152

Selling, general and administrative		680,926	504,639

Income (loss) from operations		107,599	408,513

Other income (expenses)
Interest expense		(183,239)	(280,300)
Interest income		212	3,014

		(183,027)	(277,286)

Income (loss) before income taxes		(75,428)	131,227
Provision for income taxes			(3,100)

Net Income (loss)	$	(75,428)	$128,127

Weighted average number of shares of common stock outstanding		9,991,462	8,089,000

Net income (loss) per share of common stock		(.01)	.02

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD APRIL 1, 2005 TO JUNE 30, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

April 1, 2005				8,089,000	$809	392,165	$(3,711,753)	$(3,318,779)

Sale of preferred stock and warrants	11,220,000	7,719,250	$2,150,000					2,150,000
Sale of common stock				1,708,000	171	501,829		502,000
Issuance of shares of common stock for services				170,000	17	42,483		42,500
Contributed capital						304,344		304,344
Loss for period							(428,148)	(428,148)

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

Shares issued for employee services				42,000	5	7,556		7,561
Loss for period							(75,432)	(75,432)
Balance June 30, 2006	11,220,000	7,719,250	$2,150,000	10,009,000	$1,002	$1,248,377	$(4,215,333)	$(815,954)

The accompanying notes are an integral part of the financial statements.

ECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2006		2005

DECREASE IN CASH AND CASH EQUIVALENTS CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	$	(75,432)	$128,127
Noncash items included in net loss:
Depreciation and amortization		256,030	103,081
Shares issued for services		7,561	—
Changes in assets and liabilities:
Accounts receivable		(270,460)	1,973
Inventory		(7,149)	11,805
Costs on uncompleted contracts		198,126	(304,138)
Prepaid expenses		166,013	25,650
Accounts payable and accrued expenses		176,263	(423,802)

Net cash used in operating activities		450,952	(457,304)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment		(19,626)	(62,547)

Net cash used in investing activities		(19,626)	(62,547)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes		(144,282)	(1,356)
Payment of mortgage note		(100,000)	--

Net cash provided by (used in) financing activities		(244,282)	(1,356)

Net increase (decrease) in cash and cash equivalents		187,044	(521,207)
CASH AND CASH EQUIVALENTS, beginning of period		1,442,801	1,226,030

CASH AND CASH EQUIVALENTS, end of period		$1,629,845	$704,823

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three months ended June 30,
	2006	2005

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$189,302	$186,972
Income taxes	39,088	$3,100

In the three month period ended June 30, 2006, the Company issued 42,000 shares to employees of the Company. The shares were valued at $.18 per share or $7,561. The 42,000 shares are part of a total grant of 126,000 shares which vest one-third immediately, and the remaining two-thirds in two annual installments. No officers or directors received any shares.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information necessary for a fair presentation of results of operation, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results Techprecision Corporation and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006. Certain prior year amounts may have been reclassified to conform with the presentation used in 2006.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. We have a VIE, WM Realty Management, that we have determined will qualify for consolidation. We have consolidated this VIE for the period ended June 30, and March 31, 2006 and the most significant impact to our financial statements is to include the mortgage of $3.3 million and to eliminate the gain of $1.7 million and to show the land and building at the value on the books of Ranor prior to the sale.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Account Standards Board’s (IASB) LAS 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earning, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact our consolidated earnings, financial position or cash flows for fiscal year 2006 because the deduction is not available to us. We are currently evaluating the effect that this deduction will have in subsequent years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employee. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified -retrospective transition method we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2006 and March 31, 2006 property, plant and equipment consisted of the following:

	June 30, 2006	March 31, 2006

Land	$110,113	$110,113
Building and improvements	1,282,118	1,290,072
Machinery equipment, furniture and fixtures	2,637,278	2,609,698

	4,029,509	4,009,883

Less: accumulated depreciation	1,556,675	1,452,889

	$2,472,834	$2,556,994

Depreciation expense for the three month periods ended June, 2006 and 2005 were $103,785 and $103,081, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated entity under Fin 46 R) are collateral for the $3,300,000 mortgage loan. Other fixed assets (equipment) of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1).

Contracts in process consisted of the following at June 30 and March 31:

	June 30, 2006	March 31, 2006
Costs incurred on uncompleted contracts, net of allowance for loss	$3,446,711	$2,889,650
Less: Advance billings and deposits	(2,116,951)	(1,583,061)

	$1,329,760	$1,306,589

All inventories are collateral for Sovereign Bank loan and constitute a part of the computation of the maximum loan amount under the agreement.

NOTE 5. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation, 5 months to 72 months. Amortization charged to operations in first quarter ended June 30, 2006 and 2005 were $152,314 and $-0-, respectively. As of June 30, deferred charges were as follows:

	June 30, 2006	March 31, 2006
Deferred costs expiring in one year or less:
Deferred mortgage costs	$265,943	$265,943
Less:accumulated amortization	(209,118)	(58,541)

	$56,825	$207,402
Deferred costs expiring after one year:
Deferred loan costs	$46,852	$46,852
Accumulated amortization	(2,392)	(655)

	$44,460	$46,127

NOTE 6. LONG-TERM DEBT

The following debt obligations, outstanding on June 30 and March 31, 2006:

	June 30, 2006	March 31, 2006
Sovereign Bank- Secured Term note payable- 72 month 9% variable
term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013.	$3,857,143	$4,000,000

Automobile Loan -

monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009.	17,976	19,401
	3,875,119	4,019,401
Principal payments due within one year	(576,934)	(576,934)

Principal payments due after one year	$3,298,185	$3,442,467

NOTE 7. RESTRICTED CASH - INDEMNIFICATION OBLIGATION ESCROW

In May 2004, the Company was requested to undertake a response and remedial action to cleanup environmental issues discovered during an onsite inspection by the Commonwealth of Massachusetts Office of Environmental Affairs. The Company signed a consent order in October 2004, paid a fine of $7,800 and proceeded to correct the deficiencies.

The stock purchase agreement, pursuant to which the Company purchased the outstanding securities of Ranor, provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed.  If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company’s sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor’s former stockholders.  The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties.  The Company has recorded an expense against the escrow account in the amount of $81,400. The claim is for the former stockholders’ breach of their representations and warranties relating to environmental matters.  The Company reflects the recovery of this amount on its March 31, 2006 and June 30, 2006 balance sheets as a reduction in the amount due to the former stockholders and an increase in additional paid in capital.

In the fiscal year ended March 31, 2007, the Company plans to construct a shed to store scrap materials and make a claim for construction costs under the escrow agreement, based on a breach of the seller’s representations and warranties relating to environmental compliance. The purpose of the shed is to protect the surrounding soil from any seepage. The estimated cost of constructing the shed is approximately $100,000.

NOTE 8. RELATED PARTY TRANSACTIONS

Management Fees

Until February 24, 2006, Ranor had to pay management fees totaling $200,000 per year to four shareholders under agreements that expire in August 2006.

On February 24, 2006, the prior management agreement was canceled, any balance due was forgiven and the Company entered into a new management and consulting agreement with Techprecision, LLC, a limited liability company composed of stockholders of the Company. The Agreement ends on March 31, 2009. During the term of the agreement, Techprecision, LLC, is to serve as a consultant to the Company and each of its existing and future subsidiaries. The consultation will include assistance with the determination of the goals, general policies and direction of the Company and its subsidiaries, financings, manufacturing, sales, distribution and customer relations.

Techprecision, LLC’s consulting fee will be initially set at $200,000 per annum, payable monthly in twelve equal installments, commencing March 1, 2006. In addition to the management fee, Techprecision, LLC the manager shall be entitled to a performance bonus determined as follows; the compensation committee of the Board of Directors will set performance objectives for the fiscal year. If the performance objectives are attained or exceeded, the Company will pay the Techprecision LLC’s manager a performance bonus equal to two and one-half percent of the Company’s cash flow from operations for the fiscal year. In the event that the Company makes an acquisition or disposes of a business segment during a fiscal year, the performance objectives may be revised by the compensation committee to reflect such transaction. The Company’s chief executive officer, who is a member of Techprecision, LLC, receives a portion of the compensation paid to Techprecision, LLC, and he does not receive any compensation directly from the Company.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty Management, LLC borrowed $3,300,000 to purchase from Ranor, Inc. its real property for $3,000,000 which was appraised on October 31, 2005 at $4,750,000 and leased the building and a major portion of the land to Ranor, Inc. The Company advanced $226,808 to pay closing costs and has a receivable of that amount from WM Realty Management, LLC. WM Realty Management, LLC was formed solely for this purpose; its partners are stockholders of the Company. The Company has considered WM Realty Management, LLC a variable interest entity as defined by FIN 46, and therefore has consolidated WM Realty Management, LLC’s operations into the Company.

The WM Realty Management, LLC mortgage bears interest at 11% per annum and provides for monthly payments of principal in the amount of $25,000. The outstanding balance of $3,200,000 was due on August 1, 2006. Expenses of obtaining the mortgage were $192,455 and are being amortized over the stated term of the mortgage, which is a period of approximately five months. In August 2006, WM Realty obtained a one-month extension and the right to extend the maturity date for two one-month periods. The interest rate for the extension is 11.5% per annum plus .75% of the principal balance for each month’s extension. Amortization remains at $25,000 per month. WM Realty is seeking to find a long-term lender.

NOTE 9. SALE AND LEASE

On February 24, 2006, Ranor, Inc. entered into a sale and leaseback arrangement with WM Realty Management, LLC, a special purpose entity. The sale of the building was for $3,000,000. The term of the lease is for a period of fifteen years commencing on February 24, 2006. For the three months ended June 30, 2006 rent expense paid by the Company was $109,500. This amount was eliminated in consolidation and the interest and depreciation were expensed.

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

NOTE 10. CAPITAL STOCK

Preferred stock

On February 24, 2006, Barron Partners LP purchased 7,719,250 shares of series A preferred stock, par value $0.0001 per share for $2,150,000, net of a $50,000 due diligence fee payable to Barron Partners. Initially, Series A Preferred Stock are convertible into common stock at a conversion rate of one share of Common Stock, for each share of Series A Preferred Stock. In addition, pursuant to the preferred stock purchase agreement, the Company issued to Barron Partners common stock purchase warrants to purchase up to 5,610,000 of common stock at $0.57 per share and 5,610,000 shares of common stock at $0.855 per share.

Because the Company did not attain EBITDA of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion price was adjusted from $.285 to $.24225, a reduction of 15%, with the result that the series A preferred stock became convertible into 9,081,527 shares of common stock. As a result of the Company’s failure to meet the EBITDA target for the year ended March 31, 2006, the exercise price of the warrants decreased by 15%, from $.57 to $.4845 and from $.855 to $.7268 per share.

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

EBITDA per share is defined in the preferred stock purchase agreement as earnings from recurring operations before any charges relating to the transactions involved in February 24, 2006 agreement and any other non recurring items, including warrants, but excluding options or stock grants issued to management and key employees. The per share figures are computed on a fully-diluted basis. Fully diluted EBITDA is based on the number of outstanding shares of Common stock plus all shares of Common stock issuable upon conversion of all outstanding convertible securities and upon exercise of all outstanding warrants, options and rights, regardless of whether (i) such shares would be included in determining diluted earnings per share and (ii) such convertible securities are subject to a restriction or limitation on exercise. Thus, for purpose of determining fully-diluted Pre-Tax Income Per Share, the 4.9% limitation (see paragraph below) shall be disregarded. In determining the EBITDA per share, any shares of Common stock issuable as a result of an adjustment to the conversion prices will be excluded.

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

Stock warrants

On June 30, 2006 there were 11,220,000 warrants attached to convertible preferred shares. These warrants are exercisable, in part or full, at any time from February 24, 2006 to expiration time, February 24, 2011. The number of shares to be received upon exercise of the warrant is determined by multiplying the total number shares with respect to which this Warrant is then being exercised with the percentage difference between the last reported sales and exercise price of the stock. The exercise price is further adjusted considering the amount of EBITDA similar to the conversion price.

Common stock

At March 31, 2006, the Company had 9,967,000 shares of common stock, shares were $.0001 par value, outstanding.

During the three months ended June 30, 2006, the Company granted 126,000 shares of common stock to employees as compensation for services. The vested shares were valued at $.18 per share. The employees’ rights to the shares vested immediately as to 42,000 shares and they vest in installments as to the remaining shares.

NOTE 11. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effects to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted per share for the three-month periods ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005

Net income (loss)	$(75,428)	$128,127
Basic-weighted average shares outstanding	9,991,462	8,089,000
Effect of dilutive potential securities	N/A	N/A
Diluted- weighted average shares outstanding	N/A	N/A
Basic EPS	$(.01)	$.02
Diluted EPS	N/A	N/A

The assumed exercise of outstanding stock options and the conversion of preferred shares have been excluded from the calculations of loss per share as their effect is antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this prospectus. This quarterly report of Techprecision Corporation on Form 10-QSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under “Risk Factors” in our Form 10-KSB annual report for the year ended March 31, 2006 and those described in any other filings which we make with the SEC, as well as the disclosure contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-KSB for the year ended March 31, 2006 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We operate in one distinct business - fabrication, precision machining and engineering of metal products up to 100 tons. Most of the products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally from the nuclear, aerospace, commercial and defense industries, including national laboratories. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

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

Ranor, together with its predecessor, has been in business since 1956, and was sold by its founders in 1999 to Critical Components Corporation, a subsidiary of Standard Automotive Corporation. From June 1999 until August 2002, Ranor’s predecessor, who was also named Ranor, was operated by Critical Components Corporation. In December 2001, Standard Automotive Corporation, the parent of Critical Components, filed for protection under the Bankruptcy Code and operated under Chapter 11 until on or about the quarter ended June 30, 2002. In 2002, a corporation known as Rbran Acquisition, Inc., which subsequently changed its name to Ranor, Inc., acquired the assets of Ranor’s predecessor from the bankruptcy estate. In connection with the purchase of the assets, Ranor filed for protection under the Bankruptcy Code. As a result of the bankruptcy, some customers of Ranor were hesitant to continue to use Ranor’s services. In recent years, as both the market for our services has improved and we demonstrated to our customers that we have both the financial and manufacturing ability to meet their specifications and time requirements, we have seen a general improvement in our business, although not necessarily on a quarter-to-quarter basis.

In recent years, the capital goods market experienced a slow down due to both the industry over-build of product in the late 1990’s and the events of September 11, 2001. As noted in the preceding paragraph, the development of our business was further affected by the bankruptcy of Standard. However, over the last several years, and based on recent project inquiries, recent projects awarded and current customer demands for our services, we believe the market has rebounded and that we are finding increased acceptance of our services.

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the quarter ended June 30, 2006, two customers accounted for approximately 38% of our revenue. In the year ended March 31, 2006, two customers accounted for approximately 28% of our revenue. The two largest customers for the quarter ended June 30, 2006 were not 10% customers for the year ended March 31, 2006, and the two largest customers for the year ended March 31, 2006 were not 10% customers for the year ended March 31, 2005. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe that there is an increasing demand for our services and we see that demand increasing at least in the near term, notwithstanding the decline in revenue from the quarter ended June 30, 2005 to the quarter ended June 30, 2006.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. The products that we produce are generally for one or a limited number of units, and once we complete our work on a contract, we generally do not receive subsequent orders for the same product. We receive contracts both by negotiation and through bids. When we bid for a contract, we may not receive the contract award. Thus, there may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in the scope of a contract may impact the revenue we receive under the contract and the allocation of manpower. During the quarter ended June 30, 2006, we suffered a decline in revenue as a result of changes in the scope and timing of two contracts. On one contract, the scope of the work was affected by a partial termination of the contract resulting from design problems that were discovered after the delivery of the first unit of product. We anticipate that we will receive an order for these products after the product design is changed by the customer. On the second contract the customer delayed the project to make changes in the final drawing relating to the products being manufactured and there were delays in our receipt of raw materials supplied by the customer. We expect to recognize revenue from this project in a subsequent quarter of the current fiscal year.

Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

We lease our facilities from WM Realty Management LLC, which is an affiliated entity, to whom we sold the real property in February 2006. Because WM Realty Management is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty Management, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty Management’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.” Our financial condition, principally our working capital, is affected by the terms of WM Realty Management’s mortgage. WM Realty Management financed its purchase of the property with a six-month mortgage, which initially matured on August 1, 2006. WM Realty Management has obtained a one-month extension and the right to two additional one-month extensions. Since the mortgage obligation is a short-term liability of $3,200,000 at June 30, 2006 and $3,300,000 at March 31, 2006, our working capital is affected by this mortgage, even though we have no financial obligation under the mortgage, our only obligation being our lease obligations. As a result, we had a deficiency in working capital of $35,063 at June 30, 2006. We have been advised by WM Realty Management that it is seeking to replace its current mortgage with long-term financing. To the extent that WM Realty Management is successful in obtaining long-term financing, our working capital will improve.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2006 financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements.

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

Variable Interest Entity

We have consolidated a variable interest entity that entered into a sale and leaseback contract with us to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

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

Reverse Acquisition

On February 24, 2006, we acquired all of the capital stock of Ranor in a transaction which is accounted for as a reverse acquisition, with Ranor being treated as the acquiring company for accounting purposes and the transaction being treated as a recapitalization.  As a result, the costs of the acquisition are charged to capital. The results of operations and cash flow relating to periods prior to February 24, 2006 reflect the results of operations and cash flows of Ranor.

In connection with the reverse acquisition, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 5,600,000 shares of common stock at $.57 per share and 5,600,000 shares of commons stock at $.855 per share. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because our EBITDA for the year ended March 31, 2006 was less than $.04613 per share (computed as provided in the preferred stock purchase agreement), (i) the conversion price of the series A preferred stock reduced from $.285 to $.24225, a 15% reduction, with the result that the series A convertible preferred stock became convertible into 9,081,527 shares of common stock, and (ii) the exercise prices of the warrants were reduced by 15% -- from $.57 to $.4245 and from $.855 to $7.268. The conversion rate of the series A preferred stock and the exercise prices of the warrants are subject to further adjustment if the Company’s EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007, based on the percentage shortfall from $.08568 per share, up to a maximum reduction of 15%. The adjustment could result in an increase in the maximum number of shares of common stock being issued upon conversion of the series A preferred stock from 9,081,527 to 10,684,150 shares of common stock and a further reduction in the exercise price of the warrants from $.4845 to $.4118 and from $.7268 to $.6177 per share.

•
We purchased 928,000 shares of common stock from Capital Markets, which was then our principal stockholder, for $160,339 and we paid a debt due to Capital Markets of $39,661, which was paid from the proceeds of the sales of the series A preferred stock and warrants.

•
Pursuant to an agreement with Ranor Acquisition and its members, Ranor Acquisition assigned its obligations under the Ranor Agreement to us and we assumed the obligations of Ranor Acquisition under the Ranor Agreement and issued 7,997,000 shares of common stock.

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

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the three months ended June 30, 2006 and 2005 (dollars in thousands).

	Three Months Ended June 30,
	2006	2005
Net (loss)	(75)	128
Plus interest	183	280
Plus taxes	—	3
Plus depreciation and amortization	256	103
EBITDA	364	514

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123R as of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Prior to the reverse acquisition, we did not grant any options or equity-based incentives. To the extent that we grant such options or other equity-based incentives, the value thereof will be included as a general and administrative expense.

We expect that the adoption of the foregoing new statements will not have a significant impact on our financial statements.

Results of operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2006 and 2005, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
Net sales	$4,199	100.00%	$5,417	100.00%
Cost of sales	3,410	81.20%	4,504	83.10%
Gross Profit	789	18.78%	913	16.86%
Selling, general and administrative	681	16.22%	505	9.32%
Income (loss) from operations	108	2.56%	409	7.54%
Interest Expense	(183)	-4.36%	(280)	-5.17%
Other income (loss)	—	.00%	3	0.06%
Loss before income taxes	(75)	-1.80%	131	2.42%
Provision for income taxes	—	.00%	3	0.06%
Net loss	(75)	-1.80%	128	2.37%

Three Months Ended June 30, 2006 and 2005

Sales in the quarter ended June 30, 2006 decreased $1,218,308, or 29%, to $4,198,530, compared to $5,416,838 for the quarter ended June 30, 2005. This decrease in sales reflected changes in two contracts. In one contract, after the delivery of the initial product, the customer discovered problems resulting from the design of the product by the customer. As a result, the customer terminated the project until the product was redesigned. The impact of this termination was a $903,000 loss in revenue for the quarter, which represents the revenue which we would have recognized if we had delivered the units of product which had been scheduled for the quarter. Another customer delayed a project for five months in order to revise its drawing for the final phase of the project. In addition, the project required raw materials from the customer, and these materials were supplied late. The impact of this delay was $434,000 loss in revenue for the quarter, which we expect to recognize in a subsequent quarter.

Our cost of sales for the quarter ended June 30, 2006 decreased $1,093,681, to $3,410,005, a decrease of 32%, from $4,503,686 for quarter ended June 30, 2005. This decrease was greater than the decrease in sales, resulting in an improvement in the gross margin from 16.86% to 18.78%. In the quarter ended June 30, 2005, we carried more employees than we required under our then current contracts. We have reduced our staff, which has enabled us to operate more efficiently.

Selling, administrative and other expenses for quarter ended June 30, 2006 were $680,926, compared to $504,639 for quarter ended June 30, 2005, an increase of $176,287, or 26%. Significant components of selling, general and other expenses for June 30, 2006 include $265,542 of salaries and related payroll taxes, $31,871 of travel and entertainment expenses and $99,908 for legal and accounting fees, compared with $366,137 of salaries and related payroll taxes, $21,581 of travel and entertainment expenses and $68,432 for legal and accounting fees for quarter ended June 30, 2005. Amortization expenses for quarter ended June 30, 2006 were $150,477. The expenses relate to the current liability for the mortgage on the real estate on which our facilities are located. We did not incur any amortization expenses in the quarter ended June 30, 2006.

Interest expense for the quarter ended June 30, 2006 was $183,239 compared to $280,300 for the quarter ended June 30, 2005. The decrease in interest expense reflects a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. At June 30, 2006, our debt was $7,075,119, including the $3,200,000 mortgage debt of WM Realty Management.

As a result of the foregoing, our net loss for the quarter ended June 30, 2006 period was $75,428, or $.05 per share (basic and diluted), as compared to net income of $128,127, or $.14 per share (basic and diluted), for quarter ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had a deficiency in working capital of $35,063, as compared with working capital of $91,264 at March 31, 2006. Our cash position was $679,845 at June 30, 2006 and $676,553 at July 31, 2006. Our working capital reflects a $3,200,000 current liability representing the mortgage debt by WM Realty Management LLC under its mortgage. This mortgage was initially due on August 1, 2006, and WM Realty Management has obtained a one-month extension with the right to two additional one-month extensions. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty Management at our historical cost and record the liability as a current liability on our balance sheet. We understand that WM Realty Management is seeking to refinance the mortgage. If the mortgage is refinanced pursuant to a long-term mortgage, the long-term portion of the mortgage will be treated as a long-term liability which will result in an improvement in our working capital.

On February 2006, in connection with the reverse acquisition, the purchase price we paid was $9.25 million plus an amount equal to Ranor’s cash position in excess of $250,000, which was $813,000, less a closing adjustment of $54,000, less the principal and interest on notes held by Ranor’s preferred stockholders, which was paid at closing. We also used $240,000 of Ranor’s remaining cash as part of the amount due to the former stockholders/noteholders. These payments were made by Ranor, which reduced its cash balance to $10,000. We paid a total of $10,063,000 to pay the notes to the former Ranor stockholders, as well as the purchase price for the shares of preferred stock and common stock. Of this amount, $8,000,000 was paid on account of the principal of the notes and $975,000 on account of interest on the notes. We also deposited $925,000 as an escrow reserve for any potential liability that the sellers may have for breach of their representation and warranties. The total amount allocated to the capital stock was $163,000, of which $10,000 was paid to the stockholders and $153,000 was applied to the stockholder’s expenses. In addition, any money paid to the stockholders from the escrow will be allocated to purchase price of the preferred stock.

We financed the payments to the former Ranor stockholders and note holders, together with our closing costs, from the following sources:

•	$2,200,000 from the sale of series A preferred stock and warrants to Barron Partners, pursuant to a securities purchase agreement.

•	$500,000 from the sale of common stock to an investor pursuant to a subscription agreement.

•	$4,000,000 from a bank loan.

•	$3,000,000 from the sale of real estate to WM Realty Management, an affiliated party, which financed its purchase with a $3,300,000 mortgage loan.

•	$1,053,000 from Ranor’s cash balance on the closing date.

Although we incurred $4,000,000 in bank debt and, pursuant to FIN 46, the $3,200,000 in mortgage debt which is owed by a related party special purpose entity, the former debt to the related parties in the amount of approximately $10,000,000 was settled for payments totaling $8,975,000 of which $8,000,000 was principal and $975,500 was interest. In addition, interest of $222,944 to the former stockholders was cancelled. The cancellation is reflected as a credit to capital in excess of par value. The outstanding debt prior to the reverse acquisition included $2,000,000 of mandatory redeemable preferred stock which was reflected as debt at March 31, 2005.

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis and have a $1,000,000 revolving credit facility, requires Ranor to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, commencing June 30, 2006, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year. The note is payable in 28 quarterly installments of $142,847. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. The revolving note bears interest at prime plus 1½%. At March 31, 2006 and June 30, 2006, there were no borrowings under the revolving note. At June 30, 2006 the principal balance due on our term loan to Sovereign Bank was $3,857,119.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides that, for two years after the closing, which is the period ending February 24, 2008, we will not incur indebtedness equal to more than three times EBITDA for the preceding four quarters. The agreement also gives Barron Partners a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

For the quarter ended June 30, 2006, we had cash flow from operations of $450,952, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of $650,767. We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the quarter ended June 30, 2006 notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses, including $200,000 pursuant to a management agreement with Techprecision, as well as additional expenses which we are incurring as a public company. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

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

While we believe that the $1,000,000 revolving credit facility, which remained unused as of June 30, 2006, and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2007, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets.

Item 3. Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: August 16, 2006	s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: August 16, 2006	s/ Mary Desmond
Mary Desmond, Chief Financial Officer