Form 10KSB/A
period 2005-12-31
TECHPRECISION CORP
filed 2006-09-14
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

      State issuer's revenue for its most recent fiscal year: $14,269,982

      The aggregate market value of the registrant's common stock held by non-affiliates of the registrant is not determinable since there is no market for the common stock.

      There were 9,967,000 shares of the Company's common stock, $.0001 par value, outstanding as of March 31, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This annual report on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and exchange Commision on April 17, 2006. The changes are being made:
(i) on the cover page to change the information as to the value of shares held by non-affiliates; (ii) in Item 8A, and (iii) in the financial statements to reflect changes in the financial statements for the year ended Decemeber 31, 2005 that were made in amendment no. 2 to our registration statement on Form SB-2. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications form the Principal Executive Officer and the Principal Financial Officer.

We have not amended any other sections of the Form 10-KSB or updated the information contained herein for events occurring subsequent to April 17, 2006, the filing date of the original Form 10-KSB.

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

Item 8A. Controls and Procedures.

      As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Item 13. Exhibits.

      2.1  Stock purchase agreement(1)
      3.1  Certificate of incorporation(2)
      3.2  By-laws(2)
      3.3  Certificate of Designation for the Series A Convertible
           Preferred Stock(1)
      4.1 Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank(1)
      4.2  Guaranty from the Registrant to Sovereign Bank(1)
      4.3  Form of warrant issued to Barron Partners LP(1)
     10.1 Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP(1)
     10.2 Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP(1)
     10.3 Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC(1)
     10.4  Subscription Agreement dated February 24, 2006(1)
     10.5 Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4(1)
     10.6  Employment agreement between the Registrant and Stanley
           Youtt(1)
     10.7 Management agreement dated February 24, 2006, between Ranor and Techprecision LLC(1)
     10.8  Lease, dated February 24, 2006 between WM Realty Management,
           LLC and Ranor(1)
     10.9  2006 Long-term incentive plan(1)
     14.1  Code of  business conduct and ethics(3)
     21.1  List of Subsidiaries(3)

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

(3)   Previously filed.

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

                                            TECHPRECISION CORPORATION
                                                   (Registrant)

Dated:  September 13, 2006                /s/  James G. Reindl
                                        ----------------------------------------
                                        James G. Reindl, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

 /s/James G. Reindl*       Chairman of the board, chief       September 13, 2006
----------------------     executive officer and director
    James G. Reindl        (Principal Executive Officer)

 /s/Mary Desmond*          Chief financial officer            September 13, 2006
----------------------     (Principal Financial and
    Mary Desmond           Accounting Officer)

 /s/Stanley A. Youtt*      Director                           September 13, 2006
----------------------
    Stanley A. Youtt

                           Director                           September __, 2006
----------------------
    Michael Holly

 /s/Larry Steinbrueck*     Director                           September 13, 2006
----------------------
    Larry Steinbrueck

                           Director                           September __, 2006
----------------------
    Louis A. Winoski


*By /s/ James G. Reindl
    ------------------------                                  September 13, 2006
    James G. Reindl
    Attorney-in-Fact

                            TECHPRECISION CORPORATION
                               (formerly known as)
                          LOUNSBERRY HOLDINGS II, INC.

                                     -INDEX-


                                                                       Page(s)

Item 1.  Independent Auditors' Report                                        3

         Financial Statements

         Balance Sheet at December 31, 2005                                  4

         Statements of Operations for the Period from February
         10, 2005 (Inception) to December 31, 2005                           5

         Statement of Changes in Stockholders' Deficiency for
         the Period from February 10, 2005 (Inception) to
         December 31, 2005                                                   6

         Statement of Cash Flows for the Period from February
         10, 2005 (Inception) to December 31, 2005                           7

         Notes to Financial Statements                                    8-15


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


/s/Bloom and Company LLP
Hempstead, New York
April 17, 2006, except for Note 6 as to which the date is September 14, 2006.

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

(7) Restatement - The Company had recorded the number of shares used in per share calculation for 2005 as 9,959,000; the number was corrected to 8,089,000.

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


Bloom & Co., LLP
Hempstead, NY
February 14, 2006, except for Note 1 as to which the date is September 14, 2006.

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

RESTATEMENT

The Company had recorded the number of shares used in per share calculation for 2005 as 9,959,000; the number was corrected to 8,089,000 in the statement of operations and shareholders equity.

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