Form 10QSB
period 2006-09-30
TECHPRECISION CORP
filed 2006-11-16
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2006

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
Yes ☐ No ☒

As of October 31, 2006 there are 10,009,000 shares of the common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

Page
Part I. Financial Information

Item 1. Financial Statements
Unaudited balance sheet at September 30, 2006 and audited balance sheet at March 31, 2006	2
Unaudited statements of operations for the three months and six months ended September 30, 2006 and 2005	3
Unaudited statement of stockholders’ equity for the six months ended September 30, 2006	4
Unaudited statements of cash flows for the six months ended September 30, 2006 and 2005	5
Notes to financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	24

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEETS

		Audited
	SEPTEMBER 30,	MARCH 31,
	2006	2006
CURRENT ASSETS
Cash and cash equivalents	$472,670	$492,801
Restricted cash-indemnification obligation escrow	930,000	950,000
Accounts receivable, less allowance for doubtful accounts of $25,000 at September 30, 2006 and March 31, 2006	2,301,177	2,481,619
Other receivables	18,735	25,665
Costs incurred on uncompleted contracts,net of allowance for loss and progress billings	1,494,633	1,306,589
Inventories- raw materials	191,994	214,148
Prepaid expenses	217,386	386,475
Deferred loan costs, net	—	207,402

Total current assets	5,626,595	6,064,699

Property, plant and equipment, net	2,536,066	2,556,994
Other assets deferred loan cost, net	42,793	46,127
Total assets	$8,205,454	$8,667,820

CURRENT LIABILITIES
Accounts payable	$800,807	$691,054
Accrued expenses	386,212	561,848
Due to prior shareholders under escrow obligation	843,600	843,600
Current maturity of long-term debt	576,934	576,934
Mortgage payable	3,150,000	3,300,000

Total current liabilities	5,757,553	5,973,436

LONG-TERM DEBT
Notes payable- noncurrent	3,154,368	3,442,467

STOCKHOLDERS’ DEFICIT
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding at September 30, 2006 and March 31, 2006	2,150,000	2,150,000

Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and 9,967,000 issued and outstanding on September 30, 2006 and March 31, 2006, respectively.	1,002	997
Paid in capital	1,271,377	1,240,821
Accumulated deficit	(4,129,346)	(4,139,901)

Total stockholders’ deficit	(706,467)	(748,083)

	$8,205,454	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$3,716,741	$3,659,921	$7,915,271	$9,076,759

Cost of sales	2,842,462	3,314,953	6,252,467	7,818,639

Gross profit	874,279	344,968	1,662,804	1,258,120

Professional expense	41,100	20,123	152,158	50,145
Payroll and related costs	306,651	376,431	650,411	768,458
WM Realty related costs	126,724	0	288,775	0
Other selling, general and administrative	133,239	51,079	197,296	133,699

Total	607,714	447,633	1,288,640	952,302

Income (loss) from operations	266,565	(102,665)	374,164	305,848

Other income (expense)
Interest expense	(181,033)	(280,190)	(364,272)	(560,490)
Interest income	454	2,867	663	5,881

	(180,579)	(277,323)	(363,609)	(554,609)

Income (loss) before income taxes	85,986	(379,988)	10,555	(248,761)

Provision for income taxes	(21,000)	—	(2,500)	(3,100)
Tax Benefit	21,000	—	2,500	—

Net Income (loss)	$85,986	$(379,988)	$10,555	$(251,861)

Weighted average number of common stares outstanding	10,009,000	8,089,000	10,005,557	8,089,000

Weighted Average number of shares outstanding adjusted for dilutive securities	19,090,527	8,089,000	19,087,084	8,089,000

Net income (loss) per share (basic)	$.01	$(.05)	$.00	$(.03)
Net income (loss) per share (diluted)	$.01	$(.05)	$.00	$(.03)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THESIX MONTHS ENDED SEPTEMBER 30, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)		$(748,083)

Contributed capital						10,000	0		10,000
Shares issued for employee services				42,000	5	7,556			7,561
Grant of options to directors						13,500			13500
Net income for period							10,555		10,555
Balance September 30, 2006	11,220,000	7,719,250	$2,150,000	10,009,000	$1,002	$1,271,877	$ (4,129,346)	$	(706,467)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2006	2005

DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	10,555	(251,862)
Noncash items included in net loss:
Depreciation and amortization	418,823	206,546
Shares issued for services	7,561
Expense for equity-based incentives	13,500
Changes in assets and liabilities:
Accounts receivable	187,372	(676,365)
Inventory	22,154	(46,529)
Costs on uncompleted contracts	(188,044)	(58,297)
Prepaid expenses	169,089	(23,979)
Accounts payable and accrued expenses	(65,883)	(262,810)

Net cash provided by (used in) operating activities	575,127	(587,676)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(187,159)	(67,244)

Net cash used in investing activities	(187,159)	(67,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes	(288,099)	(2,270)
Payment of mortgage note	(150,000)	—
Contribution of capital	10,000	—

Net cash provided by (used in) financing activities	(428,099)	(2,270)

Net increase (decrease) in cash and cash equivalents	(40,131)	(657,190)

CASH AND CASH EQUIVALENTS, beginning of period	1,442,801	1,126,030

CASH AND CASH EQUIVALENTS, end of period	1,402,670	568,838

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six months ended September 30,
	2006	2005
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$189,302	$186,972
Income taxes	$39,088	$3,100

In the six-month period ended September 30, 2006, the Company issued 42,000 restricted shares to employees of the Company. The shares were valued at $.18 per share or $7,561. The valuation was based on a discount on the price paid per share by independent third parties. The issuance was part of an issuance of a total of 126,000 shares of common stock, and the remaining shares are subject to forfeiture and, therefore, are not treated as issued shares. On July 27, 2006 the Board of Directors amended the Company’s 2006 long-term incentive plan to increase the number of options granted to independent directors upon their initial election as directors. Pursuant to such plan, options to purchase 75,000 shares of common stock had been granted in March 2006 and options to purchase an additional 75,000 shares were granted on July 27, 2006, subject to stockholder approval of the plan, which has been obtained and which will become effective following the mailing of an information statement to the Company’s stockholders. The options were valued under the fair value recognition provisions of SFAS 123R. The fair value was calculated at $.09 per share, for total of $13,500 for the options to purchase a total of 150,000 shares. The weighted average grant date fair value of options granted during the six months ended September 30, 2006 were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25% expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is an estimate. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. We have a SPE, WM Realty Management LLC (“WM Realty”), that we have determined must be consolidated pursuant to FIN 46R. We have consolidated this VIE for the period ended September 30, 2006 and the most significant impact to our financial statements is to include the mortgage of $3.3 million as a liability, and to show the land and building at the value on the books of Ranor prior to the sale and to reflect the interest and other costs incurred by WM Realty.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employee.” SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2006 and March 31, 2006 property, plant and equipment consisted of the following:

	September 30, 2006	March 31, 2006

Land	$110,113	$110,113
Building and improvements	1,404,321	1,290,072
Machinery equipment, furniture and fixtures	2,682,619	2,609,698

	4,197,053	4,009,883

Less: accumulated depreciation	1,660,976	1,452,889

	$2,536,066	$2,556,994

Depreciation expense for the periods ended September, 2006 and 2005 were $208,086 and $ 206,546, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated VIE under Fin 46 R) are collateral for the $3,300,000 Mortgage Loan and other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 3. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method.

Contracts in process consisted of the following at September 30 and March 31:

	September 30, 2006	March 31, 2006
Costs incurred on uncompleted contracts, net of allowance for loss	$3,787,646	$2,889,650
Less: Advance billings and deposits	(2,292,983)	(1,583,061)

	$1,494,633	$1,306,589

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

All inventories are collateral for Sovereign Bank loan and constitute a part of the computation of the maximum loan amount under the agreement.

NOTE 4. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation, 5 months to 72 months. Amortization charged to operations in the six months ended September 30, 2006 and 2005 was $264,720 and $-0-, respectively. As of September 30, deferred charges were as follows:

	September 30, 2006	March 31, 2006
Deferred costs expiring in one year or less:
Deferred mortgage costs	$323,261	$265,943
Less: accumulated amortization	(323,261)	(58,541)

	$-0-	$207,402
Deferred costs expiring after one year:
Deferred loan costs	$46,852	$46,852
Accumulated amortization	( 4,059	(725)

	$42,793	$46,127

NOTE 5. LONG-TERM DEBT

The following debt obligations, outstanding on September 30 and March 31, 2006:

	September 30, 2006	March 31, 2006
Sovereign Bank- Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest.
Final payment due on March 1, 2013.	$3,714,286	$4,000,000

Automobile Loan
monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009.	17,016	19,401
	3,731,302	4,019,401
Principal payments due within one year	(576,934)	(576,934)

Principal payments due after one year	$3,154,368	$3,442,467

NOTE 6. RESTRICTED CASH - INDEMNIFICATION OBLIGATION ESCROW

In May 2004, the Company was requested to undertake a response and remedial action to cleanup environmental issues discovered during an onsite inspection by the Commonwealth of Massachusetts Office of Environmental Affairs. The Company signed a consent order in October 2004, paid a fine of $7,800 and proceeded to correct the deficiencies.

The stock purchase agreement pursuant to which the Company purchased the stock of Ranor provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed.  If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company’s sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor’s former stockholders.  The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties.  The Company has recorded an expense and a claim against the escrow account in the amount of $81,400. The claim is for the former stockholders’ breach of their representations and warranties relating to environmental matters.  The Company reflects the recovery of this amount on its March 31, 2006 and September 30, 2006 balance sheets as a reduction in the amount due to the former stockholders and an increase in additional paid in capital.  However, the claim has not been submitted to the escrow agent, and it is possible that the former Ranor stockholders may deny the claim, in which event the dispute is to be resolved by a mediation or arbitration as provided in the escrow agreement.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

In the fiscal year ended March 31, 2007, the Company constructed a shed to store scrap materials and make a claim for construction costs under the escrow agreement, based on a breach of the seller’s representations and warranties relating to environmental compliance. The purpose of the shed is to protect the surrounding soil from any seepage. The cost of constructing the shed was $114,620.

NOTE 7. RELATED PARTY TRANSACTIONS

Management Fees

Prior to February 24, 2006, Ranor entered into management agreements with four of its former stockholders which provided for compensation of $75,000, $75,000, $25,000 and $25,000 to them. With the consent of the former stockholders, no compensation was paid under these agreements and, in lieu of payment under these agreements, Ranor paid three of these former stockholders, who also served as officers of Ranor, a salary of $150,000 each. No compensation was paid to the fourth stockholder. On February 24, 2006, any obligations of Ranor to these former stockholders were terminated. Also on February 24, 2006, contemporaneously with the reverse acquisition, the Company entered into a new management and consulting agreement with Techprecision LLC, a limited liability company composed of three stockholders of the Company, including the Company’s chief executive officer. The Company pays compensation to Techprecision LLC at the annual rate of $200,000 pursuant to this agreement. The Agreement expires on March 31, 2009. During the term of the agreement, the manager shall serve as a consultant to the Company and each of its existing and future subsidiaries. The consultation will include assistance with the determination of the goals, general policies and direction of the Company and its subsidiaries, financings, manufacturing, sales, distribution and customer relations.

In addition to the $200,000 management fee, the manager shall be entitled to a performance bonus determined as follows; the compensation committee of the Board of Directors will set performance objectives for the fiscal year. If the performance objectives are attained or exceeded, the Company will pay the manager a performance bonus equal to two and one-half percent of the Company’s cash flow from operations for the fiscal year. In the event that the Company makes an acquisition or disposes of a business segment during a fiscal year, the performance objectives may be revised by the compensation committee to reflect such transaction.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty borrowed $3,300,000 to purchase from Ranor, Inc. its real property for $3,000,000 which was appraised on October 31, 2005 at $4,750,000, and WM Realty leased the building and a major portion of the land back to Ranor, Inc. The Company advanced $226,808 to pay closing costs and has a receivable of that amount from WM Realty. WM Realty was formed solely for this purpose; its partners are stockholders of the Company. The Company has considered WM Realty Management, LLC a special purpose entity as defined by FIN 46, and therefore has consolidated WM Realty operations into the Company.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The WM Realty mortgage bears interest at 11% that is paid monthly with principal of $25,000. The balance of $3,300,000 was due on August 1, 2006. Expenses of obtaining the mortgage were $192,455 and are being amortized over approximately a five-month period. In August 2006, WM Realty obtained a one-month extension and the right to extend the maturity date for one month with the right to extend for an additional two months.

On October 4, 2006 a new mortgage of $3.2 million was placed on the property and the existing mortgage of $3.1 million was paid off. The new mortgage is for ten years at 6.75% with monthly payments of principal and interest of $20,595. The authorization is based on a thirty-year payout

NOTE 8. LEASE

On February 24, 2006, Ranor, Inc. entered into a lease with WM Realty, a special purpose entity. The term of the lease is for a period of fifteen years commencing on February 24, 2006. For the six months ended September 30, 2006 rent expense paid by the Company was $219,000. This amount was eliminated in consolidation and the interest and depreciation, in the amount of $206,325, were expensed.

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

NOTE 9. CAPITAL STOCK

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The Investor or its affiliates is not be entitled to convert the Series A Preferred Stock into shares of Common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% (“4.9% Limitation”) of the then outstanding number of shares of Common stock. The agreement provides that this provision cannot be amended.

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

The preferred stockholders have the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that preferred stockholders may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Preferred Stock owned by the investor to the total of such shares.

No dividends are payable with respect to the Series A Preferred Stock and no dividends are payable on common stock while Series A Preferred Stock is outstanding. The common stock shall not be purchased by the Company while preferred stock is outstanding.

Upon any liquidation the Company is required to pay $.285 for each share of Series A Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Preferred Stock.

The Series A Preferred Stockholders do not have voting rights. However, the approval of the holders of 75% of the outstanding preferred shares is required to amend the certificate of incorporation, change the provisions of the preferred stock purchase agreement, to authorize additional Series A Preferred Shares in addition to the 9 million maximum authorized, or to authorize any class of stock that ranks senior with respect to voting rights, dividends or liquidations.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Stock warrants

On September 30, 2006 there were 11,220,000 warrants attached to convertible preferred shares. These warrants are exercisable, in part or full, at any time from February 24, 2006 to expiration time, February 24, 2011. The number of shares to be received upon exercise of the warrant is determined by multiplying the total number of shares with respect to which this Warrant is then being exercised with the percentage difference between the last reported sales and exercise price of the stock. The exercise price is further adjusted considering the amount of EBITDA similar to the conversion price.

Common stock

The Company had 10,009,000 shares of common stock, $.0001 par value, outstanding on September 30, 2006. As part of the reverse acquisition, 350,000 outstanding shares of Ranor were exchanged for 7,997,000 shares of Techprecision. Shares of Techprecision were sold or purchased, by the Company between $.25 and $.29 per share during the year ending March 31, 2006.

During the six months ended September 30, 2006, the Company granted 126,000 shares of common stock to employees as compensation for services. The vested shares were valued at $.18 per share, representing a discount for sale restriction, from the market price per share based on the $.285 conversion price of the series A preferred stock. The employees’ rights to the shares vested immediately as to 42,000 shares and they vest in installments as to the remaining shares.

2006 Long-Term Incentive Plan

On July 27, 2006, the board of directors approved an amendment to the 2006 Long-Term Incentive Plan which resulted in the grant to the independent directors of options to purchase an aggregate of 50,000 shares. Prior to the amendment, the number of shares subject to options granted to independent directors was 25,000 shares, which were granted to the present independent directors in March 2006. All options held by the board of directors have an exercise price of $.285 being the fair value per share of common stock. The grant of options to purchase 150,000 shares of common stock to the independent directors resulted in a charge to income during the six months ended September 30, 2006 of $13,500.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effects to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted per share for the six-month periods ended September 30, 2006 and 2005.

	Six months ended September 30,
	2006	2005

Net income (loss)	$10,555	$(248,761)
Basic-weighted average shares outstanding	10,005,557	8,089,000
Basic EPS	$.00	$(.03)
Effect of dilutive potential securities	9,081,527	-0-
Dilutive weighted average shares outstanding	19,090,527	8,089,000
Dilutive earnings per share	$.00	$(.03)

The assumed exercise of outstanding stock options has been excluded from the calculations of earnings per share for the six months ended September 30, 2006 as their effect is antidilutive.

NOTE 11. SUBSEQUENT EVENTS

In October 2006, WM Realty refinanced its mortgage with a ten-year mortgage loan in the principal amount of $3,200,000, with interest at 6.75%. The note provides for monthly payments of $20,954.94 for ten years, with the remaining principal due at maturity. The cost of refinancing, approximately $104,000, will be amortized over the term of the new loan.

WM Realty used the proceeds of the mortgage loan to pay its outstanding obligations under its prior mortgage and to pay the Company the money the Company advanced WM Realty at the time of its initial purchase of the real estate from the Company in February 2006. The amount advanced, $226,808, was offset by rent arrearages of $43,018, October rent of $36,500, a late payment fee of $625 and a tax escrow payment in the amount of $24,445, resulting in a net payment to the Company of $122,220.

On October 30, 2006, the stockholders approved (i) the adoption of the 2006 Long-Term Incentive Plan and (ii) an amendment to the Company’s certificate of incorporation to include the following provision:

“The terms and conditions of any rights, options and warrants approved by the Board of Directors may provide that any or all of such terms and conditions may not be waived or amended or may be waived or amended only with the consent of the holders of a designated percentage of a designated class or classes of capital stock of the Corporation (or a designated group or groups of holders within such class or classes, including but not limited to disinterested holders), and the applicable terms and conditions of any such rights, options or warrants so conditioned may not be waived or amended or may not be waived or amended absent such consent.”

The plan will become effective 20 days after an information statement relating to the 2006 plan and the amendment to the Company’s certificate of incorporation is mailed to the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. This quarterly report of Techprecision Corporation on Form 10-QSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under “Risk Factors” in our Form 10-KSB annual report for the year ended March 31, 2006 and those described in any other filings which we make with the SEC, as well as the disclosure contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-KSB for the year ended March 31, 2006 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We operate in one business segment - fabrication, precision machining and engineering of metal products up to 100 tons. Most of our products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally in industries associated with the nuclear, aerospace, military and defense, commercial and national laboratory industries. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

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

Ranor, together with its predecessor, has been in business since 1956. Ranor’s predecessor was sold by its founders in 1999 to Standard Automotive Corporation through its subsidiary Critical Components Corporation. From June 1999 until August 2002, Ranor’s predecessor, which was also named Ranor, was operated by Critical Components. In December 2001, Standard filed for protection under the Bankruptcy Code and Ranor’s predecessor operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard’s holdings were sold. In 2002, Ranor acquired the assets of its predecessor from the bankruptcy estate. See the discussion under “Reverse Acquisition.” As a result of the bankruptcy of Standard’s subsidiary, customers were initially reluctant to use our services. In recent years, as both the market for our services has improved and we demonstrated to our customers that we have both the financial and manufacturing ability to meet their specifications and time requirements, we have been able to improve both our revenue and our gross margin, although not necessarily on a quarter to quarter basis.

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

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the six months ended September 30, 2006, three customers accounted for approximately 42% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform, notwithstanding the decline in revenue from the six months ended September 30, 2005 to the six months ended September 30, 2006. We are changing the manner in which we treat potential business. Ranor and its predecessor had traditionally performed services on relatively low margins since the customers demanded more services without an increase in cost. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects we do not believe would generate an adequate gross margin. Thus, although our sales decreased from the six months ended September 30, 2006 from the comparable period of 2005, our gross margin increased from 10.5% to 16.1% and our income from operations increased from $306,000 to $388,000, notwithstanding the postponement of one contract during the six months ended September 30, 2006.

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

During the six months ended September 30, 2006, we suffered a decline in revenue as a result of changes in the scope and timing of one contract. Our revenue in the three months ended September 30, 2006 reflected the effects of a postponement of one contract from the first to the second quarter of the current fiscal year. The first postponement related to a contract we were performing for a large military contractor. During the initial phase of the program (after the first eight units had been delivered) the customer determined that the materials it had selected and provided to us were inadequate to accommodate its needs. The customer submitted a stop work order until it could determine their next steps. As a result, we experienced a delay of the program for approximately 2½ months until the customer selected materials more suitable for its needs. Once the new materials were selected, the customer re-started the program and we are now performing this work. As a result of this postponement, $903,000 of revenues that we anticipated we would recognize in the first quarter is expected to be recognized in subsequent quarters. In addition, we incurred the cost of carrying the employees and independent contractors that had been assigned to this project. The second contract related to services being performed for a national laboratory project that involved a large pressure vessel. As we were completing the initial phase of the project, the customer determined that it wanted to significantly enhance the product prior to our delivery of the original unit. This change resulted in a delay of the final billing until the work was completed. As a result, $462,000 of revenues that were anticipated during quarter ended June 30, 2006 was recognized in the quarter ending September 30, 2006. This project has been completed, accepted by the customer and final payment received. As a result, the postponement of this project did not affect revenue for the six-month period although the postponement affected revenues for both the first and second quarters of the current fiscal year.

Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs, which require the services we provide.

We lease our facilities from WM Realty which is an affiliated entity, to whom we sold the real property in February 2006. Because WM Realty is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty , under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.” Our financial condition, principally our working capital, is affected by the terms of WM Realty ’s mortgage. WM Realty initially financed its purchase of the property with a six-month mortgage, which initially matured on August 1, 2006 and was extended. Because of the terms of the mortgage, at June 30, 2006 and September 30, 2006, the mortgage loan was reflected as a short-term loan in the principal amount of the loan. As a result, we had a deficiency in working capital of $130,958 at September 30, 2006. Further, our financial statements for the six months ended September 30, 2006, also reflect approximately $57,418 in expenses relating to the extension of the old mortgage. In October 2006, the real estate was refinanced with a ten-year mortgage with interest at 6.75%. As a result, commencing with our December 31, 2006 balance sheet, our short-term liability with respect to this mortgage will reflect the only current amortization. The cost of refinancing, which was approximately $104,000, will be amortized over the term of the loan.

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

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services, and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

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

Income Taxes

Our fiscal year ends on March 31st. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2005, we had net operating loss carry-forwards approximating $3,470,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor will limit our ability to use the loss carry-forwards.

Reverse Acquisition

Our acquisition of Ranor in February 2006 is accounted for as a reverse acquisition, with Ranor being treated as the acquiring party for accounting purposes. The accounting rules for reverse acquisitions require that beginning with the date of the acquisition, February 24, 2006, our balance sheet includes the assets and liabilities of Ranor and our equity accounts were recapitalized to reflect the net equity of Ranor. In addition, our historical operating results will be the operating results of Ranor.

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the six and three months ended September 30, 2006 and 2005 (dollars in thousands).

	Six Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net gain(loss)	10	(249)	86	(380)
Plus interest (net)	364	560	181	280
Plus taxes	—	—
Plus depreciation and amortization	419	207	163	104
EBITDA	794	518	430	4

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123R as of the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Because our fiscal year at January 1, 2006 was the calendar year, we became subject to Statement 123R on January 1, 2006. Prior to the reverse acquisition, we did not grant any options or equity-based incentives. To the extent that we grant such options or other equity-based incentives, the value thereof is included as a general and administrative expense.

The adoption of the foregoing new statements did not have a significant impact on our financial statements through September 30, 2006, since we did not grant any options that would not be treated as an expense under FASB 123, prior to the revision. However, on an ongoing basis, to the extent that we grant options to employees, we will incur a compensation expense which will have the effect of increasing our administrative expenses and reducing our net income and EBITDA.

Results of operations

The following table sets forth information from our statements of operations for the six and three months ended September 30, 2006 and 2005, in dollars and as a percentage of revenue (dollars in thousands):

	(Dollars in thousands)
	Six Months Ended September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
Net sales	$7,915	100%	$9,077	100%	$3,717	100%	$3,660	100%
Cost of sales	6,252	79%	7,818	86%	2,842	76%	3,315	91%
Gross profit	1,663	21%	1,258	14%	874	24%	345	9%
Selling, general and administrative	1,288	16%	952	10%	608	16%	448	12%
Income (loss) from operations	375	5%	307	3%	267	7%	(103)	(3%)
Interest expense, net	(364)	5%	(555)	6%	(181)	5%	(277)	(8%)
Loss before income taxes	10	0%	(248)	-3%	86	2%	(380)	(10%)
Provision for income taxes	—	0%	3	0%	—	0%	—	0%
Net income (loss)	10	0%	(251)	-3%	86	2%	(380)	(10%)

Six Months Ended September 30, 2006 and 2005

Sales in the six months ended September 30, 2006 (the “September 2006 period”) decreased $1,162,000, or 13%, to $7,915,000, compared to $9,077,000 for the six months ended September 30, 2005 (the “September 2005 period”). This decrease in sales reflected changes in a major contract. After the delivery of the initial product, the customer discovered problems resulting from its design of the product. As a result, the customer postponed the project until the product was redesigned. As a result of the postponement, revenue which was anticipated to be recognized in the September 2006 period based on the initial production and delivery schedule, was not recognized in that period. We expect that it will be recognized over in the third and possibly the fourth quarters of the current fiscal year. Our revenue was also affected by our change of marketing focus. We are seeking more longer-term projects with a more predictable cost structure, and rejecting or not bidding on projects which we do not believe would generate an adequate gross margin.

Our cost of sales for the September 2006 period decreased $1,567,000, to $6,252,000, a decrease of 20.0%, from $7,819,000 for the September 2005 period. This decrease was greater than the decrease in sales, resulting in an improvement in the gross margin from 14% to 21%. In the September 2005 period, we carried more employees than we required under our then current contracts. We have reduced our staff, which has enabled us to operate more efficiently; however, in connection with one project that was postponed, we retained the project group even though there were periods during the September 2006 period when they were not utilized efficiently.

Selling, administrative and other expenses for the September 2006 period were $1,275,000, compared to $952,000 for the September 2005 period, an increase of $323,000, or 33.9%. The following table sets forth information as to the different components of selling, general and administrative expenses.

			Change
Category	September 2006 Period	September 2005 Period	Dollars	Percent
Payroll, including payroll taxes	$650,000	$768,000	$(118,000)	(15%)
Professional fees	152,000	50,000	102,000	204%
Costs relating to WM Realty	289,000	0	289,000	NA
Other selling, general and administrative	198,500	133,000	65,500	49%

The decrease in payroll expense resulted from a decrease in compensation for officers and sales staff. During the September 2005 period, our compensation to officers included compensation to former stockholders who were officers and whose services were no longer required by us. Our payroll expense for the six months ended September 30, 2006 includes payments of $100,000 under our management agreement with Techprecision. These expenses are included under payroll since the services performed are those that are performed by officers and other employees.

The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934,

WM Realty is a special purpose entity which is consolidated with us. Costs relating to WM Realty include debt service charges, amortization of closing costs and depreciation, and interest of $186,000 on WM Realty’s mortgage obligation.

Other selling, general and administrative expenses reflect sales development expenses, travel expenses relating to our management agreement with Techprecision, LLC, and officers and directors’ liability insurance, as well as $13,500 of expense of equity-based compensation relating to the grant of options to our independent directors. Since our rent is paid to WM Realty, our rent is not reflected as an expense.

Interest expense for the September 2006 period was $364,000 compared with $560,000 for the September 2005 period. The decrease in interest expense reflects both a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006 and a lower interest rate. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. At September 30, 2006, our debt was $6,880,000, including the $3,150,000 mortgage debt of WM Realty. The average interest rate was 10% for the September 2006 period as compared with 14% for the September 2005 period.

As a result of the foregoing, we generated net income for the September 2006 period of $10,000 or less than $.01 per share (basic and diluted), as compared to a net loss of $252,000, or $.03 per share (basic and diluted), for September 2005 period.

Three Months Ended September 30, 2006 and 2005

Sales in the three months ended September 30, 2006 (the “September 2006 quarter”) increased $57,000, or 2%, from $3,660,000 for the three months ended September 30, 2005 (the “September 2005 quarter”). This increase reflects revenue of $434,000 from a contract which was initially expected to be completed during the quarter ended June 30, 2006. Our revenue in the September 2006 quarter was also affected by the postponement of a contract described under “Six Months Ended September 30, 3006 and 2005.” Our revenue was also affected by our change of marketing focus. We are seeking more longer-term projects with a more predictable cost structure, and rejecting or not bidding on projects which we do not believe would generate an adequate gross margin.

Cost of goods sold for the September 2006 quarter were $2,842,000 as compared to $3,315,000 for the September 2005 period, a decrease of $473,000, or 14%. In the September 2005 quarter, we carried more employees than we required under our then current contracts. We have reduced our staff which has allowed us to operate more efficiently; however, in connection with one project that was postponed, we retained the project group even though there were periods during the September 2006 quarter when they were not utilized efficiently.

Selling, administrative and other expenses for the September 2006 quarter were $594,000, compared to $448,000 for the September 2005 period, an increase of $146,000, or 33%. The following table sets forth information as to the different components of selling, general and administrative expenses.

			Change
Category	September 2006 Quarter	September 2005 Quarter	Dollars	Percent
Payroll, including payroll taxes	$307,000	$376,000	$(69,000)	(18%)
Professional fees	41,000	20,000	21,000	105%
Costs relating to WM Realty	127,000	0	127,000	NA
Other selling, general and administrative	133,500	51,000	82,500	162%

The decrease in payroll expense resulted from a decrease in compensation for officers and sales staff. During the September 2005 period, our compensation to officers included compensation to former stockholders who were officers and whose services were no longer required by us.

The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934.

WM Realty is a special purpose entity, which is consolidated with us. Costs relating to WM Realty include debt service charges, amortization of closing costs and depreciation, and interest of $93,000 on WM Realty’s mortgage obligation.

Other selling, general and administrative expenses reflect sales development expenses, travel expenses and officers and directors’ liability insurance. Since our rent is paid to WM Realty, our rent is not reflected as an expense.

Interest expense for the September 2006 quarter was $181,000 as compared to $280,000 for the September 2005 quarter, a decrease of $99,000, or 35%. The decrease is a result of lower interest rates charged on the present outstanding debt of $6,881,302 as compared to the outstanding debt of $8,000,000 for the period of 2005 and up to the refinancing on February 24, 2006. The average interest rate was 10% for the September 2006 quarter as compared with 14% for the September 2005 quarter.

As a result of the foregoing, we generated net income for the September 2006 quarter of $99,000, or $.03 per share (basic), and $.01 per share (diluted), as compared to a net loss of $380,000, or $.05 per share (basic and diluted), for September 2005 period.

Liquidity and Capital Resources

At September 30, 2006, we had a deficiency in working capital of $131,000, as compared with working capital of $91,000 at March 31, 2006. Our cash position was $473,000 at September 30, 2006 and $449,600 at October 31, 2006. Our working capital reflects a $3,150,000 current liability representing the mortgage debt by WM Realty under its mortgage. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty at our historical cost and record the liability as a current liability on our balance sheet. In October 2006, WM Realty refinanced its real estate mortgage with a ten-year mortgage with interest at 6.75%. As a result, commencing with our December 31, 2006 balance sheet, our short term liability with respect to this mortgage will reflect the only current amortization. The cost of refinancing, which was approximately $104,000, will be amortized over the term of the loan. Further, WM Realty used the proceeds of the mortgage loan to pay us the money we advanced to WM Realty at the time of its initial purchase of the real estate from us in February 2006. The amount advanced, $226,808, was offset by rent arrearages of $43,018, October rent of $36,500, a late payment fee of $625 and a tax escrow payment in the amount of $24,445, resulting in a net payment to the Company of $122,220.

Although we incurred $4,000,000 in bank debt and, pursuant to FIN 46, the $3,200,000 in mortgage debt which is owed by a related party special purpose entity, the former debt to the related parties in the amount of approximately $10,000,000 was settled for payments totaling $8,975,000 of which $8,000,000 was principal and $975,500 was interest. In addition, interest of $222,944 due to the former stockholders was cancelled. The cancellation is reflected as a credit to capital in excess of par value. The outstanding debt prior to the reverse acquisition included $2,000,000 of mandatory redeemable preferred stock which was reflected as debt at March 31, 2005.

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

The term note is due on March 1, 2013, and is payable in 28 quarterly installments of $142,847. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At September 30, 2006 the principal balance due on our term loan to Sovereign Bank was $3,714,000.

The revolving note bears interest at prime plus 1½%. We may borrow, subject to the borrowing formula at any time prior to June 30, 2007. Any advances under the revolving note become due on June 30, 2007. The maximum borrowing under the revolving note is the lesser of (i) $1,000,000 or (ii) the sum of 70% of eligible accounts and 40% of eligible inventory. At September 30, 2006, the maximum available under the borrowing formula was $1,000,000. At September 30, 2006 and October 31, 2006, there were no borrowings under the revolving note.

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

For the September 2006 period, we had cash flow from operations of $575,000, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of $679,000. We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the September 2006 period notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses resulting from being a public company and we pay annual compensation of $200,000 pursuant to a management agreement with Techprecision. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

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

While we believe that the $1,000,000 revolving credit facility, which remained unused as of September 30, 2006 and October 31, 2006, and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2007, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

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

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

TECHPRECISION CORPORATION (Registrant)

Dated: November 15, 2006	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: November 15, 2006	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer