Form 10QSB
period 2006-12-31
TECHPRECISION CORP
filed 2007-02-14
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

December 31, 2006

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

Index

Page
Part I. Financial Information

Item 1. Financial Statements
Unaudited balance sheet at December 31, 2006 and audited balance sheet at March 31, 2006	2
Unaudited statements of operations for the three months and nine months ended December 31, 2006 and 2005	3
Unaudited statement of stockholders’ equity for the nine months ended December 31, 2006	4
Unaudited statements of cash flows for the nine months ended December 31, 2006 and 2005	5
Notes to financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Controls and Procedures	27

Part II. Other Information

Item 6. Exhibits	27

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEETS

		Audited
	December 31,	MARCH 31,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$797,760	$492,801
Restricted cash-indemnification obligation escrow	925,000	950,000
Mortgage escrow	4,073	—
Accounts receivable, less allowance for doubtful
Accounts of $25,000 at December 31, 2006 and March 31, 2006	3,062,427	2,481,619
Other receivables	17,744	25,665
Costs incurred on uncompleted contracts,
Net of allowance for loss and progress billings	1,040,461	1,306,589
Inventories- raw materials	176,806	214,148
Prepaid expenses	281,993	386,475
Deferred loan costs, net	101,850	207,402

Total current assets	6,408,114	6,064,699

Property, plant and equipment, net	2,481,750	2,556,994
Other assets deferred loan cost, net	41,125	46,127
Total assets	$8,930,989	$8,667,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,187,335	$691,054
Accrued expenses	365,756	561,848
Due to prior shareholders under escrow obligation	843,600	843,600
Current maturity of long-term debt	610,622	576,934
Loan from stockholder	90,000
Mortgage payable	—	3,300,000

Total current liabilities	3,097,313	5,973,436

Long-Term Debt
Notes payable- noncurrent	6,173,174	3,442,467

Stockholders’ Deficit

Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with
7,719,250 shares issued and outstanding at December 31, 2006 and
March 31, 2006	2,150,000	2,150,000
Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and
9,967,000 issued and outstanding on December 31, 2006 and March 31, 2006, respectively.	1,002	997
Paid in capital	1,351,127	1,240,821
Accumulated deficit	(3,841,627)	(4,139,901)

Total stockholders’ deficit	(339,498)	(748,083)

	$8,930,989	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net sales	$5,533,541	$4,636,980	$13,448,811	$13,713,739

Cost of sales	4,534,415	3,986,124	10,786,882	11,804,763

Gross profit	999,125	650,857	2,661,929	1,908,977

Professional expense	198,633	15,299	350,791	65,444
Payroll and related costs	333,021	341,242	983,432	1,109,700
Other selling, general and administrative	36,342	115,862	309,667	249,561

Total	567,997	472,403	1,643,890	1,424,705

Income from operations	431,128	178,454	1,018,038	484,272

Other income (expense)
Interest expense	(141,991)	(280,359)	(506,263)	(840,849)
Finance costs	(1,939)	—	(214,686)	—
Interest income	523	2,826	1,186	8,707

	(143,407)	(277,533)	(719,763)	(832,142)

Income (loss) before income taxes	287,721	(99,109)	298,276	(347,870)

Provision for income taxes	(100,702)	—	(104,397)	—
Tax Benefit	100,702	—	104,397	—

Net Income (loss)	$287,721	$(99,109)	$298,276	$(347,870)

Weighted average number of shares of common stock outstanding (basic)	10,009,000	8,089,000	10,005,557	8,089,000

Weighted Average number of shares of common stock outstanding (diluted)	19,090,527	8,089,000	19,087,084	8,089,000

Net income (loss) per share (basic)	$.01	$(.05)	$.00	$(.03)
Net income per share (diluted)	$.01	$(.05)	$.00	$(.03)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)		$(748,083)

Contributed capital	—	—	—	—	—	89,250	0		89,250
Shares issued for employee services	—	—	—	42,000	5	7,556	—		7,561
Grant of options to directors	—	—	—	—	—	13,500	—		13500

Net income for period	—	—	—	—	—	—	298,276		10,555
Balance December 31, 2006	11,220,000	7,719,250	$2,150,000	10,009,000	$1,002	$1,351,127	$ (3,841,625)	$	(339,496)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	298,276	(347,870)
Noncash items included in net loss:
Depreciation	305,800	310,097
Amortization of deferred loan costs	214,686
Shares issued for services	7,551
Expense for equity-based incentives	13,500
Changes in assets and liabilities:
Accounts receivable	(584,881)	(1,399,850)
Other receivables	7,921
Inventory	37,342	(609,610)
Costs on uncompleted contracts	266,128	373,828
Prepaid expenses	104,482	(25,539)
Accounts payable and accrued expenses	300,187	1,334,979

Net cash provided by (used in) operating activities	970,992	(363,965)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(230,558)	(79,731)

Net cash used in investing activities	(230,558)	(79,731)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment on notes	(3,735,603)	(4,384)
Issuance of notes	3,200,000
Contribution of capital	89,260
Cash from restricted fund	25,000
Cost of issuance new	(104,132)
Loans from stockholder	90,000

Net cash provided by (used in) financing activities	(435,476)	(4,384)

Net increase (decrease) in cash and cash equivalents	304,959	(448,080)

CASH AND CASH EQUIVALENTS, beginning of period	492,801	1,226,000

CASH AND CASH EQUIVALENTS, end of period	797,760	777,920

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine months ended December 31,
	2006	2005

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$506,263	$—
Income taxes	$—	$3,100

In the nine-month period ended December 31, 2006, the Company issued 42,000 restricted shares to employees of the Company. The shares were valued at $.18 per share or $7,561. The valuation was based on a discount on the price paid per share by independent third parties. The issuance was part of an issuance of a total of 126,000 shares of common stock, and the remaining shares are subject to forfeiture and, therefore, are not treated as issued shares. On July 27, 2006 the Board of Directors amended the Company’s 2006 long-term incentive plan to increase the number of options granted to independent directors upon their initial election as directors. Pursuant to such plan, options to purchase 75,000 shares of common stock had been granted in March 2006 and options to purchase an additional 75,000 shares were granted on July 27, 2006, subject to stockholder approval of the plan, which has been obtained and which will become effective following the mailing of an information statement to the Company’s stockholders. The options were valued under the fair value recognition provisions of SFAS 123R. The fair value was calculated at $.09 per share, for total of $13,500 for the options to purchase a total of 150,000 shares. The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25% expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is an estimate. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. We have a SPE, WM Realty Management LLC (“WM Realty”), that we have determined must be consolidated pursuant to FIN 46R. We have consolidated this VIE for the period ended December 31, 2006 and the most significant impact to our financial statements is to include the mortgage of $3.2 million as a liability, and to show the land and building at the value on the books of Ranor prior to the sale and to reflect the interest and other costs incurred by WM Realty.

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

New Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3". The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after December 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after December 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement is fiscal 2007 will have material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2006 and March 31, 2006 property, plant and equipment consisted of the following:

	2006	2005

Land	$110,113	$110,113
Building and improvements	1,282,120	1,290,072
Machinery equipment, furniture and fixtures	2,848,208	2,609,698

	4,240,441	4,009,883
Less: accumulated depreciation	(1,758,689)	(1,452,889)

	$2,481,752	$2,556,994

Depreciation expense for the nine months ended December 31, 2006 and 2005 were $305,800 and $310,097, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated VIE under Fin 46 R) are collateral for the $3,200,000 mortgage loan, and the Company’s other fixed assets of the Company together with its personal property, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method.

Contracts in process consisted of the following at December 31 and March 31:

	December 31, 2006	March 31, 2006

Costs incurred on uncompleted contracts, net of allowance for loss	$4,536,851	$2,889,650
Less: Advance billings and deposits	(3,496,390)	(1,583,061)

	$1,040,461	$1,306,589

All inventories are collateral for Sovereign Bank loan and constitute a part of the computation of the maximum loan amount under the agreement.

NOTE 5. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation, 72 to 120 months. Amortization charged to operations in the nine months ended December 31, 2006 and 2005 were $214,686 and $-0-, respectively. As of December 31, deferred charges were as follows:

	December 31, 2006	March 31, 2006
Deferred costs expiring in one year or less:
Deferred mortgage costs	$103,577	$265,943
Less: accumulated amortization	(1,726)	(58,541)

	$101,851	$207,402
Deferred costs expiring after one year:
Deferred loan costs	$46,852	$46,852
Accumulated amortization	(5,727)	(725)

	$41,125	$46,127

NOTE 6. LONG-TERM DEBT

The following debt obligations, outstanding on December 31 and March 31, 2006:

	December 31, 2006	March 31, 2006
Sovereign Bank- Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest final payment due on March 1, 2013.	$3,571,429	$4,000,000
Amalgamated Bank, Mortgage loan	3,197,295
Automobile loan, monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009.	15,073	19,401

	6,783,796	4,019,401
Principal payments due within one year	(610,622)	(576,934)

Principal payments due after one year	$6,173,174	$3,442,467

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

The stock purchase agreement pursuant to which the Company purchased the stock of Ranor provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed.  If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company’s sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor’s former stockholders.  The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties.  The Company has recorded an expense and a claim against the escrow account in the amount of $81,400. The claim is for the former stockholders’ breach of their representations and warranties relating to environmental matters.  The Company reflects the recovery of this amount on its March 31, 2006 and December 31, 2006 balance sheets as a reduction in the amount due to the former stockholders and an increase in additional paid in capital.  A claim has been submitted to the escrow agent.

In the fiscal year ended March 31, 2007, the Company constructed a shed to store scrap materials and has made a claim for construction costs under the escrow agreement, based on a breach of the seller’s representations and warranties relating to environmental compliance. The purpose of the shed is to protect the surrounding soil from any seepage. The cost of constructing the shed was $114,620.

NOTE 8. RELATED PARTY TRANSACTIONS

Management Fees

Prior to February 24, 2006, Ranor entered into management agreements with four of its former stockholders which provided for compensation of $75,000, $75,000, $25,000 and $25,000 to them. With the consent of the former stockholders, no compensation was paid under these agreements and, in lieu of payment under these agreements; Ranor paid three of these former stockholders, who also served as officers of Ranor, a salary of $150,000 each. No compensation was paid to the fourth stockholder. On February 24, 2006, any obligations of Ranor to these former stockholders were terminated. Also on February 24, 2006, contemporaneously with the reverse acquisition, the Company entered into a new management and consulting agreement with Techprecision LLC, a limited liability company composed of three stockholders of the Company, including the Company’s chief executive officer. The Company pays compensation to Techprecision LLC at the annual rate of $200,000 pursuant to this agreement. The Agreement expires on March 31, 2009. During the term of the agreement, the manager shall serve as a consultant to the Company and each of its existing and future subsidiaries. The consultation will include assistance with the determination of the goals, general policies and direction of the Company and its subsidiaries, financings, manufacturing, sales, distribution and customer relations.

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

Sale of Real Property to Related Party

On February 24, 2006, WM Realty borrowed $3,300,000 to purchase from Ranor, Inc. its real property for $3,000,000 which was appraised on October 31, 2005 at $4,750,000, and WM Realty leased the building and a major portion of the land back to Ranor, Inc. The Company advanced $226,808 to pay closing costs, which was paid at the time of the refinancing in October 2006. WM Realty was formed solely for the purpose of purchasing the real property from Ranor, and its partners are stockholders of the Company. The Company has considered WM Realty Management, LLC a special purpose entity as defined by FIN 46, and therefore has consolidated WM Realty operations into the Company.

At the time of the purchase or the real estate, WM Realty borrowed $3,300,000 and issued its mortgage note due August 1, 2006. The note bore interest at 11% and provided for monthly principal payments of $25,000. Expenses of obtaining the mortgage were $192,455 were amortized over approximately a five-month period. In August 2006, WM Realty obtained a one-month extension and the right to extend the maturity date for one month with the right to extend for an additional two months.

On October 4, 2006, WM Realty refinanced the real estate and borrowed $3.2 million. The proceeds were used to pay the existing mortgage of $3.1 million and closing costs. The new mortgage loan is for ten years at 6.75% with monthly payments of principal and interest of $20,595. The authorization is based on a thirty-year payout.

Pursuant to the agreement with the new lender, WM Realty maintains a tax escrow with the mortgagee. This escrow, which was $4,073 at December 31, 2006, is reflected on the balance sheet as “Mortgage escrow.”

Loan from Stockholder

The loan from stockholder represents a loan by Andrew Levy, who owns a 60% interest in WM Realty, to WM Realty, and is reflected on our balance sheet as a result of the consolidation of WM Realty with the Company. The loan of $105,000 made in October 2006, and $15,000 was repaid during the quarter ended December 31, 2006. The remaining $90,000 is payable in monthly installments of $10,000 on the first day of each month commencing January 1, 2007 for nine months. Interest at the rate of 8% per annum is payable at the end of the loan.

NOTE 9. LEASE

On February 24, 2006, Ranor, Inc. entered into a lease with WM Realty, a special purpose entity and related party. The term of the lease is for a period of fifteen years commencing on February 24, 2006. For the nine months ended December 31, 2006 rent expense paid by the Company was $343,165. This amount was eliminated in consolidation and the interest and depreciation, in the amount of $251,597, were expensed.

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

NOTE 10. CAPITAL STOCK

Preferred stock

On February 24, 2006, Barron Partners LP purchased 7,719,250 shares of series A preferred stock, par value $0.0001 per share for $2,150,000, net of a $50,000 due diligence fee payable to Barron Partners. Initially, Series A Preferred Stock is convertible into common stock at a conversion rate of one share of Common Stock, for each share of Series A Preferred Stock. In addition, pursuant to the preferred stock purchase agreement, the Company issued to Barron Partners common stock purchase warrants to purchase up to 5,610,000 of common stock at $0.57 per share and 5,610,000 shares of common stock at $0.855 per share.

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

EBITDA per share is earnings from recurring operation before any charges relating to the transactions involved in February 24, 2006 agreement and any other non recurring items, including warrants, but excluding options or stock grants issued to management and key employee. The per share figures are computed on a fully-diluted basis. Fully diluted EBITDA is based on the number of outstanding shares of common stock plus all shares of common stock issuable upon conversion of all outstanding convertible securities and upon exercise of all outstanding warrants, options and rights, regardless of whether (i) such shares would be included in determining diluted earnings per share and (ii) such convertible securities are subject to a restriction or limitation on exercise. Thus, for purpose of determining fully-diluted EBITDA per Share, the 4.9% limitation shall be disregarded. In determining the EBITDA any shares of common stock issuable as a result of an adjustment to the conversion prices will be excluded.

The holders of the series A preferred stock and their affiliates are not be entitled to convert the series A preferred stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% (“4.9% Limitation”) of the then outstanding number of shares of common stock. The agreement, as well as the certificate of designation relating to the series A preferred stock and the warrants, provide that this provision cannot be amended.

The Company agreed not to issue any additional preferred stock until the earlier of (a) three years from the closing or (b) the date that the Investor transfers and/or converts not less than 90% of the shares of preferred stock and sells the underlying shares of common stock and for two years after closing not to enter into any new borrowing of more than three times the sum of the earnings before interest, tax, depreciation and amortization (EBITDA) from recurring operations over the trailing four quarters.

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

No dividends are payable with respect to the series A preferred stock and no dividends are payable on common stock while series A preferred stock is outstanding. The Company is also prohibited from purchasing its common stock while preferred stock is outstanding.

Upon any liquidation the Company is required to pay a liquidated preference of $.285 for each share of series A preferred stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the series A preferred stock.

The series A preferred stockholders do not have voting rights. However, the approval of the holders of 75% of the outstanding shares of series A preferred stock is required to amend the certificate of incorporation, change the provisions of the certificate of designation relating to the series A preferred stock, authorize additional shares of series A preferred stock in addition to the 9 million presently authorized, or to authorize any class of stock that ranks senior with respect to voting rights, dividends or liquidations.

Common stock purchase warrants

On December 31, 2006 there were outstanding warrants to purchase 11,220,000 shares of common stock, which are held by the holder of the series A preferred stock. These warrants are exercisable, in part or full, at any time from February 24, 2006 to expiration time, February 24, 2011. Warrants to purchase 5,610,000 shares have an exercise price of $.4845 and warrants to purchase the remaining 5,610,000 shares have an exercise price of $.7368. The exercise price may be reduced by up to 15% if the Company does not have fully diluted EBITDA of $.08568 per share for the year ending March 31, 2006. Any reduction in the exercise price of the warrants will not affect the number of shares issuable upon exercise of the warrants. The exercise price of the warrants is also subject to reduction in the event that the Company issues, with certain limited exceptions, common stock at a price or convertible securities with an exercise or conversion price which is less than the exercise price of the warrants.

Common stock

The Company had 10,009,000 shares of common stock, $.0001 par value, outstanding on December 31, 2006.

During the nine months ended December 31, 2006, the Company granted 126,000 shares of common stock to employees as compensation for services. The vested shares were valued at $.18 per share, representing a discount for sale restriction, from the market price per share based on the $.285 conversion price of the series A preferred stock. The employees’ rights to the shares vested immediately as to 42,000 shares and they vest in installments as to the remaining shares.

2006 Long-Term Incentive Plan

On July 27, 2006, the board of directors approved an amendment to the 2006 Long-Term Incentive Plan which resulted in the grant to the independent directors of options to purchase an aggregate of 50,000 shares. Prior to the amendment, the number of shares subject to options granted to independent directors were 25,000 shares, which were granted to the present independent directors in March 2006. All options held by the board of directors have an exercise price of $.285 being the fair value per share of common stock. The grant of options to purchase 150,000 shares of common stock to the independent directors resulted in a charge to income during the nine months ended December 31, 2006 of $13,500.

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

The plan will become effective 20 days after an information statement relating to the 2006 plan and the amendment to the Company’s certificate of incorporation is mailed to the Company’s stockholders. The information statement was mailed to stockholders on January 24, 2007.

NOTE 11. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effects to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted per share for the nine-month periods ended December 31, 2006 and 2005.

	Nine months ended December 31,
	2006	2005

Net income (loss)	$298,276	$(248,761)
Basic-weighted average shares outstanding	10,005,557	8,089,000
Basic EPS	$.01	$(.03)
Effect of dilutive potential securities	9,081,527	-0-
Dilutive weighted average shares outstanding	19,090,527	8,089,000
Dilutive earnings per share	$.01	$(.03)

The assumed exercise of outstanding stock options has been excluded from the calculations of earnings per share for the nine months ended December 31, 2006 as their effect is antidilutive.

NOTE 12. SUBSEQUENT EVENTS

In February 2007, the Company entered into an agreement with Sovereign Bank which will (i) reduce the interest rate on our revolving credit line from prime plus 1½% to prime plus 1% and (ii) provide for the Company to borrow up to $500,000 at prime plus 1% in order to financing capital expenditures. Under this capital expenditures facility, the Company may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing February 1, 2008.

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, the Company made a payment of $16,667 on or about January 15, 2007 and the Company agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007.

As a result of the termination of the management agreement, the Company’s chief executive officer is no longer receiving compensation through Techprecision LLC, and the Company is paying him a salary of $160,000 per annum.

Pursuant to the stock purchase agreement dated August 17, 2005, by which the Company acquired the stock of Ranor, Inc., the Company placed $925,000 of the purchase price payable to Ranor’s two principal stockholders (the “sellers”) in an escrow account to secure the sellers’ liabilities for any breach of their representations and warranties under the stock purchase agreement. In January 2007, the Company made a claim under the escrow agreement for damages resulting from breaches of the sellers’ representations and warranties under the stock purchase agreement. On February 13, 2007, the Company entered into a settlement agreement with the sellers pursuant to which $500,000 of the escrow account is to be paid to the Company, the balance of the escrow account is to be paid to the sellers and the Company and the sellers exchanged general releases.

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

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the nine months ended December 31, 2006, three customers accounted for approximately 40% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform, notwithstanding the decline in revenue from the nine months ended December 31, 2005 to the nine months ended December 31, 2006. We are changing the manner in which we treat potential business. Ranor and its predecessor had traditionally performed services on relatively low margins since the customers demanded more services without an increase in cost. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects we do not believe would generate an adequate gross margin. Thus, although our sales decreased from the nine months ended December 31, 2006 from the comparable period of 2005, our gross margin increased from 14.% to 19.8% and our income from operations increased from $484,000 to $1,018,000.

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

We lease our facilities from WM Realty which is an affiliated entity, to whom we sold the real property in February 2006. Because WM Realty is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.”.

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

Income Taxes

Our fiscal year ends on March 31. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2005, we had net operating loss carry-forwards approximating $3,470,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor limits our ability to use the loss carry-forwards.

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

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the nine and three months ended December 31, 2006 and 2005 (dollars in thousands).

	Nine Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005

Net gain(loss)	$298	$(347)	$287	$(99)
Plus interest (net)	506	841	142	281
Plus taxes	—	—	—	—
Plus depreciation and amortization	521	310	100	103

EBITDA	$1,325	$804	$529	$285

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

The adoption of the foregoing new statements did not have a significant impact on our financial statements through December 31, 2006, since we did not grant any options that would not be treated as an expense under FASB 123, prior to the revision. However, on an ongoing basis, to the extent that we grant options to employees, we will incur a compensation expense which will have the effect of increasing our administrative expenses and reducing our net income and EBITDA.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3". The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after December 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after December 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement is fiscal 2007 will have material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

Results of operations

Nine Months Ended December 31, 2006 and 2005

The amounts and percentages of changes in revenues and expenses and percentage of each expense to total revenues, for the nine months ended December 31, 2006 as compared to 2005 are presented in the following table:

	Nine Months Ended December 31,				Increase (Decrease)
	2006		2005		2006 Compared to 2005
		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	Percentage

Net sales	$13,448,811	100%	$13,713,739	100%	$(264,928)	-2%
Cost of sales	10,786,882	80%	11,804,763	86%	(1,017,881)	-9%

Gross profit	2,661,929	20%	1,908,977	14%	752,952	39%
		0%		0%
Professional expense	350,791	3%	65,444	0%	285,347	436%
Payroll and related costs	983,432	7%	1,109,700	8%	(126,268)	-11%
Other general and administrative	309,667	2%	249,561	2%	60,106	24%

Total operating expenses	1,643,890	12%	1,424,705	10%	219,185	15%

Income (loss) from operations	1,018,038	8%	484,272	4%	533,766	110%

Other income (Expenses)
Interest expense	(506,263)	-4%	(840,849)	-6%	334,586
Finance costs	(214,686)	-2%		0%	(214,686)
Interest income	1,186	0%	8,707	0%	(7,521)	-86%

	(719,763)	-5%	(832,142)	-6%	112,379	-14%

Income (loss) before income taxes	$298,276	2%	$(347,870)	-3%	$646,146	-186%

Sales in the nine months ended December 31, 2006 (the “December 2006 period”) decreased $264,928 , or 2%, to $13,448,811, compared to $13,713,739 for the nine months ended December 31, 2005 (the “December 2005 period”). This decrease in sales reflected changes in our strategy of selling only the most cost efficient products. As a consequence of this strategy, our cost of sales for the December 2006 period decreased $1,017,881, to $10,786,882, a decrease of 9%, from $11,804,763 for the December 2005 period. This decrease was greater than the decrease in sales, resulting in an improvement in the gross margin from 14% to 20%.

Total operating expenses for the December 2006 period were $1,643,890, compared to $1,424,705, for the December 2005 period, an increase of $219,185, or 15%. The principal reason for increase in the total operating expenses was the additional professional fees.  The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934.

Our payroll and related costs decreased by $126,268 (11%) from $1,109,700 to $983,432, in December 2006 as compared to, in December 2005. The decrease in payroll expense resulted from a decrease in compensation for officers and sales staff as a reduction in number of employees. During the December 2005 period, our compensation to officers included compensation to former stockholders who were officers and whose services were no longer required by us. Our payroll expense for the nine months ended December 31, 2006 includes payments of $150,000 under our management agreement with Techprecision LLC. These expenses are included under payroll since the services performed are those that are performed by officers and other employees.

Our other selling and administrative expenses increased by $60,106 (24%) from $249,561 to $309,667, in December 2006 as compared to December 2005. Other selling, general and administrative expenses reflect sales development expenses, travel expenses relating to our management agreement with Techprecision LLC, and officers and directors’ liability insurance, as well as $13,500 of expense of equity-based compensation relating to the grant of options to our independent directors. Since our rent is paid to WM Realty, our rent is not reflected as an expense.

WM Realty is a special purpose entity which is consolidated with us. Costs relating to WM Realty include debt service charges, amortization of closing costs and depreciation, and interest of $230,000 on WM Realty’s mortgage obligation.

Interest expense for the December 2006 period was $506,263 as compared with $840,849 for the December 2005 period. The decrease in interest expense reflects both a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006 and a lower interest rate. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. At December 31, 2006, our long-term debt (including the current portion) was $6,813,796. The long-term debt included the $3,197,295 mortgage debt of WM Realty. The average interest rate was 10% for the December 2006 period as compared with 14% for the December 2005 period.

WM Realty expenses of $88,962 for professional fees, $2,502 for selling general and administrative expenses, $229,630 amortization of deferred loan costs and $230,317 for interest expense are included in our expenses.

As a result of the foregoing, the total operating income increased by $533,766 (110%) from $484,272 to $1,018,38, and we generated net income for the December 2006 period of $298,276 or less than $.01 per share (basic and diluted), as compared to a net loss of $347.870, or $.03 per share (basic and diluted), for the December 2005 period.

Three Months Ended December 31, 2006 and 2005

The amounts and percentages of changes in revenues and expenses and percentage of each expense to total revenues, for the three months ended December 31, 2006 as compared to 2005 are presented in the following table:

	Three months ended December 31,				Increase (Decrease)
	2006		2005		2006 Compared to 2005
		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	Percentage

Net sales	$5,533,541	100%	$4,636,980	100%	$896,561	19%
Cost of sales	4,534,415	82%	3,986,124	86%	548,291	14%

Gross profit	999,125	18%	650,857	14%	348,268	54%

Professional expense	198,633	4%	15,299	0%	183,334	1198%
Payroll and related costs	333,021	6%	341,242	7%	(8,221)	-2%
Other general and administrative	36,342	1%	115,862	2%	(79,520)	-69%

Total operating expenses	567,997	10%	472,403	10%	95,594	20%

Income (loss) from operations	431,128	8%	178,454	4%	252,674	142%

Other income (Expenses)
Interest expense	(141,991)	-3%	(280,359)	-6%	138,368	49%
Finance costs	(1,939)	0%		0%	(1,939)
Interest income	523	0%	2,826	0%	(2,303)	-81%

	(143,407)	-3%	(277,533)	-6%	134,126	-48%

Income (loss) before income taxes	$287,721	5%	$(99,109)	-2%	$386,830	390%

Sales in the three months ended December 31, 2006 (the “December 2006 quarter”) increased $896,591, or 19%, from $4,636,980 for the three months ended December 31, 2005 (the “December 2005 quarter”) to $5,533,541. Our revenue was also affected by our change of marketing focus. We are seeking more longer-term projects with a more predictable cost structure, and rejecting or not bidding on projects which we do not believe are cost efficient. Cost of goods sold for the December 2006 quarter were $4,534,415 as compared to $3,986,124 for the December 2005 quarter, an increase of $548,291, or 14%. As a result of our new strategy, our gross profit increased by $ 348,268, from $650,857 in the December 2005 quarter to $999,125, in December 2006 quarter as compared to 2005.

Total operating expenses for the December 2006 quarter were $594,000, compared to $448,000 for the December 2005. Despite decreases of $79,520 and $8,221 in other general and administrative and payroll expenses, respectively, the increase of $183,334 in professional fees resulted in an increase of $95,594, or 20% in total operating expenses, in December 2006 quarter as compared to 2005. The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934.

The payroll and related costs decreased by $8,221 (2%), from $341,242 in the December 2005 quarter to $333,021 in December 2006 quarter. The decrease in payroll expense resulted from a decrease in compensation for officers and sales staff. During the December 2005 quarter, our compensation to officers included compensation to former stockholders who were officers and whose services are no longer required by us. In the December 2005 quarter, we carried more employees than we required under our then current contracts. We have reduced our staff which has allowed us to operate more efficiently; however, in connection with one project that was postponed, we retained the project group even though there were periods during the December 2006 quarter when they were not utilized efficiently.

Other selling, general and administrative expenses for the December 2006 quarter were $36,342, compared to $115,862 for the December 2005 period, a decrease of $153,312, or 55%. Other selling, general and administrative expenses reflect sales development expenses, travel expenses and officers and directors’ liability insurance. Since our rent is paid to WM Realty, our rent is not reflected either as an expense or revenue.

Interest expense for the December 2006 quarter was $141,991 as compared to $280,359 for the December 2005 quarter, a decrease of $138,368 or 49%. The decrease is a result of lower interest rates charged on the present outstanding debt of $6,813,796 as compared to the outstanding debt of $8,000,000 for the period of 2005 and up to the refinancing on February 24, 2006. The average interest rate was 10% for the December 2006 quarter as compared with 14% for the December 2005 quarter. WM Realty is a special purpose entity, which is consolidated with us. Costs relating to WM Realty include debt service charges, amortization of closing costs and depreciation, and interest of $93,000 on WM Realty’s mortgage obligation. The reduction in interest expenses also reflects a reduced interest rate on the WM Realty mortgage, which was refinanced in October 2006.

As a result of the foregoing, our operating income increased by $252,674, from $178,454 to $567,997, in December 2006 quarter as compared to 2005. We generated net income for the December 2006 quarter of $287,721, or $.01 per share (basic and diluted), as compared to a net loss of $99,100, or $.05 per share (basic and diluted), for December 2005 period.

Liquidity and Capital Resources

Our cash position was $797,760 at December 31, 2006 and $492,801 at March 31, 2006. At December 31, 2006, we had a net working capital of $3,310,801, as compared with working capital of $91,000 at March 31, 2006. The $2,400,801 improvement in the net working capital was the result of refinancing WM Realty’s short-term mortgage loan of $3,300,000 with a long-term loan. In October 2006, WM Realty refinanced its mortgage with a ten-year mortgage loan in the principal amount of $3,200,000, with interest at 6.75%. The note provides for monthly payments of $20,954.94 for ten years, with the remaining principal due at maturity. The cost of refinancing, approximately $104,000, is being amortized over the term of the new loan.

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

In the normal course of our business, we require funds to enable us to complete our contracts. We generally receive customer progress payments to purchase raw materials required for the contract, and fund our operations from working capital. Contemporaneously with the reverse acquisition, we entered into an agreement with Sovereign Bank pursuant to which we borrowed $4,000,000 on a term loan basis (“the Term Note”), and we obtained a $1,000,000 revolving credit facility. We used the net proceeds from the $4,000,000 term loan to pay a portion of our obligations to the former Ranor stockholders under the Ranor stock purchase agreement. Since the revolving credit facility presently has a June 30, 2007 maturity date, our ability to use that facility is limited unless the bank agrees to an extension of the maturity date.

The Term Note is due on March 1, 2013, and is payable in 28 quarterly installments of $142,847. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At December 31, 2006 the principal balance due on our term loan to Sovereign Bank was $3,714,000.

The revolving credit facility initially provided for interest at prime plus 1½%. In February 2007, this rate was reduced to prime plus 1%. We may borrow, subject to the borrowing formula at any time prior to June 30, 2007. Any advances under the revolving note become due on June 30, 2007. The maximum borrowing under the revolving note is the lesser of (i) $1,000,000 or (ii) the sum of 70% of eligible accounts and 40% of eligible inventory. At December 31, 2006, the maximum available under the borrowing formula was $1,000,000. At December 31, 2006, there was no borrowing under the revolving note.

The Term Note requires Ranor to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, commencing June 30, 2006, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year.

In February 2007, we amended our agreement with Sovereign Bank to (i) provide for a reduction in the interest rate on the revolving credit facility from prime plus 1½% to prime plus 1% and (ii) provide us with a capital expenditure facility pursuant to which we can borrow up to $500,000 at prime plus 1%. We pay interest only on this note until February 1, 2008, and thereafter we pay principal and interest, with principal being amortized over a five-year term commencing February 1, 2008. Although we incurred $4,000,000 in bank debt and, pursuant to FIN 46, the $3,200,000 in mortgage debt which is owed by a related party special purpose entity, the former debt to the related parties in the amount of approximately $10,000,000 was settled for payments totaling $8,975,000 of which $8,000,000 was principal and $975,500 was interest. In addition, interest of $222,944 due to the former stockholders was cancelled. The cancellation is reflected as a credit to capital in excess of par value. The outstanding debt prior to the reverse acquisition included $2,000,000 of mandatory redeemable preferred stock which was reflected as debt at March 31, 2005.

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

In the nine months ended December 31, 2006, we had cash flow from operations of $970,992, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of $679,000. We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the December 2006 period notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses resulting from being a public company and we pay annual compensation of $200,000 pursuant to a management agreement with Techprecision. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, the Company made a payment of $16,667 on or about January 15, 2007 and the Company agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. As a result of the termination of the management agreement, the Company’s chief executive officer is no longer receiving compensation through Techprecision LLC, and the Company is paying him a salary of $160,000 per annum.

During the nine months ended December 31, 2006, we utilized the $970,992 cash from operations to purchase $230,558 to our property, plant and equipment and pay off $435,476 of indebtedness and increase our cash balance by $304,959. While we believe that our $500,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2007, it is possible that we may require additional funds. If we require funds under the revolving credit facility, we may need to obtain an extension of the June 30, 2007 maturity date. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

Pursuant to the stock purchase agreement dated August 17, 2005, by which we acquired the stock of Ranor, Inc., we placed $925,000 of the purchase price payable to Ranor’s two principal stockholders (the “sellers”) in an escrow account to secure the sellers’ liabilities for any breach of their representations and warranties under the stock purchase agreement. In January 2007, we made a claim under the escrow agreement for damages resulting from breaches of the sellers’ representations and warranties under the stock purchase agreement. On February 13, 2007, we entered into a settlement agreement with the sellers pursuant to which $500,000 of the escrow account is to be paid to the Company, the balance of the escrow account is to be paid to the sellers and the Company and the sellers exchanged general releases.

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

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.

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

TECHPRECISION CORPORATION
(Registrant)

Dated: February 14, 2007	By:	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: February 14, 2007	By:	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer