Form 10KSB/A
period 2006-03-31
TECHPRECISION CORP
filed 2007-06-15
CIK 1328792

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
Yes  ☐ No ☒ .

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

Item 1. Business.

We produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, shipbuilding, industrial and aerospace customers. Our principal services are metal fabrications, machining and engineering. Each of our contracts covers a specific product. We produce products for our customers, but do not distribute such products on the open market. We render our services under “build to print” contracts with our clients. However, we also help our customers to analyze and develop their projects for constructability by providing engineering services which are included in our charges to our customers pursuant to a purchase order covering such services.

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

Although we provide manufacturing services to large governmental programs, we do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies.

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

In 2002, an investment group formed a Delaware corporation known as Rbran Acquisition, Inc. to acquire the assets of Ranor’s predecessor from the bankrupt estate. The principal investors were Green Mountain Partners III, LP and Phoenix Life Insurance Company, who held the debt, preferred stock and warrants. Rbran subsequently changed its corporate name to Ranor, Inc. In August 2005, these stockholders, together with the holders of the common stock, entered into the stock purchase agreement with Ranor Acquisition as described below, pursuant to which we acquired all of the capital stock of Ranor.

During 2005, James G. Reindl and Andrew A. Levy negotiated with Ranor’s principal stockholders for the acquisition of all of the stock of Ranor, which included the payment or settlement of all of Ranor’s outstanding debt which was payable to Green Mountain Partners and Phoenix Life Insurance Company. In this connection, in April 2005, they formed Ranor Acquisition LLC, a Delaware limited liability company, for the purpose of acquiring Ranor. The control persons and principal members of Ranor Acquisition were James G. Reindl and Andrew A. Levy, and the founders of Ranor Acquisition LLC were Mr. Reindl, Mr. Levy and Mr. Daube. On August 17, 2005, Ranor Acquisition entered into an agreement to acquire all of the capital stock and warrants of Ranor for a purchase price equal to $9,250,000 plus the amount by which Ranor’s net cash amount exceeded $250,000, less a closing adjustment of $54,000 and less the amount of principal and interest on the debt held by Ranor’s two principal stockholders. These two stockholders also held Ranor’s preferred stock. Since Ranor’s net cash amount was $1,117,000, the amount due to the sellers was increased by $813,000, which resulted in total payments of $10,063,000. The agreement contained standard representations and warranties of the sellers concerning Ranor, and $925,000 of the purchase price was placed in escrow to provide a fund against which any claims for breach of the representation and warranties under the agreement can be made.

After executing the purchase agreement, Ranor Acquisition sought to obtain the financing to make the payments. The purchase price was funded from the following sources:

Proceeds from sale of real estate to a related party	$3,000,000
Net proceeds from Sovereign term loan	3,953,317
Cash due from Ranor	813,000
Cash from the Ranor’s available cash	240,000
Cash from proceeds of sale of equity	2,056,683
Total	$10,063,000

The total payments were disbursed as follows:

Principal of notes to preferred stockholders	$8,000,000
Interest on notes	975,000
Payment into escrow pursuant to purchase agreement	925,000
Expenses of Ranor stockholders	153,000
Payment to preferred stockholders	6,500
Payment to common stockholders	3,500
Total	$10,063,000

As noted in the preceding table, $925,000 of the purchase price was placed in escrow as security for the obligations of the former Ranor stockholders for indemnity for any breach of the sellers’ representations and warranties. In February 2007, we entered into a settlement agreement with the former Ranor stockholders pursuant to which we received $500,000 from the escrow fund in settlement for claims that we made for breach of representations and warranties, relating to environmental matters, and the balance of the escrow, together with accrued interest, was paid to Green Mountain Partners and Phoenix Life Insurance Company in respect of their preferred stock interest.

In connection with our purchase of Ranor, we raised a total of $2,700,000 as equity, of which $2,200,000 was provided by Barron Partners and $500,000 was provided by a private investor. Barron Partners advised Ranor Acquisition that it was willing to make an investment, but would only invest in a company that was a reporting company under the Securities Exchange Act of 1934, as amended. In December 2005, Lounsberry, through, David Feldman, who was then counsel for Lounsberry, was introduced to counsel for Ranor Acquisition. Prior to December 2005, neither Ranor Acquisition, Mr. Reindl, Mr. Levy, Green Mountain Partners nor Phoenix Life Insurance Company had any relationship with or knowledge of Lounsberry. During January and February, 2006, Ranor Acquisition negotiated agreements with Lounsberry pursuant to which:

•
Lounsberry’s then principal stockholder, Capital Markets Advisory Group, LLC, would sell to Lounsberry 928,000 shares, representing more than 90% of Lounsberry’s then outstanding common stock, for $200,000, which was paid to Capital Markets. Of this amount, $39,661 represented money advanced by Capital Markets to Lounsberry prior to February 2006 and $160,339 represented the purchase price of the stock. Capital Markets had purchased 1,000,000 shares of common stock for $100 in connection with Lounsberry’s organization in February 2005, and its cost of the 928,000 shares that it sold to Lounsberry was $92.80. The control person for Capital Markets is Steven Hicks.

•	Lounsberry’s sole officer and director resigned and Mr. Reindl was elected as Lounsberry’s sole director contemporaneously with the acquisition of Ranor and the financing of the acquisition.

In order that Ranor could be acquired by a reporting company, we, then known as Lounsberry, entered into an exchange agreement with Ranor Acquisition and its members. Pursuant to that agreement, Ranor Acquisition assigned the agreement to acquire the Ranor stock to us, and we issued a total of 7,997,000 shares of common stock to the members of Ranor Acquisition and assumed Ranor Acquisition’s obligations to purchase the Ranor stock pursuant to the Ranor stock purchase agreement. Neither Ranor Acquisition nor any of the members received any monetary consideration for the assignment by Ranor Acquisition of the Ranor stock purchase agreement to us. The only consideration was our assumption of Ranor Acquisition’s obligations under the Ranor stock purchase agreement and the 7,997,000 shares of our stock which were issued to Ranor Acquisition’s members.

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

In connection with the acquisition of Ranor, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and warrants to purchase an aggregate of 11,220,000 shares of common stock. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because our earnings before interest, taxes depreciation and amortization (EBITDA) for the year ended March 31, 2006 were less than $.04613 per share, (i) the conversion rate was adjusted and the series A preferred stock became convertible into 9,081,527 shares of common stock and (ii) the exercise prices of the warrants were reduced by 15% -- from $.57 to $.4845 and from $.855 tp $.7268. The conversion rate is subject to further adjustment if our EBITDA is less than $.08568 per share for the year ended March 31, 2007.

•
We purchased 928,000 shares of common stock form Capital Markets Advisory Group, LLC, which was then our principal stockholder, for $160,339 and paid $39,661 of debt to Capital Markets , using the proceeds from the sale of the preferred stock. The control person for Capital Markets is Steven Hicks.

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

Prior to the reverse acquisition and the assignment by Ranor Acquisition to us of the agreement to acquire Ranor, there were no relationships among Ranor Acquisition, us, Ranor and its predecessor, except that Mr. Reindl was president and chief executive officer of Critical Components from February 1999 until February 2002, and Mr. Stanley Youtt, one of our directors and the chief executive officer of Ranor, was chief executive officer and a common stockholder of Ranor prior to our acquisition of Ranor.

Our executive offices are located at Bella Drive, Westminster, MA 01473, telephone (978) 874-0591. Ranor’s website is www.ranor.com. Information on Ranor’s website or any other website is not part of this annual report.

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

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue. We must bid or negotiate each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we have a continuing stream of revenue. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Because a significant portion of our revenue is derived from services rendered from the defense, aerospace, nuclear, industrial and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services, including changes in federal budgeting which may reduce the budget of those agencies that either engage us directly or affect the contracts of private sector clients for whom we perform services as subcontractors under prime contracts with government agencies.

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

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products. These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we suffered a delay in the recognition of revenue from the projects. We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead.

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

We must comply with complex procurement laws and regulations , including the provisions of the procurement regulations that provide for renegotiation and termination for the convenience of the government. Since we are not a prime contractor, any termination or modification of the prime contract may result in a change in our contract with the prime contractor.

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

Because of our cash requirements and restrictions in our preferred stock purchase agreement, we may be unable to pay dividends .

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

BUSINESS

We perform large metal fabrications and precision machining operations for large defense, aerospace, nuclear, industrial and shipbuilding customers. Our principal services are large metal fabrications, machining and engineering. Metal fabrication is the process of fitting and forming certain grades of metal alloys pursuant to the design drawings furnished to us by our customers. All processes we perform in this manner generally fall under the American Society of Mechanical Engineers standards and specification with respect to quality and conformance to the project documents. These fabrication procedures include welding, forming, bending, cutting and fitting of the materials pursuant to the drawings. On the other hand, machining operations involves employing CNC (computer numerically controlled) machine tools that can include horizontal and vertical milling, turning and machining operations of metals or plastics to the tolerances that are stipulated on our customer’s drawings.

We perform most of our service pursuant to “build to print” contracts, which means that we must manufacture products in accordance with very close tolerances. Our customers provide us with design drawings, tolerances and specifications for the projects. We may perform a constructability review of the customer’s design drawings before we commence our manufacturing operations to determine whether the drawings they provided can actually be constructed or machined. Periodically, a customer’s drawings can not be turned into a desired product. In these cases, we will work with the customer to help produce the necessary drawings that will allow a product to be constructed as the customer had originally envisioned. These engineering services are included in the contract and are billed to and paid for by the customer.

Part of our marketing effort is directed at projects which involve a bidding process. Approximately 73% of our revenue during the nine months ended December 31, 2006 and approximately 80%of our revenue for the year ended March 31, 2006 was derived from projects which we received through a bidding process. The balance of our revenue was generated by negotiations with the customers or potential customers. Generally, once a potential customer has a project that it wants to put out for bids, it issues an RFP. The request for a quote includes a description of the project as well as any specific requirements that the successful bidder must meet. As part of the contract solicitation and bid protocol, we must establish that we are a qualified contractor for a proposed contract. This substantiation includes evidence that we have previously performed similar or comparable work as well as information concerning our financial condition. The bid process can range from a couple of weeks to more than a year from the time between the bid submission date and the award of a contract. In preparing the bid, we must estimate both the cost of the project and the timing of the project. We do not submit a bid on any project unless we believe that we can generate a profit. If we do not correctly assess the costs of a project we may incur a loss on the contract if we are awarded the contract.

We do not have any proprietary products and we do not manufacture any products in anticipation of orders. We do not commence manufacturing operations on any project until we have a purchase order for a customer. Each of our contracts covers a specific product, and we can manufacture almost any kind of products which requires large metal fabrications. For example, we fabricate nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; we produce large fabrications for Navy aircraft carriers, submarines and commercial vessels, and we manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment and alternative energy products. We are one of two companies currently capable of machining one-piece aluminum domes to close tolerance

Products

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

Source of Supply

Our operations are partly dependent on the availability of raw materials. Since we manufacture products for our customers in accordance with their specific requirements, the raw materials we require vary from contract to contract. We have multi-year relationships with a number of our suppliers, but we do not have any long-term supply contracts with any suppliers, and we are not dependent upon any supplier. We did not have any supplier that accounted for 10% or more of our purchases for the year ended December 31, 2007. We purchase our raw materials pursuant to purchase orders that we place with our suppliers, based on the specific requirements for our contracts, and we believe that alternate sources are available to us on commercially reasonable terms. Since each contract requires different raw materials and components, once we have a contract with a customer we seek quotations from one or more suppliers and obtain the materials from one or more different suppliers. We do not have contracts with any suppliers. Rather we place purchase orders using standard forms of purchase orders when we require the raw materials. We have no continuing obligation to purchase products from any supplier and no supplier has any continuing obligation to provide us with product other than pursuant to specific purchase orders.

Our projects include metal fabrications and machining of various traditional and special alloys such as inconel, titanium and high tensile strength steels, and the customer frequently provides us with the raw material. We have worked with a number of different metal suppliers over the years to obtain these materials. Although some materials (due to their alloy compositions) require long lead times to obtain, we have never experienced a shortage of any of these materials.

Environmental Compliance

We are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws, and we are subject to periodic inspections to monitor our compliance. In May 2004, Ranor was requested to undertake a response and remedial action to cleanup environmental conditions discovered during an onsite inspection by the Commonwealth of Massachusetts Office of Environmental Affairs. Ranor signed a consent order in October 2004, paid a fine of $7,800 and proceeded to correct the deficiencies. The request for remedial action resulted from Ranor’s failure to file the required site environmental reports pursuant to the federal and Massachusetts environmental regulations. In addition, Ranor was required to create a storm water run-off plan for its operational facilities and a hazardous waste spill containment plan. Since we acquired Ranor in February 2006, we have corrected all of these conditions, and we are now in compliance with all environmental matter. We have implemented a program internally which we believe will enable us to remain in compliance with all applicable environmental requirements.

The consent order required Ranor to clean up and remediate stained soils in the area of the chip bins that hold the chips from our machining operations. Although Ranor paid the fine prior to the reverse acquisition, it did not comply with the remediation obligations. In our machining operations, we cut metal to shape materials pursuant to the design plans of our customers. We lubricate the materials with a water-soluble lubricant while cutting to prevent burning and warping of the materials during the machining process and to enable us to provide a smooth finish of the finished product. When the chips are removed from the machining centers, these metal chips and shavings are transferred to large dumpster bins to be picked up by a scrap metal dealer. However, these chip bins had been placed out in the yard and left uncovered and exposed to the elements. When rain hit these chip bins it washed off the water-soluble coolant from the metal chips which leached into the surrounding soil. Over the years this washing of the lubricant from the metal chip bins has resulted in the staining of the soil. We have completed the necessary clean-up work, and we have constructed an approved chip bin building for all of the chip bins. We are now in compliance with all environmental matter.

The cost of environmental compliance was $86,975 for the year ended March 31, 2006 and $3,562 for the year ended March 31, 2005. The expense accrued at March 31, 2006 reflects the estimated expense relating to the compliance work. Much of the compliance work was performed subsequent to year end, and the actual cost was consistent with the estimate. As part of our environmental compliance, we constructed a chip bin building at a cost of approximately $110,000, which was capitalized. We believe that we are currently in compliance with applicable environmental regulations and that our current ongoing obligations at its present facilities will not be material.

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

Principal Customers

We do not have long-term contracts with any customer, and major contracts with a small number of customers account for a significant percentage of our revenue. Our customers include many of the major domestic defense and aerospace companies. Because our services are rendered pursuant to separate contracts for separate projects, our customer list changes significantly from year to year. Two different customers accounted for more than 10% of our revenue in each of the years ending March 31, 2006 and March 31, 2005. Our two largest customers for the year ended March 31, 2006 were the University of Rochester, from which we recognized revenue of approximately $3.0 million (14.6% of revenue), and a defense contractor, BAE Systems, from which we recognized revenue of approximately $2.6 million (12.9%). The University of Rochester was not a customer in the year ended March 31, 2005 and revenue from BAE Systems was less than 10% of our revenue in fiscal 2005.

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

On February 24, 2006, we entered into an agreement with Capital Markets, which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $160,339, and paid $39,661 of debt to Capital Markets , using the proceeds from the sale of series A preferred stock. The purchase was made contemporaneously with the acquisition of Ranor.

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

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects on commence new projects for other customers. In the year ended March 31, 2006, two customers accounted for approximately 28% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe that there is an increasing demand for our services and we see that demand increasing at least in the near term. We are changing the manner in which we treat potential business from the practices of our predecessor. Because of problems at its parent company level, in order to obtain business, our predecessor had to perform additional work without increasing the amount it charged it customer. As a result, our predecessor operated on relative low margins.  We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects we do not believe would generate an adequate gross margin.

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

The price at which we sold the real property, which was less than the appraised value of the property, was based largely upon the maximum amount that WM Realty Management could borrow, based on a percentage of appraised value, and reflected the fact that the use of the real estate as a manufacturing facility would not be considered the best use of the property. The purchase of the property was fully leveraged. The estimated market value of the property on October 18, 2005, based on an appraisal by Avery Associates, was $4,750,000. We sold the property to WM Realty Associates for $3,000,000 to provide a portion of the funds that were due in connection with the acquisition of Ranor. We were not able to find a single lender to finance both the non-real estate assets and the real estate. The mortgagee for the real estate required individual limited guarantees by Mr. Levy and Mr. Reindl, as members of WM Realty Management, as a condition to making the loan to WM Realty Management. The guarantee of Mr. Reindl was released in connection with the refinancing of the property in October 2006.

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

  Selling, administrative and other expenses for fiscal 2006 were $1,908,000, compared to $1,665,000 for fiscal 2005, an increase of $243,000, or 15%. The following table sets forth information as to the different components of selling, general and administrative expenses.

			Change
Category	Fiscal 2006	Fiscal 2005	Dollars	Percent
Payroll, including payroll taxes	$1,402,000	$1,203,000	$206,000	17%
Professional fees	80,000	62,000	18,000	29%
Travel and entertainment	64,000	33,000	31,000	94%
Other selling, general and administrative	362,000	367,000	(5,000)	(1%)

Since the reverse acquisition occurred on February 24, 2006, all but five weeks of the fiscal year reflect the operations of Ranor under the former management. Our payroll expense for fiscal 2006 includes payments of approximately $19,000 under our management agreement with Techprecision LLC. These expenses are included under payroll since the services performed are those that are performed by officers and other employees. The increase in payroll from fiscal 2005 to 2006 reflects principally the addition in 2006 of one of the former Ranor stockholders as an officer at an annual salary of $150,000.

The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934, including the reports that we filed with the SEC following completion of the reverse acquisition.

The increase in travel and entertainment expenses from fiscal 2005 to fiscal 2006 reflects additional travel expense which we incurred in expanding our marketing efforts.

Other selling, general and administrative expenses reflect declined modestly from fiscal 2005 to fiscal 2006. Since our rent is paid to WM Realty, which is a special purpose entity that is consolidated with us, our rent is not reflected as an expense. Prior to the reverse acquisition, we owned the real estate in which our manufacturing facilities are located and, accordingly, we had no rental expenses prior to the reverse acquisition.

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

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $91,264, including $492,801of cash. Our cash position as of June 30, 2006, was $679,845. Our working capital reflects a $3,300,000 current liability relating to the mortgage on the real estate on which our facilities are located. In connection with the reverse acquisition, we sold our real estate to WM Realty Management LLC, an affiliated entity which is a special purpose entity formed to acquire and finance the real estate and lease the real estate to us pursuant to a net lease. This mortgage is due in August 2006. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty Management at our historical cost and record the liability as a current liability on our balance sheet. We understand that WM Realty Management is seeking to refinance the mortgage. If the mortgage is refinanced pursuant to a long term mortgage, the long-term portion of the mortgage will be treated as a long-term liability which will result in an improvement in our working capital.

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

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Name	Age	Position
James G. Reindl	47	Chairman and chief executive officer

Mary Desmond	42	Chief financial officer and secretary

Stanley A. Youtt	59	Director and chief executive officer of Ranor

Michael Holly [1]	60	Director

Larry Steinbrueck [1]	54	Director

Louis A. Winoski [1]	48	Director

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, during the calendar year ended December 31, 2005, the Forms 3 filed on March 14, 2006 by James G. Reindl and Stanley Youtt, on April 5, 2006 by Andrew Levy and on July 26, 2006 by Mary Desmond , and the Form 3 and Form 4 filed on August 2, 2006 by Mr. Holly were filed late. Mr. Steinbrueck and Mr. Winoski are also delinquent in filing Forms 3 and 4.

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

2006 Long-Term Incentive Plan

In February 2006, we adopted, and in July 2006 we amended, subject to stockholder approval, the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. As initially adopted, each newly elected independent director received at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. Pursuant to the amendment to the plan, the number of shares subject to the initial option grant was increased to 50,000 shares, with the option being exercisable as to 30,000 shares in July 2006 and as to 10,000 shares in each of February 2007 and 2008. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009. For each independent director who is elected after July 31, 2006, the director will receive an option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option will vest as to 30,000 shares six months from the date of grant and as 10,000 shares on each of the first and second anniversaries of the date of grant. These directors will receive an annual grant of an option to purchase 5,000 shares of common stock on the July 1 st coincident with or following the third anniversary of the date of his or her first election. Pursuant to the plan, we granted non-qualified stock options to our three independent directors - Michael Holly, Larry Steinbrueck and Louis Winoski - at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant. The options are subject to stockholder approval of the 2006 Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of June 30, 2006 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and officers as a group.

James G. Reindl One Bella Drive Westminster, MA 01473	2,945,300	29.6%

Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,925,300	29.3%

Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	18.6%

Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	17.1%

Stanley A. Youtt One Bella Drive Westminster, MA 01473	796,000	8.0%

Martin M. Daube 20 West 64 th Street New York, NY 10023	671,400	6.7%

Larry Steinbrueck	204,000	2.0%

Michael Holly	85,000	*

Mary Desmond	10,000	*

Louis A. Winoski	-0-	-0-

All officers and directors as a group (five individuals owning stock)	4,040,300	40.5%

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

No finders’ fee was paid by us in connection with the acquisition of Ranor or related equity and debt financing.

Item 13. Exhibits.

2.1	Stock purchase agreement [1]

3.1	Certificate of incorporation [2]

3.2	By-laws [2]

3.3	Certificate of Designation for the Series A Convertible Preferred Stock [1]

4.1	Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank [1]

4.2	Guaranty from the Registrant to Sovereign Bank [1]

4.3	Form of warrant issued to Barron Partners LP [1]

10.1	Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP [1]

10.2	Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP [1]

10.3	Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC [1]

10.4	Subscription Agreement dated February 24, 2006 [1]

10.5	Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4 [1]

10.6	Employment agreement between the Registrant and Stanley Youtt [3]

10.7	Management agreement dated February 24, 2006, between Ranor and Techprecision LLC [1]

10.8	Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor [1]

10.9	2006 Long-term incentive plan [5]

14.1	Code of business conduct and ethics [4]

21.1	List of Subsidiaries [3]

23.1	Consent of Bloom & Co. LLP

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TECHPRECISION CORPORATION (Registrant)

Dated: June 13, 2007	By:	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ James G. Reindl*		Chairman of the board, chief executive officer and director	June 13, 2007
James G. Reindl		(Principal Executive Officer)

/s/ Mary Desmond*		Chief financial officer	June 13, 2007
Mary Desmond		(Principal Financial and Accounting Officer)

/s/ Stanley A. Youtt*		Director	June 13, 2007
Stanley A. Youtt

/s/ Michael Holly*		Director	June 13, 2007
Michael Holly

/s/ Larry Steinbrueck*		Director	June 13, 2007
Larry Steinbrueck

/s/		Director	, 2006
Louis A. Winoski

*By:	/s/ James G. Reindl		June 13, 2007
James G. Reindl, Attorney in fact

INDEX TO FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Techprecision Corporation

We have audited the accompanying consolidated balance sheets of Techprecision Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Bloom and Company LLP
Hempstead, New York
July 26, 2006, except Notes 1 and 17 as to which the date is March 20, 2007

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	MARCH 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$492,801	$1,226,030
Restricted cash-indemnification obligation escrow	950,000	—
Accounts receivable, less allowance for doubtful accounts of $25,000 and March 31, 2006 and 2005	2,481,619	1,810,664

Other receivables	25,665	29,561

Costs incurred on uncompleted contracts, net of allowance for loss and progress billings	1,306,589	1,991,643
Inventories- raw materials	214,148	86,703
Prepaid expenses	386,475	116,910
Deferred loan costs, net	207,402	—
Total current assets	6,064,699	5,261,511

Property, plant and equipment, net	2,556,994	2,870,347
Other assets deferred loan cost, net	46,127	—
Total Assets	$8,667,820	$8,131,858
CURRENT LIABILITIES
Accounts payable	$691,054	$928,170
Accrued expenses	561,848	890,163
Due to prior shareholders under escrow obligation	843,600
Current maturity of long-term debt	576,934	5,506
Mortgage payable	3,300,000
Total current liabilities	5,973,436	1,823,839
LONG-TERM DEBT
Mandatory redeemable preferred stock	—	2,000,000
Notes payable- noncurrent	3,442,467	8,019,422

STOCKHOLDERS' DEFICIT

Preferred stock- par value .0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding at March 31, 2006	2,150,000
Common stock -par value .0001 authorized 90,000,000, and 9,967,000 and 8,089,000 issued and outstanding on March 31, 2006 and 2005, respectively	997	350
Paid in capital	1,240,821
Accumulated deficit	(4,139,901)	(3,711,753)
Total Stockholders' (Deficit) Equity	(748,083)	(3,711,403)
	$8,667,820	$8,131,858

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2006	2005

Net sales	20,266,402	14,269,982

Cost of sales	17,632,576	12,631,640

Gross profit	2,633,826	1,638,342
Salaries and related expenses	1,000,335	1,289,700
Professional fees	79,787	61,608
Selling, general and administrative	769,083	313,540

Total operating expenses	1,849,205	1,664,848
Income/(loss) from operations	784,621	(26,506)

Other income (expenses)
Interest expense	(1,107,902)	(1,121,487)
Interest income	10,135	8,285
Closing costs -amortization	(58,541)
Loss on disposition of fixed assets	(14,273)

	(1,170,581)	(1,113,202)

Loss before income taxes	(385,960)	(1,139,708)
Provision for income taxes	(42,188)	(4,092)

Net (loss)	($428,148)	($1,143,800)

Net loss per share of common stock	(0.05)	(0.14)

Weighted average number of shares outstanding	8,270,156	8,089,000

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED MARCH 31, 2006 AND 2005

	Warrants Preferred Stock			Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2004	650,000			350,000	$350		$(2,567,953)	$(2,567,603)
Recapitalization Acquisition of Ranor's shares				(350,000)	(350)	(9,650)		(10,000)
Sale of common shares				1,020,000	102	39,661		39,763
Purchased and retired shares				(928,000)	(93)	(199,907)		(200,000)
Sale of common shares				7,997,000	800	114,200		115,000
Retirement of preferred shares and warrants	(650,000)					1,075,000		1,075,000
Cost of reverse merger						(627,139)		(627,139)
Net loss for the year							(1,143,800)	(1,143,800)
Balance, March 31, 2005				8,089,000	$809	392,165	$(3,711,753)	$3,318,779)
Sale of preferred stock and Warrants	11,220,000	7,719,250	$2,150,000					2,150,000
Sale of common stock				1,708,000	171	501,829		502,000
Issuance of shares of common stock for services				170,000	17	42,483		42,500
Contributed Capital						304,344		304,344
Loss for period							(428,148)	(428,148)

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2006		2005
DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$	(428,148)		$(1,143,800)
Noncash items included in net loss:
Depreciation and amortization		456,383		407,706
Shares issued for services		42,500		—
Changes in assets and liabilities:
Accounts receivable		(667,059)		255,989
Inventory		(127,445)		(20,046)
Costs on uncompleted contracts		1,779,515		(880,977)
Prepaid expenses		(269,565)		(10,843)
Accounts payable and accrued expenses		(565,431)		491,376
Customer deposits		(1,094,461)		—
				—

Net cash used in operating activities		(873.711)		(900,595)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment		(83,934)		(65,888)

Net cash used in investing activities		(83,934)		(65,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan		3,300,000		—
Bank loan		4,000,000		—
Sale of common shares		656,763		—
Retirement of common shares		(210,000)		—
Sale of preferred stock		2,150,000		—
Retirement of preferred stock		(2,000,000)
Contributed capital		1,379,344
Payment of notes		(8,005,527)		(5,692
Increase in restricted cash		(950,000)
Due to former shareholders		843,600
Cost of reorganization		(627,139)		—
Cost of financing		(312,625)		—

Net cash provided by (used in) financing activities		224,416		(5,692)

Net increase (decrease) in cash and cash equivalents		$(733,229)	$	(972,175)
CASH AND CASH EQUIVALENTS, beginning of period		1,226,030		2,198,205

CASH AND CASH EQUIVALENTS, end of period		$492,801		$1,226,030

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

2.
On February 24, 2006, as a part of restructuring the Company's financing, 2000 shares of redeemable preferred stock and 650,000 warrants' attached to them were retired and $925,000 was placed in an escrow account for the payment of contingent indemnification obligation costs. The balance of the escrow funds, after the payment of all indemnification obligation costs, if any, is to be paid to the previous preferred shareholders. The Company reduced the cost of the redeemable preferred stock and warrants by $2,000,000, increased the additional paid in capital by $1,075,000 and recorded a liability of $925,000 that was placed in escrow.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Techprecision Corporation ("Techprecision") is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to Techprecision Corporation on March 6, 2008. Techprecision is the parent company of Ranor, Inc. ("Ranor"), a Delaware corporation. Ranor is a Delaware corporation, founded in May 2002 under the name Rbran Acquisition, Inc. and changed its name to Ranor, Inc. in August 2002.

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

Techprecision and Ranor are collectively referred to as the "Company."

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

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms . The Company recognizes revenues only when the collection prospects are reasonable.

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

Variable Interest Entity

The Company has consolidated a variable interest entity that entered into a sale and leaseback contract with the Company to conform to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

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

In the year ended March 31, 2005, the Company adopted the Statement No. 150 and reclassified the carrying value of the redeemable preferred stock from stockholders' deficiency to a long-term liability. The effect of the reclassification was to increase stockholders' deficiency and increaseliabilities.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of the APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, retrospective application of previous periods financial statements of changes in accounting principle, unless it is impractical to determine either the period specific effect of the cumulative effect of the change. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. SFAS No. 154 does not currently have an effect on the Company's financial statements.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143". FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 does not currently have an effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2005), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition.

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

RECLASSIFICATION AND RESTATEMENT

The Company reclassified expenses to provide additional information in the statement of operations and reclassified and restated the restricted cash in the statement of cash flow. Additional footnote explanations were provided regarding revenue recognition, environmental preservation, and cost incurred on uncompleted contracts net of advance billing amounts collected.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. REVERSE ACQUISITION

In connection with the reverse acquisition, on February 24, 2006:

•
Techprecision entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which it sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 11,220,000 shares of common stock. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. Because the Company did not achieve earnings before interest, taxes, depreciation and amortization (EBITDA) of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion rate was adjusted and the series A preferred stock became convertible into 9,081,527 shares of common stock. The warrants were initially exercisable at an average exercise price of $.7125. As a result of the Company's failure to meet the EBITDA target for the year ended March 31, 2006, the average exercise price decreased by 15% to $.6056 per share. The conversion rate of the series A preferred stock and the exercise price of the warrants are subject to further adjustment if the Company's EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007.

•
During the period from inception in February 2005 through the completion of the reverse acquisition on February 24, 2006, Capital Markets had advanced $39,661 to Techprecision (Lounsberry) to pay its expenses. On February 24, 2006, Techprecision paid $200,000 to Capital Markets to repurchase and cancel 928,000 shares of common stock and to reimburse $39,661 of advances.

•
The Company issued 7,997,000 shares of common stock to the members of Ranor Acquisition LLC, which was a party to an August 17, 2005 agreement to purchase the stock of Ranor (the "Ranor Agreement"), for which Ranor Acquisition advanced funds on our behalf and assigned its rights under the Ranor stock purchase agreement. The Company assumed Ranor Acquisition's obligations to purchase the Ranor capital stock pursuant to that agreement.

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

•
Ranor used the net proceeds of the Sovereign Bank loan, as discussed below, the net proceeds from the sale of the real estate, $240,000 of available cash and a portion of the proceeds from the sale of the preferred stock to pay principal ($8,000,000) and interest ($975,500) on notes to Ranor's then principal stockholders. Although the payment was less than the principal and interest due on the note, the note holders released Ranor from any further obligation under the notes.

•
The Company placed $925,000 of the purchase price into escrow. The escrow was to be the sole source of the former Ranor stockholders' liability for breach of the representations and warranties under the Ranor Agreement.

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

3.
Capital contribution. Techprecision sold for a purchase price of $2,200,000, 7,719,250 shares of series A preferred stock and warrants to purchase 11,220,000 shares of common stock. In connection with this sale, Techprecision paid Barron Partners a due diligence fee of $50,000 Techprecision has an obligation to register the shares of common stock issuable upon conversion of the series A preferred stock and the warrants, pursuant to the Securities Act of 1933. If Techprecision fails to register such shares as required by the agreement, it is required to issue 2,540 shares of series A preferred stock for each day that Techprecision is late. Techprecision filed the registration statement on time. However, it will be required to issue the shares if the registration statement is not declared effective when required or if, having been declared effective, ceases to be current and effective, with certain limited exceptions. In addition, if a majority of Techprecision's directors are not independent directors or the audit and compensation committees are not omprised of a majority of independent directors, beyond a grace period, Techprecision would be required to pay liquidated damages for each day that this requirement is not met at the rate of 12% per annum, with a maximum of 18%, of Barron's investment.

4.	Techprecision also sold 1,700,000 common shares for $500,000 at $.29 per share and issued 170,000 shares for services at $.25 per share.

Description of Business

The Company produces large metal fabrications and perform precision machining operations for large military, commercial, nuclear, aerospace, shipbuilding and industrial customers. Its principal services are large metal fabrications, machining and engineering. Each of the Company's contracts covers a specific product. The Company does not mass-produce any products or distribute such products on the open market. The Company renders our services under "build to print" contracts with contractors. However, the Company also helps its customers to analyze and develop their projects for constructability by providing engineering and research and development services, for which it bills its customers.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company products allows the Company to offset the progress payments against the costs incurred.

	2006	2005
Cost incurred on uncompleted contracts, beginning balance	$4,669,165	$2,719,391
Total cost incurred on contracts, during the year	15,853,060	14,581,417
Less cost of sales, during the year	(17,632,576)	(12,631,643)

Cost incurred on uncompleted contracts, ending balance	$2,889,649	$4,669,165

Billings on uncompleted contracts, beginning balance	$2,677,522	$1,608,725
Plus: Total billings incurred on contracts, during the year	6,760,524	5,360,266
Less: Contracts recognized as revenue, during the year	(7,854,985)	(4,291,469)

Billings on uncompleted contracts, ending balance	$1,583,061	$2,677,522

Cost incurred on uncompleted contracts, ending balance	$2,889,649	$4,669,165
Billings on uncompleted contracts, ending balance	1,583,061	2,677,522

Cost incurred on uncompleted contracts, ending balance, net	$1,306,588	$1,991,643

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation, 5 months to 72 months. Amortization charged to operations in 2006 and 2005 were $59,096 and $-0-, respectively. As of March 31, deferred charges were as follows:

	2006	2005
Deferred costs expiring in one year or less:
Deferred mortgage costs	$265,943
Less: accumulated amortization	(58,541)	—
	$207,402	$-0-
Deferred costs expiring after one year:
Deferred loan costs	$46,852
Accumulated amortization	(655)	—
	$46,127	$-0-

NOTE 7. LONG-TERM DEBT

The following debt obligations, outstanding on March 31:

	2006	2005

1. Long-term debt paid off on February 24, 2006:

• Preferred Stock - 2,000 shares, $.001 par value, authorized, issued and outstanding 2,000 andredeemable on August 7, 2012	—	$2,000,000

• Green Mountain Partners III, L.P. - Unsecured note payable - with semi-annual interest installments at 14%, due in February and August. Principal payments of $800,000 due annually commencing on August 7, 2006 through August 7, 2011, and $1,600,000 balance due on August 7, 2012. The note was subject to various covenants including a restriction on the incurrence of additional debt or commitments	—	6,400,000

• Phoenix Life Insurance Company -Unsecured note payable- with semi-annual interest installments at 14%, due in February and August. Principal payments of $200,000 due annually commencing on August 7, 2006 through August 2011, and $400,000 balance due on August 7, 2012. The note was subject to various covenants including a restriction on the incurrence of additional debt	—	1,600,000

2. Long-term debt issued on February 24, 2006:

• Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$4,000,000	—

3. Automobile Loan

• Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	19,401	24,928
	4,019,401	10,024,928
Principal payments due within one year	576,934	5,506
Principal payments due after one year	$3,442,467	$10,019,422

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

The note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Company's qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter; the Company is prohibited from issuing any additional equity interest (except to existing holders), or redeem, retire, purchase or otherwise acquire for value any equity interests; unused credit line fee is 0.25% of the average unused credit line amount in previous month; earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the quarter ending June 30, 2006 building to a rolling four (4) quarter basis, tested at the end of each fiscal quarter; interest coverage ratio is required to be not less than 2:1 as at the end of each fiscal quarter.

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

NOTE 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. The sources and tax effects of the differences are as follows:

March 31, 2006
Income tax provision at statutory rate of 39%	$(588,500)
Tax benefit before net operating loss carry forward	546,300
Net tax provision	$42,200

NOTE 8. INCOME TAXES (Continued)

As of March 31, 2006 and 2005, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company's deferred tax assets and liabilities are as follows:

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

At March 31, 2006 and 2005, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. The net change in the valuation allowance during the years ended March 31, 2006 and 2005 was $(588,500) and $372,989, respectively. The sale and leaseback of the Company's land and building for $3,000,000 to a special purpose entity, WM Realty Management, LLC, resulted in a gain of 1,734,700. The reduction in the deferred tax asset of $588,500 represents the realized tax benefit of the loss carryforward.

As of March 31, 2006, the Company's U.S. federal net operating loss carryforward was approximately $1,950,800 for income tax purposes. If not utilized, the federal net operating loss carryforward will expire in 2025. Furthermore, because of over fifty percent changes in ownership, as a consequence of the reverse merger, as defined by Section 382 of the IRC, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

The stock purchase agreement, pursuant to which the Company purchased the outstanding securities of Ranor, provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed. If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company's sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor's former stockholders. The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties. The Company has recorded an expense and a claim against the escrow account in the amount of $81,400. The claim is for the former stockholders' breach of their representations and warranties relating to environmental matters. The Company reflects the recovery of this amount on its March 31, 2006 balance sheet as a reduction in the amount due to the former stockholders and an increase in additional paid in capital.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Manager's consulting fee will be initially set at $200,000 per annum, payable semi-monthly commencing March 1, 2006. In addition to the Management Fee, the manager shall be entitled to a performance bonus determined as follows; The compensation committee of the Board of Directors will set performance objectives for the fiscal year. If the performance objectives are attained or exceeded, the Company will pay the manager a performance bonus equal to two and one-half percent of the Company's cash flow from operations for the fiscal year. In the event that the Company makes an acquisition or dispose of a business segment during a fiscal year, the performance objectives may be revised by the compensation committee to reflect such transaction.

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

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The Minimum Rent payable for each option term will be the grreater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises. Minimum rental for the base year of the lease is $438,000. Effective as of January of each year subsequent to the base year, during the contract and any subsequent extension, a cost of living adjustment will be made to the minimum rental, based on the Consumer Price Index.

The Company has the option to repurchase the property at any time beginning after one year from the date of the agreement, at the appraised market value.

The minimum future lease payments are as follows:

Year Ended March 3,	Amount
2007	$438,000
2008	438,000
2009	438,000
2010	438,000
2011-2015	2,190,000
2016-2021	2,190,000
2022	438,000
Total	$6,570,000

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

Because the Company did not attain EBITDA of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion rate was adjusted (0.85 shares of preferred stock for one share of common stock, a reduction in rate of 15%) and the series A preferred stock became convertible into 9,081,527 shares of common stock. As a result of the Company's failure to meet the EBITDA target for the year ended March 31, 2006, the exercise price of the warrants decreased by 15%, from $.57 to $.4845 and from $.855 to $.7268 per share.

The conversion rate of the series A preferred stock and the exercise price of the warrants are subject to further adjustment if the Company's EBITDA per share, on a fully-diluted basis, is less than $.08568 per share for the year ended March 31, 2007, based on the percentage shortfall from $.08568 per share, from zero up to a maximum adjustment of 15%. The adjustment could result in an increase in the maximum number of shares of common stock being issued upon conversion of the series A preferred stock from 9,081,527 to 10,684,150 shares of common stock and a further reduction in the exercise price of the warrants from $.4845 to $.4118 and from $.7268 to $.6177 per share.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 14. CAPITAL STOCK (Continued)

Preferred stock (Continued)

The Investor or its affiliates will not be entitled to convert the Series A Preferred Stock into shares of Common Stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% ("4.9% Limitation") of the then outstanding number of shares of Common Stock. The agreement provides that this provision cannot be amended.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 15. 2006 LONG-TERM INCENTIVE PLAN

In February 2006 the directors adopted, subject to stockholder approval, the 2006 long-term incentive plan. The purpose of the Company's 2006 Long- Term Incentive Plan ("the Plan") is to attract, retain and reward officers and other key employees, directors, consultants and independent contractors of the Company. The Plan will be administered by a committee of the Company's independent directors. They will determine to what extent incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards, of them, are to be granted pursuant to the Plan, to one or more eligible persons. The total number of shares of Stock reserved and available for distribution under the Plan is 1,000,000 shares of common stock.

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

NOTE 17. CONTINGENT LIABILITIES

Officer employment contract

On February 24, 2006 the Company entered into a new employment agreement with Mr. Stanley Youtt to be chief executive officer of Ranor, Inc. (subsidiary company) until January 31, 2009. Mr. Youtt has been the chief executive officer for the past 3 years. As compensation for services and in consideration of his agreement not to compete the Company agreed to pay him an annual base salary of $200,000 that may be increased by the Board of Directors. The CEO is eligible for an annual cash performance bonus based upon the Company's financial performance as set forth in a resolution of the Board within the first three months of each year. CEO is eligible for any Stock Option Plan, as the Board shall in its sole discretion institute from time to time.

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

Environmental Preservation- Subsequent Event

In the fiscal year ended March 31, 2007 the Company plans to construct a shed to store scrap materials and make a claim for construction costs under the escrow agreement, based on a breach of the seller's representations and warranties relating to environmental compliance. The purpose of the shed is to protect the surrounding soil from any seepage. The estimated cost of constructing the shed is approximately $100,000.

  In the quarter ended June 30, 2006, the Company hired an engineer and constructed an appropriate shed to store scrap materials and protect the surrounding soil from any potential seepage. The Company planned to make a claim for construction costs under the escrow agreement, based on a breach of the former shareholders’ (sellers’) representations and warranties relating to environmental compliance. The construction work was completed at a cost of $81,400. On March 31, 2006, the Company charged the $81,400 remediation-construction obligation to the amount due to sellers and included it in accrued expenses. In February 2007, pursuant to an agreement with the sellers, the Company received $500,000 from the funds established under the escrow agreement. The construction cost of $81,400 was reimbursed from these funds. The cost of environmental compliance was $86,975 for the year ended March 31, 2006. The cost of the chip bin construction was approximately $110,000. We believe that we are currently in compliance with applicable environmental regulations and that our current ongoing obligations at its present facilities will not be material.