Form 10QSB/A
period 2006-06-30
TECHPRECISION CORP
filed 2007-06-15
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB/A
Amendment No. 1

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

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited balance sheet at June 30, 2006	2
Unaudited statements of operations for the three months ended June 30, 2006 and 2005	3
Unaudited statement of stockholders’ equity for the three months ended June 30, 2006	4
Unaudited statements of cash flows for the three months ended June 30, 2006 and 2005	5
Notes to financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Controls and Procedures	22
Part II. Other Information
Item 6. Exhibits	22

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2006	2006
CURRENT ASSETS
Cash and cash equivalents	$679,845	$492,801
Restricted cash-indemnification obligation escrow	950,000	950,000
Accounts receivable, less allowance for doubtful
accounts of $25,000 at June 30 and March 31, 2006 and 2005	2,753,036	2,481,619
Other receivables	24,708	25,665
Costs incurred on uncompleted contracts,
net of allowance for loss and progress billings	1,108,463	1,306,589
Inventories- raw materials	221,297	214,148
Prepaid expenses	220,462	386,475
Deferred loan costs, net	56,825	207,402

Total current assets	6,014,636	6,064,699

Property, plant and equipment, net	2,472,834	2,556,994
Other assets deferred loan cost, net	44,460	46,127
Total assets	$8,531,930	$8 , 667,820

CURRENT LIABILITIES
Accounts payable	$986,166	$691,054
Accrued expenses	442,999	561,848
Due to prior shareholders under escrow obligation	843,600	843,600
Current maturity of long-term debt	576,934	576,934
Mortgage payable	3,200,000	3,300,000

Total current liabilities	6,049,699	5,973,436

LONG-TERM DEBT
Notes payable- noncurrent	3,298,185	3,442,467

STOCKHOLDERS’ DEFICIT
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding at June 30 and March 31, 2006	2,538,233	2,150,000
Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and 9,967,000 issued and outstanding on June 30, and March 31, 2006, respectively.	1,002	997
Paid in capital	1,248,377	1,240,821
Accumulated deficit	(4,603,566)	(4,139,901)

Total stockholders’ deficit	(815,954)	(748,083)

	$8,531,930	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2006		2005
Net sales		$4,198,530	$5,416,838

Cost of sales		3,410,005	4,503,686

Gross profit		788,525	913,152
Operating expenses:
Salaries and benefits		207,387	261,531
Professional Fees		99,908	8,421
Selling, general and administrative		223,154	234,687
Total operating expenses		530,449	504,639

Income (loss) from operations		258,076	408,513

Other income (expenses)
Interest expense		(183,239)	(280,300)
Finance cost		(150,477)	—
Interest income		212	3,014
Total other income		(333,504)	(277,286)

Income (loss) before income taxes		(75,428)	131,227
Provision for income taxes			(3,100)

Net Income (loss)	$	(75,428)	$128,127
Preferred stock deemed dividend		(388,233)	—

Loss to common stockholders		(463,661)	128,127

Net income (loss) per share of common stock (basic and diluted)		(.05)	.02

Weighted average number of shares of common stock outstanding (basic and diluted)		9,991,462	8,089,000

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	11,220,000	7,719,250	2,150,000	9,967,000	997	1,240,821	(4,139,901)	(748,083)

Shares issued for employee services				42,000	5	7,556		7,561
Preferred Stock Deemed Dividend			388,233				(388,233)	—
Loss for period							(75,432)	(75,432)
Balance June 30, 2006	11,220,000	7,719,250	2,538,233	10,009,000	1,002	1,248,377	(4,603,566)	(815,954)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2006		2005
DECREASE IN CASH AND CASH EQUIVALENTS CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	$	(75,432)	$128,127
Noncash items included in net loss:
Depreciation and amortization		256,030	103,081
Shares issued for services		7,561	—
Changes in assets and liabilities:
Accounts receivable		(270,460)	1,973
Inventory		(7,149)	11,805
Costs on uncompleted contracts		198,126	(304,138)
Prepaid expenses		166,013	25,650
Accounts payable and accrued expenses		176,263	(423,802)

Net cash used in operating activities		450,952	(457,304)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment		(19,626)	(62,547)

Net cash used in investing activities		(19,626)	(62,547)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes		(144,282)	(1,356)
Payment of mortgage note		(100,000)	—

Net cash provided by (used in) financing activities		(244,282)	(1,356)

Net increase (decrease) in cash and cash equivalents		187,044	(521,207)
CASH AND CASH EQUIVALENTS, beginning of period		492,801	1,226,030

CASH AND CASH EQUIVALENTS, end of period		$679,845	$704,823

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three months ended June 30,
	2006	2005

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$189,302	$186,972
Income taxes	39,088	$3,100

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS

The beneficial effect of the reduction in conversion price of preferred stock to common stock from $.285 to $.24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares and is reflected as a preferred stock deemed dividend.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs) . Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. We have a VIE, WM Realty Management, that we have determined will qualify for consolidation. We have consolidated this VIE for the period ended June 30, and March 31, 2006 and the most significant impact to our financial statements is to include the mortgage of $3.3 million and to eliminate the gain of $1.7 million and to show the land and building at the value on the books of Ranor prior to the sale.

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

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1). The Company recognizes revenues based upon the units-of-delivery method. The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.

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

The stock purchase agreement, pursuant to which the Company purchased the outstanding securities of Ranor, provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed.  If the sellers had breached any of their representations and warranties under the stock purchase agreement, the Company’s sole recourse is against the escrow account. To the extent that there is no claim against the escrow by one year from the closing, the escrow account is paid to Ranor’s former stockholders.  The Company is entitled to recover from the escrow an amount equal to its damages sustained as a result of a breach by the selling stockholders of their representations and warranties. In the quarter ended June 30, 2006, the Company hired an environmental consultant at a cost of $81,400. This consultant outlined the requirement for the construction of a shed to protect the Company’s machining chips. The Company has since constructed an appropriate shed to store scrap materials and protect the surrounding soil from any potential seepage. The Company planned to make a claim for construction costs under the escrow agreement, based on a breach of the former shareholders’ (sellers’) representations and warranties relating to environmental compliance. The construction work was completed at a cost of $110,000. On March 31, 2006, the Company charged the $81,400 remediation-construction obligation to the amount due to sellers and included it in accrued expenses.

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

Because the Company did not attain EBITDA of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion price was adjusted from $.285 to $.24225, a reduction of 15%, with the result that the series A preferred stock became convertible into 9,081,527 shares of common stock. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $ .285 to $ .24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares and is treated as a preferred stock deemed dividend. As a result of the Company’s failure to meet the EBITDA target for the year ended March 31, 2006, the exercise price of the warrants decreased by 15%, from $.57 to $.4845 and from $.855 to $.7268 per share.

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

	Three months ended June 30,
	2006		2005

Net income (loss)		$(75,428)	$128,127
Basic-weighted average shares outstanding		9,991,462	8,089,000
Effect of dilutive potential securities		N/A	N/A
Diluted- weighted average shares outstanding		N/A	N/A
Basic EPS	$	( .01)	$.02
Diluted EPS		N/A	N/A

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

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The units of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specifies contract prices and delivery terms. The company recognizes revenues only when the collection prospects are reasonable.

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

•
The Company placed $925,000 of the purchase price into escrow. The escrow was to be the sole source for payment of any liability the former Ranor stockholders may have as a result of any breach of the representations and warranties under the Ranor Agreement.

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

Results of operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2006 and 2005, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
Net sales	$4,199	100.00%	$5,417	100.00%
Cost of sales	3,410	81.20%	4,504	83.10%
Gross Profit	789	18.78%	913	16.86%
Selling, general and administrative	530	12.60%	505	9.32%
Income (loss) from operations	258	6.10%	409	7.54%
Interest Expense	(183)	-4.36%	(280)	-5.17%
Other income (loss)	(150)	-3.57%	3	0.06%
Loss before income taxes	(75)	-1.80%	131	2.42%
Provision for income taxes	—	.00%	3	0.06%
Net loss	(75)	-1.80%	128	2.37%
Preferred stock deemed dividend	(388)	-9.24%	--	--
Net income (loss) to common stockholders	(464)	-11.05%	128	2.37%

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

Total selling, administrative and other expenses for quarter ended June 30, 2006 were $530,449, compared to $504,639 for quarter ended June 30, 2005, an increase of $25,810, or 5%. Significant components of total expenses for June 30, 2006 include $207,387 of salaries and related payroll taxes, $31,871 of travel and entertainment expenses and $99,908 for legal and accounting fees, compared with $261,531 of salaries and related payroll taxes (a decrease of $54,144 or 20%), $21,581 of travel and entertainment expenses and $8,421 for legal and accounting fees for quarter ended June 30, 2005. The finance costs for quarter ended June 30, 2006 were $150,477. The finance cost relate to the current liability for the mortgage on the Company’s land and building (which is owned by WM Realty Management, a related party). We did not incur any amortization expenses in the quarter ended June 30, 2006.

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

Because of contractual obligations to preferred stockholders, we were required to adjust the conversion price of preferred stock to common stock in the first quarter of the fiscal year. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $ .285 to $ .24225 was $.04275 per share for a total of $388,233 which was recognized as a preferred stock deemed dividend. This was a non-cash transaction.

As a result of the foregoing, our net loss to common stockholders for the quarter ended June 30, 2006 period was $463,661 or $.05 per share (basic and diluted), as compared to net income of $128,127, or $.02 per share (basic and diluted), for quarter ended June 30, 2005.

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

Although we incurred $4,000,000 in bank debt and, pursuant to FIN 46, the $3,200,000 in mortgage debt which is owed by WM Realty Management, a related party special purpose entity, the former debt to the related parties in the amount of approximately $10,000,000 was settled for payments totaling $8,975,000 of which $8,000,000 was principal and $975,500 was interest. In addition, interest of $222,944 to the former stockholders was cancelled.

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

For the quarter ended June 30, 2006, we had cash flow from operations of $450,952, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of $873,711. We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the quarter ended June 30, 2006 notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses, including $200,000 pursuant to a management agreement with Techprecision, as well as additional expenses which we are incurring as a public company. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

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

TECHPRECISION CORPORATION (Registrant)

Dated: June 13, 2007	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: June 13, 2007	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer