Form 10QSB/A
period 2006-09-30
TECHPRECISION CORP
filed 2007-06-15
CIK 1328792

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

Index

Page
Part I. Financial Information

Item 1. Financial Statements

Unaudited balance sheet at September 30, 2006 and audited balance sheet at March 31, 2006	2
Unaudited statements of operations for the three months and six months ended September 30, 2006 and 2005	3
Unaudited statement of stockholders’ equity for the six months ended September 30, 2006	4
Unaudited statements of cash flows for the six months ended September 30, 2006 and 2005	5
Notes to financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	24

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEETS

		Audited
	SEPTEMBER 30,	MARCH 31,
	2006	2006
CURRENT ASSETS
Cash and cash equivalents	$472,670	$492,801
Restricted cash-indemnification obligation escrow	930,000	950,000
Accounts receivable, less allowance for doubtful accounts of $25,000 at September 30, 2006 and March 31, 2006	2,301,177	2,481,619
Other receivables	18,735	25,665
Costs incurred on uncompleted contracts, net of allowance for loss and progress billings	1,494,633	1,306,589
Inventories- raw materials	191,994	214,148
Prepaid expenses	217,386	386,475
Deferred loan costs, net	—	207,402

Total current assets	5,626,595	6,064,699

Property, plant and equipment, net	2,536,066	2,556,994
Other assets deferred loan cost, net	42,793	46,127
Total assets	$8,205,454	$8,667,820

CURRENT LIABILITIES
Accounts payable	$800,807	$691,054
Accrued expenses	386,212	561,848
Due to prior stockholders under escrow obligation	843,600	843,600
Current maturity of long-term debt	576,934	576,934
Mortgage payable	3,150,000	3,300,000

Total current liabilities	5,757,553	5,973,436

LONG-TERM DEBT
Notes payable- noncurrent	3,154,368	3,442,467

STOCKHOLDERS’ DEFICIT
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,719,250 shares issued and outstanding at September 30, 2006 and March 31, 2006	2,538,233	2,150,000

Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and 9,967,000 issued and outstanding on September 30, 2006 and March 31, 2006, respectively.	1,002	997
Paid in capital	1,271,877	1,240,821
Accumulated deficit	(4,517,579)	(4,139,901)

Total stockholders’ deficit	(706,467)	(748,083)

	$8,205,454	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$3,716,741	$3,659,921	$7,915,271	$9,076,759

Cost of sales	2,842,462	3,314,953	6,252,467	7,818,639

Gross profit	874,279	344,968	1,662,804	1,258,120

Professional expense	41,100	20,123	152,158	50,145
Payroll and related costs	306,651	376,431	650,411	768,458
Other selling, general and administrative	198,945	51,079	273,324	133,669

Total	546,696	447,633	1,075,891	952,272

Income (loss) from operations	327,583	(102,665)	586,911	305,848

Other income (expense)
Interest expense	(181,033)	(280,190)	(364,272)	(560,490)
Finance costs	(61,018)	—	(212,747)	—
Interest income	454	2,867	663	5,881

	(241,597)	(277,323)	(576,356)	(554,609)

Income (loss) before income taxes	85,986	(379,988)	10,555	(248,761)

Provision for income taxes	(21,000)	—	(2,500)	(3,100)
Tax Benefit	21,000	—	2,500	—

Net Income (loss)	$85,986	$(379,988)	$10,555	$(251,861)

Preferred stock deemed dividend		—	(388,233)	—

Net income (loss) to common stockholders	85,986	(379,988)	(377,678)	(251,861)

Weighted average number of common stares outstanding	10,009,000	8,089,000	10,005,557	8,089,000

Weighted Average number of shares outstanding adjusted for dilutive securities	19,090,527	8,089,000	19,087,084	8,089,000

Net income (loss) per share (basic)	$.01	$(.05)	$(.04)	$(.03)
Net income (loss) per share (diluted)	$.00	$(.05)	$(.04)	$(.03)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

Contributed capital						10,000	0	10,000
Shares issued for employee services				42,000	5	7,556		7,561
Grant of options to directors						13,500		13500
Preferred stock deemed dividend			388,233				(388,233)
Net income for period							10,555	10,555
Balance September 30, 2006	11,220,000	7,719,250	$2,538,233	10,009,000	$1,002	$1,271,877	$(4,517,579)	$(706,467)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2006	2005

DECREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	10,555	(251,862)
Noncash items included in net loss:
Depreciation and amortization	418,823	206,546
Shares issued for services	7,561
Expense for equity-based incentives	13,500
Changes in assets and liabilities:
Accounts receivable	187,372	(676,365)
Inventory	22,154	(46,529)
Costs on uncompleted contracts	(188,044)	(58,297)
Prepaid expenses	169,089	(23,979)
Accounts payable and accrued expenses	(65,883)	262,810

Net cash provided by (used in) operating activities	575,127	(587,676)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(187,159)	(67,244)

Net cash used in investing activities	(187,159)	(67,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes	(288,099)	(2,270)
Release of escrow	20,000	—
Payment of mortgage note	(150,000)	—
Contribution of capital	10,000	—

Net cash provided by (used in) financing activities	(408,099)	(2,270)

Net increase (decrease) in cash and cash equivalents	(20,131)	(657,190)

CASH AND CASH EQUIVALENTS, beginning of period	492,801	1,226,028

CASH AND CASH EQUIVALENTS, end of period	472,670	568,838

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six months ended September 30,
	2006	2005
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$189,302	$186,972
Income taxes	$39,088	$3,100

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS

The beneficial effect of the reduction in conversion price of preferred stock to common stock from $ .285 to $ .24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares.

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

Depreciation expense for the periods ended September 30, 2006 and 2005 were $208,086 and $ 206,546, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated VIE under Fin 46 R) are collateral for the $3,300,000 mortgage loan, and other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method. The Company recognizes revenues based upon the units-of-delivery method. The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company products allow the Company to offset the progress payments against the costs incurred.

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

	September 30, 2006	March 31, 2006
Deferred costs expiring in one year or less:
Deferred mortgage costs	$323,261	$265,943
Less: accumulated amortization	(323,261)	(58,541)

	$-0-	$207,402
Deferred costs expiring after one year:
Deferred loan costs	$46,852	$46,852
Accumulated amortization	(4,059)	(725)

	$42,793	$46,127

NOTE 6. LONG-TERM DEBT

The following debt obligations, outstanding on September 30 and March 31, 2006:

	September 30, 2006	March 31, 2006
Sovereign Bank- Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest.
Final payment due on March 1, 2013.	$3,714,286	$4,000,000

Automobile Loan
monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009.	17,016	19,401
	3,731,302	4,019,401
Principal payments due within one year	(576,934)	(576,934)

Principal payments due after one year	$3,154,368	$3,442,467

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

NOTE 10 CAPITAL STOCK

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Because the Company did not attain EBITDA of $.04613 per share for the year ended March 31, 2006 on a fully-diluted basis, as defined, the conversion price was adjusted from $.285 to $.24225, a reduction of 15%, with the result that the series A preferred stock became convertible into 9,081,527 shares of common stock. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $.285 to $.24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares, which was recognized as a preferred stock deemed dividend. As a result of the Company’s failure to meet the EBITDA target for the year ended March 31, 2006, the exercise price of the warrants decreased by 15%, from $.57 to $.4845 and from $.855 to $.7268 per share.

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

	Six months ended September 30,
	2006	2005

Net income (loss)	$(377,678)	$(248,761)
Basic-weighted average shares outstanding	10,005,557	8,089,000
Basic EPS	$(.04)	$(.03)
Effect of dilutive potential securities	0	-0-
Dilutive weighted average shares outstanding	10,005,557	8,089,000
Dilutive earnings per share	$(.04)	$(.03)

The assumed exercise of outstanding stock options has been excluded from the calculations of earnings per share for the six months ended September 30, 2006 as their effect is antidilutive.

NOTE 12. SUBSEQUENT EVENTS

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

We lease our facilities from WM Realty which is an affiliated entity, to whom we sold the real property in February 2006. Because WM Realty is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.” Our financial condition, principally our working capital, is affected by the terms of WM Realty’s mortgage. WM Realty initially financed its purchase of the property with a six-month mortgage, which initially matured on August 1, 2006 and was extended. Because of the terms of the mortgage, at June 30, 2006 and September 30, 2006, the mortgage loan was reflected as a short-term loan in the principal amount of the loan. As a result, we had a deficiency in working capital of $130,958 at September 30, 2006. Further, our financial statements for the six months ended September 30, 2006, also reflect approximately $57,418 in expenses relating to the extension of the old mortgage. In October 2006, the real estate was refinanced with a ten-year mortgage with interest at 6.75%. As a result, commencing with our December 31, 2006 balance sheet, our short-term liability with respect to this mortgage will reflect the only current amortization. The cost of refinancing, which was approximately $104,000, will be amortized over the term of the loan.

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

Results of operations

The following table sets forth information from our statements of operations for the six and three months ended September 30, 2006 and 2005, in dollars and as a percentage of revenue (dollars in thousands):
	(Dollars in thousands)
	Six Months Ended September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
Net sales	$7,915	100%	$9,077	100%	$3,717	100%	$3,660	100%
Cost of sales	6,252	79%	7,818	86%	2,842	76%	3,315	91%
Gross profit	1,663	21%	1,258	14%	874	24%	345	9%
Total selling, general,administrative and other	1,076	14%	952	10%	547	15%	448	12%
Income (loss) from operations	587	9%	307	3%	328	7%	(103)	(3%)
Interest expense, net	(364)	5%	(555)	6%	(181)	5%	(277)	(8%)
Finance charge	(212)	3%			(61)	2%
Income (loss) before income taxes	11	0%	(248)	(3% )	86	2%	(380)	(10%)
Provision for income taxes	—	0%	3	0%	—	0%	—	0%
Net income (loss)	11	0%	(251)	(3% )	86	2%	(380)	(10%)
Preferred stock deemed dividend	(388)	(5% )	—	—	—	—	—	—
Income (loss) to common stockholders	(377)	(5%)	(251)	(3% )	86	2%	(380)	(10%)

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

Total selling, administrative and other expenses for the September 2006 period were $1,076,000, compared to $952,000 for the September 2005 period, an increase of $124,000, or 13%. The following table sets forth information as to the different components of selling, general and administrative expenses.

			Change
Category	September 2006 Period	September 2005 Period	Dollars	Percent
Payroll, including payroll taxes	$650,000	$768,000	$(118,000)	(15%)
Professional fees	152,000	50,000	102,000	204%
Other selling, general and administrative	273,000	133,000	140,000	105%

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

Interest expense for the September 2006 period was $364,000 compared with $560,000 for the September 2005 period. The decrease in interest expense reflects both a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006 and a lower interest rate. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. WM Realty is a special purpose entity which is consolidated with us. Costs relating to WM Realty include $212,000 debt service charges and amortization of closing and interest of $186,000 on WM Realty’s mortgage obligation, which is included in our interest expense. At September 30, 2006, our debt was $6,880,000, including the $3,150,000 mortgage debt of WM Realty. The average interest rate was 10% for the September 2006 period as compared with 14% for the September 2005 period.

Because of contractual obligations to preferred stockholders, the company was required to adjust the conversion price of preferred stock to common stock in the first quarter of the fiscal year. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $ .285 to $ .24225 was $.04275 per share for a total of $388,000 which was recognized as a preferred stock deemed dividend.

As a result of the foregoing, we generated net income for the September 2006 period of $10,000 or less than $.01 per share (basic and diluted), as compared to a net loss of $252,000, or $.03 per share (basic and diluted), for September 2005 period. The company had a loss of $378,000 to common stockholders, or (.04) per share (basic and diluted) as a result of recognizing a deemed dividend to preferred stockholders because of a reduction in the conversion price of preferred stock, which resulted in an increase in the number of shares of common stock issued upon conversion of the preferred stock.

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

			Change
Category	September 2006 Quarter	September 2005 Quarter	Dollars	Percent
Payroll, including payroll taxes	$307,000	$376,000	$(69,000)	(18%)
Professional fees	41,000	20,000	21,000	105%
Other selling, general and administrative	199,000	51,000	148,000	290%

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

Interest expense for the September 2006 quarter was $181,000 as compared to $280,000 for the September 2005 quarter, a decrease of $99,000, or 35%. The decrease is a result of lower interest rates charged on the present outstanding debt of $6,881,302 as compared to the outstanding debt of $8,000,000 for the period of 2005 and up to the refinancing on February 24, 2006. The average interest rate was 10% for the September 2006 quarter as compared with 14% for the September 2005 quarter. Further, WM Realty is a special purpose entity, which is consolidated with us. Costs relating to WM Realty include $61,000 debt service charges and amortization of closing costs, and interest of $93,000 on WM Realty’s mortgage obligation, all of which is included in our interest expense for the September 2006 period.

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

For the September 2006 period, we had cash flow from operations of $575,000, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of $874,000. We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the September 2006 period notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses resulting from being a public company and we pay annual compensation of $200,000 pursuant to a management agreement with Techprecision. Offsetting these cost increases is the elimination of compensation that was paid to the former stockholders of Ranor.

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

TECHPRECISION CORPORATION (Registrant)

Dated: June 13 , 2007	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: June 13, 2007	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer