Form 10QSB/A
period 2006-12-31
TECHPRECISION CORP
filed 2007-06-15
CIK 1328792

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
7,719,250 shares issued and outstanding at December 31, 2006 and
March 31, 2006	2,538,233	2,150,000
Common stock - par value $.0001 authorized 90,000,000, 10,009,000 and
9,967,000 issued and outstanding on December 31, 2006 and March 31, 2006, respectively.	1,002	997
Paid in capital	1,351,127	1,240,821
Accumulated deficit	(4,229,860)	(4,139,901)

Total stockholders’ deficit	(339,498)	(748,083)

	$8,930,989	$8,667,820

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Net sales	$5,533,541	$4,636,980	$13,448,811	$13,713,739

Cost of sales	4,534,415	3,986,124	10,786,882	11,804,763

Gross profit	999,125	650,857	2,661,929	1,908,977

Professional expense	198,633	15,299	350,791	65,444
Payroll and related costs	333,021	341,242	983,432	1,109,700
Other selling, general and administrative	36,342	115,862	309,667	249,561

Total	567,997	472,403	1,643,890	1,424,705

Income from operations	431,128	178,454	1,018,038	484,272

Other income (expense)
Interest expense	(141,991)	(280,359)	(506,263)	(840,849)
Finance costs	(1,939)	—	(214,686)	—
Interest income	523	2,826	1,186	8,707

	(143,407)	(277,533)	(719,763)	(832,142)

Income (loss) before income taxes	287,721	(99,109)	298,276	(347,870)

Provision for income taxes	(100,702)	—	(104,397)	—
Tax Benefit	100,702	—	104,397	—

Net Income (loss)	$287,721	$(99,109)	$298,276	$(347,870)

Preferred stock deemed dividend	—	—	(388,233)	—

Net income (loss) to common stockholders	287,721	(99,109)	(89,957)	(347,870)

Weighted average number of shares of common stock outstanding (basic)	10,009,000	8,089,000	10,005,557	8,089,000

Weighted Average number of shares of common stock outstanding (diluted)	19,090,527	8,089,000	10,005,5571	8,089,000

Net income (loss) per share (basic)	$.03	$(.05)	$(.01)	$(.03)
Net income per share (diluted)	$.02	$(.05)	$(.01)	$(.03)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)		$(748,083)

Contributed capital	—	—	—	—	—	89,250	0		89,250
Shares issued for employee services	—	—	—	42,000	5	7,556	—		7,561
Grant of options to directors	—	—	—	—	—	13,500	—		13500
Preferred stock deemed dividend	—	—	388,233	—	—	—	(388,233)		—
Net income for period	—	—	—	—	—	—	298,276		10,555
Balance December 31, 2006	11,220,000	7,719,250	$2,150,000	10,009,000	$1,002	$1,351,127	$ (3,841,625)	$	(339,496)

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

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS

The beneficial effect of the reduction in conversion price of preferred stock to common stock from $.285 to $.24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares. The beneficial effect increased the preferred stock and accumulated deficit of the Company.

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

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specifies contract prices and delivery terms . The company recognizes revenues only when the collection prospects are reasonable.

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

Results of operations

Nine Months Ended December 31, 2006 and 2005

The amounts and percentages of changes in revenues and expenses and percentage of each expense to total revenues, for the nine months ended December 31, 2006 as compared to 2005 are presented in the following table:

	Nine Months Ended December 31,				Increase (Decrease)
	2006		2005		2006 Compared to 2005
		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	Percentage

Net sales	$13,448,811	100%	$13,713,739	100%	$(264,928)	-2%
Cost of sales	10,786,882	80%	11,804,763	86%	(1,017,881)	-9%

Gross profit	2,661,929	20%	1,908,977	14%	752,952	39%
		0%		0%
Professional expense	350,791	3%	65,444	0%	285,347	436%
Payroll and related costs	983,432	7%	1,109,700	8%	(126,268)	-11%
Other general and administrative	309,667	2%	249,561	2%	60,106	24%

Total operating expenses	1,643,890	12%	1,424,705	10%	219,185	15%

Income (loss) from operations	1,018,038	8%	484,272	4%	533,766	110%

Other income (Expenses)
Interest expense	(506,263)	-4%	(840,849)	-6%	334,586
Finance costs	(214,686)	-2%		0%	(214,686)
Interest income	1,186	0%	8,707	0%	(7,521)	-86%

	(719,763)	-5%	(832,142)	-6%	112,379	-14%

Income (loss) before income taxes	$298,276	2%	$(347,870)	-3%	$646,146	-186%
Preferred stock deemed dividend	(388,233)	3%	—	—	(388,233)	—
Net income (loss) to common stockholders	$(89,957)	-1%	(347,870)	-3%	646,146	-186%

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

TECHPRECISION CORPORATION
(Registrant)

Dated: June 13, 2007	By:	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: June 13, 2007	By:	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer