Form 10KSB
period 2007-03-31
TECHPRECISION CORP
filed 2007-07-02
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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
Yes ☐ No ☒.

State issuer’s revenue for its most recent fiscal year: $19,086,209

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant is not determinable since there is no market for the common stock.

There were 10,049,000 shares of the Company’s common stock, $.0001 par value, outstanding as of June 25, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1. Business.

Our Business

Through our wholly-owned subsidiary, Ranor, Inc., we produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, shipbuilding, industrial, aerospace and alternative energy applications. Our principal services are metal fabrications, machining and engineering. Each of our contracts covers a specific product. We produce products for our customers, but do not distribute such products on the open market. We render our services under “build to print” purchase orders with our clients. However, we also help our customers to analyze and develop their projects for constructability by providing engineering services which are included in our charges to our customers pursuant to a purchase order covering such services.

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

About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. Our name was changed to Techprecision Corporation. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor, Inc., a Delaware corporation, and, since February 24, 2006, our sole business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to Techprecision Corporation. Prior to the acquisition of Ranor, Lounsberry was not engaged in any business activity and was considered a blank check company.

Ranor, together with its predecessor, which was also named Ranor, has been in business since 1956. Ranor’s predecessor was sold by its founders in 1999 to Standard Automotive Corporation through its subsidiary Critical Components Corporation. From June 1999 until August 2002, Ranor’s predecessor was operated by Critical Components. In December 2001, Standard filed for protection under the Bankruptcy Code, and Ranor’s predecessor operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard’s holdings were sold.

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

As noted in the preceding table, $925,000 of the purchase price was placed in escrow as security for the obligations of the former Ranor stockholders for indemnity for any breach of the sellers’ representations and warranties. In February 2007, we entered into a settlement agreement with the former Ranor stockholders pursuant to which we received $500,000 from the escrow fund in settlement for claims that we made for breach of representations and warranties relating to environmental matters, and the balance of the escrow, together with accrued interest, was paid to Green Mountain Partners and Phoenix Life Insurance Company in respect of their preferred stock interest.

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

In connection with the acquisition of Ranor, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 5,610,000 shares of common stock at $.57 per share and 5,610,000 shares of commons stock at $.855 per share. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. As a result of our failure to meet targeted levels of EBITDA for the years ended March 31, 2006 and 2007, (i) the conversion price of the series A preferred stock was reduced from $.285 to $.218025, with the result that the series A convertible preferred stock became convertible into 10,090,586 shares of common stock, and (ii) the exercise prices of the warrants were reduced from $.57 to $.43605 and from $.855 to $.654075, with no adjustment in the number of shares issuable upon exercise of the warrants.

•
We purchased 928,000 shares of common stock form Capital Markets Advisory Group, LLC, which was then our principal stockholder, for $160,339 and paid $39,661 of debt to Capital Markets, using the proceeds from the sale of the preferred stock. The control person for Capital Markets is Steven Hicks.

•
We issued 7,997,000 shares of common stock to the members of Ranor Acquisition LLC, which was the party to an August 17, 2005 agreement to purchase the stock of Ranor, for which Ranor Acquisition advanced funds on our behalf and assigned its rights under the Ranor stock purchase agreement, and we assumed Ranor Acquisition’s obligations under that agreement.

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

Our executive offices are located at Bella Drive, Westminster, MA 01473, telephone (978) 874-0591. Ranor’s website is www.ranor.com. Information on Ranor’s website or any other website is not part of this annual report on Form 10-KSB.

References in this prospectus to “we,” “us,” “our” and similar words refer to Techprecision Corporation and its subsidiary, Ranor, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Ranor.

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

RISKS RELATING TO OUR BUSINESS

We cannot assure you that we will be able to operate profitably.

Although we generated modest net income for the year ended March 31, 2007, we incurred losses in the years ended March 31, 2006 and 2005, and we cannot assure you that we will be able to operate profitably in the future. Further, as a result of the reverse acquisition and our status as a reporting company, our ongoing expenses have increased significantly. Our failure to generate sufficient revenue, to reduce expenses or to obtain financing to cover our increased level of expenses could impair our ability to continue in business.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may impair our operations.

At March 31, 2007, we had working capital of approximately $3,397,887. The only funding available to us, other than our cash flow from operations, is $500,000 capital equipment facility and a $2.0 million revolving credit line with a bank. We cannot assure you that this facility will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts and to develop our business. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss. To the extent that we require financing, the absence of a public market for our common stock, the terms of our February 2006 private placement and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional equity capital if required for our present business or for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the Barron Partners. Further, since Barron Partners has a right of first refusal with respect to future financings, this right may affect our ability to obtain financing from other sources.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue. We must bid or negotiate each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Because a significant portion of our revenue is derived from services rendered from the defense, aerospace, nuclear, industrial and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services, including changes in federal budgeting which may reduce the budget of those agencies that either engage us directly or affect the contracts of private sector clients for whom we perform services as subcontractors under prime contracts with government agencies.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2007, our three largest customers accounted for approximately 44% of our revenue, and each of these customer accounted for less than 10% of revenue during both the year ended March 31, 2006 and the year ended March 31, 2005. For the year ended March 31, 2006, our two largest customers accounted for approximately 28% of our revenue, and each of these customers accounted for less than 10% of our revenue in the fiscal year ended March 31, 2005 and the year ended March 31, 2007. To the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably.

Because our customers include major defense contractors, our size and financial condition may place us at a competitive disadvantage in seeking business.

There are a large number of domestic and foreign companies, some of which are considerably larger and better capitalized than we are, with which we compete for business. Foreign companies may have lower manufacturing costs than we have, which may give them a competitive advantage. Since much of our contracts are generated from a request for proposal (RFP) by a prime contractor under a government contract, to the extent that a competitor is able to design the specifications, that competitor may have a competitive advantage. We may also be at a competitive disadvantage to the extent that competitors have existing relationships with the prime contractor. We may spend substantial sums analyzing and preparing a bid and not be awarded a contract. Furthermore, we may not be given the opportunity to comment on the proposed terms of the bid before the bid is issued. Since our customers include major defense customers, our failure to satisfy potential customers as to our financial health may prevent us from obtaining business.

Because a significant portion of our contracts are awarded through a competitive bidding process, we cannot be assured of obtaining business.

A significant portion of our contracts result from a competitive bidding process which entails risks not present in other circumstances. We may spend substantial sums analyzing and preparing a bid and not be awarded a contract. Furthermore, we may not be given the opportunity to comment on the proposed terms of the bid, and it is possible that an RFP may be tailored to meet the specifications of a competitor. Our failure to receive contracts on which we bid could significantly impair our ability to continue in business.

Because our revenue is generated pursuant to contracts that are limited to specific projects, our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

Because our business is based upon manufacturing products pursuant to purchase orders, we need to generate new business on a continuing basis. To the extent that we do not have new contracts in place when we complete our work pursuant to existing contracts, our revenue may decline until and unless we generate revenue from new contracts. Furthermore, changes in contracts also affect the results of our operations on a period to period basis. As a result, our revenue and operating results have fluctuated from quarter to quarter significantly in the past, and such fluctuations may continue in the future. A substantial portion of our operating expenses is related to personnel costs, depreciation and rent which cannot be adjusted quickly and, therefore, cannot be easily reduced in response to lower revenue levels or changes in client requirements. Due to these factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. These factors could cause the market price of our stock to fluctuate substantially.

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

Purchase orders from our customers require the precision manufacturing of products to very close tolerances which are required in the industries to which we market our services. Our failure to meet these tolerances could result in both cost overruns on a particular contract and a loss of our reputation, which would significantly impair our ability to generate contracts.

Because a significant portion of our business is as a government subcontractor, our failure or the failure of the prime contractor to comply with government procurement and other regulations could result in a loss of business.

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

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock, create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions, including the issuance of common stock. Thus, there is no restriction on our issuing common stock or preferred stock without the consent of the holders of our common stock. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include a management report on internal controls over financial reporting in our Form 10-KSB annual report for the year ended March 31, 2008, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended March 31, 2009. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

Although we are registered pursuant to the Securities Exchange Act of 1934, we have approximately 82 stockholders and there is no public market for our common stock. None of the presently outstanding shares of common stock may be sold except pursuant to an effective registration statement. We have filed a registration statement to enable our stockholders to sell shares of our common stock; however, as of the date of this annual report, the registration statement has not been declared effective. Neither the filing nor the effectiveness of the registration statement will assure a public market for our common stock. Accordingly we cannot assure you that there will be any public market for our common stock.

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

We are required to pay liquidated damages because the registration statement of which this prospectus is a part was not declared effective in a timely manner and we may be required to pay liquidated damages if we do not maintain a board consisting of a majority of independent directors.

The registration rights agreement which we executed in connection with the February 2006 private placement required us to file a registration statement by April 25, 2006 and to have the registration statement declared effective by the SEC by August 23, 2006. Since we failed to meet the required deadline for this registration statement to be declared effective, as a result of an amendment to the registration rights agreement, we are required to issue 33,212 shares of series A preferred stock to Barron Partners, which shares are recorded as outstanding at March 31, 2007. In addition, if the registration statement is not declared effective by October 15, 2007, liquidated damages will accrue at the rate of 531 shares of series A preferred stock for each day after October 15, 2007 that the registration statement has not been declared effective.

The purchase agreement relating to the February 2006 private placement requires us to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and the compensation committee with have a majority of independent directors. Although we presently meet these requirements, our failure to continue to meet these requirements could result in our payment of liquidated damages that could be payable in cash or by the issuance of additional shares of series A preferred stock, as the investors shall determine. Our maximum liability under this provision is $396,000.

Because the holder of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable if the underlying shares are subject to an effective registration statement, and accordingly, the holders have the cashless registration rights until the effective date of the registration statement and thereafter if the warrants are not subject to a current and effective registration statement. As of the date of this annual report, none of the shares of common stock issuable upon exercise of the warrants have been registered pursuant to the Securities Act of 1933, and, as a result, the holders of those warrants, which cover the right to purchase 11,220,000 shares of common stock, have cashless exercise rights with respect to the underlying shares. To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.

The issuance and sale of the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, including those that are covered by this prospectus, the 20,301,527 shares of common stock so issuable would constitute approximately 67% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provision of the registration rights agreement. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

General

We perform large metal fabrications and precision machining operations for large military, commercial, nuclear, shipbuilding, industrial, aerospace and alternative energy applications. Our principal services are large metal fabrications, machining and engineering. Metal fabrication is the process of fitting and forming certain grades of metal alloys pursuant to the design drawings furnished to us by our customers. All processes we perform in this manner generally fall under the American Society of Mechanical Engineers standards and specification with respect to quality and conformance to the project documents. These fabrication procedures include welding, forming, bending, cutting and fitting of the materials pursuant to the drawings. On the other hand, machining operations involves employing CNC (computer numerically controlled) machine tools that can include horizontal and vertical milling, turning and machining operations of metals or plastics to the tolerances that are stipulated on our customer’s drawings.

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

Part of our marketing effort is directed at projects which involve a bidding process. Approximately 73% of our revenue during the year ended March 31, 2007 and approximately 80% of our revenue for the year ended March 31, 2006 was derived from projects which we received through a bidding process. The balance of our revenue was generated by negotiations with the customers or potential customers. Generally, once a potential customer has a project that it wants to put out for bids, it issues an RFP. The request for a quote includes a description of the project as well as any specific requirements that the successful bidder must meet. As part of the contract solicitation and bid protocol, we must establish that we are a qualified contractor for a proposed contract. This substantiation includes evidence that we have previously performed similar or comparable work as well as information concerning our financial condition. The bid process can range from a couple of weeks to more than a year from the time between the bid submission date and the award of a contract. In preparing the bid, we must estimate both the cost of the project and the timing of the project. We do not submit a bid on any project unless we believe that we can generate a profit. If we do not correctly assess the costs of a project we may incur a loss on the contract if we are awarded the contract.

We do not have any proprietary products and we do not manufacture any products in anticipation of orders. We do not commence manufacturing operations on any project until we have a purchase order from a customer. Each of our contracts covers a specific product, and we can manufacture almost any kind of products which requires large metal fabrications. For example, we fabricate nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; we produce large fabrications for Navy aircraft carriers, submarines and commercial vessels, and we manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment and alternative energy products. We are one of two companies currently capable of machining one-piece aluminum domes to close tolerance specifications. We do not mass-produce any products or distribute such products on the open market.

Products

All of our products are built pursuant to contracts. Because we have lifting capacity up to 100 tons, we have the ability to manufacture very large products that must be fabricated in a single piece. Because of the nature of our facility we can manufacture a wide range of products, and we do not have any typical products that we sell, and the products that we manufacture in one period may be entirely different from those that are manufactured in another period. The following are examples of recent manufacturing contracts and show the range of products that we have produced.

We manufactured, tested and installed a target chamber mirror structure installation for a national laboratory customer. This installation is used in the quest to understand nuclear fusion.

We produced the full-scale prototype of the first direct drive main propulsion engine that is being considered for use on the DDX destroyer for one of our industrial customers.

We have been the sole source for a major defense contractor for the manufacture of housings for the defense contractor’s sonar system. This system is currently being retro-fitted onto the Navy’s fleet of nuclear submarines.

We presently provide fabricating and machining services to a division of another major defense contractor. We produce primary shield tank heads, sonar system pods and fairings, and a variety of other components. These are components used in a nuclear submarine. Shield tanks guard the reactor and its core from exposure to the crew and equipment. Sonar pods and fairings are used in the nose of the submarine (forward looking) and on the aft tail section of the submarine (rear looking). With equipment in both the nose and tail of the craft, the sonar equipment allows the crew to develop a three dimensional picture of the underwater surroundings.

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

Another customer manufactures machinery that produces plastic sheets which have a range of possible uses from garbage bags to covers for landfill projects. We fabricate components, and we machine large die sets for these machines.

Source of Supply

Our operations are partly dependent on the availability of raw materials. Since we manufacture products for our customers in accordance with their specific requirements, the raw materials we require vary from contract to contract. We have multi-year relationships with a number of our suppliers, but we do not have any long-term supply contracts with any suppliers, and we are not dependent upon any supplier. Rather, we purchase our raw materials pursuant to purchase orders that we place with our suppliers, based on the specific requirements for our contracts and we believe that alternate sources are available to us on commercially reasonable terms. Since each contract requires different raw materials and components, once we have a contract with a customer we seek quotations from one or more suppliers and obtain the materials from one or more different suppliers. We do not have contracts with any suppliers. Rather we place purchase orders using standard forms of purchase orders when we require the raw materials. We have no continuing obligation to purchase products from any supplier and no supplier has any continuing obligation to provide us with product other than pursuant to specific purchase orders.

Our projects include metal fabrications and machining of various traditional and special alloys such as inconel, titanium and high tensile strength steels, and the customer frequently provides us with the raw material for a specific project. We have worked with a number of different metal suppliers over the years to obtain these materials. Although some materials (due to their alloy compositions) require long lead times to obtain, we have never experienced a shortage of any of these materials.

During the year ended March 31, 2007, one supplier, Scott Forge, accounted for approximately 13% of our purchases during that period. No other supplier accounted for 10% or more of our purchases during the year ended March 31, 2007 or the fiscal year ended March 31, 2006. Scott Forge supplied us with metal forgings for some of our products. We do not have any contract with Scott Forge; we use its services when needed pursuant to purchase orders that relate to a specific project.

Environmental Compliance

We are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws, and we are subject to periodic inspections to monitor our compliance.

In May 2004, an inspection by the Massachusetts Office of Environmental Affairs revealed that Ranor needed an air quality plan for the paint booths, operated unregistered fuel burning equipment, did not have the proper labeling of the waste oil accumulation areas and containers, and was discharging industrial wastewater (x-ray processor) to a sanitary tight tank. All issues were resolved and a fine of $7,800 was assessed and paid.

In 2005, we engaged an environmental consultant as a part of the due diligence process prior to the acquisition of Ranor. That consultant identified potential contamination in the soil where chip bins are stored. Chips are the metal shavings removed during machining operations. They are stored outside in bins prior to sale to a scrap dealer. Because coolant is used during machining, the chips are coated with coolant. Investigation by our consultant revealed that over the years, rainwater had washed coolant from the chip bins into the upper layer of the soil under the bins. Our environmental consultant identified the extent of contamination, and monitored the removal the contaminated soil from our site. Work on the environmental conditions in the vicinity of the metal chip bins started in March 2006. A building was then constructed for chip bin storage to resolve this problem.

In April 2006, officials from the federal Environmental Protection Agency (the “EPA”) visited Ranor and noted that Ranor had not applied for a Storm Water Runoff Permit and that Ranor had not been providing Tier II Toxic Chemical Release Inventory Reports as required by law. We worked with our environmental consultant to resolve both of these issues. We filed Tier II Emergency and Hazardous Chemical Inventory by July 2006, and submitted a Storm Water Runoff Permit Application by September 2006. From that point forward, we believe that we have been compliant on both of these issues. In addition, investigations performed by our environmental consultant revealed no evidence of the discharge of pollutants from our site.

The cost of environmental compliance was $86,975 for the year ended March 31, 2006 and $3,562 for the year ended March 31, 2005. The expense accrued at March 31, 2006 reflects the estimated expense relating to the compliance work. Much of the compliance work was performed subsequent to year end, and the actual cost was consistent with the estimate. As part of our environmental compliance, we constructed a chip bin building at a cost of $114,620, which was capitalized. We believe that we are currently in compliance with applicable environmental regulations and that our current ongoing obligations at its present facilities will not be material.

In June 2007, the EPA issued an administrative complaint against Ranor and us alleging violations of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act, known as “EPCRA.” The action, In the Matter of Ranor, Inc. and Techprecision Corporation, is pending before the Boston, Massachusetts regional office of the EPA. The complaint states that storm water discharges at Ranor’s facility resulted in the discharge of pollutants into navigable waters of the United States without a permit and that Ranor violated the Clean Water Act by failing to obtain the necessary storm water discharge permits. The EPA is seeking a maximum penalty of $157,500. We intend to vigorously defend against this claim.

With respect to the EPCRA claims, the EPA alleges that in 2003 and 2004, Ranor failed to file required toxic chemical release inventory reporting forms in connection with its use of nickel, chromium and manganese in its operations and seeks a maximum penalty of $162,500. Ranor, while admitting that it failed to file certain reports, asserts that the alleged penalty is excessive, based on the EPA’s own guidelines, and will vigorously consent the claimed penalty.

Marketing

A significant portion of our contracts result from the competitive bidding process, which involves a complete estimate of all materials and labor components to complete a project, along with the engineering analysis concerning project constructability. Such bid processes are frequently limited to pre-qualified bidders. Many of our sales inquiries are from existing customers, but we bid a number of projects on a yearly basis from new inquiries. We have a marketing team of nine, including a sales engineering manager and five technical personnel, who market our services as well as our qualifications to both existing and potential customers through personal contacts and trade shows. We also engage an independent sales representative.

Principal Customers

Although a significant portion of our business is generated from a small number of customers, we experience a significant change in major customers from one year to the next. As a result, on an ongoing basis, our business is not dependent upon any one customer or any small group of customers. Rather, our business is dependent upon our generating new contracts on an ongoing basis. Our work is performed pursuant to purchase orders, and we do not have long-term contracts with any customer. We do not believe that the loss of any customer would have a material effect upon our business since, in our business, once we complete a project for a customer there is not necessarily follow-up business. Our customers include many of the major domestic defense and aerospace companies. Different customers accounted for more than 10% of our revenue in the year ended March 31, 2007 and the year ended March 31, 2006. The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2007, and March 31, 2006 (dollars in thousands).

	Year ended March 31,
	2007		2006
Customer	Dollars	Percent	Dollars	Percent
GT Solar Inc.	$3,407	17.85%	*	*
General Dynamics Electric Boat	2,587	13.56%	*	*
Essco/L3 Communications	2,415	12.65%	*	*
University of Rochester	*	*	$2,967	14.60%
BAE Systems	*	*	2,611	12.90%

* Less than 10% of revenue for the year.

GT Solar is a company in the alternative energy industry that engaged us to provide the complete fabrication, machining and assembly of a component that was included as part of very large industrial furnace.

General Dynamics Electric Boat is a major defense contractor that engaged us for the complete fabrication, machining and assembly for a number of components which are provided by the customer to the United States Navy as part of a classified project.

Essco/L3 Communications is a company for which we manufacture a number of components used in the assembly of one of the national laboratory’s classified on-site projects. This project was substantially complete at March 31, 2007.

University of Rochester runs a national laboratory that engaged us to provide the complete fabrication, machining and assembly of several components and work platforms that are used in the customer’s classified projects. This project is complete, and there is no significant ongoing work on the project.

BAE Systems is a major defense contractor that engaged us to provide fabrication and machining services for components that are constructed of large exotic alloy forgings and ancillary components.

For each of these customers, the revenue is generally generated pursuant to a series of purchase orders for different aspects of a project.

As of March 31, 2007, we had a backlog of firm orders totaling approximately $16.7 million, which included a backlog of more than $900,000 from each of six customers. We anticipate that approximately two thirds of the backlog at March 31, 2007 will be shipped during the year ended March 31, 2008 and the balance during the year ended March 31, 2009.

Competition

We face competition from a number of domestic and foreign manufacturers. No one company dominates the industry, although many of our competitors are larger, better known and have greater resources then we. Since many of our contracts are awarded through a bidding process, our ability to win an award is dependent upon a number of factors, including the price and our ability to manufacture the products in accordance with specifications and the customer’s time requirements, for which our reputation as a quality manufacturer is crucial. For certain products, being a domestic manufacturer may be a factor. For other products, we may be undercut by foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract.

Government Regulations

Although we do not have any contracts with government agencies, some of our manufacturing services are provided as a subcontractor to a government contractor. As a result, the prime contractors subject to government procurement and acquisition regulations, which give the government the right of termination for the convenience of the government and certain renegotiation rights as well as a right of inspection. As a result, any government action which affects our customers would affect us. Some of the work we perform for our customers are part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first. Because of the nature and use of our products, we are subject to compliance with quality assurance programs, which are a condition for our bidding on government contracts and subcontracts. We believe we are in compliance with these programs.

Intellectual Property Rights

We have no patent rights. In the course of our business we develop know-how for use in the manufacturing process. Although we have non-disclosure policies, we cannot assure you that we will be able to protect our intellectual property rights. We do not believe that our business requires patent or similar protection. Because of the nature of our business as a contract manufacturer, we do not believe that lack of ownership of intellectual property will adversely affect our operations.

Research and Development

We did not incur any research and development expenses, either on our own behalf or on behalf of our customers, during the year ended March 31, 2007 or the years ended March 31, 2006 or 2005.

Personnel

As of June 15, 2007, we had 143 employees, of whom 19 are administrative, nine are engineering and 115 are manufacturing personnel. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Annual Reports

Commencing not later than the fiscal year ended March 31, 2008, we will send our stockholders an annual report which includes our audited financial statements.

Item 2. Description of Property.

We lease from WM Realty Management, LLC, which is an affiliated company, an approximately 136,000-square foot office and manufacturing facility at Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at an current annual rental of $444,000, subject to annual escalations based upon increases in the consumer price index. The lease provides for two five-year extensions and a purchase option at appraised value. We sold the real estate to WM Realty Management contemporaneously with the reverse acquisition for $3.0 million. See “Item 12. Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings.

Except for the procedure commenced by the Environmental Protection Agency, and disclosed under “Environmental Compliance” in “Item 1. Business,” we are not a defendant in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no market for our common stock

As of May 31, 2007, we had approximately 82 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

As of May 31, 2007, we had the following shares of common stock reserved for issuance:

•	10,134,000 shares issuable upon conversion of the series A preferred stock.

•	11,220,000 shares issuable upon exercise of the warrants held by Barron Partners.

•
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, of which options to purchase 371,659 shares were outstanding on May 31, 2007.

The 100,000 shares of common stock held by the former stockholder of Lounsberry may not be sold pursuant to Rule 144, regardless of how long they are held since the shares were purchased at a time when we were a blank-check shell. The SEC has taken the position, initially enunciated in the letter from Richard K. Wulff of the SEC to Ken Worm of NASD Regulation, Inc.

The 10,134,000 shares of common stock issuable upon conversion of the series A preferred stock held by Barron Partners may be sold pursuant to Rule 144. Barron Partners has registration rights with respect to these shares.

The agreement pursuant to which we issued 7,997,000 shares of common stock, as described in “Item 12. Certain Relationships and Related Transactions and Director Independence,” provides that these stockholders may not sell these shares for a period of twelve months following the February 24, 2006 closing. Thereafter, none of these stockholders shall sell more than 10% of his or her shares in the public market in the twelve-month period following the expiration of the lock-up period or more than an additional 10% of his shares during the following twelve-month period. Commencing January 31, 2007, the holders have demand and piggyback registration rights. The Company is not subject to any liquidated damages in the event that Company fails to satisfy its obligations to register the shares. These shares may be sold pursuant to Rule 144.

Pursuant to a subscription agreement, we sold 1,700,000 shares of common stock to an accredited investor for $500,000 on February 24, 2006. Commencing January 31, 2007, the investor has demand and piggyback registration rights. The Company is not subject to any liquidated damages in the event that Company fails to satisfy its obligations to register the shares. These shares may be sold pursuant to Rule 144.

Although stockholders have held their shares for more than one year, which permits sales of up to 1% of our outstanding common stock in any three month period, because there is no market for our stock, Rule 144 is not presently available for any of our stockholders.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of May 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	371,659	$.285	641,341
Equity compensation plan not approved by security holders	-0-	—	—

No unregistered securities were sold during the year ended March 31, 2007.

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

Forward-Looking Statements

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to close tolerances, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this prospectus.

Overview

We operate in one business segment - fabrication, precision machining and engineering of metal products up to 100 tons. Most of our products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally in industries associated with the nuclear, aerospace, military and defense, commercial industries and national laboratories. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

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

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the year ended March 31, 2007, three customers accounted for approximately 44% of our revenue, and in the year ended March 31, 2006, two customers accounted for approximately 28% of our revenue. The three largest customers for the year ended March 31, 2007 were not 10% customers for the year ended March 31, 2006. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform.

We are changing the manner in which we treat potential business from the practices of our predecessor. Because of problems at the former parent company level, in order to obtain business, our predecessor had to perform additional work without increasing the amount it charged its’ customer. As a result, our predecessor operated on relative low margins. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects which we do not believe would generate an adequate gross margin. Thus, although our sales decreased in the year ended March 31, 2007 from 2006, our gross margin increased from 13% to 19% and our income from operations increased from $785,000 to $1,446,000. The effect of our change in our marketing efforts toward more long-term contracts is reflected in our backlog at March 31, 2007. At that date, we had a backlog of firm orders of approximately $16.7 million, of which we anticipate that we will deliver approximately two thirds during the year ended March 31, 2008 and the balance during the following year.

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

We perform manufacturing services pursuant to orders placed by our customers. However, we have in the past experienced delays in the scheduling and changes in the specification of the products. These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we suffered a delay in the recognition of revenue from the projects. We experienced such delays during the first and second quarters of the current fiscal year; however, by December 31, 2006, we had recognized substantially all of the revenue that was delayed under these orders. We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will be able to recoup revenue which was lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead.

We lease our facilities from WM Realty Management LLC, which is an affiliated entity, to whom we sold the real property in February 2006 for $3,000,000 contemporaneously with the reverse acquisition. WM Realty Management is an affiliate because of common ownership and management. The following table sets forth information as to the relative beneficial interest of our officers, directors and principal stockholders in both our company and their interest in WM Realty at the time WM Realty purchased the real estate.

Name	Beneficial Ownership in us	Ownership in WM Realty
Andrew A. Levy	29.3%	69.0%
James G. Reindl	29.6%	10.0%[1]
Howard Weingrow[2]	18.6%	15.0%[2]
Martin M. Daube	6.7%	7.8%
Larry Steinbrueck	2.0%	1.2%
Michael Holly	[3]	[3]

[1]	In October 2006, Mr. Reindl conveyed his interest in WM Realty Management to WM Realty Management for no consideration. Mr. Reindl currently has no equity interest in WM Realty Management.

[2]
Mr. Weingrow’s beneficial ownership in our stock includes the stock owned by Stanoff Corporation, of which Mr. Weingrow is president. At the time of the refinancing, Mr. Weingrow made an additional investment in WM Realty Management and his interest in WM Realty Management increased from 15.0% to 25.0%.

[3]	Less than 1%.

In addition, Mr. Reindl, Mr. Levy and Mr. Daube were the sole members of Techprecision, LLC, which had a management agreement with us through December 31, 2006 and is receiving payments through September 2007 pursuant to a termination agreement. Mr. Reindl is no longer a member of Techprecision LLC.

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

Because WM Realty Management is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty Management, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty Management’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.” Our financial condition, principally our working capital, is affected by the terms of WM Realty Management’s mortgage. Because of the terms of the mortgage, at March 31, 2006, the mortgage loan was reflected as a short-term loan in the principal amount of the loan. As a result of the refinancing, the long-term portion of the mortgage is reflected as a long-term liability, with a result that our working capital improved from approximately $91,000 at March 31, 2006 to approximately $3.6 million at March 31, 2007.

In connection with our February 2006 private placement, we were required to have a registration statement covering shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants effective by August 23, 2006. The registration rights agreement, as amended, requires us to issue 33,212 shares of series A preferred stock to Barron Partners. In addition, if the registration statement is not declared effective by October 15. 2007, liquidated damages will accrue at the rate of 531 shares of series A preferred stock for each day after October 15, 2007 that the registration statement has not been declared effective. At March 31, 2007, we had accrued an expense of $9,456 associated with the issuance of 33,212 shares of series A preferred stock.

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and requires management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policies involve revenue recognition, accounting for variable interest entity, convertible instruments, income taxes, and reverse acquisition. The methods, estimates and judgments we use in applying these accounting policy has a significant impact on the results we report in our financial statements.

The preparation of our financial statements conforms to the generally accepted accounting principles in the United States and requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2007 financial statements from the assumptions, estimates and judgments used in the preparation of our 2006 audited financial statements.

Revenue Recognition and Costs Incurred

We have one source of revenue, which includes the fabrication of large metal components for our customers, the precision machining of such large metal components, including incidental engineering services, and the installation, when required, of the components at the customers’ locations.

We recognize revenue under the units of delivery method, in accordance with the AICPA’s Statement of Position 81-1.22. We net the advanced billings against the construction in progress. The units of delivery method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined and are reflected as reductions of the carrying value of the costs incurred on uncompleted contracts. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market and reflect accrued losses, if required, on uncompleted contracts.

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

Income Taxes

Our fiscal year ends on March 31st. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2005, we had net operating loss carry-forwards approximating $3,470,000. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses, and other losses incurred prior to the completion of the reverse acquisition, may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor will limit our ability to use the loss carry-forwards.

Reverse Acquisition

From June 1999 until August 2002, Ranor’s predecessor was operated by Critical Components, a subsidiary of Standard Automotive. In December 2001, Standard Automotive filed for protection under the Bankruptcy Code, and operated the Ranor business under Chapter 11 until on or about the quarter ended June 30, 2002.

In 2002, an investment group formed a Delaware corporation known as Rbran Acquisition, Inc. to acquire the assets of Ranor’s predecessor from the bankrupt estate. The principal investors were Green Mountain Partners III, LP and Phoenix Life Insurance Company, who held the debt, preferred stock and warrants. Rbran subsequently changed its corporate name to Ranor, Inc. On August 7, 2002, Rbran purchased substantially all of the assets and assumed certain operating liabilities of Ranor Inc. Until August 7, 2002, Rbran had no operations. The aggregate acquisition price, including transaction costs, of $8,213,842 was paid in cash. Following is a condensed balance sheet showing the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Current Assets, including cash of $2,594,680	$5,322,060
Property, plant and equipment	3,670,360
8,992,420
Current Liabilities	778,578
Net assets acquired	$8,213,842

When the purchase transaction was completed, Rbran recognized the fair value of assets and the fair value of the liabilities on its books as required by generally accepted accounting principals for the asset acquisitions as restated in FASB’s Statement of Financial Accounting Standards No. 141: Business Combinations, paragraphs 3-8. Rbran existed as a legally entity separate and apart from Ranor Inc. at the time of acquisition and was not subject to the bankruptcy relief and reorganization proceedings of Ranor, Inc.

During 2005, James G. Reindl and Andrew A. Levy negotiated with Ranor’s principal stockholders (Green Mountain Partners and Phoenix Life Insurance Company) for the purchase of all of the stock of Ranor, which included the payment or settlement of all of Ranor’s outstanding which was payable to Green Mountain Partners and Phoenix Life Insurance Company. In this connection, in April 2005, Mr. Reindl, Mr. Levy and Martin M. Daube formed Ranor Acquisition LLC, a Delaware limited liability company, for the purpose of making the acquisition. On August 17, 2005, Ranor Acquisition entered into an agreement with Green Mountain Partners, Phoenix Life Insurance Company and five holders of Ranor’s common stock, including Mr. Youtt, to acquire all of the capital stock and warrants of Ranor for a purchase price equal to $9,250,000 plus the amount by which Ranor’s net cash amount exceeded $250,000, less a closing adjustment of $54,000 and less the amount of principal and interest on the debt held by Ranor’s two principal stockholders, Green Mountain Partners, Phoenix Life Insurance Company. These two stockholders also held Ranor’s preferred stock. Since Ranor’s net cash amount was $1,117,000, the amount due to the sellers was increased by $813,000, which resulted in total payments of $10,063,000. The agreement contained standard representations and warranties of the sellers concerning Ranor, and $925,000 of the purchase price was placed in escrow to provide a fund against which any claims for breach of representation can be made. In February 2007, we settled our claims for $500,000, and the balance of the escrow fund, including the accrued interest, was paid to Green Mountain Partners and Phoenix Life Insurance Company in respect of the purchase of their preferred stock.

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

In connection with our purchase of Ranor, we raised a total of $2,700,000 as equity, of which $2,200,000 was provided by Barron Partners and $500,000 was provided by a private investor. Barron Partners advised Ranor Acquisition that it was willing to make an investment, but would only invest in a company that was a reporting company under the Securities Exchange Act of 1934, as amended. In December 2005, Lounsberry, through, David Feldman, who was then counsel for Lounsberry, was introduced to counsel for Ranor Acquisition. Prior to December 2005, neither Ranor Acquisition nor Mr. Reindl, Mr. Levy or Mr. Daube had any relationship with or knowledge of Lounsberry. During January and February, Ranor Acquisition negotiated agreements with Lounsberry pursuant to which:

•
Lounsberry’s principal stockholder, Capital Markets Advisory Group, LLC, would sell to Lounsberry 928,000 shares, representing more than 90% of Lounsberry’s then outstanding common stock, for $200,000, which was paid to Capital Markets. Of this amount, $39,661 represented money advanced by Capital Markets to Lounsberry and $160,339 was paid for the stock. Capital Markets had purchased 1,000,000 shares of common stock for $100 in connection with Lounsberry’s organization in February 2005.

•	Lounsberry’s officers resigned and Mr. Reindl was elected as sole director.

In order that we could acquire Ranor through a reporting company, we, then known as Lounsberry, entered into an exchange agreement with Ranor Acquisition and its members. Pursuant to that agreement, Ranor Acquisition assigned the agreement to acquire the Ranor stock to us, and we issued a total of 7,997,000 shares of common stock to the members of Ranor Acquisition. Neither Ranor Acquisition nor any of the members received any consideration other than shares of our stock in consideration for the assignment of the Ranor purchase agreement to us.

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

In connection with the acquisition of Ranor, on February 24, 2006:

•
We entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which we sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 5,610,000 shares of common stock at $.57 per share and 5,610,000 shares of commons stock at $.855 per share. The series A preferred stock was initially convertible into 7,719,250 shares of common stock, subject to adjustment. As a result of our failure to meet targeted levels of EBITDA for the years ended March 31, 2006 and 2007, (i) the conversion price of the series A preferred stock was reduced from $.285 to $.218025, with the result that the series A convertible preferred stock became convertible into 10,090,586 shares of common stock, and (ii) the exercise prices of the warrants were reduced from $.57 to $.43605 and from $.855 to $.654075, with no adjustment in the number of shares issuable upon exercise of the warrants.

•
We purchased 928,000 shares of common stock form Capital Markets, which was then our principal stockholder, for $160,339 and paid $39,661 of debt to Capital Markets, using the proceeds from the sale of the preferred stock. The control person for Capital Markets is Steven Hicks.

•
We issued 7,997,000 shares of common stock to the members of Ranor Acquisition LLC, which was the party to an August 17, 2005 agreement to purchase the stock of Ranor, for which Ranor Acquisition advanced funds on our behalf and assigned its rights under the Ranor stock purchase agreement, and we assumed Ranor Acquisition’s obligations under that agreement.

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

Prior to the reverse acquisition and the assignment by Ranor Acquisition to us of the agreement to acquire Ranor, there were no relationships among Ranor Acquisition, us, Ranor and its predecessor, except that Mr. Reindl was president and chief executive officer of Critical Components from February 1999 until February 2002, and Mr. Stanley Youtt, one of our directors and the chief executive officer of Ranor, was chief executive officer and a common stockholder of Ranor prior to our acquisition of Ranor. Pursuant to the purchase agreement, Mr. Youtt received $700 from the sale of his Ranor stock and has no right to any additional payment.

In determining that the transaction is a reverse acquisition, we considered the application of SFAS No. 141 (Paragraphs 15, 16, 17 and 18), which lists a number of issues, facts and circumstances to be considered in identifying the acquirer in a business combination. Based on these criteria, Ranor is the acquiring party for accounting purposes.

•
What are the relative voting rights in the combined entity? Ranor Acquisition was formed to acquire the stock of Ranor, and assigned its right to acquire the Ranor stock to us in exchange for 7,997,000 shares. In addition, we sold 1,700,000 shares to an investor who made the investment for the purpose of acquiring Ranor, and we issued an additional 170,000 shares for services rendered in connection with the acquisition of Ranor. All these shares were issued based upon the business on Ranor. These stockholders acquired their shares in connection with the Ranor acquisition and their made their investment decision based on Ranor. One indicia of the acquirer in determining which group of owners retained or received the largest portion of the voting rights in the combined entity. Thus, in determining the relative voting rights, there are 9,867,000 shares of common stock allocable to the Ranor business and 100,000 shares relating to the Lounsberry business.

•
What are the relative equity interests in the combined entity? The relative equity interest, specifically whether there is a large minority voting interest after the acquisition is also considered in determining the acquiring party. For the reasons set forth above, we believe that the Ranor investors constitute the largest blocks of stock, and that, applying this test, Ranor is the acquiring party. While the stockholders, including Barron Partners, may have technically purchased Lounsberry’s securities, they were not continuing Lounsberry stockholders. Rather, as noted above, they were really investors in Ranor and their investment was contingent upon the completion of the Ranor acquisition and was necessary for the Ranor acquisition to be consummated.

•
What is the composition of the governing body of the combined entity? Prior to the acquisition of Ranor, the sole director of Ranor resigned and Mr. Reindl was elected as sole director. The present board was elected by Mr. Reindl and included, in addition to himself, Mr. Youtt, who was and is president of Ranor, and three independent directors. Thus, the board of directors consists solely of our chief executive officer, Ranor’s president and three independent directors who were elected by Mr. Reindl.

•
Is there a continuity of management?  No officer of Lounsberry has any involvement in our business. The president and chief financial officer of Ranor held those positions prior to the acquisition. Similarly, almost all key managers continued with their same responsibilities as before the acquisition. The continuity of management is another indication that Ranor is the acquiring party.

•
Can either party be said to have paid a premium? Footnote 9 of SFAS 141 states that the premium criteria only applies if the equity securities exchanged are publicly traded, and the stock of the neither Ranor nor Lounsberry was publicly traded. Therefore, this consideration is not relevant in determining the accounting treatment of the transaction.

•
Is the fair value of one of the combining entities significantly greater than the other? If consideration is given to the relative size of each entity, then it is clear that Ranor is the acquiring party. Lounsberry was a blank-check company with no business or assets. Ranor was, and is, conducting an active business. It is clear that the value of Ranor is significantly greater than the value of Lounsberry.

Because the transaction is treated as a reverse acquisition, Ranor is treated as the accounting acquirer and the transaction being treated as a recapitalization. As a result, the costs of the acquisition are charged to capital.

The financial statements for periods prior to February 24, 2006 reflect the financial position, results of operations and cash flows of Ranor. Techprecision changed its fiscal year to the fiscal year ended March 31, which was the fiscal year of Ranor prior to the reverse acquisition.

The interest paid to the former Ranor noteholders was less than the interest accrued at the closing date. As a result interest of $222,944 to the former noteholders was cancelled. The cancellation is reflected as a credit to capital in excess of par value.

As discussed above, in connection with the reverse acquisition, Ranor sold its real estate to a related party. As a result, for accounting purposes, (i) we recognized no gain on the sale of the real property, (ii) the real property is treated as our property, (iii) the mortgage note issued by the related party is treated as our obligation, (iv) the interest paid on the mortgage and other charges relating to the mortgage, including payments relating to the extensions of the prior mortgage are treated as our expenses, and (v) there is no accounting effect with respect to the lease payment to the related party. Further, since the mortgage is a short-term obligation, it is reflected as our current liability which affects our working capital.

As a result of the reverse acquisition, the debt to the former stockholders in the amount of $8,000,000 and accrued interest of $1,197,944 was eliminated from our balance sheet and replaced with the $4,000,000 bank loan and the $3,300,000 mortgage note reflecting the obligation of WM Realty which is treated for financial reporting purposes as our obligation.

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19 initially we measured the fair value of the series A preferred stocks by the amount of cash that was received for their issuance. We subsequently determined that the convertible preferred stock and the accompanying warrants were equity instruments under SFAS 150 and 133. Although we had unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if our fully-diluted EBITDA per share were below the targeted levels, the certificate of designation relating to the series A preferred stock did not provide that we must issue shares that are registered pursuant to the Securities Act of 1933, with the result, pursuant to the certificate of designation, the additional shares need not be registered shares. Our series A preferred stock also met all other conditions for the classification as equity instruments. We had a sufficient number of authorized shares, the agreement contained an explicit limit on the number of shares to be delivered on conversion of 1,400,000 shares of series A preferred stock, there is no required cash payment or net cash settlement requirement, and the holders of the series A preferred stock had no right higher than the holders of the common stock.

Our warrants were excluded from derivative accounting because they were indexed to our common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a).

As of April 1, 2007, we were required to reduce the conversion price of the series A preferred sock to common stock of $0.285 by 15% because the fully-diluted EBITDA per share was below the targeted level of $0.06591 per share in the year ended March 31, 2006. On March 31, 2007, we were required to further reduce the conversion price by an additional 10% because the fully-diluted EBITDA per share was below the targeted level of $0.08568 per share in the year ended March 31, 2007. According to EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments,” we estimated the beneficial effect of the reductions in conversion price to be $675,813. The 2,371,336 additional shares of common stock into which the holders of the series A preferred stock could obtain, upon conversion, were valued at $0.285 per share, which represents the initial conversion price of the series A preferred stock and our estimate of the current value per share of the common stock..

In accordance with EITF 98-5 this amount ($675,813) is analogous to a deemed dividend and recognized as a return to the holders of the series A preferred stock and is included in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share. The reductions in the exercise price of the warrants, because our fully-diluted EBITDA per share was less than the targeted amounts for in the years ended March 31, 2006 and 2007, did not result in any beneficial effect to the warrant holders because the warrants were not in the money prior or after the reductions.

We agreed to pay liquidated damages for our failure to achieve effective registration by August 24, 2006, by issuing 33,212 shares of series A preferred stock valued at $9,465, or $0.285 per share. There is no market for our common stock or series A preferred stock. According to the final FASB Staff Position in EITF 00-19-2, “Accounting for Registration Payment Arrangements,” issued on December 21, 2006, we recognized the amount of liquidated damages of $9,465 as an expense and credited to preferred stock. If the currently pending registration statement is not effective by October 15, 2007, liquidated damages shall accrue at the rate of 531 shares of series A preferred stock for each day after October 15, 2007, that the registration statement is not effective. Based on the current status of our registration statement, we consider this contingency not to be probable and no liability is required to be recognized under EITF 00-19-2 at March 31, 2007.

We recorded the series A preferred stock to permanent equity in accordance with the terms of the Abstracts - Appendix D - Topic D-98: “Classification and Measurement of Redeemable Securities.”

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the years ended March 31, 2007 and 2006.

	Year ended March 31,
	2007	2006
	(dollars in thousands)
Net income (loss)	$290	$(428)
Plus interest (net)	626	1,098
Plus taxes	240	42
Plus non-recurring finance charge	289	59
Plus loss on disposal of asset		14
Plus depreciation and amortization	427	413
EBITDA	$1,872	$1,198

New Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by us.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of the APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, retrospective application of previous periods financial statements of changes in accounting principle, unless it is impractical to determine either the period specific effect of the cumulative effect of the change. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. SFAS No. 154 does not currently have an effect on our financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 does not currently have an effect on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We have determined that the FASB Interpretation 48 does not have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006.  We have determined that there will be no impact to the financial statements upon the adoption of this bulletin.

On December 21, 2006, the FASB issued final FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements. This FSP requires that an entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. This FSP states that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further specifies that a financial instrument subject to a registration payment arrangement should be recognized and measured in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Otherwise, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006 and that continue to be outstanding at the beginning of the period of adoption, the FSP requires retrospective application. We adopted the FSP and accordingly recorded in the year ended March 31, 2006, liquidated damages in the amount of $9,465 for our failure to have the registration statement declared effective when required.

Results of operations

The following table sets forth information from our statements of operations for the years ended March 31, 2007 and 2006, in dollars and as a percentage of sales (dollars in thousands):

	Year Ended March 31,
	2007		2006
Net sales	$19,086	100.00%	$20,266	100.00%
Cost of sales	15,543	81.44%	17,633	87.00%
Gross profit	3,543	18.56%	2,634	13.00%
Selling, general and administrative	2,098	10.99%	1,849	9.12%
Income from operations	1,445	7.57%	784	3.87%
Interest expense, net	(626)	(3.28%)	(1,098)	(5.42%)
Finance costs	(289)	(1.51%)	(58)	(0.29%)
Other Income (loss)	0	0%	(14)	(0.07%)
Income (loss) before income taxes	530	2.78%	(386)	(1.90%)
Provision for income taxes	(240)	(1.26%)	42	0.21%
Net income (loss)	290	1.52%	(428)	(2.11%)

Sales in the year ended March 31, 2007 decreased $1,180,000, or 6%, to $19,086,000, compared to $20,266,000 for the year ended March 31, 2006. Our revenue was affected by our change of marketing focus. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects that we do not believe would generate an adequate gross margin.

Our cost of sales for the year ended March 31, 2007 decreased $2,090,000, to $15,543,000, a decrease of 12%, from $17,633,000 for the year ended March 31, 2006. This decrease was greater than the decrease in sales, resulting in an improvement in the gross margin from 13.0% to 18.6%. In the year ended March 31, 2006, we carried more employees than we required under our then current contracts. We currently have a staff suitable to our current sales volume, which has enabled us to operate more efficiently

Selling, administrative and other expenses for the year ended March 31, 2007 were $2,098,000, compared to $1,849,000 for the year ended March 31, 2006, an increase of $249,000, or 13%. The following table sets forth information as to the different components of selling, general and administrative expenses (dollars in thousands).

			Change
Category	2007	2006	Amount	Percent
Payroll, including payroll taxes	$1,209	$1,402	(193)	(14%)
Professional fees	498	80	419	525%
Other selling, general and administrative	390	367	23	6%

The decrease in payroll expense resulted from a decrease in compensation for officers and sales staff. During the year ended March 31, 2006, our compensation to officers included compensation to former stockholders who were officers for almost eleven months of the year and whose services were not required by us. Our payroll expense for the year ended March 31, 2007 includes payments of $150,000 under our management agreement with Techprecision. These expenses are included under payroll since the services performed are those that are performed by officers and other employees. The management agreement has been terminated.

The increase in professional fees reflected additional legal and accounting fees resulting from our status as a reporting company under the Securities Exchange Act of 1934.

WM Realty is a special purpose entity which is consolidated with us. Costs relating to WM Realty that are included in the consolidated statement operations interest expense of $286,000 on WM Realty’s mortgage obligation, $280,000 finance costs of the mortgage loans, $40,000 of professional fees and $4,000 of general and administrative expenses. WM Realty’s rental income and depreciations expense for the building it had purchased from Ranor were eliminated as intercompany accounts.

Other selling, general and administrative expenses reflect sales development expenses, travel expenses and officers and directors’ liability insurance, as well as $15,000 of expense of equity-based compensation relating to the stock issued and grant of options to our staff. Since our rent is paid to WM Realty, our rent is not reflected as an expense.

Net interest expense for the year ended March 31, 2007 was $626,000 compared with $1,098,000 for the year ended March 31, 2006. The decrease in interest expense reflects both a decrease in debt as a result of the payment of debt to related parties, which was paid on February 24, 2006, and a lower interest rate. The outstanding debt to the related parties was approximately $8,000,000 throughout fiscal 2005 and during fiscal 2006 through February 24, 2006. At March 31, 2007, our debt was $6,631,000, including the $3,189,000 mortgage debt of WM Realty. The average interest rate was 9% for the year ended March 31, 2007 as compared with 14% for the year ended March 31, 2006.

Income taxes were $240,000 for the year ended March 31, 2007, compared with $42,000 for the prior year. As a result of the change of stock ownership of Ranor in February 2006, the ability of Ranor to use its tax loss carryforward to reduce taxes for the year ended March 31, 2007 was limited to $164,000.

As a result of the foregoing, we generated net income for the year ended March 31, 2007 of $290,000. However, as a result of a deemed dividend to the holders of the series A preferred stock in the amount of $676,000, the net loss allocable to the holders of the common stock was $386,000, or $0.04 per share (basic and diluted), as compared to a net loss of $428,000, or $0.05 per share (basic and diluted), for the ended March 31, 2006. The deemed dividend resulted from a reduction during the year ended March 31, 2007 in the conversion price of the series A preferred stock from $.285 to $.218025, which resulted the potential issuance of 2,371,336 additional shares of common stock upon conversion of the series A preferred stock.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $3,398,000, as compared with working capital of $91,000 at March 31, 2006. Our cash position was $1,444,000 at March 31, 2007. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty at our historical cost and record the liability as a liability on our balance sheet. In October 2006, WM Realty refinanced its real estate mortgage with a ten-year mortgage with interest at 6.75%. As a result, our short term liability with respect to this mortgage reflects only current amortization. The cost of refinancing, which was approximately $104,000, will be amortized over the term of the loan. Further, WM Realty used the proceeds of the mortgage loan to pay us the money we advanced to WM Realty at the time of its initial purchase of the real estate from us in February 2006. The amount advanced, $226,808, was offset by rent arrearages of $43,018, October rent of $36,500, a late payment fee of $625 and a tax escrow payment in the amount of $24,445, resulting in a net payment to the Company of $122,220.

As part of the October 2006 refinancing of the mortgage given by WM Realty on the property leased by us, a new mortgage of $3.2 million was placed on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The amortization is based on a thirty-year payout, with the unpaid principal being due in full on November 1, 2016. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Mr. Levy executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

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

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis in connection with the acquisition of Ranor, and, as a result of a June 2007 amendment to the loan and security agreement, we have a $2,000,000 revolving credit facility, requires Ranor to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year.

The term note is due on March 1, 2013, and is payable in 28 quarterly installments of $142,847. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At March 31, 2007 the principal balance due on our term loan to Sovereign Bank was $3,428,571.

The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2,000,000 or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At March 31, 2007 and June 15, 2007, the maximum available under the borrowing formula was $2,000,000. At March 31, 2007 and June 15, 2007, there were no borrowings under the revolving note.

We also have a capital expenditures facility, under which we may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. As of March 31, 2007, we had not borrowed any money under this facility.

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

For the year ended March 31, 2007, we had cash flow from operations of $1,738,000, which is an improvement from the year ended March 31, 2006, in which we had negative cash flow from operations of ($873,000). We attribute this improvement to our ability to operate more efficiently, which is reflected in our improved gross margin in the year ended March 31, 2007 notwithstanding a decline in revenue. However, as a result of the reverse acquisition, we have additional expenses resulting from being a public company.

On January 29, 2007, our management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, we made a payment of $16,667 on or about January 15, 2007 and we agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC, and we are paying Mr. Reindl, our chief executive officer, directly for his services as chief executive officer at the annual rate of $160,000. Mr. Reindl has negotiated an employment agreement with our compensation committee.

In connection with the acquisition of Ranor, we placed $925,000 of the purchase price in escrow as security for the obligations of the former Ranor stockholders under the indemnity provisions of the securities purchase agreement. In February 2007, we entered into a settlement agreement with the former Ranor stockholders pursuant to which we received $500,000 from the escrow fund in settlement for claims that we made for breach of representations and warranties relating to environmental matters, and the balance of the escrow, together with accrued interest, was paid to Green Mountain Partners and Phoenix Life Insurance Company in respect of their sale of the preferred stock in February 2006.

While we believe that the $2,000,000 revolving credit facility, which remained unused as of March 31, 2007 and June 15, 2007 and terminates in June 2009, our $500,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2008, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended March 31, 2007

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
James G. Reindl	48	Chairman and chief executive officer
Mary Desmond	43	Chief financial officer and secretary
Stanley A. Youtt	61	Director and chief executive officer of Ranor
Michael R. Holly[1]	61	Director
Larry Steinbrueck[1]	55	Director
Louis A. Winoski[1]	49	Director

(1) Member of the audit and compensation committees.

James G. Reindl has been a director, chairman and chief executive officer since February 2006. From 2002 until January 2007, Mr. Reindl was president of Techprecision, LLC, a company that was formed in 2002 to acquire, manage and develop smaller to mid-sized companies in the aerospace, military and precision manufacturing industry sectors. From February 2006 until December 2006, Techprecision, LLC had a management agreement with us. Mr. Reindl devotes substantially all of his business time and attention to our business. From February 1999 until February 2002, Mr. Reindl was president and chief executive officer of Critical Components, an aerospace subsidiary of Standard Automotive. In March 2002, in connection with its bankruptcy filing, Standard Automotive included Critical Components as part of its bankruptcy petition. During that period, Ranor’s predecessor was a wholly-owned subsidiary of Critical Components. Mr. Reindl received his Bachelor of Science degree in mechanical aerospace engineering from the University of Delaware.

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

Michael Holly has been a director since March 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary’s College.

Larry Steinbrueck has been a director since March 2006. Since 1991, Mr. Steinbrueck has been president of MidWest Capital Group, an investment banking firm. Mr. Steinbrueck has a Bachelor of Science degree in business and a Masters in Business Administration from the University of Missouri.

Louis A. Winoski has been a director since March 2006. Since August 2005, Mr. Winoski has been a consultant to Garner CAD Technic GmbH, an aerospace engineering and design services company. From August 2004 to August 2005, Mr. Winoski was managing director, chairman of the board and member of the holding company board for RSM Fabrications Ltd., a fabricator of aerospace products. From March 2002 until July 2004, Mr. Winoski was a consultant and director of global marketing for PFW GmbH, a producer of components for commercial aircraft. From December 1999 to February 2002, Mr. Winoski was president and chief executive officer of Tubetronics Inc., a producer of spare parts for Boeing commercial aircraft and other aerospace products. Mr. Winoski is also managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from Pennsylvania State University.

Our directors are elected for a term of one year.

Board Committees

The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Larry Steinbrueck and Louis Winoski, each of whom is an independent director, are the members of both committees. Mr. Holly is the audit committee financial expert and chairman of the audit committee, and Mr. Winoski is chairman of the compensation committee.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, during the year ended March 31, 2007, the Forms 3 filed on April 5, 2006 by Andrew Levy, on July 26, 2006 by Mary Desmond, on August 2, 2006 by Mr. Holly and on August 11, by Mr. Steinbrueck were filed late. Mr. Winoski is also delinquent in filing Forms 3 and 4.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the year ended March 31, 2007 and 2006 for our chief executive officer and for one individual who was chief executive officer of our operating subsidiary, Ranor, Inc. No other officer received compensation of more than $100,000 for the year ended March 31, 2007.

Name and Position	Year	Salary	Bonus	Stock Options	Stock Awards	Other Compensation	Total
James G. Reindl, chief executive officer	2007 2006	$24,615 -0-	-0- -0-	-0- -0-	-0- -0-	$75,000 7,500	$99,615 7,500
Stanley A. Youtt, chief executive officer or Ranor	2007 2006	198,016 198,016	-0- -0-	-0- -0-	-0- -0-	-0- -0-	198,016 198,016
Mary Desmond, chief financial officer	2007 2006	89,870 83,691	-0- -0-	-0- -0-	-0- 2,850	-0- -0-	89,870 86,541

Mr. Reindl became our chief executive officer on February 24, 2006. Through December 31, 2006, Mr. Reindl was a member of Techprecision LLC, and he received his compensation through our management agreement with Techprecision LLC, which we entered into on February 24, 2006 and terminated as of December 31, 2006. The amount shown as “Other Compensation” for Mr. Reindl reflects the amount of the payments under the management agreement that were allocated to him by Techprecision LLC for the years ended March 31, 2007 and 2006. Our total payments to Techprecision LLC pursuant to the management agreement were $185,000 for the year ended March 31, 2007 and $16,667 for the year ended March 31, 2006. During that period, Techprecision LLC had three members, Andrew A. Levy, who had a 45% interest, James G. Reindl, who had a 45% interest, and Martin M. Daube, who had a 10% interest. Accordingly, $7,500, which is 45% of the $16,667 total payments, has been allocated to Mr. Reindl. We also reimburse Mr. Reindl for his travel expenses from his home to our offices in Westminster, Massachusetts, which were $29,390 for the year ended March 31, 2007 and $1,625 for the year ended March 31, 2006.

The stock awards for Ms. Desmond represent the value of the 10,000 shares of common stock that were granted to Ms. Desmond at the time of the reverse acquisition in February 2006. In April 2007, we granted Ms. Desmond 3,000 shares of common stock and an option to purchase 25,000 shares of common stock at $.285, being the fair value on the date of grant.

Except for employment agreements with Mr. Reindl and Mr. Youtt, we have no agreement with any of the officers named in the summary compensation table.

Employment Agreements

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

On June 19, 2007, we entered into an employment agreement dated as of April 1, 2007 with James G. Reindl, our chief executive officer. Pursuant to the terms of the agreement, we will employ Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2008 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl is to receive an annual base salary of $160,000 a year. Mr. Reindl is also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors and reimbursement of his commuting expenses. The agreement may be terminated by us with or without cause or by Mr. Reindl’s resignation. If we terminate the agreement without cause, we are to pay Mr. Reindl severance pay equal to his salary for the balance of the term plus the amount of his bonus for the prior year. During the term of his employment and for a period thereafter, Mr. Reindl will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Management Agreement

Contemporaneously with the reverse acquisition on February 24, 2006, we engaged Techprecision LLC to manage our business through March 31, 2009 pursuant to a management agreement. The agreement provided that we pay Techprecision LLC an annual management fee of $200,000 and a performance bonus based on criteria determined by the compensation committee. Mr. James G. Reindl was president and Mr. Andrew A. Levy was chairman of Techprecision LLC, and they and Martin M. Daube were the members of Techprecision LLC. The agreement provided that Techprecision LLC would provide the services of Mr. Reindl at chairman, Mr. Levy for marketing support and analysis of long-term contracts and Mr. Daube for marketing support. Mr. Reindl works for us on a full time basis. Neither Mr. Levy nor Mr. Daube devoted any significant time to our business. None of the members of Techprecision LLC received any additional compensation from us during the period that the contract was in effect, and the annual fee and any performance bonus which may be awarded is allocated among the three members in accordance with their interests in Techprecision LLC, which is 45% for each of Mr. Reindl and Mr. Levy and 10% with respect to Mr. Daube.

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, we made a payment of $16,667 on or about January 15, 2007 and we agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Reindl is no longer a member of Techprecision LLC, and he has no interest in the continuing payments to Techprecision LLC. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC, and we are paying Mr. Reindl salary of $160,000 per annum. We also reimburse Mr. Reindl for his travel expenses to our offices in Westminster, Massachusetts.

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

2006 Long-Term Incentive Plan

In February 2006, our board of directors adopted, and in July 2006 it amended, and in October 2006, our stockholders approved, the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. As initially adopted, each newly elected independent director received at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. Pursuant to the amendment to the plan, the number of shares subject to the initial option grant was increased to 50,000 shares, with the option being exercisable as to 30,000 shares in July 2006 and as to 10,000 shares in each of February 2007 and 2008. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009. For each independent director who is elected after July 31, 2006, the director will receive an option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option will vest as to 30,000 shares nine months from the date of grant and as 10,000 shares on each of the first and second anniversaries of the date of grant. These directors will receive an annual grant of an option to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her first election. Pursuant to the plan, we granted non-qualified stock options to our three independent directors - Michael Holly, Larry Steinbrueck and Louis Winoski - at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant. On April 1, 2006, we granted incentive stock options to purchase a total of 221,659 shares of common stock to our key employees, including Mary Desmond, our chief financial officer, who received an option to purchase 25,000 shares. The options are immediately exercisable at an exercise price of $.285 per share, which the compensation committee determined to be the fair market value on the date of grant. This valuation of $.285 per share represents the initial conversion price of the series A preferred stock and our estimate of the current fair value per share of the common stock. No other officer received an option grant. By the terms of the option grants, the options can only be exercised if the underlying shares are covered by an S-8 registration statement.

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

As of May 31, 2007, there were outstanding options to purchase 150,000 shares which we issued to our independent directors pursuant to provision of the 2006 Plan that provide for the automatic grant of options to independent directors, and outstanding options to purchase 211,660 shares of common stock which were granted to employees on April 1, 2007, of which options to purchase 25,000 shares were granted to Ms. Desmond. Except for the options granted to Ms. Desmond on April 1, 2007, no options were granted to any of the individuals named in the summary compensation table. All outstanding options have an exercise price of $.285, which was determined to be the fair market value on the date of grant.

At fiscal year end, no person named in the summary compensation table held any options or stock appreciation rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 31, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and officers as a group.

Name	Shares	Percentage
James G. Reindl One Bella Drive Westminster, MA 01473	2,587,100	25.7%
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,567,100	25.5%
Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	18.4%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	16.9%
Stanley A. Youtt One Bella Drive Westminster, MA 01473	1,592,000	15.8%
Martin M. Daube 20 West 64th Street New York, NY 10023	561,800	5.6%
Larry Steinbrueck	244,000	2.4%
Michael Holly	125,000	1.2%
Louis A. Winoski	40,000	*
Mary Desmond	38,000	*
All officers and directors as a group (six individuals)	4,626,100	45.4%

* Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of May 31, 2007.

On March 20, 2007, James G. Reindl and Andrew Levy each transferred 358,200 shares of common stock to Stanley A. Youtt and Martin Daube transferred 79,600 shares to Mr. Youtt, resulting in the transfer of 796,000 shares of common stock to Mr. Youtt. There shares were transferred for no consideration pursuant to an agreement whereby Mr. Reindl, Mr. Levy and Mr. Daube agrees to transfer 796,000 shares of common stock to Mr. Youtt if we did not complete an acquisition by February 24, 2007. The shares transferred by Mr. Levy represent 250,000 shares of common stock transferred by Redstone Capital Corporation, of which Mr. Levy is president and he and his wife are the sole stockholders, and 108,200 transferred by Mr. Levy individually. Redstone Capital no longer owns any shares of our common stock.

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

The shares owned by Mr. Steinbrueck, Mr. Holly and Mr. Winoski include shares of common stock issuable upon exercise of currently exercisable options to purchase 40,000 shares of common stock which are held by each of them.

Barron Partners owns shares of series A preferred stock and warrants which, if fully converted or exercised, would result in ownership of more than 4.9% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners owning more than 4.9% of our outstanding common stock. The applicable instruments provide that this limitation may not be waived. As a result, Barron Partners does not beneficially own 5% or more of our common stock.

Item 12. Certain Relationships and Related Transactions and Director Independence

Mr. Reindl, Mr. Levy and Mr. Daube may be deemed to be our founders.

On February 24, 2006, we acquired the stock of Ranor pursuant to a stock purchase agreement dated as of August 17, 2005 among Ranor Acquisition LLC, Ranor and its stockholders. In connection with the acquisition of Ranor on February 24, 2006, we sold the real estate to WM Realty Management for $3.0 million. WM Realty Management is an affiliated company controlled by Andrew A. Levy, one of our principal stockholders. WM Realty Management financed the purchase through a $3.3 million mortgage which was due on August 1, 2006. The outstanding balance of $3,200,000 was due on August 1, 2006. In August 2006, WM Realty Management obtained a one-month extension and the right to extend the maturity date for two one-month periods. The interest rate for the extension was 11.5% per annum plus .75% of the principal balance for each month’s extension. This mortgage was refinanced in October 2006. Expenses of obtaining the initial mortgage were $192,455 and were amortized over the stated term of the mortgage. In connection with the mortgage, we paid certain of WM Realty Management’s legal and closing costs of approximately $226,808, which WM Realty Management paid, net of obligations we had to WM Realty Management, following the refinancing its mortgage.

On October 4, 2006, WM Realty Management placed a new mortgage of $3.2 million on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The amortization is based on a thirty-year payout. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Mr. Levy executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

Item 13. Exhibits.

2.1	Stock purchase agreement dated August 17, 2005, by and among Ranor Acquisition, LLC, the stockholders of Ranor and Ranor, Inc.[1]

3.1	Certificate of incorporation[3]

3.2	By-laws[2]

3.3	Certificate of Designation for the Series A Convertible Preferred Stock[4]

4.1	Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank[1]

4.2	Guaranty from the Registrant to Sovereign Bank[1]

4.3	Form of warrant issued to Barron Partners LP1

4.4	First amendment dated January 29, 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of notes[6]

4.5	Second amendment dated June , 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of revolving note[3]

4.6	Mortgage security agreement and fixture filing dated October 4, 2006, from WM Realty Management, LLC to Amalgamated Bank[3]

4.7	Mortgage note dated October 4, 2006[3]

10.1	Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP1

10.2	Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP1

10.3	Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC[1]

10.4	Subscription Agreement dated February 24, 2006[1]

10.5	Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4[1]

10.6	Employment agreement between the Registrant and Stanley Youtt[1]

10.7	Management agreement dated February 24, 2006, between Ranor and Techprecision LLC[4]

10.8	Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor[1]

10.9	2006 Long-term incentive plan[4]

10.10	Letter agreement from WM Realty Management, LLC[1]

10.11	Settlement agreement and general release dated February 13, 2007, among the Company, Green Mountain Partners III, L.P.[6]

10.12	Letter agreement dated January , 2007 between Techprecision Corporation and Techprecision LLC[7]

10.13	Limited guarantee dated October 4, 2006 from Andrew Levy to Amalgamated Bank[3]

10.14	Agreement dated May 31, 2007 between the Company and Barron Partners LP dated August 17, 2005[3]

10.15	Employment agreement dated as of April 1, 2007 between the Company and James G. Reindl[8]

10.16	Purchase order from Electric Boat Corporation dated November 9, 2006[3]

10.17	Purchase order from GT Solar Incorporated dated January 22, 2007[3,9]

10.18	Purchase order from L3 Communications ESSCO dated March 29, 2006[3]

14.1	Code of business conduct and ethics[4]

21.1	List of Subsidiaries[3]

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]

[1]	Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-133509, and incorporated hereby by reference.

[2]	Filed as an exhibit to the Company’s registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.

[3]	Filed herewith.

[4]	Filed as an appendix to the Company’s information statement of Schedule 14-C, and incorporated herein by reference.

[5]	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and incorporated hereby reference.

[6]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 20, 2007.

[7]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 8, 2007.

[8]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on June 26, 2007.

[9]	Confidential treatment requested.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by Tabriztchi & Co., CPA, P.C., formerly known as Bloom & Co., LLP (“Tabriztchi”), our independent registered public accounting firm, for the years ended March 31, 2007 and 2006 as follows:

	Year ended March 31,
	2007	2006
Audit fees	$75,088	$35,039
Audit related fees	8,062	-0-
Tax fees	1,800	-0-
All other fees	-0-	-0-
Total	$84,950	$35,039

Audit fees.    Audit fees represent fees for professional services performed by Tabriztchi for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Tabriztchi that are reasonably related to the performance of the audit or review of our financial statements. These services include the review of our registration statement of Form SB-2 and communications with SEC regarding 10-KSB and 10-QSB forms filed in 2006.

Tax Fees.Tax fees represent fees for tax compliance services performed by Tabriztchi.

 All other fees.    There were no other fees paid to Tabriztchi.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the audit committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: June 28, 2007	/s/ James G. Reindl
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

Signature	Title	Date

/s/ James G. Reindl	Chairman of the board, chief executive	June 28, 2007
James G. Reindl	officer and director
(Principal Executive Officer)

/s/ Mary Desmond	Chief financial officer	June 28, 2007
Mary Desmond	(Principal Financial and Accounting Officer)

/s/ Stanley A. Youtt	Director	June 28, 2007
Stanley A. Youtt

/s/ Michael Holly	Director	June 28, 2007
Michael Holly

/s/ Larry Steinbrueck	Director	June 28, 2007
Larry Steinbrueck

/s/ Louis A. Winoski	Director	June 28, 2007
Louis A. Winoski

INDEX TO FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Techprecision Corporation

We have audited the accompanying consolidated balance sheet of Techprecision Corporation as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techprecision Corporation as of March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.
(Formerly Bloom & Co., LLP)
Garden City, New York
June 22, 2007

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$1,443,998
—
A Accounts receivable, less allowance for doubtful accounts of $25,000	2,684,970

Other receivables	16,737

Costs incurred on uncompleted contracts, net of allowance for loss and progress billings	1,266,445
Inventories- raw materials	183,498
Prepaid expenses	270,321
Total current assets	5,865,969

Property, plant and equipment, net	2,561,054
Other assets deferred loan cost, net	138,718
Total Assets	$8,565,741

CURRENT LIABILITIES
Accounts payable	$1,298,643
Accrued expenses	498,626
—
Loan from stockholder	60,000
Current maturity of long-term debt	610,814
Mortgage payable	—
Total current liabilities	2,468,083
LONG-TERM DEBT

Notes payable- noncurrent	6,020,440

STOCKHOLDERS’ EQUITY

Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,752,462 shares issued and outstanding at March 31, 2006	2,835,278
Common stock -par value $.0001 per share, authorized — 90,000,000 shares, issued and outstanding — 10,049,000 shares	1,006
Paid in capital	1,766,423
Accumulated deficit	(4,525,489)
Total Stockholders’ Equity	77,218
Total liabilities and stockholders equity	$8,565,741

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2007	2006

Net sales	19,086,206	20,266,402

Cost of sales	15,543,055	17,632,576

Gross profit	3,543,151	2,633,826
Operating expenses:
Salaries and related expenses	1,208,920	1,402,000
Professional fees	498,349	79,787
Selling, general and administrative	390,290	367,418

Total operating expenses	2,097,559	1,849,205
Income from operations	1,445,592	784,621)

Other income (expenses)
Interest expense	(628,412)	(1,107,902)
Interest income	2,453	10,135
Finance costs	(289,308)	(58,541)
	—	(14,273)
	(915,267)	(1,170,581)
Income (loss) before income taxes	530,325	(385,960)
Provision for income taxes	(240,100)	(42,188)

Net income (loss)	290,225	($428,148)
Deemed dividend to preferred stockholders	(675,813)

Loss to common stockholders	(385,588)	($428,148)
Net loss per share of common stock (basic and diluted)	(0.04)	(0.05)
Weighted average number of shares outstanding (basic and diluted)	10,008,463	8,270,156

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2007 AND 2006

	Warrants Preferred Stock			Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2005				8,089,000	$809	392,165	$(3,711,753)	$(3,318,779)
Sale of preferred stock and Warrants	11,220,000	7,719,250	$2,150,000					2,150,000
Sale of common stock				1,708,000	171	501,829		502,000
Issuance of shares of common stock for services				170,000	17	42,483		42,500
Contributed Capital						304,344		304,344
Loss for period							(428,148)	(428,148)

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

Contributed capital						497,350		497,350
Shares issued for services				82,000	$9	14,752		14,761
Directors’ stock options						13,500		13,500
Liquidated damages to preferred stockholders		33,212	9,465					9,465
Deemed dividend to preferred stockholders			675,813				(675,813)
Income for period							290,225	290,225

Balance, March 31, 2007	11,220,000	7,752,462	$2,835,278	10,049,000	$1,006	$1,766,423	$(4,525,489)	$77,218

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$290,225	$	(428,148)
Noncash items included in net loss:
Depreciation and amortization	873,320		456,383
Shares issued for services	14,761		42,500
Directors’ options	13,500
Liquidated damages	9,466
Changes in assets and liabilities:
(Increase) in accounts receivable	(194,423)		(667,059)
Decrease (increase) in inventory	30,649		(127,445)
(Increase) decrease in costs on uncompleted contracts	(2,565,492)		1,779,515
Decrease (increase) in prepaid expenses	116,154		(269,565)
Increase (decrease) in accounts payable and accrued expenses	544,369		(565,431)
Increase (decrease) in customer advances	2,605,636		(1,094,461)
Net cash provided (used) in operating activities	1,738,165		(873.711)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(430,534)		(83,934)
Net cash used in investing activities	(430,534)		(83,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan	3,200,000		3,300,000
Bank loan	—		4,000,000
Sale of common shares	—		656,763
Retirement of common stock	—		(210,000)
Sale of preferred stock	—		2,150,000
Retirement of preferred stock	—		(2,000,000)
Contributed capital	497,350		1,379,344
Payment of notes [do you need a separate line item for payment of mortgage loan since we have a line item for the mortgage loan?]	(3,888,148)		(8,005,527)
Increase (decrease) in restricted cash	950,000		(950,000)
Increase ( decrease) due to former stockholders	(843,600)		843,600
Cost of reorganization	—		(627,139)
Cost of financing	(332,036)		(312,625)
Loan from stockholder	60,000		—
Net cash provided by (used in) financing activities	(356,434)		224,416
Net increase (decrease) in cash and cash equivalents	$951,197		$(733,229)
CASH AND CASH EQUIVALENTS, beginning of period	492,801		1,226,030
CASH AND CASH EQUIVALENTS, end of period	$1,443,998		$492,801

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$637,793	$747,764
Income taxes	$4,229	$3,100

SUPPLEMENTAL INFORMATION-NONCASH TRANSACTIONS:

1.	On February 24, 2006 the Company issued 170,000 shares, valued at $.25 per share, to consultants for services rendered.

2.
On February 24, 2006, as a part of restructuring the Company’s financing, 2000 shares of redeemable preferred stock and 650,000 warrants’ attached to them were retired and $925,000 was placed in an escrow account for the payment of contingent indemnification obligation costs. The balance of the escrow funds, after the payment of all indemnification obligation costs, if any, is to be paid to the previous preferred stockholders. The Company reduced the cost of the redeemable preferred stock and warrants by $2,000,000, increased the additional paid in capital by $1,075,000 and recorded a liability of $925,000 that was placed in escrow.

3.
During the year ended March 31, 2006, the amount of environmental remediation costs were determined to be $81,400. Consequently, the amount of indemnification due to previous stockholders for escrow obligation was reduced and the additional paid in capital was increased by $81,400. In February 2007, we entered into a settlement agreement with the previous stockholders pursuant to which we received $500,000 from the escrow fund in settlement for claims that we made for breach of representations and warranties including the $81,400 for remediation. The balance of the escrow, together with accrued interest was paid to the former preferred stockholders, Green Mountain Partners and Phoenix life Insurance Company.

4.
The Company recorded deemed dividends of $388,233 and $287,580 to preferred stockholders in the year ended March 31, 2007 because of a reduction in the conversion price of the series A preferred stock from $.285 to $.24225 resulting from the Company’s failure to attain a specified level of fully diluted EBITDA per share for the years ended March 31, 2006 and a further reduction from $.24225 to $.218025 resulting from our failure to attain a specified level of fully-diluted EBITDA for the year ended March 31, 2007. The deemed dividends increased the preferred stockholders’ equity and reduced the income available to common stockholders by total amount of $675,813.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Techprecision Corporation (“Techprecision”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to Techprecision Corporation on March 6, 2006. Techprecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation. Ranor is a Delaware corporation, founded in May 2002 under the name Rbran Acquisition, Inc. and changed its name to Ranor, Inc. in August 2002. Techprecision and Ranor are collectively referred to as the “Company.”

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

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of March 31, 2007 and March 31, 2006. The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

Accounts receivable

Trade accounts receivable are stated at the amount Ranor expects to collect. Ranor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of Ranor’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, Ranor provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after Ranor has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There were no bad debt expenses for the years ended March 31, 2007 and 2006.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Cost of the inventories of raw materials is determined principally by the first-in, first-out method .

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term liabilities.

Long-lived Assets

Property, plant and equipment- these assets are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, up to 30 years; and leasehold improvements, 10-20 years.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease. A lease is considered a capital lease if there is a favorable buy out clause that would be an inducement for us to own the asset.

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, the Company initially measured the fair value of the series A preferred stocks by the amount of cash that was received for their issuance. The Company subsequently determined that the convertible preferred shares and the accompanying warrants were equity instruments under SFAS 150 and 133. Although the Company had unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if EBITDA per share were below the targeted amount, the certificate of designation relating to the series A preferred stock did not provide that we must issue shares that are registered pursuant to the Securities Act of 1933, with the result, pursuant to the certificate of designation, the additional shares need not be registered shares. Our preferred stock also met all other conditions for the classification as equity instruments. The Company had sufficient number of authorized shares, the agreement contained an explicit limit on the number of shares to be delivered on conversion, which was 1,400,000 shares of series A preferred stock, there is no required cash payment or net cash settlement requirement and the holders of the series A preferred stock had no right higher than the common stockholders.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a).

As of April 1, 2006, the Company was required to reduce the conversion price of the preferred to common stock of $0.285 by 15% because the EBITDA per share was below the targeted level of $0.06591 per share for the year ended March 31, 2006. On March 31, 2007, the Company was required to further reduce the conversion price by an additional 10% because the fully-diluted EBITDA per share was below the targeted level of $0.08568 per share in the year ended March 31, 2007. According to EITF number 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments,” (EITF 00-27) we estimated the beneficial effect of the reductions in conversion price to be $675,813. The 2,371,336 additional shares of common stock into which the holders of the series A preferred stock could obtain, upon conversion of their shares, were valued at $0.285 per share, which represents the initial conversion price of the series A preferred stock and the Company’s. estimate of the current fair value per share of the common stock.

In accordance with EITF 98-5, this amount ($675,813) is analogous to a deemed dividend and recognized as a return to holders of the series A preferred stock and is included in the calculation of net loss applicable to common stockholders and basic and diluted net loss per share of common stock.

The reductions in the exercise price of the warrants, because of the Company’s fully diluted EBITDA per share was lower than the targeted amounts for the years ended March 31, 2006 and 2007, did not result in any beneficial effect to the warrant holders because the warrants were not in the money prior or after the reductions.

The Company agreed and paid liquidated damages for its failure to achieve effective registration by August 24, 2006, by issuing 33,212 shares of series A preferred stock valued at $9,465, or $0.285 per share. The shares of preferred shares for liquidated damages were valued at the last cash price paid for those shares, which was $.285 per share in February 2006, determined without allocating any value to the warrants that were issued with the series A preferred stock. There is no market for the Company’s common stock or series A preferred stock. According to the final FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” issued on December 21, 2006, the Company recognized the amount of liquidated damages of $9,465 as an expense and credited to preferred stock. If the currently pending registration statement is not effective by October 15, 2007, liquidated damages shall accrue at the rate of 531 shares of series A preferred stock for each day after October 15, 2007 that the registration statement is not effective. Based on the current status of our registration statement, the Company considers this contingency not to be probable and no liability is required to be recognized under FSP No. EITF 00-19-2 at March 31, 2007.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the series A preferred stocks to permanent equity in accordance with the terms of the Abstracts - Appendix D - Topic D-98: Classification and Measurement of redeemable Securities.”

Stock Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The 150,000 options granted to the company directors were evaluated using Black Scholes model assuming average volatility of 25%, exercise and stock price of $0.285, risk free rate of 5% and the term of 5 years.

Loss per share of common stock

Loss per share was computed by dividing the net loss by the number of weighted average shares outstanding for the year of the loss. The shares of common stock issuable upon conversion of the series A preferred stock and upon exercise of outstanding warrants and options were not considered since they would be considered anti-dilutive.

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collection prospects are reasonable.

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

Advertising expenses

Advertising costs are charged to operations when incurred. Advertising expenses were $10,832 and $18,210 in 2007 and 2006, respectively.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

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

Reclassification

The Company has reclassified certain expenses for the year ended March 31, 2006 to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of the APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, retrospective application of previous periods financial statements of changes in accounting principle, unless it is impractical to determine either the period specific effect of the cumulative effect of the change. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. SFAS No. 154 does not currently have an effect on the Company’s financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 does not currently have an effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has determined that the FASB Interpretation 48 does not have a material impact on its financial statements..

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.

On December 21, 2006, the FASB issued final FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements. This FSP requires that an entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument (s) subject to that arrangement. This FSP states that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further specifies that a financial instrument subject to a registration payment arrangement should be recognized and measured in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Otherwise, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006 and that continue to be outstanding at the beginning of the period of adoption, the FSP requires retrospective application. The Company adopted the FSP and accordingly recorded liquidated damages in the amount of $9,465.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REVERSE ACQUISITION

In connection with the reverse acquisition, on February 24, 2006:

•
The Company entered into a preferred stock purchase agreement with Barron Partners LP, pursuant to which it sold to Barron Partners, for $2,200,000, 7,719,250 shares of series A preferred stock, and five-year warrants to purchase an aggregate of 11,220,000 shares of common stock.

•
During the period from inception in February 2005 through the completion of the reverse acquisition on February 24, 2006, the Company’s then principal stockholder, Capital Markets Advisory Group,LLC, had advanced $39,661 to the Company, then known as Lounsberry Holdings II, Inc. to pay its expenses. On February 24, 2006, the Company paid $160,339 to Capital Markets to repurchase 928,000 shares of common stock, which were cancelled, and to reimburse the $39,661 of advances.

•
The Company issued 7,997,000 shares of common stock to the members of Ranor Acquisition LLC, which was a party to an August 17, 2005 agreement to purchase the stock of Ranor (the “Ranor Agreement”), for which Ranor Acquisition advanced funds on the Company’s behalf and assigned its rights under the Ranor stock purchase agreement. The Company assumed Ranor Acquisition’s obligations to purchase the Ranor capital stock pursuant to that agreement.

•	The Company sold 1,700,000 shares of common stock to an investor for $500,000.

•
Ranor entered into a loan and security agreement with Sovereign Bank pursuant to which Ranor borrowed $4.0 million, by issuing its term note. Sovereign provided Ranor with a $1.0 million revolving credit arrangement.

•
Ranor sold its real estate to WM Realty Management, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty Management, LLC pursuant to a net lease. WM Realty Management, LLC is an affiliate of the Company which is a variable interest entity. As a result, the financial statements do not reflect the sale of the real estate, but do show the $3,300,000 mortgage obligation, which is due in August 2006, as a current liability of the Company. The mortgage was refinance in October 2006. See Note 7.

•
Ranor used the net proceeds of the Sovereign Bank loan (see Note 7), the net proceeds from the sale of the real estate, $240,000 of available cash and a portion of the proceeds from the sale of the preferred stock to pay principal ($8,000,000) and interest ($975,500) on notes to Ranor’s then principal stockholders, and to purchase the equity in Ranor. Although the payment was less than the principal and interest due on the note, the note holders released Ranor from any further obligation under the notes.

•
The Company placed $925,000 of the purchase price into escrow. The escrow was the sole source of the former Ranor preferred stockholders’ liability for breach of the representations and warranties under the Ranor Agreement. The Company made claims against the escrow account and, in February 2007, the Company and the former Ranor preferred stockholders entered into a settlement agreement pursuant to which the Company received $500,000 from the escrow funds and the escrow agent paid the balance, including accrued interest, to the former Ranor preferred stockholders, and the parties exchanged general releases.

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

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company provides manufacturing services to large governmental programs, the Company usually does not work directly for agencies of the United States government. Rather, the Company performs its services for large governmental contractors and large utility companies.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2007 and 2006 property, plant and equipment consisted of the following:

	2007	2006
Land	$110,113	$110,113
Building and improvements	1,290,072	1,290,072
Machinery equipment, furniture and fixtures	3,040,232	2,609,698
Total property, plant and equipment	4,440,417	4,009,883
Less: accumulated depreciation	(1,879,363)	(1,452,889)
	$2,561,054	$2,556,994

Depreciation expense for the years ended March 31, 2007 and 2006 were $426,474 and $412,988, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated entity under Fin 46 R) are collateral for the $3,300,000 Mortgage Loan and other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  As of March 31, 2007 and 2006.

	2007	2006
Cost incurred on uncompleted contracts, beginning balance	$2,889,649	$4,669,165
Total cost incurred on contracts, during the year	18,108,550	15,853,060
Less cost of sales, during the year	(15,543,057)	(17,632,576)
Cost incurred on uncompleted contracts, ending balance	$5,455,142	$2,889,649
Billings on uncompleted contracts, beginning balance	$1,583,061	$2,677,522
Plus: Total billings incurred on contracts, during the year	9,236,613	6,760,524
Less: Contracts recognized as revenue, during the year	(6,630,977)	(7,854,985)
Billings on uncompleted contracts, ending balance	$4,188,697	$1,583,061

Cost incurred on uncompleted contracts, ending balance	$5,455,142	$2,889,649
Billings on uncompleted contracts, ending balance	(4,188,697)	1,583,061
Cost incurred on uncompleted contracts, ending balance, net	$1,266,445	$1,306,588

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2007 and 2006, $116,755 and $86,141 of allowance for losses on uncompleted contracts were recognized, respectively.

NOTE 5. PREPAID EXPENSES

As of March 31, 2007 and 2006, the prepaid expenses included the following:

	2007	2006
Insurance	$137,484	$173,152
Interest	0	122,001
Mortgage payment	0	36,500
Real estate taxes	4,387	34,921
Pre-Pay on purchases	121,720
Mortgage servicing fee	0	3,529
Equipment maintenance	6,730	6,022
Quality control audit fees	0	10,350
Total	$270,321	$386,475

NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation. Amortization charged to operations in 2007 and 2006 were $295,978 and $59,096, respectively. As of March 31, 2007 and 2006, deferred charges were as follows:

	2007	2006
Deferred costs expiring in one year or less:
Deferred mortgage costs	$207,402	265,943
Less: accumulated amortization	(207,402)	(58,541)
	$0	$207,402
Deferred costs expiring after one year:
Deferred loan costs	$150,259	46,852
Accumulated amortization	(11,541)	(655)
	$138,718	$46,127

NOTE 7. LONG-TERM DEBT

The following debt obligations, outstanding on March 31, 2007 and 2006:

	2007	2006
1. Long-term debt issued on February 24, 2006:

Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$3,428,571	4,000,000
2. long-term mortgage loan issued on October 4, 2006
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate 6.75%, monthly interest and principal payment $20,955. The amortization is based A thirty year term. WM realty has the WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.	$3,189,087
3. Automobile Loan

ཉ Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	13,596	19,401
	6,631,254	4,019,401
Principal payments due within one year	610,814	576,934
Principal payments due after one year	$6,020,440	$3,442,467

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank, West Hartford, Ct. as part of the agreement the bank has granted the Company a term loan of $4,000,000 and extended the Company a line of credit of $1,000,000, initial interest at 9%. The interest on the line of credit is variable. At March 31, 2007 the amount due on the line of credit was zero. In February 2007, the Company entered into an agreement with the bank which (i) reduced the interest rate on its revolving credit line from prime plus 1 1/2% to prime plus 1% and (ii) provided for the Company to borrow up to $500,000 at prime plus 1% in order to financing capital expenditures. Under this capital expenditures facility, the Company may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. As of March 31, 2007, the Company had not borrowed any money under the capital expenditures facility.

The note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Company’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter; the Company is prohibited from issuing any additional equity interest (except to existing holders), or redeem, retire, purchase or otherwise acquire for value any equity interests; the Company pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2:1 as at the end of each fiscal quarter.

In connection with the Amalgamated Bank mortgage financing, Mr. Andrew Levy executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

As of March 31, 2007, the maturities of long-term debt were as follows:

Year ending March 31,

2008	$609,734
2009	612,752
2010	612,435
2011	612,641
2012	615,628
Due after 2011	3,568,064
Total	$6,631,254

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. As of March 31, 2007 and 2006, the sources and tax effects of the differences are as follows:

	2007	2006
Income tax provision at statutory rate of 34%	$(400,600)	$(588,500)
Tax benefit before net operating loss carry forward (11%)	160,500	546,300

Net tax provision (23%)	(240,100)	$(42,200)

As of March 31, 2007 and 2006, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
Deferred Tax Assets:
Current:
Compensation accrual	$112,000	$73,000
Bad debt allowance	9,800	9,800
Loss on uncompleted contracts	45,600	33,600
Non-Current:
Net operating loss carry-forward	584,900	760,800
Total deferred tax assets	752,300	877,200
Deferred Tax Liabilities:
Non-Current:
Depreciation	206,000	197,600
Net deferred tax asset	546,300	679,600
Valuation allowance	(546,300)	(679,600)
Net Deferred Tax Asset Balance	$—	$—

At March 31, 2007 and 2006, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. The net changes in the valuation allowances during the years ended March 31, 2007 and 2006 were $(123,300) and $(588,500) respectively. The Company applied $164, 500 of the tax benefit of loss carryforward to offset the provision for income taxes, in the year ended March 31, 2007. In the year ended March 31, 2006, the sale and leaseback of the Company's land and building for $3,000,000 to a special purpose entity, WM Realty Management, LLC, resulted in a gain of 1,734,700. The reduction in the deferred tax asset of $588,500 represents the realized tax benefit of the loss carryforward.

As of March 31, 2007, the Company’s federal net operating loss carryforwards was approximately $1,499,600. If not utilized, the federal net operating loss carryforward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent changes in ownership, as a consequence of the reverse merger, as defined by Section 382 of the IRC, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RESTRICTED CASH - INDEMNIFICATION OBLIGATION ESCROW

The stock purchase agreement, pursuant to which the Company purchased the outstanding securities of Ranor, provided for the parties to establish an escrow account into which $925,000 of the purchase price of the securities was placed. The Company made a claim against the escrow account and, in February 2007, the Company entered into a settlement agreement with the former Ranor preferred stockholders pursuant to which we received $500,000 from the escrow fund in settlement for claims that we made for breach of representations and warranties relating to environmental matters, and the balance of the escrow, together with accrued interest, was paid to Green Mountain Partners and Phoenix Life Insurance Company in respect of their sale of the preferred stock in February 2006, and the parties exchanged mutual releases.

NOTE 10. RELATED PARTY TRANSACTIONS

Management Fees

Contemporaneously with the reverse acquisition on February 24, 2006, we engaged Techprecision LLC to manage our business through March 31, 2009 pursuant to a management agreement. The agreement provided that we pay Techprecision LLC an annual management fee of $200,000 and a performance bonus based on criteria determined by the compensation committee. Mr. James G. Reindl was president and Mr. Andrew A. Levy was chairman of Techprecision LLC, and they and Martin M. Daube were the members of Techprecision LLC. The agreement provided that Techprecision LLC would provide the services of Mr. Reindl at chairman, Mr. Levy for marketing support and analysis of long-term contracts and Mr. Daube for marketing support. Mr. Reindl works for us on a full time basis. Neither Mr. Levy nor Mr. Daube devoted any significant time to the Company’s business. None of the members of Techprecision LLC receive any additional compensation from us during the period that the contract was in effect, and the annual fee and any performance bonus which may be awarded is allocated among the three members in accordance with their interests in Techprecision LLC, which is 45% for each of Mr. Reindl and Mr. Levy and 10% with respect to Mr. Daube. No performance bonus was awarded.

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, we made a payment of $16,667 on or about January 15, 2007 and we agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Reindl is no longer a member of Techprecision LLC, and he has no interest in the continuing payments to Techprecision LLC. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC, and we are paying Mr. Reindl salary of $160,000 per annum. We also reimburse Mr. Reindl for his travel expenses to our offices in Westminster, Massachusetts. Mr. Reindl has negotiated an employment agreement with our compensation committee. (See Note 18.)

Loans from Related Parties

Ranor had long-term debt payable to former preferred stockholders and warrant holders, Green Mountain Partners III, L.P. and Phoenix Life Insurance Company (see Note 7). Interest expense charged to operations under this related party debt was $1,073,466 and $1,120,000 in 2006 and 2005, respectively. On February 24, 2006, in connection with the reverse acquisition (see Note 2), Green Mountain and Phoenix forgave interest of $222,944 which was a capital contribution.

The principal stockholder of WM Realty made loans to WM Realty in the year ended March 31, 2007. The outstanding balance of the loans was $60,000 as of March 31, 2007 and is reflected on the Company’s balance sheet as a loan from stockholder.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty Management, LLC borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty Management purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to pay closing costs, which advance was repaid when WM Realty Management refinanced the mortgage in October 2006. WM Realty Management, LLC was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty Management a special purpose entity as defined by FIN 46, and therefore has consolidated its operations into the Company.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 4, 2006, WM Realty Management placed a new mortgage of $3.2 million on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The amortization is based on a thirty-year payout. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Mr. Levy, the principal stockholder of WM Realty, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

NOTE 11. OPERATING LEASE

Ranor leases office equipment under operating lease agreements expiring through November 2008. Total rent expense charged to operations was $16,700 and $19,900 in the years ended March 31, 2006 and 2005, respectively.

Future minimum lease payments under noncancellable portions of the leases as of March 31, 2006, are as follows:

Years ending March 31,	Amount
2008	15,288
Total minimum lease payments	$15,288

NOTE 12. SALE AND LEASE

On February 24, 2006 Ranor, Inc. entered into a sale and lease back arrangement with WM Realty Management, LLC, a special purpose entity. The sale of the building was for $3,000,000. The term of the lease has a term of fifteen years commencing February 24, 2006. For the years ended March 31, 2007 the Company’s annual rent expense was $438,500. This amount was eliminated in consolidation and the interest and depreciation were expensed. The current annual rent is $444,000, and the rent is subject to an annual increase based on the increase in the consumer price index.

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments are as follows:

Year Ended March 31,	Amount
2008	444,000
2009	444,000
2010	444,000
2011	444,000
2012-2016	2,220,000
2017-2022	2,220,000

Total	$6,216,000

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. There were no employer-matched contributions charged to operations in the years ended March 31, 2006 and 2005, respectively.

NOTE 14. CAPITAL STOCK

Preferred stock

On March 31, 2005, Ranor had 2,000 shares of preferred stock outstanding. The preferred stock carried a mandatory redemption provision. The Company acquired these shares as part of the reverse acquisition and the shares were cancelled on February 24, 2006.

On February 24, 2006, Barron Partners LP purchased 7,719,250 shares of series A preferred stock, par value $0.0001 per share for $2,200,000. The securities purchase agreement provided that the Company pay Barron Partners a due diligence fee of $50,000 at the closing. Initially, series A preferred stock were convertible into common stock at a conversion rate of one share of Common Stock, for each share of Series A Preferred Stock. In addition, pursuant to the preferred stock purchase agreement, the Company issued to Barron Partners common stock purchase warrants to purchase up to 5,610,000 of Common
Stock at $0.57 per share and 5,610,000 shares of Common Stock at $0.855 per share.

As of April 1, 2006, the Company was required to reduce the conversion price of the series A preferred stock to common stock of $0.285 by 15% because the fully-diluted EBITDA per share was below the targeted level of $0.06591 per share in the year ended March 31, 2006. On March 31, 2007, we were required to further reduce the conversion price by an additional 10% because the fully-diluted EBITDA per share was below the targeted level of $0.08568 per share in the year ended March 31, 2007. As a result, at March 31, 2007, the shares of series A preferred stock issued pursuant to the securities purchase agreement were convertible into 10,090,586.

At March 31, 2007, we had also issued 33,212 shares of series A preferred stock to Barron Partners as a result of our failure to have a registration statement effective in August 2006. These shares of series A preferred stock are convertible into 43.414 shares of common stock.

The investor or its affiliates will not be entitled to convert the series A preferred stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. The agreement, the certificate of designation relating to the series A preferred stock and the warrants all provide that this provision cannot be amended.

The Company agreed not to issue any additional preferred stock until the earlier of (a) three years from the Closing or (b) the date that the investor transfer and/or converts not less than 90% of the shares of series A preferred stock and sells the underlying shares of common stock and for two years after Closing not to enter into any new borrowing of more than three times the EBITDA from recurring operations over the trailing four quarters.

Barron Partners has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that Barron Partners may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of series A preferred stock owned by the investor to the total of such shares.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The holders of the series A preferred stock do not have voting rights. However, the approval of the holders of 75% of the outstanding shares of series A preferred stock is required to amend the certificate of incorporation, change the provisions of the preferred stock purchase agreement, to authorize additional series A preferred stock in addition to the 9,000,000 authorized, or to authorize any class of stock that ranks senior with respect to voting rights, dividends or liquidations.

Stock warrants

Warrants to purchase 650,000 shares of common stock that were outstanding on March 31, 2005 were acquired by the Company in connection with the reverse acquisition and cancelled on February 24. 2006

In February 2006, we issued to Barron Partners 11,220,000 warrants in connection with its purchase of the series A preferred stock. These warrants are exercisable, in part or full, at any time from February 24, 2006 to expiration time, February 24, 2011. If the shares of common stock are not registered pursuant to the Securities Act of 1933, the holders of the warrants have cashless exercise rights which will enable them to receive the value of the appreciation in the common stock through the issuance of additional shares of common stock. These warrants had initial execise prices of $0.57 as to 5,610,000 shares and $0.855 as to 5,610,000 shares. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the exercise prices per share of the warrants were reduced from $0.57 to $.43605 and from $0.855 to $.654075.

Common Stock

At March 31, 2006, the Company has 9,967,000 shares of common stock outstanding and at March 31, 2007 it had 10,049,000. During the year ended March 31, 2007, the Company issued an aggregate of 82,000 shares of common stock to key employees pursuant to its stock grant program.

NOTE 15. 2006 LONG-TERM INCENTIVE PLAN

In February 2006, our board of directors adopted, and in July 2006 the board amended, and in October 2006, the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. The purpose of the Plan is to attract, retain and reward officers and other key employees, directors, consultants and independent contractors of the Company. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. As initially adopted, each newly elected independent director received at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election.

Pursuant to the amendment to the plan, the number of shares subject to the initial option grant was increased to 50,000 shares, with the option being exercisable, with respect to the then current independent directors as to 30,000 shares in July 2006 and as to 10,000 shares in each of February 2007 and 2008. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009. For each independent director who is elected after July 31, 2006, the director will receive an option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option will vest as to 30,000 shares nine months from the date of grant and as 10,000 shares on each of the first and second anniversaries of the date of grant. These directors will receive an annual grant of an option to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her first election. Pursuant to the plan, the Company granted non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant, to the three independent directors.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2007, our three largest customers accounted for approximately 44% of our revenue, and each of these customer accounted for less than 10% of revenue during both the year ended March 31, 2006 and the year ended March 31, 2005. For the year ended March 31, 2006, our two largest customers accounted for approximately 28% of our revenue, and each of these customers accounted for less than 10% of our revenue in the fiscal year ended March 31, 2005 and the year ended March 31, 2004. To the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2007, and 2006:
	2007		2006
Customer	Dollars	Percent	Dollars	Percent
	(Dollars in thousands).
GT Solar Inc.	$3,407	17.85%	*	*
General Dynamics Electric Boat	2,587	13.56%	*	*
Essco/L3 Communications	2,415	12.65%	*	*
University of Rochester	*	*	$2,967	14.60%
BAE Systems	*	*	2,611	12.90%

* Less than 10% of revenue for the year.

NOTE 17. EMPLOYMENT AGREEMENT

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

NOTE 18. SUBSEQUENT EVENTS

Incentive stock options and stock grants

On April 1, 2007, we granted incentive stock options to purchase a total of 221,659 shares of common stock to our key employees, including Mary Desmond, our chief financial officer, who received an option to purchase 25,000 shares. The options are immediately exercisable at an exercise price of $.285 per share, which the compensation committee determined to be the fair market value on the date of grant. No other officer received an option grant. By the terms of the option grants, the options can only be exercised if the underlying shares are covered by an S-8 registration statement.

On April 1, 2007, we granted 15,000 shares of common stock to our key employees, of which 3,000 shares were granted to Ms. Desmond. Except for the shares issued to Ms. Desmond, which vested immediately, the remaining 12,000 shares vest in installments, with 4,000 shares vesting immediately.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental matters

In June 2007, the federal Environmental Protection Agency (the “EPA”) issued an administrative complaint against Ranor and the Company alleging violations of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act, known as “EPCRA.” The action, In the Matter of Ranor, Inc. and Techprecision Corporation, is pending before the Boston, Massachusetts regional office of the EPA. The complaint states that storm water discharges at Ranor’s facility resulted in the discharge of pollutants into navigable waters of the United States without a permit and that Ranor violated the Clean Water Act by failing to obtain the necessary storm water discharge permits. The EPA is seeking a maximum penalty of $157,500. The Company intends to vigorously defend against these claims.

With respect to the EPCRA claims, the EPA alleges that in 2003 and 2004, Ranor failed to file required toxic chemical release inventory reporting forms in connection with its use of nickel, chromium and manganese in its operations and seeks a maximum penalty of $162,500. Ranor, while admitting that Ranor failed to file certain reports, asserts that the alleged penalty is excessive, based on the EPA’s own guidelines, and will vigorously contest the claimed penalty. Ranor does not believe that any such remaining liabilities, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Employment agreement.

On June 19, 2007, the Company entered into an employment agreement dated as of April 1, 2007 with James G. Reindl, its chief executive officer. Pursuant to the terms of the agreement, the Company will employ Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2008 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl is to receive an annual base salary of $160,000 a year. Mr. Reindl is also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors and reimbursement of his commuting expenses. The agreement may be terminated by the Company with or without cause or by Mr. Reindl’s resignation. If the Company terminates the agreement without cause, it is to pay Mr. Reindl severance pay equal to his salary for the balance of the term plus the amount of his bonus for the prior year. During the term of his employment and for a period thereafter, Mr. Reindl will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.