Form 10QSB
period 2007-06-30
TECHPRECISION CORP
filed 2007-08-14
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2007

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
Yes ☐  No ☒

As of August 10, 2007 there are 10,053,000 shares of the common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited balance sheet at June 30, 2007	2
Unaudited statements of operations for the three months ended June 30, 2007 and 2006	3
Unaudited statement of stockholders’ equity for the three months ended June 30, 2007	4
Unaudited statements of cash flows for the three months ended June 30, 2007 and 2006	5
Notes to financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Controls and Procedures	19
Part II. Other Information
Item 6. Exhibits	19

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30,	MARCH 31
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$1,231,265	$1,443,998
Accounts receivable, less allowance for doubtful accounts of $25,000 at June 30 and March 31, 2007	3,372,823	2,684,970
Other receivables	15,712	16,737
Costs incurred on uncompleted contracts,
net of allowance for loss and progress billings	2,236,139	1,266,445
Inventories- raw materials	196,152	183,498
Prepaid expenses	157,035	270,321
Total current assets	7,209,126	5,865,969
Property, plant and equipment, net	2,511,488	2,561,054
Deferred loan costs, net	134,462	138,718
Total assets	$9,855,076	$8,565,741

CURRENT LIABILITIES
Accounts payable	$2,102,309	$1,298,643
Accrued expenses	491,950	498,626
Current maturity of long-term debt	610,623	610,814
Loan from stockholder	30,000	60,000
Total current liabilities	3,234,882	2,468,083
LONG-TERM DEBT
Notes payable- noncurrent	5,867,929	6,020,440
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 9,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,752,462
shares issued and outstanding at June 30 and March 31, 2007	2,835,278	2,835,278
Common stock - par value $.0001, authorized 90,000,000, 10,053,000 and
10,049,000 issued and outstanding on June 30, and March 31, 2007, respectively.	1,006	1,006
Paid in capital	1,756,643	1,766,423
Accumulated deficit	(3,840,662)	(4,525,489)
Total stockholders’ equity	752,265	77,218
	$9,855,076	$8,565,741

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FORTHE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

	Three months ended June 30,
	2007	2006
Net sales	$6,553,112		$4,198,530

Cost of sales	4,877,572		3,410,005

Gross profit	1,675,540		788,525
Operating expenses:
Salaries and benefits	344,291		292,454
Professional fees	44,045		99,908
Selling, general and administrative	70,620		138,087
Total operating expenses	458,956		530,449

Income from operations	1,216,584		258,076

Other income (expenses)
Interest expense	(132,438)		(183,239)
Finance cost	(2,589)		(150,477)
Interest income	275		212
Total other income	(134,752)		(333,504)

Income (loss) before income taxes	1,081,832		(75,428)
Provision for income taxes	(397,005)		--
Net Income (loss)	$684,827	$	(75,428)
Preferred stock deemed dividend	--		(388,233)

Net Income (loss) to common stockholders	684,827		(463,661)

Net income (loss) per share of common stock-basic	.07		(.05)
Net income (loss) per share of common stock-diluted	.04		(.05)

Weighted average number of shares of common stock outstanding -Basic	10,051,000		9,991,462
Weighted average number of shares of common stock outstanding -Diluted	19,313,683		9,991,462

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(unaudited)

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2007	11,220,000	7,752,462	2,835,278	10,049,000	1,006	1,766,423	(4,525,489)	77,218

Distribution of capital - WM Realty						(10,500)		(10,500)
Issuance of shares for services				4,000		720		720
Net income							684,827	684,827
Balance June 30, 2007	11,220,000	7,752,462	2,835,278	10,053,000	1,006	1,756,643	(3,840,662)	752,265

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended, June 30
	2007	2006
DECREASE IN CASH AND CASH EQUIVALENTS CASH FLOWS
FROM OPERATING ACTIVITIES
Net income (loss) for the period	684,827	(75,432)
Noncash items included in net loss:
Depreciation and amortization	117,295	256,030
Shares issued for services	720	7,561
Changes in assets and liabilities:
Accounts receivable	(686,828)	(270,460)
Inventory	(12,654)	(7,149)
Costs on uncompleted contracts	(969,695)	198,126
Prepaid expenses	113,286	166,013
Accounts payable and accrued expenses	796,989	176,263

Net cash used in operating activities	43,940	450,952

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(63,472)	(19,626)
Net cash used in investing activities	(63,472)	(19,626)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes	(152,701)	(144,282)
Payment of mortgage note	(30,000)	(100,000
Additional paid-in capital	(10,500)	--

Net cash provided by (used in) financing activities	(193,201)	(244,282)
Net increase (decrease) in cash and cash equivalents	(212,733)	187,044
CASH AND CASH EQUIVALENTS, beginning of period	1,443,998	492,801
CASH AND CASH EQUIVALENTS, end of period	$1,231,265	$679,845

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$132,438	$186,972
Income taxes	$2,985	$3,100

The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS

The beneficial effect of the reduction in conversion price of preferred stock to common stock from $.285 to $.24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares and is reflected as a preferred stock deemed dividend.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the three month period ended June 30, 2006, the Company issued 42,000 shares to employees of the Company. The shares were valued at $.18 per share, or a total of $7,561. The 42,000 shares are part of a total grant of 126,000, of which 8,000 shares were cancelled.  These shares vested immediately as to the remaining 78,000 shares, 40,000 shares vested at- February 24, 2007. These shares were valued at $.18 per share, or total of $7,200. The balance of shares will vest on February 24, 2008. None of these shares were issued to officers or directors

In the three month period ended June 30, 2007, the Company issued  7,000 shares to employees of the Company, of which 3,000 shares were issued to the Company’s chief financial officer. The shares were valued at $.18 per share, or a total of $ 1,260. The 7,000 shares are part of a total grant of 15,000 shares, of which 7,000 shares, including the 3,000 shares granted to the chief financial officer, vested immediately and the remaining 8,000 shares vest in two annual installments-February 24, 2008 and February 24, 2009.

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results Techprecision Corporation and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007. Certain prior quarter amounts may have been reclassified to conform to the presentation used in 2007.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. The Company will adopt the Interpretation on January 1, 2007. The Company is in the process of determining the impact of the interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with GAAP, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact SFAS No. 157 will have on its financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 is not expected to have a material effect on the Company’s financial position and results of operations.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2007 and March 31, 2007 property, plant and equipment consisted of the following:

	June 30, 2007	March 31, 2007
Land	110,113	110,113
Building and improvements	1,290,072	1,290,072
Machinery equipment, furniture and fixtures	3,103,704	3,040,232
Total property, plant and equipment	4,503,889	4,440,417
Less: accumulated depreciation	(1,992,401)	(1,879,363)
	$2,511,488	$2,561,054

Depreciation expense for the three months ended June 30, 2007 and June 30, 2006 were $113,038 and $103,785, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated entity under Fin 46 R) are collateral for the $3,300,000 Mortgage Loan, and other fixed assets of the Company together with its other personal property, are collateral for the Sovereign Bank $4,000,000 secured loan and credit facilities.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method  The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  As of June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Cost incurred on uncompleted contracts, beginning balance	$5,455,142	$2,889,649
Total cost incurred on contracts, during the year	5,931,516	18,108,550

Less cost of sales, during the year	(4,877,383)	(15,543,057)
Cost incurred on uncompleted contracts, ending balance	$6,509,275	$5,455,142

Billings on uncompleted contracts, beginning balance	$4,188,697	$1,583,061
Plus: Total billings incurred on contracts, during the year	4,308,663	9,236,613

Less: Contracts recognized as revenue, during the year	(4,224,224)	(6,630,977)
Billings on uncompleted contracts, ending balance	$4,273,136	$4,188,697

Cost incurred on uncompleted contracts, ending balance	$6,509,275	$5,455,142
Billings on uncompleted contracts, ending balance	(4,273,136)	(4,188,697)
Cost incurred on uncompleted contracts, ending balance, net	$2,236,139	$1,266,445

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2007 and 2006, $100,000 and $29,051 of allowance for losses on uncompleted contracts were recognized, respectively.

NOTE 5. PREPAID EXPENSES

As of June 30, 2007 and March 31, 2007, the prepaid expenses included the following:

	June 30, 2007	March 31, 2007
Insurance	$80,883	$137,484
Real estate taxes	4,176	4,387
Prepayments on purchases	45,567	121,720
Equipment maintenance	26,409	6,730
Total	$157,035	$270,321

NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation. Amortization charged to operations in the three months ended June 30, 2007 and June 30, 2006 were $4,257 and $152,314, respectively. As of June 30, 2007 and March 31, 2007, deferred charges were as follows:

	June 30, 2007	March 31, 2007
Deferred costs expiring after one year:
Deferred loan costs	$150,259	$150,259
Accumulated amortization	(15,797)	(11,541)
	$134,462	$138,718

NOTE 7. LONG-TERM DEBT

The following debt obligations, outstanding on June 30, 2007 and March 31, 2007:

	June 30,	March 31,
1. Long-term debt issued on February 24, 2006:
Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due
on March 1, 2013	$3,285,715	$3,428,571

2. Long-term mortgage loan issued on October 4, 2006
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate of 6.75%, monthly interest and principal payment $20,955. The amortization is based on a thirty-year amortization schedule. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is
made during the ninth or tenth year.	$3,180,738	$3,189,087

3. Automobile Loan
Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20,
2003 through June 20, 2009	12,099	13,596
Total	6,478,552	6,631,254
Principal payments due within one year	610,623	610,814
Principal payments due after one year	$5,867,929	$6,020,440

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank, West Hartford, Ct. Pursuant to the agreement, the bank has made a term loan of $4,000,000 to the Company and extended the Company a line of credit of $1,000,000, initial interest at 9%. The interest on the line of credit is variable. In February 2007, the Company entered into an agreement with the bank which (i) reduced the interest rate on its revolving credit line from prime plus 1 1/2% to prime plus 1% and (ii) provided for the Company to borrow up to $500,000 at prime plus 1% in order to financing capital expenditures. Under this capital expenditures facility, the Company may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. On June 28, 2007, the Company increased its line of credit with Sovereign Bank from $1,000,000 to $2,000,000. As of June 30, 2007, the Company had not borrowed any money under the capital expenditures facility or line of credit.

The note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Company’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter; the Company’s subsidiary, Ranor, Inc., is prohibited from issuing any additional equity interest (except to the Company), or redeem, retire, purchase or otherwise acquire for value any equity interests; the Company pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2:1 as at the end of each fiscal quarter.

In connection with the Amalgamated Bank mortgage financing, Mr. Andrew Levy, the principal equity owner of WM Realty Management and a principal stockholder of the Company, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

As of June 30, 2007, the maturities of long-term debt were as follows:

Year ending March 31,
2008	$457,032
2009	612,752
2010	612,435
2011	612,641
2012	615,628
Due after 2011	3,568,064

Total	$6,478,552

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. As of June 30, 2007 and March 31, 2007, the sources and tax effects of the differences are as follows:

	June 30, 2007	March 31, 2007

Income tax provision at statutory rate	$(421,857)	$(400,600)
Tax benefit before net operating loss carry forward	24,852	160,500
Net tax provision	$(397,005)	(240,100)

As of March 31, 2007 and 2006, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2007	March 31, 2007
Deferred Tax Assets:
Current:
Compensation accrual	$116,278	$112,000
Bad debt allowance	9,800	9,800
Loss on uncompleted contracts	39,000	45,600
Non-Current:
Net operating loss carry-forward	560,048	584,900
Total deferred tax assets	725,126	752,300
Deferred Tax Liabilities:
Non-Current:
Depreciation	208,200	206,000
Net deferred tax asset	516,926	546,300
Valuation allowance	(516,926)	(546,300)
Net Deferred Tax Asset Balance	$--	$--

At June 30, 2007 and March 31, 2007, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. Because of over 50% change in ownership of Ranor, Inc, that company’s net operating loss carryforward is subject to IRC §382, which limits the amount of the tax loss carryforward that can be used in any year. The amount of net operating loss carryforward that may be used annually is equal to a percentage of the company’s value at the date of ownership. The percentage is the highest federal long-term federal tax exempt rate for the month during which the ownership occurred, February 2006, and the preceding two months. The Federal long term tax exempt rate is determined by the Internal Revenue Service.

As of June 30, 2007, the Company’s federal net operating loss carryforwards was approximately $1,435,878. If not utilized, the federal net operating loss carryforward of Ranor and Techprecision will expire in 2025 and 2027, respectively

NOTE 9. RELATED PARTY TRANSACTIONS

Management Fees

Contemporaneously with the reverse acquisition on February 24, 2006, the Company engaged Techprecision LLC to manage its business through March 31, 2009 pursuant to a management agreement. The agreement provided that the Company pay Techprecision LLC an annual management fee of $200,000 and a performance bonus based on criteria determined by the compensation committee. Mr. James G. Reindl was president and Mr. Andrew A. Levy was chairman of Techprecision LLC, and they and Martin M. Daube were the members of Techprecision LLC. The agreement provided that Techprecision LLC would provide the services of Mr. Reindl at chairman, Mr. Levy for marketing support and analysis of long-term contracts and Mr. Daube for marketing support. Mr. Reindl works for us on a full time basis. Neither Mr. Levy nor Mr. Daube devoted any significant time to the Company’s business. None of the members of Techprecision LLC received any additional compensation from us during the period that the contract was in effect, and the annual fee and any performance bonus which may be awarded is allocated among the three members in accordance with their interests in Techprecision LLC, which is 45% for each of Mr. Reindl and Mr. Levy and 10% with respect to Mr. Daube. No performance bonus was awarded.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, we made a payment of $16,667 on or about January 15, 2007 and we agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Reindl is no longer a member of Techprecision LLC, and he has no interest in the continuing payments to Techprecision LLC. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC, and we are paying Mr. Reindl salary of $160,000 per annum. We also reimburse Mr. Reindl for his travel expenses to our offices in Westminster, Massachusetts. Mr. Reindl has a one-year employment agreement with the Company commencing April 1, 2007.

Loans from Related Parties

The principal equity owner of WM Realty made loans to WM Realty in the year ended March 31, 2007. The outstanding balance of the loans was $30,000 as of June 30, 2007 and $60,000 as of March 31, 2007 and is reflected on the Company’s balance sheet as a loan from stockholder.

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

On October 4, 2006, WM Realty Management placed a new mortgage of $3.2 million on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The payments are based on a thirty-year amortization schedule. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Mr. Levy, the principal stockholder of WM Realty, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

NOTE 11. OPERATING LEASE

Ranor leases office equipment under operating lease agreements expiring through November 2008. Total rent expense charged to operations was $4,281 for the three months ended June 30, 2007 and $16,700 in the years ended March 31, 2007. Future minimum lease payments under noncancellable portions of the leases as of March 31, 2007, are as follows:

Years ending March 31,	Amount
2008	$11,466
Total minimum lease payments	$11,466

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SALE AND LEASE

On February 24, 2006 Ranor, Inc. sold its real property to WM Realty Management, LLC, a special purpose entity. for $3,000,000, and leased the real property occupied by Ranor pursuant to a fifteen year lease commencing February 24, 2006. For the years ended March 31, 2007 the Company’s annual rent expense was $438,500. This amount was eliminated in consolidation and the interest and depreciation were expensed. The current annual rent is $444,000, and the rent is subject to an annual increase based on the increase in the consumer price index.

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments are as follows:

Year Ended March 31,	Amount

2008	333,000
2011	444,000
2010	444,000
2011	444,000
2012-2016	2,220,000
2017-2022	2,220,000

Total	$6,105,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this prospectus. This quarterly report of Techprecision Corporation on Form 10-QSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under “Risk Factors” in our Form 10-KSB annual report for the year ended March 31, 2007 and those described in any other filings which we make with the SEC, as well as the disclosure contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-KSB for the year ended March 31, 2007 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We operate in one business - fabrication, precision machining and engineering of metal products up to 100 tons. Most of the products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally from the nuclear, aerospace, commercial and defense industries, including national laboratories. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

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

In recent years, the capital goods market experienced a slow down due to both the industry over-build of product in the late 1990’s and the events of September 11, 2001. However, over the last several years, and based on recent project inquiries, recent projects awarded and current customer demands for our services and our backlog, we believe the market has rebounded and that we are finding increased acceptance of our services.

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the three months ended June 30, 2007, two customers accounted for approximately 58% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. Ranor and its predecessor had traditionally performed services on relatively low margins since the customers demanded more services without an increase in cost. We are seeking more long-term projects with a more predictable cost structure, and we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. Thus, in the three months ended June 30, 2007, our sales and net income were $6,553,112 and $684,827, respectively, as compared to revenues of $4,198,430 and a loss of $463,661, respectively, in the first quarter of the previous fiscal year. Our gross margin for the three months ended June 30, 2007 was 26% as compared to 19% in three months ended June 30, 2006.

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

As of June 30, 2007, we had a backlog of firm orders totaling approximately $30.4 million.  We anticipate that approximately $21 million of this backlog will be shipped during the year ended March 31, 2008, and most of the balance will be shipped in the following year.  The backlog includes orders for more than $1.0 million from three customers.

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

Variable Interest Entity

We have consolidated WM Realty Management LLC, a variable interest entity from which we lease our real estate to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

Income Taxes

Our fiscal year ends on March 31. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of June 30, 2007, we had net operating loss carry-forwards approximating $1,435,878. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor limits our ability to use the loss carry-forwards.

Non-GAAP Information

We refer to EBITDA, which is a non-GAAP performance measure, because our agreement with Barron Partners uses EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the three months ended June 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended June 30,
	2007	2006
Net income (loss)	$685	$(75)
Plus interest	132	183
Plus taxes	397	—
Plus depreciation and amortization	117	256
EBITDA	1,331	364

New Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will adopt the Interpretation on January 1, 2007. We are in the process of determining the impact of the Interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with GAAP, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact SFAS No. 157 will have on our financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 is not expected to have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

Results of operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
Net sales	$6,553	100%	$4,199	100. %
Cost of sales	4,878	74%	3,410	81%
Gross profit	1,676	26%	789	19%
Selling, general and administrative	459	7%	530	13%
Income (loss) from operations	1,217	19%	258	6%
Interest expense	(132)	(2)%	(183)	(4)%
Other expenses	(135)	(2)%	(334)	(8)%
Income (loss) before income taxes	1,082	16%	(75)	(2)%
Provision for income taxes	(397)	(6)%	—	0%
Net gain (loss)	685	10%	(75)	(2)%
Preferred stock deemed dividend	--	--	(388)	(9)%
Net income (loss) to common stockholders	685	10%	(464)	(11)%

Three Months Ended June 30, 2007 and 2006

Sales increased by $2,355,000 or 56%, from $4,199,000 for the quarter ended June 30, 2006 to $6,553,000 for the quarter ended June 30, 2007. This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects.

Our cost of sales for the quarter ended June 30, 2007 increased by $1,468,000 to $4,878,000 an increase of 43%, from $3,410,000 for quarter ended June 30, 2006. This increase was less than the increase in sales, resulting in an improvement in the gross margin from 19% to 26%. We have changed the manner in which we treat potential business. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects we do not believe would generate an adequate gross margin. We believe that our ability to implement this program has enabled us to improve our gross margins.

Total selling, administrative and other expenses for quarter ended June 30, 2007 were $459,000 as compared to $530,000 for quarter ended June 30, 2006, a decrease of $71,000 or 13%. The principal reason for the decrease in total operating expenses was the reduction in professional fees and selling, general and administrative expenses.

Our payroll and related costs were $344,000 in the quarter ended June 30, 2007 as compared to $292,000 for the quarter ended June 30, 2006. The $52,000 (18%) increase in payroll was attributable to additional officer salaries, which was partially offset by the termination of the management agreement with Techprecision LLC, under which payments of $27,500 were made during the quarter ended June 30, 2007, pursuant to the termination agreement..

Professional fees decreased from $100,000 to $44,000 for the quarters ended June 30, 2006 and June 30, 2007, respectively. This decrease was attributable to decreased fees related to regulatory filings.

Selling, general and administrative expenses decreased by $67,000 (49%) from $138,000 in the quarter ended June 30, 2006 to $71,000 in the quarter ended June 30, 2007. The principal reason was the decrease in consulting fees of $61,000. The decrease in consulting fees is related to increased duties of officers in the company. On January 29, 2007, our management agreement with Techprecision LLC was terminated as of December 31, 2006. As a result of the termination of the management agreement, Mr. Reindl no longer receives consulting compensation, and we are paying Mr. Reindl, our chief executive officer, directly for his services as chief executive officer at the annual rate of $160,000.

Interest expense for the quarter ended June 30, 2007 was $132,000 compared to $183,000 for the quarter ended June 30, 2006. The decrease of $51,000 (28%) is a result of refinancing the short term loan of WM Realty from with a longer term loan. The refinancing of the loan also eliminated $150 amortization expenses of deferred short term loan costs.

In the quarter ended June 30, 2006, we were required to adjust the conversion price into which our series A preferred stock was convertible into common stock. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $0.285 to $0.24225 was $.04275 per share for a total of $388,233 which was recognized as a preferred stock deemed dividend. This was a non-cash transaction.

As a result of the foregoing, our net income allocable to common stockholders was $685,000 ($0.07 per share basic and $0.04 per share diluted) in the three months ended June 30, 2007 as compared to the loss of $464,000 ($.01 per share, basic and diluted) in the three months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $3,974,000 as compared with working capital of $3,398,000 at March 31, 2007, an increase of $576,000, reflecting our increased level of business. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	June 30, 2007	March 31, 2007	Change ($)	Change (%)
Cash and cash equivalents	$1,231	$1,444	$(213)	(17,3%)
Accounts receivable, net	3,374	2,685	688	20.4%
Costs incurred on uncompleted contracts	2,236	1,226	970	43.4%
Prepaid expenses	157	270	(113)	(72.1%)
Accounts payable	2,012	1,299	714	35.5%

During the three months ended June 30, 2007, we made principal payments on our loans of $193,000, and we invested $63,000 in fixed assets.

Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty at our historical cost and record the liability as a liability on our balance sheet. In October 2006, WM Realty refinanced its real estate mortgage with a ten-year mortgage with interest at 6.75%. As a result, our short term liability with respect to this mortgage reflects only current amortization. The cost of refinancing, which was approximately $104,000, is amortized over the term of the loan. Further, WM Realty used the proceeds of the mortgage loan to pay us the money we advanced to WM Realty at the time of its initial purchase of the real estate from us in February 2006.

As part of the October 2006 refinancing of the mortgage given by WM Realty on the property leased by us, a new mortgage of $3.2 million was placed on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $21,000. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full on November 1, 2016. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis in connection with the acquisition of Ranor, and, as a result of a June 2007 amendment to the loan and security agreement, we have a $2,000,000 revolving credit facility and a $500,000 capital expenditure facility. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500 per year.

The term note is due on March 1, 2013, and is payable in 28 quarterly installments of $143. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At March 31, 2007 the principal balance due on our term loan to Sovereign Bank was $3,429,000.

The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2,000,000 or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At June 30, 2007, there were no borrowings under the line and maximum available under the borrowing formula was $2,000,000.

Under our capital expenditures facility, we may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. As of March 31, 2007, we had not borrowed any money under this facility.

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

While we believe that the $2,000,000 revolving credit facility, which remained unused as of June 30, 2007 and August 10, 2007 and terminates in June 2009, our $500,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2008, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing

Item 3. Controls and Procedures

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

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarterly period covered by this report.

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

Dated: August 14, 2007
TECHPRECISION CORPORATION (Registrant)

/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

/s/ Mary Desmond
Mary Desmond, Chief Financial Officer