Form 10KSB/A
period 2007-03-31
TECHPRECISION CORP
filed 2007-09-04
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

Item 1. Business.

Our Business

Through our wholly-owned subsidiary, Ranor, Inc., we produce large metal fabrications and perform precision machining operations for large military, commercial, nuclear, shipbuilding, industrial, aerospace and alternative energy applications, which includes the fabrication of equipment for use in the generation of solar and wind power. Our principal services are metal fabrications, machining and engineering. Each of our contracts covers a specific product. We produce products for our customers, but do not distribute such products on the open market. We render our services under “build to print” purchase orders with our clients. However, we also help our customers to analyze and develop their projects for constructability by providing engineering services which are included in our charges to our customers pursuant to a purchase order covering such services.

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

During 2005, James G. Reindl and Andrew A. Levy negotiated with Ranor’s principal stockholders for the acquisition of all of the stock of Ranor, which included the payment or settlement of all of Ranor’s outstanding debt which was payable to Green Mountain Partners and Phoenix Life Insurance Company. In this connection, in April 2005, they formed Ranor Acquisition LLC, a Delaware limited liability company, for the purpose of acquiring Ranor. The control persons and principal members of Ranor Acquisition were James G. Reindl and Andrew A. Levy, and the founders of Ranor Acquisition LLC were Mr. Reindl, Mr. Levy and Mr. Daube. On August 17, 2005, Ranor Acquisition entered into an agreement to acquire all of the capital stock and warrants of Ranor for a purchase price equal to $9,250,000 plus the amount by which Ranor’s net cash amount exceeded $250,000, less a closing adjustment of $54,000 and less the amount of principal and interest on the debt held by Ranor’s two principal stockholders. These two stockholders also held Ranor’s preferred stock. Since Ranor’s net cash amount was $1,117,000, the amount due to the sellers was increased by $813,000, which resulted in total payments of $10,063,000. The agreement contained standard representations and warranties of the sellers concerning Ranor, and $925,000 of the purchase price was placed in escrow to provide a fund against which any claims for breach of the representation and warranties under the agreement can be made. In February 2007, we settled our claims against the escrow fund for $500,000, which we received in February 2007. These claims related to breaches of the sellers' representations and warranties relating to environmental matters and breaches of other representations and warranties, principally relating to Ranor's ability to deliver good title to the real estate and expenses incurred in correcting these matters. These issues have been resolved and the conditions relating to these breaches do not have any effect upon our ongoing business.

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

•
Ranor sold its real estate to WM Realty, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty pursuant to a net lease. WM Realty is an affiliate of the Company.

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

Because of the nature of our business, we are subject to environmental regulations, and our failure to comply with these regulations could result in increased costs as well as penalties for violation of these regulations.

  As a manufacturing business, we must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. Any non-compliance could result in both significant costs to become compliant as well as penalties which we may be required to pay as a result of non-compliance. During the fiscal year ended March 31, 2006, we incurred expenses of approximately $87,000 to cure deficiencies which we discovered in connection with our purchase of Ranor in February 2006. In June 2007, the United States Environmental Protection Agency brought an administrative complaint against us alleging discharge of pollutants and the failure to file required reports. We have an informal settlement agreement with the Environmental Protection Agency pursuant to which he agreed to pay a penalty of $106,000. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance.

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products. These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we suffered a delay in the recognition of revenue from the projects. We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes. Our revenue in the six months ended September 30, 2006 was affected by the postponement of one contract after the delivery of the initial unit and a delay in delivery under a second contract that was postponed and restarted as a result of a change in the customer's drawings resulting in a decline in revenue on a period to period basis. Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead. Our net income for the six months ended September 30, 2006 was impacted by our need to maintain staffing for the postponed projects, even though they were not fully utilized during this period. We cannot assure you that our income will not decline in future periods as a result of changes in customers' orders or their requirements for the products that they ordered.

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

The bankruptcy of Ranor's predecessor may impair our ability to attract new business.

In 2002, Ranor's predecessor filed for protection under the Bankruptcy Code. As a result of that bankruptcy, the predecessor experienced a loss of business. We cannot assure you that our business will not be affected by the predecessor's bankruptcy or that the factors which caused the predecessor's bankruptcy, including the need to perform additional services without increasing the price, thereby reducing the gross margins, will not affect our business.

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

General

We perform large metal fabrications and precision machining operations for large military, commercial, nuclear, shipbuilding, industrial, aerospace and alternative energy applications which include the fabrication of equipment for use in the generation of solar and wind power. Our largest customer for the year ended March 31, 2007 was a company in the alternative energy industry that engaged us for fabrication of a component that was included as part of a very large industrial furnace. This customer accounted for 17.9% of our revenue for the year ended March 31, 2007. See “Business - Principal Customers.”. Our principal services are large metal fabrications, machining and engineering. Metal fabrication is the process of fitting and forming certain grades of metal alloys pursuant to the design drawings furnished to us by our customers. All processes we perform in this manner generally fall under the American Society of Mechanical Engineers standards and specification with respect to quality and conformance to the project documents. These fabrication procedures include welding, forming, bending, cutting and fitting of the materials pursuant to the drawings. On the other hand, machining operations involves employing CNC (computer numerically controlled) machine tools that can include horizontal and vertical milling, turning and machining operations of metals or plastics to the tolerances that are stipulated on our customer’s drawings.

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

We do not have any proprietary products and we do not manufacture any products in anticipation of orders. We do not commence manufacturing operations on any project until we have a purchase order from a customer. Each of our contracts covers a specific product, and we can manufacture almost any kind of products which requires large metal fabrications. For example, we fabricate nuclear grade steel casks, canisters and housings for the transportation and storage of radioactive materials; we produce large fabrications for Navy aircraft carriers, submarines and commercial vessels, and we manufactures pulp and paper machinery, gas turbine power generation equipment, oil refinery and utilities equipment and alternative energy products. We are one of two companies currently capablehave the capability of machining one-piece aluminum domes to close tolerance specifications the shape required by our customers. We do not mass-produce any products or distribute such products on the open market.

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

Environmental Compliance

We are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance.

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

In 2005, we engaged an environmental consultant as a part of the due diligence process prior to the acquisition of Ranor. That consultant identified potential contamination in the soil where chip bins are stored. Chips are the metal shavings removed during machining operations. They are stored outside in bins prior to sale to a scrap dealer. Because coolant is used during machining, the chips are coated with coolant. Investigation by our consultant revealed that over the years, rainwater had washed coolant from the chip bins into the upper layer of the soil under the bins. Our environmental consultant identified the extent of contamination, and monitored the removal the contaminated soil from our site. Work on the environmental conditions in the vicinity of the metal chip bins started in March 2006. A building was then constructed for chip bin storage to resolve this problem. All work relating to the metal chip bins has been completed, and we believe that the chip bins are in compliance with environmental regulations.

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

The cost of environmental compliance was $86,975 for the year ended March 31, 2006 and $3,562 for the year ended March 31, 2005. The expense accrued at March 31, 2006 reflects the estimated expense relating to the compliance work. Much of the compliance work was performed subsequent to year end, and the actual cost was consistent with the estimate. As a result, there was no additional accrual for environmental compliance during the year ended March 31, 2007. As part of our environmental compliance, we constructed a chip bin building at a cost of $114,620, which was capitalized. We believe that we are currently in compliance with applicable environmental regulations and that our current ongoing obligations at its present facilities will not be material. A part of our normal business practice we must develop and file report, develop and keep log book covering all environmental issues that are a part of our operations. In this connection, we may engage outside consultants to assist us in keeping current on developments in environmental regulations. We do not believe that our cost of compliance on an annual basis will exceed $50,000.

On June 11, 2007, the EPA issued an administrative complaint against us relating to alleged violations of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act, known as “EPCRA.” The complaint in the action, In the Matter of Ranor, Inc. and Techprecision Corporation, is with the Boston office of the EPA. In its complaint, the EPA alleged that storm water discharges at our facility have resulted in the discharge of pollutants into the navigable waters of the United States Because we did not obtain the necessary obtain the necessary storm water discharge permits under federal law for such discharges, the EPA alleged that we are in violation of the Clean Water Act. The EPA seeks a maximum penalty against us for these violations in the amount of $157,500.. With regard to EPCRA claim, the EPA alleged that Ranor failed to file the required Toxic Chemical Release Inventory Reporting Forms in connection with its use of nickel, chromium and manganese during 2003 and 2004. The EPA seeks a maximum penalty of $162,500

In August 2007, following our filing of an answer to the complaint, we reached a tentative settlement with the EPA of all claims contained in the complaint. Pursuant to the settlement, we shall pay a total penalty of $105,635.

 We believe that we are in compliance with all applicable federal and state environmental laws and regulations.

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

	Year ended March 31,
Customer	2007		2006
	Dollars	Percent	Dollars	Percent
GT Solar Inc.	$3,407	17.85%	*	*
BAE Systems	*	*	2,611	12.90%
General Dynamics Electric Boat	2,587	13.56%	*	*
Essco/L3 Communications	2,415	12.65%	*	*
University of Rochester	*	*	$2,967	14.60%

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

We are also subject to laws applicable to any manufacturing company, such as federal and state occupational health and safety laws, as well as environmental laws, which are discussed in under “Business - Environmental Compliance.”

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

Item 2. Description of Property.

We lease from WM Realty, which is an affiliated company, an approximately 136,000-square foot office and manufacturing facility at Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at an current annual rental of $444,000, subject to annual escalations based upon increases in the consumer price index. The lease provides for two five-year extensions and a purchase option at appraised value. We sold the real estate to WM Realty contemporaneously with the reverse acquisition for $3.0 million. See “Item 12. Certain Relationships and Related Transactions.”

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of May 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equitycompensation plans
Equity compensation plans approved by security holders	371,659	$.285	641,341
Equity compensation plan not approved by security holders	-0-	--	--

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

Overview

We operate in one business segment - fabrication, precision machining and engineering of metal products up to 100 tons. Most of our products are fabricated from raw metal plate or forgings. Materials used in the manufacturing of our products are either supplied by our customers or acquired from raw material suppliers we have worked with for many years. Our clients are generally in industries associated with the nuclear, aerospace, military and defense, commercial industries and national laboratories and alternative energy. Our largest customer for the year ended March 31, 2007 was a company in the alternative energy industry. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

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

As a manufacturing business, we must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. Any non-compliance could result in both significant costs to become compliant as well as penalties which we may be required to pay as a result of non-compliance. During the fiscal year ended March 31, 2006, we incurred expenses of approximately $87,000 to cure deficiencies which we discovered in connection with our purchase of Ranor in February 2006. In June 2007, the United States Environmental Protection Agency brought an administrative complaint against us alleging discharge of pollutants and the failure to file required reports. In August 2007, we reached an informal settlement agreement with the Environmental Protection Agency pursuant to which he agreed to pay a penalty of $106,000, which will be reflected in our financial statements for the three and six months ended September 30, 2007. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance.

Ranor, together with its predecessor, has been in business since 1956. Ranor's predecessor was sold by its founders in 1999 to Standard Automotive Corporation through its subsidiary Critical Components Corporation. From June 1999 until August 2002, Ranor's predecessor, which was also named Ranor, was operated by Critical Components. In December 2001, Standard filed for protection under the Bankruptcy Code and Ranor's predecessor operated under Chapter 11 until on or about the quarter ended June 30, 2002. Subsequently, all Standard's holdings were sold. In 2002, Ranor acquired the assets of its predecessor from the bankruptcy estate. See the discussion under œReverse Acquisition. As a result of the bankruptcy of Standard's subsidiary, customers were initially reluctant to use our services. In recent years, as both the market for our services has improved and we demonstrated to our customers that we have both the financial and manufacturing ability to meet their specifications and time requirements, we have been able to improve both our revenue and our gross margin, although not necessarily on a quarter to quarter basis.

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

We are changing the manner in which we treat potential business from the practices of our predecessor. Because of problems at the former parent company level, in order to obtain business, our predecessor had to perform additional work without increasing the amount it charged its’ customer. As a result, our predecessor operated on relative low margins. We are seeking more long-term projects with a more predictable cost structure, and rejecting or not bidding on projects which we do not believe would generate an adequate gross margin. Thus, although our sales decreased in the year ended March 31, 2007 from 2006, our gross margin increased from 13% to 19% and our income from operations increased from approximately $785,000 to $1.4 million. The effect of our change in our marketing efforts toward more long-term contracts is reflected in our backlog at March 31, 2007. At that date, we had a backlog of firm orders of approximately $16.7 million, of which we anticipate that we will deliver approximately two thirds during the year ended March 31, 2008 and the balance during the following year.

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

We lease our facilities from WM Realty, which is an affiliated entity, to whom we sold the real property in February 2006 for $3,000,000 contemporaneously with the reverse acquisition. WM Realty is an affiliate because of common ownership and management. The following table sets forth information as to the relative beneficial interest of our officers, directors and principal stockholders in both our company and their interest in WM Realty at the time WM Realty purchased the real estate.

Name	Beneficial Ownership in us	Ownership in WM Realty
Andrew A. Levy	29.3%	69.0%
James G. Reindl	29.6%	10.0%[1]
Howard Weingrow[2]	18.6%	15.0%[2]
Martin M. Daube	6.7%	7.8%
Larry Steinbrueck	2.0%	1.2%
Michael Holly	[3]	[3]

[1]	In October 2006, Mr. Reindl conveyed his interest in WM Realty to WM Realty for no consideration. Mr. Reindl currently has no equity interest in WM Realty.

[2]
Mr. Weingrow’s beneficial ownership in our stock includes the stock owned by Stanoff Corporation, of which Mr. Weingrow is president. At the time of the refinancing, Mr. Weingrow made an additional investment in WM Realty and his interest in WM Realty increased from 15.0% to 25.0%.

[3]	Less than 1%.

In addition, Mr. Reindl, Mr. Levy and Mr. Daube were the sole members of Techprecision, LLC, which had a management agreement with us through December 31, 2006 and is receiving payments through September 2007 pursuant to a termination agreement. Mr. Reindl is no longer a member of Techprecision LLC, and he has not received compensation through Techprecision LLC since December 2006.

The price at which we sold the real property, which was less than the appraised value of the property, was based largely upon the maximum amount that WM Realty could borrow, based on a percentage of appraised value, and reflected the fact that the use of the real estate as a manufacturing facility would not be considered the best use of the property. The purchase of the property was fully leveraged. The estimated market value of the property on October 18, 2005, based on an appraisal by Avery Associates, was $4,750,000. We sold the property to WM Realty Associates for $3,000,000 to provide a portion of the funds that were due in connection with the acquisition of Ranor. We were not able to find a single lender to finance both the non-real estate assets and the real estate. The mortgagee for the real estate required individual limited guarantees by Mr. Levy and Mr. Reindl, as members of WM Realty, as a condition to making the loan to WM Realty. The guarantee of Mr. Reindl was released in connection with the refinancing of the property in October 2006.

Because WM Realty is an affiliated entity and our lease with WM Realty is the sole source of funding for WM Realty, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.” Our financial condition, principally our working capital, is affected by the terms of WM Realty’s mortgage. Because of the terms of the mortgage, at March 31, 2006, the mortgage loan was reflected as a short-term loan in the principal amount of the loan. As a result of the refinancing, the long-term portion of the mortgage is reflected as a long-term liability, with a result that our working capital improved from approximately $91,000 at March 31, 2006 to approximately $3.6 million at March 31, 2007. In connection with the refinancing, Mr. Levy gave his limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from (i) fraud or misrepresentation by WM Realty or any principal or member of WM Realty in connection with the loan documents, (ii) misapplication of rent received after the occurrence of a default, (iii) misappropriation of security deposits, rent, insurance proceeds and condemnation awards, (iv) failure to pay taxes and other charges that can result in a lien on the property, (v) removal of personal property by or on behalf of WM Realty and not replaced with equivalent property, (vi) any act of intentional waste by WM Realty or any principal or affiliate; (vii) any fees or commissions paid in violation of the loan documents.

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

•
Ranor sold its real estate to WM Realty, LLC for $3.0 million, and Ranor leased the real property on which its facilities are located from WM Realty pursuant to a net lease. WM Realty is an affiliate of the Company.

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

As of April 1, 2007, we were required to reduce the conversion price of the series A preferred sock to common stock of $0.285 by 15% because the fully-diluted EBITDA per share was below the targeted level of $0.06591 per share in the year ended March 31, 2006. On March 31, 2007, we were required to further reduce the conversion price by an additional 10% because the fully-diluted EBITDA per share was below the targeted level of $0.08568 per share in the year ended March 31, 2007. According to EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments,” we estimated the beneficial effect of the reductions in conversion price to be $675,813. The 2,371,336 additional shares of common stock into which the holders of the series A preferred stock could obtain, upon conversion, were valued at $0.285 per share, which represents the initial conversion price of the series A preferred stock and our estimate of the current value per share of the common stock.

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

Results of operations

The following table sets forth information from our statements of operations for the years ended March 31, 2007 and 2006, in dollars and as a percentage of sales (dollars in thousands):

	Year Ended March 31,
	2007		2006
Net sales	$19,086	100.00%	$20,266	100.00%
Cost of sales	15,543	81.44%	17,633	87.00%
Gross profit	3,543	18.56%	2,634	13.00%
Selling, general and administrative	2,098	10.99%	1,849	9.12%
Income from operations	1,445	7.57%	784	3.87%
Interest expense, net	(626)	(3.28%)	(1,098)	(5.42%)
Finance costs	(289)	(1.51%)	(58)	(0.29%)
Other Income (loss)	0	0%	(14)	(0.07%)
Income (loss) before income taxes	530	2.78%	(386)	(1.90%)
Provision for income taxes	(240)	(1.26%)	42	0.21%
Net income (loss)	290	1.52%	(428)	(2.11%)
Preferred stock deemed dividend	(676)	(3.52%)	-	-
Net income (loss) to common stockholders	(386)	(2.02%)	(428)	(2.11%)

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

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $3,398,000, as compared with working capital of $91,000 at March 31, 2006. Our cash position was $1,444,000 at March 31, 2007. Pursuant to FASB Interpretation No. 46, we are required to include the real property that we sold to WM Realty at our historical cost and record the liability as a liability on our balance sheet. In October 2006, WM Realty refinanced its real estate mortgage with a ten-year mortgage with interest at 6.75%. As a result, our short term liability with respect to this mortgage reflects only current amortization. The cost of refinancing, which was approximately $104,000, is being amortized over the term of the loan. Further, WM Realty used the proceeds of the mortgage loan to pay us the money we advanced to WM Realty at the time of its initial purchase of the real estate from us in February 2006.

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

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis in connection with the acquisition of Ranor, and have a $2,000,000 revolving credit facility and a $500,000 capital expenditure facility, requires Ranor to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year.

The term note is due on March 1, 2013, and is payable in 28 quarterly installments of $143,000. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At March 31, 2007 the principal balance due on our term loan to Sovereign Bank was approximately $3.4 million.

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

While we believe that the $2,000,000 revolving credit facility, our $500,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2008, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

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

Name and Position	Year	Salary	Bonus	Stock Options	Stock Awards	Other Compensation	Total
James G. Reindl, chief executive officer	2007 2006	$24,615 -0-	-0- -0-	-0- -0-	-0- -0-	$75,000 7,500	$99,615 7,500
Stanley A. Youtt, chief executive officer of Ranor	2007 2006	198,016 198,016	-0- -0-	-0- -0-	-0- -0-	-0- -0-	198,016 198,016
Mary Desmond, chief financial officer	2007 2006	89,870 83,691	-0- -0-	-0- -0-	-0- $ 2,850	-0- -0-	89,870 86,541

Mr. Reindl became our chief executive officer on February 24, 2006. Through December 31, 2006, Mr. Reindl was a member of Techprecision LLC, and he received his compensation through our management agreement with Techprecision LLC, which we entered into on February 24, 2006 and terminated as of December 31, 2006. All of the amount shown as “Other Compensation” for Mr. Reindl reflects the amount of the payments under the management agreement that were allocated to him by Techprecision LLC for the years ended March 31, 2007 and 2006. Our total payments to Techprecision LLC pursuant to the management agreement were $185,000 for the year ended March 31, 2007 and $16,667 for the year ended March 31, 2006. During that period, Techprecision LLC had three members, Andrew A. Levy, who had a 45% interest, James G. Reindl, who had a 45% interest, and Martin M. Daube, who had a 10% interest. Accordingly, $7,500, which is 45% of the $16,667 total payments, has been allocated to Mr. Reindl. We also reimburse Mr. Reindl for his travel expenses from his home to our offices in Westminster, Massachusetts, which were $29,390 for the year ended March 31, 2007 and $1,625 for the year ended March 31, 2006.

The stock awards for Ms. Desmond represent the value of the 10,000 shares of common stock that were granted to Ms. Desmond at the time of the reverse acquisition in February 2006. In April 2007, we granted Ms. Desmond 3,000 shares of common stock and an option to purchase 25,000 shares of common stock at $.285, being the fair value on the date of grant.

Except for employment agreements with Mr. Reindl and Mr. Youtt, we have no agreement with any of the officers named in the summary compensation table. We are negotiating an employment agreement with Ms. Desmond.

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

On June 19, 2007, we entered into an employment agreement dated as of April 1, 2007 with James G. Reindl, our chief executive officer. Pursuant to the terms of the agreement, we are employing Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2008 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl is to receive an annual base salary of $160,000 a year. Mr. Reindl is also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors and reimbursement of his commuting expenses. The agreement may be terminated by us with or without cause or by Mr. Reindl’s resignation. If we terminate the agreement without cause, we are to pay Mr. Reindl severance pay equal to his salary for the balance of the term plus the amount of his bonus for the prior year. During the term of his employment and for a period thereafter, Mr. Reindl will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

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

On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, we made a payment of $16,667 on or about January 15, 2007 and we agreed to make eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Reindl has not been a member of Techprecision LLC since December 31, 2006. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC, and we are paying Mr. Reindl salary of $160,000 per annum pursuant to his employment agreement. See “Management - Employment Agreements.”. We also reimburse Mr. Reindl for his travel expenses to our offices in Westminster, Massachusetts.

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

At fiscal year end, no person named in the summary compensation table held any options or stock appreciation rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 31, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and officers as a group.

Name	Shares	Percentage
James G. Reindl One Bella Drive Westminster, MA 01473	2,587,100	25.7%
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,567,100	25.5%
Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	18.4%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	16.9%
Stanley A. Youtt One Bella Drive Westminster, MA 01473	1,592,000	15.8%
Martin M. Daube 20 West 64th Street New York, NY 10023	551,800	5.5%
Larry Steinbrueck	244,000	2.4%
Michael Holly	125,000	1.2%
Louis A. Winoski	40,000	*
Mary Desmond	38,000	*
All officers and directors as a group (six individuals)	4,626,100	45.4%
* Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of May 31, 2007.

Howard Weingrow, as president of Stanoff Corporation, has voting and dispositive control over the shares owned by Stanoff Corporation. Because Mr. Weingrow has voting and dispositive control over the shares owned by Stanoff, the shares owned by Stanoff are deemed to be beneficially owned by Mr. Weingrow. Thus, 1,850,000 shares beneficially owned by Mr. Weingrow includes the 1,700,000 shares owned by Stanoff Corporation and the 150,000 shares owned by Mr. Weingrow individually.

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

On February 24, 2006, we acquired the stock of Ranor pursuant to a stock purchase agreement dated as of August 17, 2005 among Ranor Acquisition LLC, Ranor and its stockholders. In connection with the acquisition of Ranor on February 24, 2006, we sold the real estate to WM Realty for $3.0 million. WM Realty is an affiliated company controlled by Andrew A. Levy, one of our principal stockholders. WM Realty financed the purchase through a $3.3 million mortgage which was due on August 1, 2006. The outstanding balance of $3,200,000 was due on August 1, 2006. In August 2006, WM Realty obtained a one-month extension and the right to extend the maturity date for two one-month periods. The interest rate for the extension was 11.5% per annum plus .75% of the principal balance for each month’s extension. This mortgage was refinanced in October 2006. Expenses of obtaining the initial mortgage were $192,455 and were amortized over the stated term of the mortgage. In connection with the mortgage, we paid certain of WM Realty’s legal and closing costs of approximately $226,808, which WM Realty paid, net of obligations we had to WM Realty, following the refinancing its mortgage.

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The amortization is based on a thirty-year payout. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Mr. Levy executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation by WM Realty or any principal or member of WM Realty in connection with the loan documents, (ii) misapplication of rent received after the occurrence of a default, (iii) misappropriation of security deposits, rent,insurance proceeds, and condemnation awards, (iv) failure to pay taxes and other charges that can result in a lien on the property, (v) removal of personal property by or on behalf of WM Realty and not replaced with equivalent property, (vi) any act of intentional waste by WM Realty or any principal or affiliate; (vii) any fees or commissions paid in violation of the loan documents.

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

1 Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-133509, and incorporated hereby by reference.

2  Filed as an exhibit to the Company’s registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.

3 Filed herewith.

4 Filed as an appendix to the Company’s information statement of Schedule 14-C, and incorporated herein by reference.

5  Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and incorporated hereby reference.

6  Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 20, 2007.

7 Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 8, 2007.

8 Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on June 26, 2007.

9 Confidential treatment requested.

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

Tax Fees. Tax fees represent fees for tax compliance services performed by Tabriztchi.

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

TECHPRECISION CORPORATION (Registrant)

Dated: August 31, 2007	/s/ James G. Reindl

James G. Reindl, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Reindl	Chairman of the board, chief executive	August 31, 2007
James G. Reindl	officer and director (Principal Executive Officer)

/s/ Mary Desmond	Chief financial officer	August 31, 2007
Mary Desmond	(Principal Financial and Accounting Officer)

*/s/ Stanley A. Youtt	Director	August 31, 2007
Stanley A. Youtt

*/s/ Michael Holly	Director	August 31, 2007
Michael Holly

*/s/ Larry Steinbrueck	Director	August 31, 2007
Larry Steinbrueck

*/s/ Louis A. Winoski	Director	August 31, 2007
Louis A. Winoski

* By /s/ James G. Reindl, authorized under Power of Attorney filed with Form 10-KSB for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on July 2, 2007.

INDEX TO FINANCIAL STATEMENTS

F- 1