Form 10KSB/A
period 2007-03-31
TECHPRECISION CORP
filed 2007-09-21
CIK 1328792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

Techprecision Corporation (“the Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 to include the audited financial statements inadvertently not included in the filing of Amendment No. 1 to this Form 10-KSB.

Item 1. Business.

Our Business

Through our wholly-owned subsidiary, Ranor, Inc., we produce large metal fabrications and perform precision machining operations for alternative energy, large military, commercial, nuclear, shipbuilding, industrial and aerospace applications. The alternative energy applications, includes the fabrication of equipment for use in the generation of solar and wind power. Our principal services are metal fabrications, machining and engineering. Each of our contracts covers a specific product. We produce products for our customers, but do not distribute such products on the open market. We render our services under “build to print” purchase orders with our clients. However, we also help our customers to analyze and develop their projects for constructability by providing engineering services which are included in our charges to our customers pursuant to a purchase order covering such services.

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

Because of the nature of our business, we are subject to environmental regulations, we have in the past failed to comply with these regulations, and our failure to comply with these regulations has in the past resulted in, and could in the future result in, increased costs as well as penalties for violation of these regulations.

As a manufacturing business, we must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. In the past, we have not be in compliance with all environmental regulations and, consequently, we have experienced increased costs and penalties. Any future non-compliance could result in both significant costs to become compliant as well as penalties which we may be required to pay as a result of non-compliance. During the fiscal year ended March 31, 2006, we incurred expenses of approximately $87,000 to cure deficiencies which we discovered in connection with our purchase of Ranor in February 2006. In June 2007, the United States Environmental Protection Agency brought an administrative complaint against us alleging discharge of pollutants and the failure to file required reports in violation of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act. We have entered into a consent agreement and final order with the Environmental Protection Agency pursuant to which we agreed to pay a penalty of $106,000 for these violations. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance.

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

General

We perform large metal fabrications and precision machining operations for large alternative energy, military, commercial, nuclear, shipbuilding, industrial and, aerospace applications. The alternative energy applications include the fabrication of equipment for use in the generation of solar and wind power. Our largest customer for the year ended March 31, 2007 was a company in the alternative energy industry that engaged us for fabrication of a component that was included as part of a very large industrial furnace. This customer accounted for 17.9% of our revenue for the year ended March 31, 2007. See “Business - Principal Customers.”. Our principal services are large metal fabrications, machining and engineering. Metal fabrication is the process of fitting and forming certain grades of metal alloys pursuant to the design drawings furnished to us by our customers. All processes we perform in this manner generally fall under the American Society of Mechanical Engineers standards and specification with respect to quality and conformance to the project documents. These fabrication procedures include welding, forming, bending, cutting and fitting of the materials pursuant to the drawings. On the other hand, machining operations involves employing CNC (computer numerically controlled) machine tools that can include horizontal and vertical milling, turning and machining operations of metals or plastics to the tolerances that are stipulated on our customer’s drawings.

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

On June 11, 2007, the EPA issued an administrative complaint against us relating to alleged violations of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act, known as “EPCRA.” The complaint in the action, In the Matter of Ranor, Inc. and Techprecision Corporation, is with the Boston office of the EPA. In its complaint, the EPA alleged that storm water discharges at our facility have resulted in the discharge of pollutants into the navigable waters of the United States Because we did not obtain the necessary obtain the necessary storm water discharge permits under federal law for such discharges, the EPA alleged that we are in violation of the Clean Water Act. The EPA seeks a maximum penalty against us for these violations in the amount of $157,500.. With regard to EPCRA claim, the EPA alleged that Ranor failed to file the required Toxic Chemical Release Inventory Reporting Forms in connection with its use of nickel, chromium and manganese during 2003 and 2004. The EPA seeks a maximum penalty of $162,500

In August 2007, following our filing of an answer to the complaint, we entered into a consent agreement and final order with the EPA of all claims contained in the complaint. Pursuant to the settlement, we shall pay a total penalty of $105,635, of which $15,000 is in the form of a special environmental project by which we are to purchase specified emergency response equipment and donate the equipment to the Westminster, Massachusetts Firm Department. Our failure to complete the project in a timely manner could subject us to additional penalties.

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

On February 24, 2006, Mr. Reindl, Mr. Levy, Mr. Daube and Mr. Youtt entered into an agreement pursant to which Mr. Levy, Mr. Reindl and Mr. Daube agreed to transfer to Mr. Youtt an aggregate of 796,000 shares of common stock in the event that we do not make an acquisition meeting certain agreed-upon criteria by February 24, 2007, which was one year after we acquired Ranor. Pursuant to this agreement, on March 20, 2007, Mr. Reindl and Mr. Levy each transferred 358,200 shares of common stock to Mr. Youtt and Mr. Daube transferred 79,600 shares to Mr. Youtt, resulting in the transfer of 796,000 shares of common stock to Mr. Youtt. The shares transferred by Mr. Levy represent 250,000 shares of common stock transferred by Redstone Capital Corporation, of which Mr. Levy is president and he and his wife are the sole stockholders, and 108,200 shares transferred by Mr. Levy. Redstone Capital no longer owns any shares of our common stock.

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

Item 13. Exhibits.

2.1	Stock purchase agreement dated August 17, 2005, by and among Ranor Acquisition, LLC, the stockholders of Ranor and Ranor, Inc.[1]
3.1	Certificate of incorporation[3]
3.2	By-laws[2]
3.3	Certificate of Designation for the Series A Convertible Preferred Stock[4]
4.1	Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank[1]
4.2	Guaranty from the Registrant to Sovereign Bank[1]
4.3	Form of warrant issued to Barron Partners LP1
4.4	First amendment dated January 29, 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of notes[6]
4.5	Second amendment dated June , 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of revolving note[3]
4.6	Mortgage security agreement and fixture filing dated October 4, 2006, from WM Realty Management, LLC to Amalgamated Bank[3]
4.7	Mortgage note dated October 4, 2006[3]
10.1	Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP1
10.2	Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP1
10.3	Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC[1]

10.4	Subscription Agreement dated February 24, 2006[1]
10.5	Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4[1]
10.6	Employment agreement between the Registrant and Stanley Youtt[1]
10.7	Management agreement dated February 24, 2006, between Ranor and Techprecision LLC[4]
10.8	Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor[1]
10.9	2006 Long-term incentive plan[4]
10.10	Letter agreement from WM Realty Management, LLC[1]
10.11	Settlement agreement and general release dated February 13, 2007, among the Company, Green Mountain Partners III, L.P.[6]
10.12	Letter agreement dated January , 2007 between Techprecision Corporation and Techprecision LLC[7]
10.13	Limited guarantee dated October 4, 2006 from Andrew Levy to Amalgamated Bank[3]
10.14	Agreement dated May 31, 2007 between the Company and Barron Partners LP dated August 17, 2005[3]
10.15	Employment agreement dated as of April 1, 2007 between the Company and James G. Reindl[8]
10.16	Purchase order from Electric Boat Corporation dated November 9, 2006[3]
10.17	Purchase order from GT Solar Incorporated dated January 22, 2007[3,9]
10.18	Purchase order from L3 Communications ESSCO dated March 29, 2006[3]
10.19	Agreement, dated February 24, 2006, among James B Reindl, Andrew A. Lvey, Martin M. Daube and Stanky Youtt¹°
10.20	Advice from Barron Partners concerning cashless exercise of warrants.¹°
14.1	Code of business conduct and ethics[4]
21.1	List of Subsidiaries[3]
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]

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

9 Certain portions of this exhibit have been omitted based on a request for confidential treatment and the non-public information has been filed with the Commission.

¹º Filed as an exhibit to the Company's Amendment No. 5 to form SB-2, File No. 333-133509, and incorporated here in by reference.

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

TECHPRECISION CORPORATION (Registrant)

Dated: September 20, 2007	/s/ James G. Reindl

James G. Reindl, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Reindl	Chairman of the board, chief executive	September 20, 2007
James G. Reindl	officer and director (Principal Executive Officer)

/s/ Mary Desmond	Chief financial officer	September 20, 2007
Mary Desmond	(Principal Financial and Accounting Officer)

*/s/ Stanley A. Youtt	Director	September 20, 2007
Stanley A. Youtt

*/s/ Michael Holly	Director	September 20, 2007
Michael Holly

*/s/ Larry Steinbrueck	Director	September 20, 2007
Larry Steinbrueck

*/s/ Louis A. Winoski	Director	September 20, 2007
Louis A. Winoski

* By /s/ James G. Reindl, authorized under Power of Attorney filed with Form 10-KSB for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on July 2, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Techprecision Corporation

We have audited the accompanying consolidated balance sheet of Techprecision Corporation as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techprecision Corporation as of March 31, 2007, and the consolidated results of its operations, changes in stockholders’ equity and cash flows for each of the two years then in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2007 AND 2006

	Warrants Preferred Stock			Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2005				8,089,000	$809	392,165	$(3,711,753)	$(3,318,779)
Sale of preferred stock and Warrants	11,220,000	7,719,250	$2,150,000					2,150,000
Sale of common stock				1,708,000	171	501,829		502,000
Issuance of shares of common stock for services				170,000	17	42,483		42,500
Contributed Capital						304,344		304,344
Loss for period							(428,148)	(428,148)

Balance, March 31, 2006	11,220,000	7,719,250	$2,150,000	9,967,000	$997	$1,240,821	$(4,139,901)	$(748,083)

Contributed capital						497,350		497,350
Shares issued for services				82,000	$9	14,752		14,761
Directors’ stock options						13,500		13,500
Liquidated damages to preferred stockholders		33,212	9,465					9,465
Deemed dividend to preferred stockholders			675,813				(675,813)
Income for period							290,225	290,225

Balance, March 31, 2007	11,220,000	7,752,462	$2,835,278	10,049,000	$1,006	$1,766,423	$(4,525,489)	$77,218

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$290,225	$	(428,148)
Noncash items included in net loss:
Depreciation and amortization	873,320		456,383
Shares issued for services	14,761		42,500
Directors’ options	13,500
Liquidated damages	9,466
Changes in assets and liabilities:
(Increase) in accounts receivable	(194,423)		(667,059)
Decrease (increase) in inventory	30,649		(127,445)
(Increase) decrease in costs on uncompleted contracts	(2,565,492)		1,779,515
Decrease (increase) in prepaid expenses	116,154		(269,565)
Increase (decrease) in accounts payable and accrued expenses	544,369		(565,431)
Increase (decrease) in customer advances	2,605,636		(1,094,461)
Net cash provided (used) in operating activities	1,738,165		(873.711)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(430,534)		(83,934)
Net cash used in investing activities	(430,534)		(83,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan	3,200,000		3,300,000
Bank loan	—		4,000,000
Sale of common shares	—		656,763
Retirement of common stock	—		(210,000)
Sale of preferred stock	—		2,150,000
Retirement of preferred stock	—		(2,000,000)
Contributed capital	497,350		1,379,344
Payment of notes	(3,888,148)		(8,005,527)
Increase (decrease) in restricted cash	950,000		(950,000)
Increase ( decrease) due to former stockholders	(843,600)		843,600
Cost of reorganization	—		(627,139)
Cost of financing	(332,036)		(312,625)
Loan from stockholder	60,000		—
Net cash provided by (used in) financing activities	(356,434)		224,416
Net increase (decrease) in cash and cash equivalents	$951,197		$(733,229)
CASH AND CASH EQUIVALENTS, beginning of period	492,801		1,226,030
CASH AND CASH EQUIVALENTS, end of period	$1,443,998		$492,801

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