Form 10QSB
period 2007-09-30
TECHPRECISION CORP
filed 2007-11-14
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2007

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

As of November 9, 2007 there are 11,083,000 shares of the common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Index
Unaudited balance sheet at September 30, 2007	1
Unaudited statements of operations for the three months and six months ended September 30, 2007 and 2006	2
Unaudited statement of stockholders’ equity for the period April 1, 2007 to September 30, 2007	3
Unaudited statements of cash flows for the six months ended September 30, 2007 and 2006	4
Notes to financial statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	24
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6 Exhibits	25

TECHPRECISION CORPORATION CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2007 (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$2,812,029
Accounts receivable, less allowance for doubtful
accounts of $25,000 at September 30, 2007	3,149,003
Costs incurred on uncompleted contracts,
net of allowance for loss and progress billings	3,314,040
Inventories- raw materials	189,941
Prepaid expenses	1,555,069

Total current assets	11,020,082

Property, plant and equipment, net	2,463,464
Other assets deferred loan cost, net	130,206
Total assets	$13,613,752

CURRENT LIABILITIES
Accounts payable	$1,780,476
Deferred revenue	3,354,320
Accrued expenses	810,508
Current maturity of long-term debt	576,935

Total current liabilities	6,522,239

LONG-TERM DEBT
Notes payable- noncurrent	5,748,505

STOCKHOLDERS’ DEFICIT
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with
7,752,462 shares issued and outstanding at September 30
2007	2,835,276
Common stock - par value $.0001; 90,000,000 shares authorized, 10,053,000
shares issued and outstanding	1,006
Additional paid in capital	1,746,143
Accumulated deficit	(3,239,417)

Total stockholders’ equity (deficit)	1,343,008

Total Liabilities and stockholders’ Equity	$13,613,752

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net sales	$6,370,834	$3,716,741	$12,923,946	$7,915,271
Cost of sales	4,871,752	2,842,462	9,749,324	6,252,467

Gross profit	1,499,082	874,279	3,174,622	1,662,804

Payroll and related costs	247,494	306,651	591,784	650,411
Professional expense	185,323	41,100	229,368	152,158
Selling, general and administrative	80,169	198,945	150,789	273,324

Total	512,986	546,696	971,941	1,075,893

Income (loss) from operations	986,096	327,583	2,202,681	586,911

Other income (expense)
Interest expense	(133,223)	(181,033)	(265,661)	(364,272)
Finance costs	(2,589)	(61,018)	(5,179)	(212,747)
Interest income	191	454	466	663

	(135,621)	(241,597)	(270,374)	(576,356)

Income (loss) before income taxes	850,475	85,986	1,932,307	10,555

Provision for income taxes	(249,229)	(21,000)	(646,234)	(2,500)
Tax benefit of loss carry-forward	—	21,000	—	2,500

Net income (loss)	601,246	85,986	1,286,073	10,555
Deemed dividend on preferred stock	—	—	—	(388,233)

Net income (loss) to common stockholders	$601,246	$85,986	$1,286,073	$(377,678)

Net income (loss) per share basic	$0.06	$0.01	$0.13	$(0.04)
Diluted	$0.03	$0.00	$0.07	$(0.04)

Weighted average number shares of common stock outstanding-basic	10,051,557	10,009,000	10,051,557	10,005,557
Weighted average number of shares of common stock outstanding-diluted	19,313,683	19,090,527	19,313,683	19,087,084

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 1, 2007 TO SEPTEMBER 30, 2007

	Warrants	Preferred Stock		Common Stock		Paid in	Accumulated
	Outstanding	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2007	11,220,000	7,752,462	$2,835,276	10,049,000	$1,006	$1,766,423	$(4,525,490)	$77,215

Distribution of Capital - WM Realty						(21,000)		(21,000)
Shares issued for services				4,000		720		720
Income for period							1,286,073	1,286,073
Balance September 30, 2007	11,220,000	7,752,462	$2,835,276	10,053,000	$1,006	$1,746,143	$ (3,239,417)	$1,343,008

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	1,286,073	$10,555
Noncash items included in net loss:
Depreciation and amortization	235,103	418,823
Equity based incentives	—	13,500
Shares issued for services	720	7,561
Changes in operating assets and liabilities:
Accounts receivable	(447,296)	187,372
Inventory	(6,443)	22,154
Costs on uncompleted contracts	(2,047,595)	(188,044)
Prepaid expenses	(1,284,748)	169,089
Deferred revenue	3,354,320	—
Accounts payable and accrued expenses	793,709	(65,883)

Net cash provided by (used in) operating activities	1,883,843	575,127

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(128,999)	(187,159)

Net cash used in investing activities	(128,999)	(187,159)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes	(288,724)	(288,099)
Payment of mortgage note	(17,089)	(150,000)
Release of escrow	—	20,000
Payment of stockholder loan	(60,000)	—
Equity distribution - WM Realty	(21,000)	10,000

Net cash provided by (used in) financing activities	(386,813)	(408,099)

Net increase (decrease) in cash and cash equivalents	1,368,031	(20,131)
CASH AND CASH EQUIVALENTS, beginning of period	1,443,998	492,801

CASH AND CASH EQUIVALENTS, end of period	$2,812,029	$472,670

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
	Six months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest expense	$265,661	$189,302
Income taxes	$646,234	$39,088

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. The Company adopted the Interpretation on January 1, 2007. The Interpretation No. 48 is not expected to have a material effect on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with GAAP, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157. The application of SFAS No. 157 is not expected to have a material effect on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

157. The Company adopted SFAS No. 159. The application of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations..

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2007 property, plant and equipment consisted of the following:

September
30, 2007

Land	$110,113
Building and improvements	1,412,730
Machinery equipment, furniture and fixtures	3,046,573

Total property, plant and equipment	4,569,416
Less: accumulated depreciation	(2,105,952)

Property, plant and equipment, net	$2,463,464

Depreciation expense for the six-month periods ended September 30, 2007 and 2006 was $226,589 and $208,086, respectively. Land and buildings (which are owned by WM Realty Management, LLC- a consolidated entity under Fin 46 R) are collateral for the $3,171,997 mortgage loan, and other fixed assets of the Company together with the Company’s personal properties, are collateral for the Sovereign Bank $3,142,859 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  As of September 30, 2007.

September
30, 2007

Cost incurred on uncompleted contracts, beginning balance	$5,455,142
Total cost incurred on contracts, during the year	13,073,547
Less cost of sales, during the year	(9,749,324)

Cost incurred on uncompleted contracts, ending balance	$8,779,365

Billings on uncompleted contracts, beginning balance	$4,188,697
Plus: Total billings on contracts, during the period	11,344,763
(excluding deferred revenues of $3,354,320)
Less: Contracts recognized as revenue, during the year	(10,068,135)

Billings on uncompleted contracts, ending balance	$5,465,325

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Cost incurred on uncompleted contracts, ending balance	$8,779,365
Billings on uncompleted contracts, ending balance	(5,465,325)

Cost incurred on uncompleted contracts, ending balance, net	$3,314,040

For the six months ended September 30, 2007 and 2006, $10,045 and $29,051 of allowance for losses on uncompleted contracts were recognized, respectively.

NOTE 5. PREPAID EXPENSES

As of September 30, 2007, the prepaid expenses included the following:

September 30 2007

Insurance	$194,451
Real estate taxes	4,581
Prepayments on purchases	1, 322,898
Equipment and software maintenance	33,139
Total	$1,555,069

NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation. Amortization charged to operations in the six months ended September 30, 2007 and September 30, 2006 were $9,313 and $264,720, respectively. As of September 30, 2007, deferred charges were as follows:

September 30, 2007
Deferred costs expiring after one year:
Deferred loan costs	$150,259
(20,053)
Accumulated amortization	$130, 206

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT The following debt obligations, outstanding on September 30, 2007:

Amount
1. Long-term debt issued on February 24, 2006:
Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$3,142,859

2. Long-term mortgage loan issued on October 4, 2006
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate of 6.75%, monthly interest and principal payment $20,955. The amortization is based on a thirty-year amortization schedule. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year	3,171,997

3. Automobile Loan- Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	10,584

Total	6,325,440
Less: principal payments due within one year	(576,935)
Principal payments due after one year	$ 5,748,505

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank. Pursuant to the agreement, the bank made a term loan of $4,000,000 to the Company and extended the Company a line of credit of $1,000,000, initial interest at 9%. The interest on the line of credit is variable. In February 2007, the Company entered into an agreement with the bank which (i) reduced the interest rate on its revolving credit line from prime plus 1 1/2% to prime plus 1% and (ii) provided capital expenditure line of credit for $500,000 at prime plus 1%. Under this capital expenditures facility, the Company may borrow up to $500,000 until the February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. On June 28, 2007, the Company increased its line of credit with Sovereign Bank from $1,000,000 to $2,000,000. As of September 30, 2007, the Company had not borrowed any money under the capital expenditures facility or line of credit.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

As of September 30, 2007, the maturities of long-term debt were as follows:

Year ending March 31,	Amount
2008	$303,920
2009	612,752
2010	612,435
2011	612,641
2012	615,628
Due after 2011	3,568,064

Total	$6,325,440

NOTE 8. CONCENTRATION OF CREDIT RISK

A significant portion of our revenue is generated by a small number of customers who differ from period to period as the Company complete work on projects or commence new projects for other customers. Two customers accounted for approximately 62% of our revenues in the six months ended September 30, 2007 and 65% of our receivables as of September 30, 2007.

NOTE 9. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. As of September 30, 2007, the sources and tax effects of the differences are as follows:

September
30, 2007

Income tax provision at statutory rate	$(671,086)
Tax benefit before net operating loss carry forward	24,852

Net tax provision	$(646,234)

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

As of September 30, 2007, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

September
30, 2007
Deferred Tax Assets:
Current:
Compensation accrual	$98,000
Bad debt allowance	9,800
Loss on uncompleted contracts	4,000

Non-Current:
Net operating loss carry-forward	521,600

Total deferred tax assets	633,400

Deferred Tax Liabilities:
Non-Current:
Depreciation	214,400

Net deferred tax asset	419,000
Valuation allowance	(419,000)

Net Deferred Tax Asset Balance	$—

At September 30, 2007, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. Because of the more than 50% change in ownership of Ranor, Inc, Ranor’s net operating loss carryforward is subject to IRC §382, which limits the amount of the tax loss carryforward that can be used in any year. The amount of net operating loss carryforward that may be used annually is equal to a percentage of the company’s value at the date of ownership. The percentage is the highest long-term federal tax exempt rate for the month during which the ownership occurred and the preceding two months. The ownership change occurred during February 2006. The Federal long term tax exempt rate is determined by the Internal Revenue Service.

As of September 30, 2007, the Company’s federal net operating loss carryforwards was approximately $1,293,000. If not utilized, the federal net operating loss carryforward of Ranor and Techprecision will expire in 2025 and 2027, respectively.

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. RELATED PARTY TRANSACTIONS

Management Fees

During the six months ended September 30, 2006, the Company paid $100,002 pursuant to a management contract with Techprecision LLC, a limited liability company that was owned by three individuals, including two principal stockholders, one of whom was also the Company’s chief executive. On January 29, 2007, the management agreement with Techprecision LLC was terminated as of December 31, 2006. In connection with the termination, the Company made a payment of $16,667 on or about January 15, 2007 and the Company agreed and made eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Reindl has not been a member of Techprecision LLC since December 31, 2006. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC.

On June 19, 2007, the Company entered into an employment agreement dated as of April 1, 2007 with James G. Reindl, our chief executive officer. Pursuant to the terms of the agreement, the Company are employing Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl is to receive an annual base salary of $160,000 a year. Mr. Reindl is also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors and reimbursement of his commuting expenses. The agreement may be terminated by us with or without cause or by Mr. Reindl’s resignation. If the Company terminates the agreement without cause, the Company is to pay Mr. Reindl severance pay equal to his salary for the balance of the term plus the amount of his bonus for the prior year. During the term of his employment and for a period thereafter, Mr. Reindl will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Loans from Related Parties

The principal equity owner of WM Realty made loans to WM Realty in the year ended March 31, 2007. The loan was paid as of September 30, 2007. Interest paid during the six months ended September 30, 2007 was $4,735. No interest was paid in 2006.

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

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11. OPERATING LEASE

Ranor leases office equipment under operating lease agreements expiring through November 2008. Total rent expense charged to operations was $8,562 for the six months ended September 30, 2007 and $8,756in the six months ended September 30, 2006. Future minimum lease payments under non-cancellable portions of the leases as of September 30, 2007, are as follows:

Years ending March 31,	Amount
2008	$9,079
Total minimum lease payments	$9,079

NOTE 12. SALE AND LEASE

On February 24, 2006 Ranor, Inc. sold its real property to WM Realty Management, LLC, a special purpose entity for $3,000,000, and leased the real property occupied by Ranor pursuant to a fifteen year lease commencing February 24, 2006. For the years ended March 31, 2007 the Company’s annual rent expense was $438,500. This amount was eliminated in consolidation and the interest and depreciation were expensed. The current annual rent is $444,000, and the rent is subject to an annual increase based on the increase in the consumer price index.

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments are as follows:

Year Ended March 31,	Amount

2008	$222,000
2009	444,000
2010	444,000
2011	444,000
2012	444,000
Total next five years, 2013 to 2017	2,220,000
Total remaining years, 2018 to 2021	1,776,000

Total	$5,994,000

TECHPRECISION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

The Company computes basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effects to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the six-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net income (loss) to common
Stockholders	$601,246	$85,986	$1,286,073	$(377,678)

Net income (loss) per share
Basic	$0.06	$0.01	$0.13	$(0.04)
Diluted	$0.03	$—	$0.07	$(0.04)

Weighted average number shares of common stock outstanding-basic	10,053,000	10,009,000	10,053,000	10,005,557
Weighted average number of shares of common stock outstanding-diluted	19,313,683	19,090,527	19,313,683	19,087,084

NOTE 14. SUBSEQUENT EVENT

On October 3, 2007, a registration statement covering 2,000,000 shares of common stock, of which 1,900,000 are shares of common stock issuable upon exercise of warrants, was declared effective by the Securities and Exchange Commission. As of November 7, 2007, the Company received $449,133 from the exercise of warrants to purchase 1,030,000 shares of common stock.

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

Overview

We are a nationally recognized manufacturer of high-precision, large scale metal fabrications and machined assemblies weighing up to 100 tons. Our wholly-owned subsidiary, Ranor, Inc., has been in continuous operation since 1956 with clients in the defense, aerospace, commercial, nuclear, alternative energy and medical industries. Recently, we have refocused our resources on working on long-term production programs with clients in the alternative energy (mainly solar), nuclear and medical equipment sectors as a result of growing industry demands for our services.. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

We operate a build-to-print business model. In this way, we work with clients from the design and manufacturing stages to ensure that all projects are completed according to the exact client specifications with very close tolerances. We believe that we are one of a few operations that offers clients a “one-stop-shop” for their projects covering, engineering, fabrication, machining, quality control, assembly and production control services.

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

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the six months ended September 31, 2007, two customers accounted for approximately 62% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. Ranor and its predecessor had traditionally performed services on relatively low margins since the customers demanded more services without an increase in cost. We are seeking more long-term projects with a more predictable cost structure, and we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. Thus, in the six months ended September 30, 2007, our sales and net income were $12,923,946 and $1,286,073, respectively, as compared to revenues of $7,915,271 and a net income of $10,555, respectively, for the six months of the previous fiscal year. Our gross margin for the six months ended September 30, 2007 was 24.56% as compared to 16.8% in the six months ended September 30, 2006.

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

Growth Strategy

Our strategy is to leverage our core-competency as a manufacturer of high-precision, large metal fabrications to grow our organization in areas which have shown increasing demand and higher margins.

Target Higher Volume, Long-term Contracts - Historically, our orders have often consisted of either one or a small number of products with limited possibility of subsequent orders for the same product. These orders generally provided low margins, particularly because the services demanded by clients throughout the project lifecycles were unpredictable. Going forward we intend to concentrate on higher-volume, long-term projects with more predictable cost structures, and will not seek to bid on projects which we do not believe would generate an adequate gross margin. This strategy has already resulted in improved profitability with gross margins rising from 13% in the year ended March 31, 2006 to 19% in the year ended March 31, 2007 and 24% for the six months ended September 30, 2007.

Alternative Energy — Solar and Nuclear Power

Rising energy demand along with increasing environmental concerns are likely to continue driving alternative energy growth, namely the solar and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector. Currently, the solar industry products that we provide represent a significant part of our present business and growth focus as well as backlog. Our solar products consist of large-scale fabricated and machined components used in the production of photovoltaic (PV) cells. This business is profitable and has seen several quarters of continued growth.

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy, although the use of nuclear power is not without its risks. Given our certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we are qualified to benefit from any increased activity in the nuclear sector that may result. One of our customers in currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems. We also see fabrication of nuclear fuel storage systems as a potential business area.

Diversification into other High-growth Industries. As an example of our plan for diversification, we are currently working with a customer to manufacture critical components for proton bean therapy machines designed to be used to treat cancer.

Expansion of Manufacturing Facilities - We plan to expand our current manufacturing facilities in the near-term both on-site and in other locations. This will allow us to increase our overall industry offerings and capacity, allowing us to handle high volume orders or niche orders simultaneously.

Broaden Product and Service Offerings - We plan to offer more integrated products and turnkey solutions to provide greater value to our customers. We may target acquisitions that could provide enhance our existing business.

As of September 30, 2007, we had a backlog of firm orders totaling approximately $36 million.  We anticipate that approximately $17 million of this backlog will be shipped during the year ended March 31, 2008, and most of the balance will be shipped in the following year.  The backlog includes orders for more than $28 million from two customers.

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

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

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

Income Taxes

Our fiscal year ends on March 31. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable and or settled. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of September 30, 2007, we had net operating loss carry-forwards approximating $1,347,423 Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited in the event of a change in control, as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor limits our ability to use the loss carry-forwards.

Non-GAAP Information

We refer to earnings before interest, tax, depreciation and amortization (EBITDA), which is a non-GAAP performance measure, because our agreement with Barron Partners used EBITDA as a measure for determining whether there is an adjustment in the conversion price of the series A preferred stock or the exercise price of the warrants. Although we are no longer subject to adjustments based on our EBITDA, we believe that EBITDA is a meaningful way to reflect the growth of our business. EBITDA is determined by adding to net income the amount deducted for interest, taxes, depreciation and amortization. The following table shows the relationship between net income and EBITDA for the six months ended September 30, 2007 and 2006.

	2007	2006
Net income (loss)	$1,286,073	$10,555
Plus interest	265,661	363,606
Plus taxes	646,234	—
Plus depreciation and amortization	235,103	418,823
EBITDA	$2,433,071	$792,984

New Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We adopted the Interpretation on January 1, 2007. The application of Interpretation No. 48 is not expected to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with GAAP, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS No. 157. The application of SFAS No. 157 is not expected to have a material effect on our financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has adopted SFAS No. 159. The application of SFAS No. 159 is not expected to have a material effect on our financial position and results of operations.

Results of operations

Three Months Ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the three months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months Ended September 30,
	2007		2006		2006 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$6371	100%	$3717	100%	$2654	71%
Cost of sales	4872	76%	2842	76%	2030	71%
Gross profit	1499	24%	874	24%	625	72%
Payroll and related costs	247	4%	307	8%	(60)	(20)%
Professional expense	185	3%	41	1%	144	351%
Selling, general and administrative	80	1%	199	5%	(119)	(60)%
Total operating expenses	513	8%	547	15%	(34)	(6)%
Income (loss) from operations	986	15%	328	9%	658	201%
Interest expense	(133)	(2)%	(181)	(5)%	48	(27)%
Finance costs	(3)	(0)%	(61)	(2)%	58	(95)%
Total other income (expenses	(136)	(2)%	(242)	(7)%	106	(44)%
Income (loss) before income taxes	850	13%	86	2%	764	888%
Provision for income taxes, net of tax benefits	(249)	(4)%	—	—	(249)	—

Net income to common Shareholders	$601	9%	$86	2%	$515	599%

Sales increased by $2,654,000 or 71%, from $3,717,000 for the quarter ended September 30, 2006 to $6,371,000 for the quarter ended September 30, 2007. This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects.

Our cost of sales for the quarter September 30, 2007 increased by $2,030,000 to $4,872,000 an increase of 71%, from $2,842,000 for quarter ended September 30, 2006. The increase in cost of sales reflected the increase in sale, with the result that our gross margin was 24% in each period.

Our payroll and related costs were $247,000 in the quarter ended September 30, 2007 as compared to $307,000 for the quarter ended September 30, 2006. The $60,000 (20%) decrease in payroll was partly attributable to the termination of the management agreement with Techprecision LLC and decrease in compensation of sales persons.

Professional fees increased from $41,000 to $185,000 for the quarters ended September 30, 2006 and September 30, 2007, respectively. This increase was attributable to increased fees related to regulatory filings.

Selling, administrative and other expenses for quarter ended September 30, 2007 were $80,000 as compared to $199,000 for quarter ended September 30, 2006, a decrease of $119,000 or 60%. The reduction in WM Realty’s non-recurring fees was the primary reason for the reduction.

Interest expense for the quarter ended September 30, 2007 was $133,223 compared to $181,033 for the quarter ended September 30, 2006. The decrease of $48,810 (26.4%) is a result of refinancing the short term loan of WM Realty from with a longer term loan. The refinancing of the loan also eliminated $150,000 amortization expenses of deferred short term loan costs.

In the quarter ended September 30, 2006, we were required to adjust the conversion price into which our series A preferred stock was convertible into common stock. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $0.285 to $0.24225 was $.04275 per share for a total of $398,788 which was recognized as a preferred stock deemed dividend. This was a non-cash transaction.

As a result of the foregoing, our net income allocable to common stockholders was $601,246 ($0.06 per share basic and $0.03 per share diluted) in the three months ended September 30, 2007 as compared to $85,986 ($.01 per share basic and $.00 per share diluted) in the three months ended September 30, 2006.

Six Months Ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the six months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

					Change Six Months Ended September 30,
	2007		2006		2006 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$12,924	100%	$7,915	100%	$5,009	63%
Cost of sales	9,749	75%	6,252	79%	3,497	56%
Gross profit	3,175	25%	1,663	21%	1,512	91%
Payroll and related costs	592	5%	650	8%	(58)	(9)%
Professional expense	229	2%	152	2%	77	51%
Selling, general and Administrative	151	1%	273	3%	(122)	(45)%
Total operating expenses	972	8%	1,076	14%	(104)	(10)%
Income (loss) from operations	2,203	17%	587	7%	1,616	275%
Interest expense	266	2%	364	5%	(98)	(27)%
Finance costs	5	0%	213	3%	(208)	(98)%
Income (loss) before income Taxes	1,932	15%	11	0%	1,921	17,464%
Provision for income taxes	646	5%	—	—	646	—
Net Income (loss)	1,286	10%	11	0%	1,275	11,591%
Deemed dividend	—	—	(388)	(5)%	388	(100)%
Income (Loss) to common shareholders	$1,286	10%	$(378)	(5)%	$1,664	(440)%

Sales increased by $5,009,000 or 63%, from $7,915,000 for the six months ended September 30, 2006 to $12,923,000 for the six months ended September 30, 2007. This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects.

Our cost of sales for the six months ended September 30, 2007 increased by $3,497,000 to $9,749,000 an increase of 56%, from $6,252,000 for the six months ended September 30, 2006. This increase was less than the increase in sales, resulting in an improvement in the gross margin from 21% to 25%. The increase in gross profit for the six month period largely reflects an improved profit margin in the first quarter as a result of sales of products in which we have competitive production advantage. In the second quarter, the increase in cost of goods sold because of additional material requirements of the products and miscellaneous production expenses was in part offset by the lower direct labor requirement.

Our payroll and related costs were $592,000 for the six months ended September 30, 2007 as compared to $650,000 for the six months ended September 30, 2006. The $58,000 (9%) decrease in payroll was partially attributable to the termination of the management agreement with Techprecision LLC and decrease in compensation of the salespersons.

Professional fees increased from $152,000 to $229,000 for the six months ended September 30, 2006 and September 30, 2007, respectively. This increase was attributable to increased fees related to regulatory filings.

Total selling, administrative and other expenses for the six months ended September 30, 2007 were $151,000 as compared to $273,000 for the six months ended September 30, 2006, a decrease of $122,000 or 45%. The reduction in WM Realty’s non-recurring fees was the primary reason for the reduction.

Interest expense for the six months ended September 30, 2007 was $266,000 as compared to $364,000 for the six months ended September 30, 2006. The decrease of $98,000 (27%) is a result of refinancing the short term loan of WM Realty from with a longer term loan. The refinancing of the WM Realty loan also eliminated the financing costs of the previous loan (i.e. the amortization expenses of deferred costs of the short term loan) by $208,000 (98%).

Liquidity and Capital Resources

At September 30, 2007, we had working capital of $4,498,000 as compared with working capital of $3,398,000 at March 31, 2007, an increase of $1,100,000 reflecting our increased level of business. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	September 30, 2007	March 31, 2007	Change Amount	Change Percentage
Cash and cash equivalents	$2,812	$1,444	$1,368	95%
Accounts receivable, net	3,149	2,685	464	17%
Costs incurred on uncompleted contracts	3,314	1,226	2,088	170%
Prepaid expenses	1,555	270	1,285	475%
Accounts payable	1,780	1,299	481	37%

The cash flows from operations were $1,884,000 as compared to $575,000 in the six months ended September 30, 2007 as compared to 2006. Increase in revenues and advanced billings were primary sources of increased operating cash inflows.

The cash outflows for financing activities were $387,000 and $408,000 during the six months ended September 30, 2007 and 2006. The principal payment of the Sovereign bank notes was $286,000 the auto loan $3,000 and the Amalgamated mortgage note $18,000 in the six months ended September 30, 2007. WM Realty repaid $60,000 loan from a shareholder and made a capital distribution of $21,000 in the six months ended September 30, 2007.

The amount of cash expended for additional property, plant and equipment were $129,000 and $187,000 in the six months ended September 30, 2007 and 2006, respectively.

As a result of increased operating cash inflows and reduced cash outflows during the six months ended September 30, 2007, our cash balance increased by $1,368,000 as compared to a decrease of $20,000 in the six months ended September 30, 2007 as compared to 2006.

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

The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2,000,000 or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At September 30, 2007, there were no borrowings under the line and maximum available under the borrowing formula was $2,000,000

Under our capital expenditures facility, we may borrow up to $500,000 until February 1, 2008, with interest only payable through February 1, 2008 and the principal to be amortized over a five-year term commencing March 1, 2008. As of March 31, 2007, we had not borrowed any money under this facility.

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

While we believe that the $2,000,000 revolving credit facility, which remained unused as of September 30, 2007 and terminates in June 2009, our $500,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2008, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

In October 2007, a registration statement covering 2,000,000 shares of common stock, of which 1,900,000 are shares of common stock issuable upon exercise of warrants, was declared effective by the Securities and Exchange Commission. As of November 7, 2007, we received $449,133 from the exercise of warrants to purchase 1,030,000 shares of common stock. If all of the warrants for which the underlying shares are exercised, we could receive a maximum of $828,495 . However, we cannot give any assurance that the warrants will be exercised.

To the extent that we are able to implement our program for expansion, including the purchase of additional equipment or the expansion of our facilities, we will require additional capital. To the extent that we receive funds from the exercise of the warrants, we will be able to use these proceeds to fund our capital budget. However, regardless of whether we receive additional proceeds from the exercise of warrants, we believe that our available cash, together with cash flow from operations and our existing available credit facilities will be sufficient to enable us to meet our anticipated cash requirements over the next year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on June 11, 2007, the Environmental Protection Agency issued an administrative complaint against us relating to alleged violations of the Clean Water Act and the Emergency Planning and Community Right-to-Know Act, known as “EPCRA.” The complaint in the action In the Matter of Ranor, Inc. and Techprecision Corporation is filed with Boston office of the EPA. In August 2007, we entered into a consent agreement and final order with the EPA of all claims contained in the complaint. In September 2007, a final order was issued in the proceeding. Pursuant to the settlement, we paid a total penalty of $105,635, of which $15,000 is in the form of a special environmental project by which we are to purchase specified emergency response equipment and donate the equipment to the Westminster, Massachusetts Fire Department.

Item 4. Submission of Matters to a Vote of Security Holders

On August 21, 2007, the holders of 6,746,200 shares of common stock, or 67.1% of our outstanding common stock voted (i) for the election of James G. Reindl, Stanley A. Youtt, Michael Holly, Larry Steinbrueck and Louis A. Winoski as directors, and (ii) approved the selection of the firm of Tabriztchi & Co., CPA, P.C. as our independent registered public accounting firm for the year ending March 31, 2008.

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

TECHPRECISION CORPORATION (Registrant)

Dated: November 14, 2007	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: November 14, 2007	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer