Form 10QSB
period 2007-12-31
TECHPRECISION CORP
filed 2008-02-14
CIK 1328792

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

December 31, 2007

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

As of February 4, 2008 there are 12,225,001 shares of the common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$1,583,972
Accounts receivable, less allowance for doubtful accounts of $25,000	5,131,310
Costs incurred on uncompleted projects	5,583,668
Inventories of raw materials	188,303
Prepaid expenses	950,166

Total current assets	13,437,419
Deposit on equipment	346,316
Property, plant and equipment, net	2,552,613
Deferred loan cost, net	125,949

Total assets	$16,462,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,169,430
Accrued expenses	1,217,082
Deferred revenues	3,568,498
Current maturity of long-term debt	602,560

Total current liabilities	7,557,570
Long-Term Debt
Notes payable- noncurrent	5,569,864

Stockholders’ Equity
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 7,247,564 shares issued and outstanding at December 31, 2007	2,619,939
Common stock - par value $.0001 authorized 90,000,000, 12,223,001 outstanding on December 31, 2007.	1,223
Paid in capital	2,576,087
Accumulated deficit	(1,862,386)

Total stockholders’ equity	3,334,863

Total liabilities and stockholders’ equity	$16,462,297

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net sales	$9,609,926	$5,533,541	22,533,872	$13,448,811
Cost of sales	7,029,905	4,555,695	16,779,229	10,808,162

Gross profit	2,580,021	977,846	5,754,643	2,640,649
Operating expenses
Professional expense	73,737	153,735	303,105	305,893
Payroll and related costs	293,752	334,296	885,536	984,707
Other selling, general and administrative	134,812	58,685	285,601	332,010

Total operating expenses	502,301	546,716	1,474,242	1,622,610

Income from operations	2,077,720	431,130	4,280,401	1,018,039

Other income (expense)

Interest expense	(124,356)	(141,991)	(390,017)	(506,263)
Finance costs	(7,591)	(1,939)	(12,770)	(214,686)
Interest income	11	523	477	1,186

Total other income (expense)	(131,936)	(143,407)	(402,310)	(719,763)

Income (loss) before income taxes	1,945,784	287,723	3,878,091	298,276
Provision for income taxes	(568,754)	—	(1,214,988)	—
Net Income (loss)	1,377,030	$287,723	2,663,103	298,276
Preferred stock deemed dividend	—	—	—	(388,233)
Net income (loss) to common stockholders	$1,377,030	$287,723	$2,663,103	$(89,957)

Weighted average number of shares of common stock outstanding-basic	11,139,305	10,009,000	10,415,546	10,009,000

Weighted Average number of shares of common stock outstanding-diluted	28,623,308	19,090,527	27,899,549	10,009,000
Net income (loss) per share-basic	$0.12	$0.03	$0.26	$(0.01)
Net income (loss) per share-diluted	$0.05	$0.02	$0.10	$(0.01)

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period	$2,663,103	$298,276
Noncash items included in net income:
Depreciation	353,251	305,800
Amortization of deferred loan costs	12,770	214,686
Shares and warrants issued for services	731	7,551
Expense for equity-based incentives	—	13,500
Changes in assets and liabilities:
Accounts receivable	(2,429,603)	(584,881)
Other receivables	—	7,921
Inventory	(4,805)	37,342
Costs on uncompleted contracts	(4,317,223)	266,128
Prepaid expenses	(679,845)	104,482
Accounts payable and accrued expenses	1,589,241	300,187
Deferred Revenues	3,568,498	—
Net cash provided by operating activities	756,118	970,992

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(344,810)	(230,558)
Deposits on equipment	(346,316)	—

Net cash used in investing activities	(691,126)	(230,558)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment on note and mortgage	(458,829)	(3,735,604)
Issuance of notes	—	3,200,000
WM Realty capital contribution (distribution)	(64,625)	89,260
Cash from restricted fund	—	25,000
Cost of issuance	—	(104,132)

Loans from stockholder	(60,000)	90,000
Exercise of warrants	658,436	—

Net cash provided by (used in) financing activities	74,982	(435,476)

Net increase in cash and cash equivalents	139,974	304,959
Cash and cash equivalents, beginning of period	1,446,998	492,801

Cash and cash equivalents, end of period	$1,583,972	$797,760

Supplemental Disclosures of Cash Flows Information

Cash paid during the period for:
Interest expense	$390,017	$506,263
Income taxes	$250,000	$3,100

The accompanying notes are an integral part of the financial statements.

Supplemental Information - Noncash Transactions

Nine Months Ended December 31, 2007

During the quarter ended December 31, 2007, preferred shareholders converted 504,896 shares of preferred stock, with a book value of $170,151 to 660,000 shares of common stock. The conversion ratio of one share of preferred to 1.3072 shares of common stock in accordance with the securities purchase agreement dated February 24, 2006 as amended in May 2007. The conversion price of each share of common stock was computed at $0.2180.

On October 3, 2007, a registration statement covering 2,000,000 shares of common stock, of which 1,900,000 are shares of common stock issuable upon exercise of warrants, was declared effective by the Securities and Exchange Commission. As of December 31, 2007, the Company had received $658,436 from the exercise of warrants to purchase 1,510,000 shares of common stock. The Black-Scholes model was used to estimate the cost of each preferred stockholder warrant issued on February 24, 2006 at $0.03. The assumptions used to arrive at the estimate were risk free rate of 4.75%, term of 5 years, market price of the underlying common stock of $0.285 and volatility of 28.5%. The total estimated cost of 1,510,000 warrants was $45,300 that was charged to the preferred stock and credited to additional paid in capital

Nine Months Ended December 31, 2006

The beneficial effect of the reduction in conversion price of preferred stock to common stock from $.285 to $.24225 was $.04275 per share for a total of $388,233 for 9,081,471 shares. The beneficial effect increased the preferred stock and accumulated deficit of the Company.

In the nine-month period ended December 31, 2006, the Company issued 42,000 restricted shares to employees of the Company. The shares were valued at $.18 per share or $7,561. The valuation was based on a discount on the price paid per share by independent third parties. The issuance of 42,000 restricted shares were part of a total grant of 126,000 shares of common stock. The remaining 84,000 shares granted are subject to forfeiture and, therefore, are not treated as issued shares.  On July 27, 2006 the Board of Directors amended the Company’s 2006 long-term incentive plan to increase the number of options granted to independent directors upon their initial election as directors. Pursuant to such plan, options to purchase 75,000 shares of common stock had been granted in March 2006 and options to purchase an additional 75,000 shares were granted on July 27, 2006, subject to stockholder approval of the plan. In February 2007 the stockholders approved the plan. The fair value of the options was calculated at $.09 per share, for total of $13,500 for the options to purchase 150,000 shares. The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 was estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25% expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is an estimate. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Techprecision Corporation and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007. Certain prior quarter amounts may have been reclassified to conform to the presentation used in 2007.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2007.

Accounts receivable

Trade accounts receivable are stated at the amount Techprecision’s wholly owned operating subsidiary, Ranor, Inc., expects to collect. Ranor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of Ranor’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, Ranor provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after Ranor has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience.

Inventories

Cost of the inventories of raw materials is determined principally by the first-in, first-out method.

Notes Payable

The Company accounts for all note liabilities that are due and payable within one year as short-term liabilities.

Long-lived Assets

Property, plant and equipment assets are recorded at cost less accumulated depreciation. Depreciation is accounted for using the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, up to 30 years; and leasehold improvements, 10-20 years.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease. A lease is considered a capital lease if there is a favorable buy out clause that would be an inducement for us to own the asset.

Earnings (Loss) per share of common stock

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares equivalents using the Treasury Stock Method and the average market price for the period. Common stock equivalents include convertible preferred stock, stock warrants and stock options.

Loss per share is computed by dividing the net loss by the number of weighted average shares outstanding for the year of the loss. The shares of common stock issuable upon conversion of the series A preferred stock and upon exercise of outstanding warrants and options were not considered since they would be considered anti-dilutive.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company’s fiscal year beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal years beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 does not have an effect on our financial position or results of operation.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 does not have a material effect on our financial position or results of operation.

On July 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. The adoption of EITF 06-2 does not have an affect the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company adopted SFAS No. 159. The application of SFAS No. 159 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3. COSTS INCURRED ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billings and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The amounts received in excess of the costs incurred are classified as deferred revenues. The deferred revenues were $3,568,498 on December 31, 2007. For the nine months ended December 31, 2007, the changes in the costs incurred on uncompleted contracts and advanced billings were as follows:

Amount
Cost incurred on uncompleted contracts, beginning balance	$5,455,142
Plus total cost incurred on contracts, during the year	21,123,327
Less cost of sales, during the year	(16,714,496)

Cost incurred on uncompleted contracts, ending balance	$9,863,973

Billings on uncompleted contracts, beginning balance	$4,188,697
Plus: Total billings on contracts, during the period (excluding deferred revenues of $3,568,498)	17,670,856
Less: Contracts recognized as revenue, during the year	(17,579,248)

Billings on uncompleted contracts, ending balance	$4,280,305

Cost incurred on uncompleted contracts, ending balance	$9,863,973
Billings on uncompleted contracts, ending balance	(4,280,305)

Cost incurred on uncompleted contracts, ending balance, net	$5,583,668

The allowance for losses on uncompleted contracts that was recognized was $171,566 and $10,045 for the nine months ended December 31, 2007 and 2006, respectively.

NOTE 4. PREPAID EXPENSES

As of December 31, 2007, the prepaid expenses included the following:

Amount
Insurance	$155,103
Real estate taxes	4,230
Prepayments on purchases	777,884
Equipment and software maintenance	12,949

Total	$950,166

NOTE 5. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage, which is carried by WM Realty. These costs are being amortized over the term of the related debt obligation. Amortization charged to operations in the nine months ended December 31, 2007 and 2006 were $12,770 and $214,686 respectively.

Amount
Deferred loan costs	$150,259
(24,310)

Accumulated amortization	$125, 949

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2007 property, plant and equipment consisted of the following:

Amount
Land	$110,113
Building and improvements	1,412,730
Machinery equipment, furniture and fixtures	3,262,384

Total property, plant and equipment	4,785,227
Less: accumulated depreciation	(2,232,614)

Property, plant and equipment, net	$2,552,613

Depreciation expense for the nine-month periods ended December 31, 2007 and 2006 was $353,251 and $305,800, respectively. Land and buildings (which are owned by WM Realty Management, LLC, a consolidated entity under Fin 46 R) are collateral for the $3,162,859 mortgage loan. Other fixed assets of the Company, together with the Company’s personal properties, are collateral for the Sovereign Bank $3,000,000 secured loan and line of credit.

1. Long-term debt issued on February 24, 2006:
Sovereign Bank Secured Term note payable - 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$3,000,000

2. Long-term mortgage loan issued on October 4, 2006
Amalgamated Bank mortgage loan to WM Realty - 10 years, annual interest rate of 6.75%, monthly interest and principal payment $20,955. The amortization is based on a thirty-year amortization schedule. WM Realty Management has the right to prepay the mortgage note with payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year	3,162,859

3. Automobile Loan - Ford Motor Credit Company Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 ending June 20, 2009	9,565

Total	6,172,424

Less: principal payments due within one year	(602,560)

Principal payments due after one year	$5,569,864

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank. Pursuant to the agreement, the bank made a term loan of $4,000,000 to the Company and extended the Company a line of credit of $1,000,000 with an initial interest rate of 9%. The interest on the line of credit is variable. In February 2007, the Company entered into an amendatory agreement with the bank which (i) reduced the interest rate on its revolving credit line from prime plus 1 1/2% to prime plus 1% and (ii) provided capital expenditure line of credit for $500,000 at prime plus 1%. Under this capital expenditures facility, the Company may borrow up to $500,000 until February 1, 2008, with interest only payable through February 1, 2008 and principal to be amortized over a five-year term commencing March 1, 2008. On June 28, 2007, the Company increased its line of credit with Sovereign Bank from $1,000,000 to $2,000,000, with a maturity date of November 30, 2013 for any unpaid balance.

On November 30, 2007, the Company entered the third amendatory agreement with Sovereign Bank. Under the new agreement the capital expenditure limit was increased to $3,000,000 and the variable rate interest was set at the prime plus one half of one per cent per annum, through November 30, 2008. Thereafter, the cost the line of credit will be the banks cost of funds plus 2.25% per year until November 30, 2013. The Company is required to pay interest only until November 30, 2008. After that date the Company will repay the principal, on a monthly basis, in the amount sufficient to amortize the outstanding balance over a five year schedule.

As of December 31, 2007, the Company had not borrowed any money under the capital expenditures facility or line of credit.

The note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Company’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter; the Company’s subsidiary, Ranor, Inc., is prohibited from issuing any additional equity interest (except to the Company), or redeeming, retiring, purchasing or otherwise acquiring for value any equity interests; the Company pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required to be not less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2 to 1 as at the end of each fiscal quarter.

In connection with the Amalgamated Bank mortgage financing, the principal equity owner of WM Realty Management and a principal stockholder of the Company, executed a limited guarantee. Pursuant to the limited guaranty, the principal shareholder of the Company guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

As of December 31, 2007, the future maturities of long-term debt were as follows:

March 31,	Amount
2008	$150,903
2009	612,752
2010	612,435
2011	612,641
2012	615,628
Due after 2011	3,568,065

Total	$6,172,424

NOTE 8. CONCENTRATION OF CREDIT RISK

A significant portion of our revenue is generated by a small number of customers who differ from period to period as the Company completes work on projects or commences new projects for other customers. The Company’s two largest customers accounted for approximately 64.2% of our revenues in the nine months ended December 31, 2007 and 76.9% of our receivables as of December 31, 2007.

NOTE 9. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. As of December 31, 2007, the sources and tax effects of the differences are as follows:

Amount
Income tax provision at statutory rate	$(1,247,988)
Tax benefit before net operating loss carry forward	33,000

Net tax provision	$(1,214,988)

As of December 31, 2007, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

Amount
Deferred Tax Assets:
Current:
Compensation accrual	$85,000
Bad debt allowance	10,000
Loss on uncompleted contracts and carry-forward	67,000
Non-current:
Net operating loss carry-forward (39% statutory rate)	745,000

Total deferred tax assets	907,000

Deferred Tax Liabilities:
Non-current
Depreciation	(215,000)

Net deferred tax asset	692,000
Valuation allowance	(692,000)

Net Deferred Tax Asset Balance	$—

At December 31, 2007, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. Because of the more than 50% change in ownership of Ranor, Inc, Ranor’s net operating loss carryforward is subject to IRC §382, which limits the amount of the tax loss carryforward that can be used in any year. The amount of net operating loss carryforward that may be used annually is equal to a percentage of the company’s value at the date of ownership. The percentage is the highest long-term federal tax exempt rate for the month during which the ownership occurred and the preceding two months. The ownership change occurred during February 2006. The Federal long term tax exempt rate is determined by the Internal Revenue Service. If not utilized, the federal net operating loss carryforward of Ranor and Techprecision will expire in 2025 and 2027, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Management Fees

During the nine months ended December 31, 2006, the Company paid $100,002 pursuant to a management contract with Techprecision LLC, a limited liability company that was owned by three individuals, including two principal stockholders, one of whom was also the Company’s chief executive. On January 29, 2007, the management agreement with Techprecision LLC was terminated retroactive to December 31, 2006. In connection with the termination, the Company made a payment of $16,667 on or about January 15, 2007 and the Company agreed and made eight monthly payments of $9,167 to Techprecision LLC, commencing February 15, 2007 and ending on September 15, 2007. Mr. Jim Reindl has not been a member of Techprecision LLC since December 31, 2006. As a result of the termination of the management agreement, Mr. Reindl no longer receives compensation through Techprecision LLC.

Employment Agreements

On June 19, 2007, the Company entered into an employment agreement dated retroactively to April 1, 2007 with James G. Reindl, our chief executive officer. Pursuant to the terms of the agreement, the Company is employing Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl is to receive an annual base salary of $160,000 a year. Mr. Reindl is also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors. He is also entitled to reimbursement of his commuting expenses. The agreement may be terminated by us with or without cause or by Mr. Reindl’s resignation. If the Company terminates the agreement without cause, the Company is to pay Mr. Reindl severance pay equal to his salary for the balance of the term plus the amount of his bonus received in the prior year. During the term of his employment and for a period thereafter, Mr. Reindl will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On June 19, 2007, the Company entered into an employment contract with Mary Desmond, our Chief Financial Officer, dated retroactively to April 1, 2007. Pursuant to the terms of this agreement, the Company is employing Ms.Desmond for an initial term commencing April 1, 2007 and expiring March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. Ms. Desmond is to receive an annual salary of $110,000 a year. Ms. Desmond is also entitled to receive an increase to her base salary and receive certain bonus compensation, stock options or other equity based incentives at the discretion of the compensation committee of the board of directors. The agreement may be terminated by us with or without cause or by Ms. Desmond’s resignation. If the Company terminates the agreement without cause, the Company is to pay Ms. Desmond severance pay equal to her salary for the balance of the term plus the amount of her bonus received in the prior year. During the term of her employment and for a period thereafter, Ms. Desmond will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Loans from Related Parties

The principal equity owner of WM Realty made loans to WM Realty in the year ended March 31, 2007. The loan was paid during the nine months ended December 31, 2007. Interest paid in 2007 was $4,735. No interest was paid in 2006.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty Management, LLC borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty Management purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty to pay closing costs, which advance was repaid when WM Realty Management refinanced the mortgage in October 2006. WM Realty Management, LLC was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty Management a special purpose entity as defined by FIN 46, and therefore has consolidated its operations into the Company.

On October 4, 2006, WM Realty Management placed a new mortgage of $3.2 million on the property and the existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595. The payments are based on a thirty-year amortization schedule. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year. In connection with the refinancing, Andrew Levy, the principal stockholder of WM Realty, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

Distribution to WM Realty Shareholders

During the nine months ended December 31, 2007, WM Realty had a net income of $85,000. The stockholders deficit of the WM Realty was $309,000 on December 31, 2007. During the nine months ended December 31, 2007, WM Realty shareholders made net capital contributions of $17,000 and distributions of $82,000 were made to the members of that company.

NOTE 11. OPERATING LEASES

Ranor leases office equipment under operating lease agreements expiring in November 2008. Total lease expense charged to operations was $12,853 for the nine months ended December 31, 2007 and $13,134 in the nine months ended December 31, 2006. Future minimum lease payments under non-cancellable portions of the leases as of December 31, 2007, are as follows:

Years ending March 31,	Amount
2008	$9,079

Total minimum lease payments	$9,079

On December 7, 2007, Ranor acquired all the equipment of a company called Vertex Tool and Die, Inc for $150,000. Also, Ranor assumed Vertex’s property lease obligation. The current lease expires August 31, 2009 but has an option to be extended for an additional term of five years. Future minimum lease payments are as follows:

Year ending March 31	Amount
2008	$14,100
2009	54,289
Total minimum lease payments	$68,389

NOTE 12. SALE AND LEASE

On February 24, 2006 Ranor, Inc. sold its real property to WM Realty Management, LLC, a special purpose entity for $3,000,000, and leased the real property occupied by Ranor pursuant to a fifteen year lease commencing February 24, 2006. For the years ended March 31, 2007 the Company’s annual rent expense was $438,500. This amount was eliminated in consolidation and the interest and depreciation were expensed. The current annual rent is $444,000, and the rent is subject to an annual increase based on the consumer price index.

The Company has an option to extend the term of the lease for two additional terms of five years, upon the same terms. The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

The Company has the option to purchase the property at the appraised market value. The minimum future lease payments are as follows:

Year Ended March 31,	Amount
2008	$111,000
2009	444,000
2010	444,000
2011	444,000
2012	444,000
Total next five years, 2013 to 2017	2,220,000
Total remaining years, 2018 to 2021	1,776,000

Total	$5,883,000

NOTE 13. EARNINGS PER SHARE

The Company computes basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effects to all dilutive potential shares outstanding resulting from employee stock options during the period.

During the three months ended December 31, 2007, preferred stockholders converted 504,896 shares of preferred stock to 660,000 shares of common stock and exercised 1,510,000 warrants and acquired 1,510,000 shares. The treasury stock method, with the average common stock market price of $3.63, for the trading period December 27, 2007 to December 31, 2007, has been used to estimate the potential dilutive effects of the outstanding employee and director options, warrants and convertible preferred stock. The potentially dilutive shares were as follows:

	Number of	Exercise
	Shares	Price
Options for investor services	112,500	$1.400
Employee and director options	371,659	$0.2850
Unexercised preferred shareholder warrants	4,100,000	0.4361
Unexercised preferred shareholder warrants	5,610,000	0.6541
Convertible preferred stock	9,430,522	0.218

	19,624,681

The earnings per share for the three months and nine months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006		2007	2006

Net income (loss) to common stockholders	$1,377,030	$$	287,723	$2,663,103	$(89,957)

Weighted average number of shares of common stock outstanding-basic	11,139,305		10,009,000	10,415,546	10,009,000

Weighted Average number of shares of common stock outstanding-diluted	28,554,464		19,090,527	27,830,705	10,009,000

Net income (loss) per share-basic	$0.12		$0.03	$0.26	$(0.01)

Net income (loss) per share-diluted	$0.05		$0.02	$0.10	$(0.00)

NOTE 14. COMMITMENTS AND CONTINGENCIES

On September 1, 2007, Techprecision entered into contract with CCG Investor Relations, Inc. (CCG) whereby CCG agreed to provide investor relation services to the Company for a period of one year. The Company will pay CCG $5,000 per month for the first six months of the contract and $7,000 per month for the remaining six months. The monthly retainer was based on a $200 per hour blended billing rate. The contract could be terminated after the initial six months, and following the primary term of one year the contract would continue on a month to month basis unless terminated by either party providing 30 days written notice.

As additional payment, the Company issued 112,500 of warrants to CCG, exercisable into 112,500 shares of restricted common stock at a strike price of $1.40 per share, vesting on September 30, 2007, and an additional 112,500 warrants with the same terms, to vest March 31, 2008.

Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5 percent, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrants were calculated at $0.0001 per warrant.

The warrant shall have a “Cashless Exercise Provision” if the underlying shares are not registered at the time CCG chooses to exercise the warrants. Since the contract permits the Company to deliver unregistered shares, the Company has the control in settling the contract by issuing equity and the cost of warrants was added the additional paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of Techprecision Corporation on Form 10-QSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Risk Factors” in our Form 10-KSB annual report for the year ended March 31, 2007 and those described in any other filings which we make with the SEC, as well as the disclosure contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-KSB for the year ended March 31, 2007 and this Form 10-QSB. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We are a nationally recognized manufacturer of high-precision, large scale metal fabrications and machined assemblies weighing up to 100 tons. Our wholly-owned subsidiary, Ranor, Inc., has been in continuous operation since 1956 with clients in the defense, aerospace, commercial, nuclear, alternative energy and medical industries. Recently, we have refocused our resources on working on long-term production programs with clients in the alternative energy (mainly solar), nuclear and medical equipment sectors as a result of growing industry demands for our services. Payment terms associated with each project often include progress payments and occasionally include deposits. Generally, payment terms are 30 to 45 days from the invoice date. Some of the work we perform for our customers is a part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first.

We operate a build-to-print business model. In this way, we work with clients from the design through the manufacturing stages to ensure that all projects are completed according to the exact client specifications with very close tolerances. We believe that we are one of a few companies who offer clients a “one-stop-shop” for their projects covering engineering, fabrication, machining, quality control, assembly and production control services.

In recent years, the capital goods market experienced a slow down due to industry over build of product in the late 1990’s and the events of September 11, 2001. However, over the last several years, and based on recent project inquiries, recent projects awarded and current customer demands for our services and our backlog, we believe the market has rebounded and that we are finding increased acceptance of our services.

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the nine months ended December 31, 2007, two customers accounted for approximately 64.2% of our revenue. Our contracts generally result from negotiation and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. Ranor and its predecessor had traditionally performed services on relatively low margins since the customers demanded more services without an increase in cost. We are seeking more long-term projects with a more predictable cost structure, and we are avoiding projects we do not believe would generate an adequate gross margin. Thus, in the nine months ended December 31, 2007, our sales and net income were $22,533,871 and $2,663,103, respectively, as compared to revenues of $13,448,811 and a net income of $298,276 respectively, for the nine months of the previous fiscal year. Our gross margin for the nine months ended December 31, 2007 was 26% as compared to 20% in the nine months ended December 31, 2006.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. The products that we produce are generally for one or a limited number of units, and once we complete our work on a contract, we generally do not receive subsequent orders for the same product. However, we are currently focusing on obtaining long-term production programs and complete integration work within our core-competency. We receive contracts both by negotiation and through bids. When we bid for a contract, we may not receive the contract award. Thus, there may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in the scope of a contract may impact the revenue we receive under the contract and the allocation of manpower.

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

Target Higher Volume, Long-term Contracts
Historically, our orders have often consisted of either one or a small number of products with limited possibility of subsequent orders for the same product. These orders generally provided low margins, particularly because the services demanded by clients throughout the project lifecycles were unpredictable. Going forward we intend to concentrate on higher-volume, long-term projects with more predictable cost structures, and will not seek to bid on projects which we do not believe would generate an adequate gross margin. This strategy has already resulted in improved profitability with gross margins rising from 13% in the year ended March 31, 2006 to 19% in the year ended March 31, 2007 and 26% for the nine months ended December 31, 2007.

Rising energy demand along with increasing environmental concerns are likely to continue driving alternative energy growth, namely the solar and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector. Currently, the solar industry products that we provide represent a significant part of our present business and growth focus as well as backlog. Our solar business is profitable and has seen several quarters of continued growth.

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy, although the use of nuclear power is not without risks. Given our certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we are qualified to benefit from any increased activity in the nuclear sector that may result. One of our customers is currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems. We also see fabrication of nuclear fuel storage systems as a potential business area.

We have expanded our scope of work in to the large-scale capital equipment market for the medical industry. We are currently working with a customer to manufacture critical components for proton beam therapy machines designed to be used to treat cancer.

We plan to expand our current manufacturing facilities in the near-term both on-site and in other locations. This will allow us to increase our overall industry offerings and capacity, allowing us to handle high volume orders or niche orders simultaneously.

We plan to offer more integrated products and turnkey solutions to provide greater value to our customers. We may target acquisitions that could enhance our existing business.

As of December 31, 2007, we had a backlog of firm orders totaling approximately $39 million.  We anticipate that approximately $10 million of this backlog will be shipped during the year ended March 31, 2008, and most of the balance will be shipped in the following year.  The backlog includes orders for more than $35 million from two customers

We lease our facilities from WM Realty Management LLC, which is an affiliated entity, to whom we sold the real property in February 2006. Because WM Realty Management is an affiliated entity and our lease with WM Realty Management is the sole source of funding for WM Realty Management, under generally accepted accounting principles, the real estate is treated as being owned by us and WM Realty Management’s mortgage obligations are treated as our obligations. See “Variable Interest Entity.”

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

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined and are reflected as reductions of the carrying value of the costs incurred on uncompleted contracts. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market and reflects accrued losses, if required, on uncompleted contracts.

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

Income Taxes

Our fiscal year ends on March 31. We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of December 31, 2007, we had tax assets of approximately $745,000 from net operating loss carry-forwards. Pursuant to Section 382 of the Internal Revenue Code, annual utilization of these losses is very limited as defined in the Treasury Regulations. The change in ownership resulting from our acquisition of Ranor limits the annual tax benefit of carry-forwards to approximately $33,000.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company’s fiscal year beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal years beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 does not have an effect on our financial position or results of operation.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 does not have a material effect on our financial position or results of operation.

On July 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. The adoption of EITF 06-2 does not have an affect the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company adopted SFAS No. 159. The application of SFAS No. 159 is not expected to have a material effect on the Company’s financial position or results of operations.

Results of Operations

Three Months Ended December 31, 2007 and 2006

The following table sets forth information from our statements of operations for the three months ended December 31, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months
	Three Months Ended December 31,				Ended December 31,
	2007		2006		2006 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$9,610	100%	$5,534	100%	$4,076	72%
Cost of sales	7,030	73%	4,536	82%	2,494	54%

Gross Profit	2,580	27%	998	18%	1,582	164%

Payroll and related costs	294	3%	334	6%	(40)	(12)%
Professional expense	74	1%	154	3%	(80)	(52)%
Selling, general and administrative	135	1%	59	1%	76	129%

Total operating expenses	503	5%	547	10%	(44)	(8)%

Income (loss) from operations	2,077	22%	451	8%	1,626	382%
Interest expense, net	(124)	(1)%	(142)	(3)%	18	(13)%
Finance costs	(7)	0%	(1)	0%	(6)	600%
Income before income taxes	1,946	21%	308	5%	1,638	576%
Provision for income taxes, net	(569)	(6)%	—	—	(569)	—

Income to common shareholders	$1,377	15%	$288	5%	$1,089	378%

Sales increased by $4,076,000 or 72%, from $5,534,000 for the quarter ended December 31, 2006 to $9,610,000 for the quarter ended December 31, 2007. This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects.

Our cost of sales for the quarter December 31, 2007 increased by $2,474,000 to $7,030,000 an increase of 54%, from $4,556,000 for quarter ended December 31, 2006. The increase in cost of sales reflected the increase in sales and gross margin, with the result that our gross margin increased from 18% to 27%.

Our payroll and related costs were $294,000 in the quarter ended December 31, 2007 as compared to $334,000 for the quarter ended December 31, 2006. The $40,000 (12%) decrease in payroll was partly attributable to the decrease in compensation of sales persons.

Professional fees decreased from $154,000 to $74,000 for the quarters ended December 31, 2006 and 2007, respectively. The professional fees include the legal and accounting fees.  This decrease was attributable a decrease in the number of regulatory filings of the company and the resulting decrease in associated fees.

Selling, administrative and other expenses for the quarter ended December 31, 2007 were $135,000 as compared to $59,000 for quarter ended December 31, 2006, an increase of $76,000 or129%. The reasons for the increase in sales and general administrative expenses included the additional costs of investor relations and computer and other supplies.

On September 1, 2007, Techprecision entered into contract with CCG Investor Relations, Inc. (CCG) whereby CCG agreed to provide investor relation services to the Company for a period of one year. The Company will pay CCG $5,000 per month for the first six months of the contract and $7,000 per month for the remaining six months. The monthly retainer was based on a $200 per hour blended billing rate. The contract could be terminated after the initial six months, and following the primary term of one year the contract would continue on a month to month basis unless terminated by either party providing 30 days written notice.

As additional payment, the Company issued 112,500 of warrants to CCG, exercisable into 112,500 shares of restricted common stock at a strike price of $1.40 per share, vesting on September 30, 2007, and an additional 112,500 options with the same terms, to vest March 31, 2008.

The warrant shall have a “Cashless Exercise Provision” if the underlying shares are not registered at the time CCG chooses to exercise the warrants. Under the cashless exercise provision, instead of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a "fair market value" equal to such aggregate exercise price. We will not receive additional proceeds from the exercise of the warrants, to the extent that the warrants are exercised by cashless exercise.

Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5 percent, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the options were calculated at $0.0001 per warrant. Since the contract permits the Company to deliver unregistered shares, the Company has the control in settling the contract by issuing equity and the cost of warrants was added the additional paid in capital.

Interest expense for the quarter ended December 31, 2007 was $124,000 compared to $142,000 for the quarter ended December 31, 2006. The decrease of $18,000 (13%) is a result of refinancing the short term loan of WM Realty with a longer term loan at a substantially lower interest rate. The refinancing of the loan also eliminated $150,000 amortization expenses of deferred short term loan costs.

As a result of the foregoing, our net income allocable to common stockholders was $1,377,000 ($0.13 per share basic and $0.05 per share diluted) in the three months ended December 31, 2007 as compared to the gain of $288,000 ($0.03 per share basic and $0.02 diluted) in the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 and 2006

The following table sets forth information from our statements of operations for the nine months ended December 31, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Nine Months Ending December 31st				Change Nine Months Ended December 31,
	2007		2006		2006 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$22,534	100%	$13,449	100%	$9,085	68%

Cost of sales	16,779	74%	10,808	80%	5,971	55%

Gross profit	5,755	26%	2,641	20%	3,114	118%

Payroll and related costs	886	4%	985	7%	(99)	(10)%

Professional expense	303	1%	306	2%	(3)	(1)%

Selling, general and Administrative	286	1%	332	2%	(46)	(14)%

Total operating expenses	1,475	6%	1,623	12%	(149)	(9)%

Income (loss) from operations	4,280	19%	1,018	8%	3,262	320%

Interest expense, net	(389)	(2)%	(506)	(4)%	117	(23)%

Finance costs	(13)	(0)%	(214)	(2)%	201	(94)%

Income before income taxes	3,878	17%	298	2%	3,580	1201%

Provision for income taxes, net	(1,215)	(5)%	—	—	(1,215)	—

Net Income	2,663	12%	298	2%	2,365	794%

Deemed dividend	—	—	(388)	(3)%	388	—

Income (Loss) to common shareholders	$2,663	12%	$(90)	(1)%	$2,753	—%

Sales increased by $9,085,000 or 68%, from $13,449,000 for the nine months ended December 31, 2006 to $22,534,000 for the nine months ended December 31, 2007. This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects.

 Our cost of sales for the nine months ended December 31, 2007 increased by $5,971,000 to $16,779,000 an increase of 55%, from $10,808,000 for the nine months ended December 31, 2006. This increase was less than the increase in sales, resulting in an improvement in the gross margin from 20% to 26%. The increase in gross profit margin reflects the sales of products in which we have a competitive production advantage.

Our payroll and related costs were $866,000 for the nine months ended December 31, 2007 as compared to $985,000 for the nine months ended December 31, 2006. The $99,000 (10%) decrease in payroll was primarily attributable to the termination of the management agreement with Techprecision LLC and decrease in compensation of the salespersons.

Professional fees, associated with regulatory filings were substantially unchanged, decreasing from $306,000 to $303,000 for the nine months ended December 31, 2006 and 2007, respectively. The professional services and related fees, associated with certain regulatory filings, had continued from 2006 and were completed in October 2007.

Total selling, administrative and other expenses for the nine months ended December 31, 2007 were $286,000 as compared to $332,000 for the nine months ended December 31, 2006, a decrease of $46,000 or 14%. The principal reasons for the decrease in selling and general administration expenses were the lower SEC filing fees and insurance costs.

Interest expense for the nine months ended December 31, 2007 was $390,000 as compared to $506,000 for the nine months ended December 31, 2006. The decrease of $117,000 (23%) is a result of refinancing the short term loan of WM Realty with a longer term loan at a substantially lower interest rate. The refinancing of the WM Realty loan also eliminated the financing costs of the previous loan (i.e. the amortization expenses of deferred costs of the short term loan) by $208,000 (98%).

During the nine months ended December 31, 2006, we were required to adjust the conversion price at which our Series A preferred stock was convertible into common stock, due to earnings before interest, depreciation and amortization (EBITDA) being below an agreed upon target level. The beneficial effect of the reduction in conversion price of preferred stock to common stock from $0.285 to $0.24225 was $.04275 per share for a total of $388,233 which was recognized as a preferred stock deemed dividend. This was a non-cash transaction. According to May 2007 agreement with the preferred shareholders, there will be no further change in the conversion price of the preferred to common shares.

As a result of the foregoing, our net income allocable to common stockholders was $2,663,000 ($0.26 per share basic and $0.10 per share diluted) in the nine months ended December 31, 2007 as compared to the loss of $90,000 ($0.01 per share) in the three months ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $5,905,000 as compared with working capital of $3,398,000 at March 31, 2007, an increase of $2,507,000 reflecting our increased level of business. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	December 31, 2007	March 31, 2007	Change Amount	Percentage Change

Cash and cash equivalents	$1,584	$1,444	$140	10%
Accounts receivable, net	5,131	2,702	2,429	90%
Costs incurred on uncompleted contracts	5,584	1,226	4,358	352%
Prepaid expenses	950	270	680	252%
Accounts payable	2,169	1,299	870	67%

The cash flows from operations were $756,000, in the nine months ended December 30, 2007 as compared to $971,000 in 2006. The decrease in cash flows from operations of $215,000 was the net effect of substantial increase in the cash outflows for cost of uncompleted contracts and accounts receivable as offset by the increase in deferred revenues and accounts payable, in 2007.

The net cash inflow from financing activities was $75,000 as compared to outflows of $435,000 during the nine months ended December 31, 2007 and 2006. The principal payment of the Sovereign bank notes was $429,000 the auto loan $4,000 and the Amalgamated mortgage note $26,000 in the nine months ended December 31, 2007. WM Realty had a net income of $85,000 in the nine months ended December 31, 2007. WM Realty repaid $60,000 loan from a shareholder, had an addition to its capital of $17,500 and made a distribution of $82,000 to its shareholders in the nine months ended December 31, 2007. WM Realty’s deficit was $309,000 as of December 31, 2007.

The amount of cash expended for additional property, plant and equipment was $345,000 and $231,000 for the nine months ended December 31, 2007 and 2006, respectively. We made a deposit of $346,000 with the manufacturers to acquire additional equipment in 2007. The exercise of 1,510,000 warrants at a price of $0.436 provided $658,436 of additional cash, during the three months ended December 31, 2007.

The cash inflows from operations and financing exceeded the $691,000 investment of cash in plant and equipment by $140,000, in the nine months ended December 31, 2007. In 2006, the cash flows from operation of $666,000 were used to pay off loans and acquire additional plant and equipment. The net increase in cash was $305,000 in the nine months ended December 31, 2006.

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

During the nine months ended December 31, 2007, WM Realty had a net income of $85,000. The stockholders deficit of the WM Realty was $309,000, on December 31, 2007. During the nine months ended December 31, 2007, WM Realty shareholder made a net capital contribution of $17,000 and a distribution of $82,000 was made to the members.

The loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4,000,000 on a term loan basis in connection with the acquisition of Ranor, and, as a result of a June 2007 amendment to the loan and security agreement, we have a $2,000,000 revolving credit facility and a $3,000,000 capital expenditure facility. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2:1. The interest coverage ratio is the ratio of earnings before interest and taxes to current interest payments. The agreement also limits our capital expenditures to $500,000 per year.

The term note is due on March 1, 2013, and is payable in 28 quarterly installments of $143,000. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At March 31, 2007 the principal balance due on our term loan to Sovereign Bank was $3,429,000.

The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2,000,000 or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At December 31, 2007, there were no borrowings under the line and maximum available under the borrowing formula was $2,000,000

Under our capital expenditures facility, we may borrow up to $3,000,000 until November 30, 2008, with interest only payable through November 30, 2008 and the principal to be amortized over a five-year term commencing December 1, 2008. As of December 31, 2007, we had not borrowed any money under this facility.

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

While we believe that the $2,000,000 revolving credit facility, which remained unused as of December 31, 2007 and terminates in June 2009, our $3,000,000 capital expenditure facility and our cash flow from our operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2008, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

In view of expected increase in our future sales and related plant and equipment expansion plan, On November 30, 2007, Ranor entered the third amendatory agreement with Sovereign Bank. Under the new agreement the capital expenditure limit was increased to $3,000,000 and the variable rate interest was set at the prime plus one half of one per cent per annum, through November 30, 2008 and the cost of funds rate plus 2.25% per year thereafter until November 30, 2013. The Company agreed to pay only the interest until November 30, 2008. After that date the Company will repay the principal, on a monthly basis, in the amount sufficient to amortize the outstanding balance over a five year schedule.

In October 2007, a registration statement covering 2,000,000 shares of common stock, of which 1,900,000 are shares of common stock issuable upon exercise of warrants, was declared effective by the Securities and Exchange Commission.

On December 7, 2007, Ranor acquired all the equipment of a company called Vertex Tool and Die, Inc. for $150,000.  Also, Ranor assumed Vertex’s property lease obligation. The current lease expires August 31, 2009 and Ranor has the option to extend for an additional term of five years.

As of December 31, 2007, the Company had not borrowed any money under the capital expenditures facility or line of credit.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On August 21, 2007, the holders of 6,746,200 shares of common stock, or 67.1% of our outstanding common stock voted (i) for the election of James G. Reindl, Stanley A. Youtt, Michael Holly, Larry Steinbrueck and Louis A. Winoski as directors, and (ii) approved the selection of the firm of Tabriztchi & Co., CPA, P.C. as our independent registered public accounting firm for the year ending March 31, 2008. An information statement describing these matters was mailed to all stockholders on December 27, 2007, and the actions became effective 20 days thereafter.

Item 5. Exhibits and Reports on Form 8-K

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

TECHPRECISION CORPORATION (Registrant)

Dated: February 14, 2008	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: February 14, 2008	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer