Form 10KSB
period 2008-03-31
TECHPRECISION CORP
filed 2008-06-24
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

State issuer’s revenue for its most recent fiscal year: $___________

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant is not determinable since there is no market for the common stock.

There were 12,962,995 shares of the Company’s common stock, $.0001 par value, outstanding as of June 9, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

- i -

PART I

Item 1. Description of Business.

Our Business

Through our wholly-owned subsidiary, Ranor, Inc., we manufacture metal fabricated and machined precision components and equipment. These products are used in a variety of markets including: alternative energy, medical, nuclear, defense, industrial, and aerospace. Our goal is to be an end-to-end service provider to our customers by furnishing customized and integrated “turn-key” solutions for completed products requiring custom fabrication and machining, assembly, inspection and testing.

We work with our customers to manufacture products in accordance with the customers’ drawings and specifications. Our work complies with specific national and international codes and standards applicable to our industry. We believe that we have earned our reputation through outstanding technical expertise, attention to detail, and a total commitment to quality and excellence in customer service.

 About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor, Inc., a Delaware corporation that, together with its predecessors, has been in continuous operations since 1956. Since February 24, 2006, our sole business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to Techprecision Corporation. Our acquisition of Ranor is accounted for as a reverse acquisition. As a result, our financial statements for periods prior to February 24, 2006 reflect the financial condition and results of operations of Ranor.

Our executive offices are located at Bella Drive, Westminster, MA 01473, telephone (978) 874-0591. Our website is www.techprecision.com. Information on our website or any other website is not part of this annual report.

References in this annual report to “we,” “us,” “our” and similar words refer to Techprecision Corporation and its subsidiary, Ranor, unless the context indicates otherwise.

Our wholly-owned subsidiary Ranor, Inc. has been in continuous operation since 1956.

General

Our operations are situated on approximately 65 acres in North Central Massachusetts. Our 125,000 square foot facility is the home for state-of-the-art equipment with the ability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations - cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations - CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

All manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler

and Pressure Vessel Inspectors. The standards used are specific to the customer’s needs, and we have implemented such standards into our manufacturing operations.

Products

We manufacture a wide variety of products pursuant to customer contracts. We manufacture products based on our customer’s needs. We do not distribute products on the open market. We do not market any typical product on an on-going basis. Although our focus is to provide long-term integrated solutions to our customers on continuous production programs, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases. The products provided are not designed by us, in general, and are manufactured according to “build-to-print” requirements specified by the customer.

The change in market demand can be wide and varied and requires our ability to adapt to the needs of the customer and industry. We are able to transform our workforce to manufacture products for customers in different industries.

We do not own any proprietary product marketed, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project without a customer’s purchase order. All contracts cover specific product within the capability of our resources.

Examples of the industries we serve and the products that we have manufactured during recent years include, but are not limited to:

Alternative Energy:

Proprietary solar product
Wind turbine components

Medical:

Proton beam accelerators for cancer treatment

Nuclear:

Commercial reactor internal components and temporary heads
Spent fuel storage and transportation canisters and casks
Material handling equipment

Defense:

Aircraft carrier steam accumulator tanks
DDX destroyer prototype propulsion equipment, gun and weapons handling equipment
Submarine sonar system components, primary shield tank heads and foundations

Industrial:

Vacuum chambers
Food processing equipment
Chemical processing equipment

Pressure vessels

Aerospace:

Delta rocket precision-machined fuel tank bulkheads
F-15 special equipment pods
Various other components, fixtures and tooling

Source of Supply

Manufacturing operations are partly dependent on the availability of raw material. Raw material requirements vary with each contract and are specified by the customer requirements and specifications. We have established relationships with numerous suppliers. We seek to initiate new contacts in order to establish alternate sources of material supply to reduce our dependency on any one supplier. The purchase of raw material is subject to the customer’s purchase order requirements, and not based on speculation or long-term contract awards. Some contracts require the use of customer supplied materials in the manufacture of their product.

Our projects include the manufacturing of product of various traditional, as well as specialty metal alloys. These materials may include, but not be limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain materials are subject to long-lead delivery schedules (based on their alloy composition).

During the year ended March 31, 2008 the following suppliers accounted for 10% or more of our purchased material in the fiscal year: Brighton Tru-Edge Heads, which provided pressure vessel heads, - 26%; Scot Forge Co., which provided forging services, - 13%; and Steel Industries Acquisition, Inc., which provided steel, - 12%. No other suppliers exceeded 10% of our purchases of raw material

Marketing

We maintain an active marketing and sales department both in-house and an independent sales representative. We market to our existing customer base and we initiate contacts with new potential customers through various sources such as personal contact and trade show participation. A portion of our business is the result of competitive bidding work while a significant portion is from contract negotiation. We believe that the reputation we have earned from our current customers represents an important aspect of our marketing effort.

Requests for quotations received from customers are reviewed to determine the specific requirements and our capability to meet these requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid, to several months for a negotiation bid before the customer awards a contract.

Principal Customers

A significant portion of our business is generated by a small number of “major” customers. The balance is made of numerous additional customers in our customer base. As the industry and markets change, our major customers may also change.

Currently, our largest customer, in the year ending March 31, 2008 and in the year ending March 31, 2007 is GT Solar Inc. Their work constituted 51% of the revenue on March 31, 2008. Our business is dependent on the purchase orders received from our customers for work, and at this time we do not have any long-term contracts with any customer. Our customer base consists of many businesses in the markets identified above.

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by each customer that accounted for 10% or more of our revenue in either of the two past fiscal years (dollars in thousands):

	Year Ended March 31,
	2008		2007
Customer	Dollars	Percent	Dollars	Percent
GT Solar Inc.	$16,143	51%	$3,407	18%
BAE Systems	5,434	17%	130	1%
General Dynamics Electric Boat	1,769	6%	2,587	14%
Essco/L3 Communications	1,275	4%	2,415	13%

GT Solar is an alternative energy company that engaged us to provide a component for its proprietary solar related product.

BAE Systems is a major defense contractor that engaged us to provide fabrication and machining services for military components constructed of large exotic alloy forgings and ancillary equipment.

General Dynamics Electric Boat is a major defense contractor that engaged us for the fabrication, machining and assembly of a number of components for a classified project for the United States Navy.

Essco/L3 Communications is a company that engaged us in the fabrication, machining and assembly of several components for a classified project for the Air Force.

For each of these customers, the manufacturing of the product and the generation of revenue is from the purchase orders issued to us for completion of the different aspects of the projects.

As of March 31, 2008, we had a backlog of firm orders totaling approximately $33.4 million, of which approximately $22.8 million represents orders from GT Solar.  We anticipate that this backlog will be shipped during the year ended March 31, 2009. The backlog includes orders for more than $1.0 million from three customers in addition to GT Solar. In addition, subsequent to March 31, 2008, we received an order from GT Solar which exceeds $25 million, and we expect to deliver that order during the years ended March 31, 2009 and 2010.

Competition

In the manufacture of metal fabricated and machined precision components and equipment we have competition from both domestic and foreign manufacturers. As no one company dominates the industry, we compete against companies that are both larger and smaller in size and capacity. Some may be better known with greater resources at their disposal, and some have lower production costs. For certain products, being a domestic manufacturer may be a factor. For other products, we may be undercut by foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and the price in selecting a vendor for their products.

 Government Regulations

Although we do not have any contracts with government agencies, some of our manufacturing services are provided as a subcontractor to a government contractor. As a result, the prime contractors subject to government procurement and acquisition regulations, which give the government the right of termination for the convenience of the government and certain renegotiation rights as well as a right of inspection. As a result, any government action which affects our customers would affect us. Some of the work we perform for our customers is part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first. Because of the nature and use of our products, we are subject to compliance with quality assurance programs, which are a condition for our bidding on government contracts and subcontracts. We believe we are in compliance with these programs.

We are also subject to laws applicable to any manufacturing company, such as federal and state occupational health and safety laws, as well as environmental laws, which are discussed in under “Environmental Compliance.”

Environmental Compliance

We are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance.

During the past three fiscal years, we have not been in full compliance with applicable environmental regulations. Some failures of compliance resulted from the failure of Ranor to perform necessary remediation prior to our acquisition of Ranor. Others resulted from our failure to file required reports. We have completed the remediation and we believe that we are in compliance with applicable environmental regulations. Our costs incurred as a result of our failure to comply with applicable environmental laws and regulations was $106,000 in the year ended March 31, 2008, $50,000 for the year ended March 31, 2007, and $87,000 for the year ended March 31, 2006.

We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. In this connection, we may engage outside consultants to assist us in keeping current on developments in environmental regulations. We do not believe that our cost of compliance on an annual basis will exceed $50,000.

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

Research and Development

We did not incur any research and development expenses, either on our own behalf or on behalf of our customers, during the year ended March 31, 2008 or 2007.

Personnel

As of March 31, 2008, we had 148 employees, of whom 19 are administrative, nine are engineering and 120 are manufacturing personnel. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

At March 31, 2008, we had working capital of approximately $6.4 million. The only funding presently available to us, other than our cash flow from operations, is a $3.0 million capital equipment facility and a $2.0 million revolving credit line with a bank. We contemplate that we will expand our business during the next twelve months. The expansion of our facilities will require financing and our decision to commence the expansion will be based on our backlog of orders and anticipated growth in our business. The failure to obtain the necessary financing as well as the failure to generate the business necessary to keep the expanded facilities operation on a full-time basis could affect both our cash flows and our ability to operate profitably. We cannot assure you that these credit facilities will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts and to develop our business. Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

To the extent that we require financing, the terms of our February 2006 private placement and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional equity capital if required for our present business or for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors. The price and terms of any financing which would be available to us could result in the issuance of a significant number of shares. Further, since Barron Partners, the investor in the February 2006 private placement, has a right of first refusal with respect to future financings, this right may affect our ability to obtain financing from other sources.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue. We must bid or negotiate each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Because a significant portion of our revenue is derived from services rendered from the alternative energy, nuclear, medical, defense, industrial, aerospace and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services

 Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2008 our largest customer accounted for 51% of our revenue and our two largest customers accounted for 68% of our revenue. For the year ended March 31, 2007, our three largest customers accounted for approximately 44% of our revenue, with the largest accounting for 17.9% of our revenue. In addition, as of March 31, 2008, we had a $33.4 million order backlog, of which $29.0 million was attributable to four customers. As a result, the default in payment by any of our major customers, the loss of existing orders or to the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. Since one customer, GT Solar, Inc., accounted for 51% of our revenue in the year ended March 31, 2008 and 68% of our backlog at March 31, 2008, the loss of this customer would have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. Furthermore, many of our customers are at an early stage and many are dependent on the equity capital markets to finance their purchase of our products. As a result, these customers could experience financial difficulties, business reverses or lose orders or anticipated orders which reduces or eliminates the need for the products which they ordered from us, as a result of which they could be unable or unwilling to fulfill their contracts with us. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical results. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affect.

Because of the nature of our business, we are subject to environmental regulations, we have in the past failed to comply with these regulations, and our failure to comply with these regulations has in the past resulted in, and could in the future result in, increased costs as well as penalties for violation of these regulations.

As a manufacturing business, we must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. In the past, we have not been in compliance with all environmental regulations and, consequently, we have experienced increased costs and penalties. Any future non-compliance could result in both significant costs to become compliant as well as penalties which we may be required to pay as a result of non-compliance. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance.

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products. These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we suffered a delay in the recognition of revenue from the projects. We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes. In the past our revenue for a period of one or two quarters was affected by the postponement of one contract after the delivery of the initial unit and a delay in delivery under a second contract that was postponed and restarted as a result of a change in the customer’s drawings resulting in a decline in revenue on a period to period basis. Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead. Thus, if orders are postponed our net income would be impacted by our need to maintain staffing for the postponed projects, even though they were not fully utilized during this period. We cannot assure you that our income will not decline in future periods as a result of changes in customers’ orders or their requirements for the products that they ordered.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services, assets, intellectual property or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified.

Risks Related to our Common Stock and the Market for our Common Stock

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

We are required to pay liquidated damages if we do not maintain a board consisting of a majority of independent directors.

The purchase agreement relating to the February 2006 private placement requires us to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and the compensation committee will have a majority of independent directors. Although we presently meet these requirements, our failure to continue to meet these requirements in the future could result in our payment of liquidated damages that could be payable in cash or by the issuance of additional shares of series A preferred stock, as the investors shall determine. Our maximum liability under this provision is $396,000.

Because the holder of our warrants has cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable if the underlying shares are subject to an effective registration statement, and accordingly, the holders have the cashless registration rights until the effective date of the registration statement and thereafter if the warrants are not subject to a current and effective registration statement. Since we have not registered all of the shares of common stock issuable upon exercise of the warrants, the holders of those warrants, which cover the right to purchase 9,320,000 shares of common stock, have cashless exercise rights with respect to the underlying shares. To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.

The issuance and sale of the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, the 19,995,974 shares of common stock so issuable would constitute approximately 67% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provision of the registration rights agreement. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

Item 2. Description of Property.

We lease from WM Realty Management, LLC, which is an affiliated company, an approximately 136,000-square foot office and manufacturing facility at Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at a current annual rental of $450,000, subject to annual escalations based upon increases in the consumer price index. The lease provides for two five-year extensions and a purchase option at appraised value.

We also lease approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated party. The lease provides for an annual rent of $50,112 with 3% annual increases. The lease expires in February 2009, and is renewable for a five year term. We have the option to purchase the property at the appraised market value.

Although our current facilities are adequate for present requirements, we believe that we may need to expand our manufacturing facilities in order for us to expand our business. However, as of the date of this report, we have not entered into agreements with respect to the expansion of our facilities.

Item 3. Legal Proceedings.

We are not a defendant in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the Over the Counter Bulletin Board under the symbol TPCS. However, there is currently no regular market or trading in the Company’s common stock, and we cannot give an assurance that such a market will develop. The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods commencing November 7, 2007, when trading in our stock commenced, through March 31, 2008. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High Bid	Low Bid
November 7 , 2007 to March 31, 2008	$3.90	$1.40

As of May 31, 2008, we had approximately 83 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

As of March 31, 2008, we had the following shares of common stock reserved for issuance:

•	9,173,974 shares issuable upon conversion of the series A preferred stock.

•	9,710,000 shares issuable upon exercise of the warrants held by Barron Partners.

•
1,000,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan. As of April 30, 2008, there were outstanding options to purchase 371,659 shares of common stock. We intend to file a registration statement on Form S-8 with respect to the shares of common stock issuable pursuant to this plan.

•	112,500 shares issuable upon exercise of a warrant granted to an investor relations firm

The 9,173,974 shares of common stock issuable upon conversion of the series A preferred stock held by Barron Partners may be sold pursuant to Rule 144. Barron Partners has registration rights with respect to these shares and the shares issuable upon exercise of the warrants held by Barron Partners.

Our insiders, who held 6,860,200 shares of common stock at May 31, 2008, may not sell the shares acquired at the time of the reverse acquisition for a period of twelve months following the February 24, 2006 closing. Thereafter, none of these stockholders may sell more than 10% of his or her shares in the public market in the twelve-month period following the expiration of the lock-up period or more than an additional 10% of his or her shares during the following twelve-month period, which is the period ended February 23, 2009. Thereafter, there are no contractual restrictions on the sale of their shares. Although these stockholders have demand and piggyback registration rights, we are not subject to any liquidated damages in the event that we fail to satisfy our obligations to register the shares. However, since these shares may be sold pursuant to Rule 144, we will not be required to register these shares.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	371,659	$.285	641,341
Equity compensation plan not approved by security holders	112,500	$1.40	—

No unregistered securities were sold during the year ended March 31, 2008.

Item 6. Management’s Discussion and Analysis

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This annual report of on Form 10-KSB, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Risk Factors” in Item 1 and “Management’s Discussion and Analysis” in this Form 10-KSB and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations - cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations - CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

All manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customer’s needs, and we have implemented such standards into our manufacturing operations.

In recent years, the capital goods market experienced a slow down due to industry over build of product in the late 1990’s coupled together with the events of September 11, 2001. However, over the last several years, and based on recent project inquiries, recent projects awarded and current customer demands for our services and our backlog, we believe the market has rebounded. However, we would be affected by recessionary pressures to the extent that they affect the requirements of our customers.

A significant portion of our revenue is generated by a small number of customers who differ from period to period as we complete work on projects or commence new projects for other customers. In the year ended March 31, 2008, our largest customer, GT Solar, accounted for approximately 51% of our revenue, and our second largest customer, BAE Systems, accounted for approximately 17% of revenue. For the year ended March 31, 2007, our largest customer, GT Solar, accounted for 18% of our revenue and our largest three customers accounted for 45% of our revenue.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. In the past, our contracts generally called for one or a limited number of units, and once we complete our work on a contract, we generally do not receive subsequent orders for the same product. Although some of our contracts contemplate the manufacture of one or a limited number of units, we have are seeking more long-term projects with a more predictable cost structure, and we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. As a result of the implementation of this strategy, in the year ended March 31, 2008, our sales and net income were $31,805,146 and $3,515,935, respectively, as compared to revenues of $19,086,209 and a net income of $290,225, respectively, for the previous fiscal year. Our gross margin for the year ended March 31, 2008 was 26% as compared to 19% in the year ended March 31, 2007.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large metal fabrications to expand our business into areas which have shown increasing demand and which we believe could generate higher margins.

We believe that rising energy demands along with increasing environmental concerns are likely to continue to drive demand in the alternative energy industry, particularly the solar and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector.

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. Because we have certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we have the qualifications to benefit from any increased activity in the nuclear sector that may result. One of our customers is currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems. We also see the fabrication of medical isotopes storage systems as a potential business area. However, revenues derived from the nuclear industry were insignificant for the year ended March 31, 2008 and currently do not constitute a significant portion of our backlog at March 31, 2009. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

As an example of our plan for diversification, we are currently working with a medical customer to manufacture critical components for proton beam therapy machines designed to be used to treat cancer.

We plan to expand our current manufacturing facilities in the near-term both at our present locations and in other locations. We believe that this expansion will allow us to increase our overall industry offerings and capacity, allowing us to handle high volume orders or niche orders simultaneously. However, this expansion will require financing which may not be available on acceptable terms, if any.

We plan to offer more integrated products and turnkey solutions to provide greater value to our customers. We may target acquisitions that could enhance our existing business, although we are not engaged in any discussions or negotiations with respect to any acquisition.

As of March 31, 2008, we had a backlog of firm orders totaling approximately $33.4 million.  We anticipate that this backlog will be shipped during the year ended March 31, 2009. The backlog includes orders for more than $1.0 million from three customers in addition to GT Solar, which accounts for approximately 68% of our backlog. In addition, subsequent to March 31, 2008, we received an order from GT Solar which exceeds $25 million, and we expect to deliver the orders during the years ended March 31, 2009 and 2010.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2008 financial statements from the assumptions, estimates and judgments used in the preparation of our 2007 audited financial statements.

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

Variable Interest Entity

We have consolidated WM Realty Management, a variable interest entity from which we lease our real estate, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have also adopted the revision to FIN 46, FIN 46 (R), which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

 Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2008, we had tax assets of approximately $672,000 from net operating loss carry-forwards and sources. As a result of the change in ownership resulting for the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carryforward pursuant to Section 382 of the Internal Revenue Code and the treasury regulations is limited to approximately $24,863.

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

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company’s fiscal years beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 does not have an effect on our financial position or results of operation.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 does not have a material effect on our financial position or results of operation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company adopted SFAS No. 159. The application of SFAS No. 159 is not expected to have a material effect on the Company’s financial position or results of operations.

Results of Operations

Year Ended March 31, 2008 and 2007

The following table sets forth information from our statements of operations for the years ended March 31, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Year Ended March 31,
	2008		2007		2008 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$31,805	100%	$19,086	100%	$12,719	67%
Cost of sales	23,473	74%	15,543	81%	7,930	51%
Gross profit	8,332	26%	3,543	19%	4,789	135%

Payroll and related costs	1,228	4%	1,209	6%	19	2%
Professional expense	291	1%	498	3%	(207)	(42)%
Selling, general and administrative	411	1%	390	2%	21	5%
Total operating expenses	1,931	6%	2,098	11%	(167)	(8)%

Income (loss) from operations	6,402	20%	1,446	8%	4,956	343%
Interest expense, net	(512)	(2)%	(628)	(3)%	(116)	(18)%
Finance costs	(17)	0%	(289)	(2)%	(272)	(94)%
Income before income taxes	5,874	18%	530	3%	5,344	1008%
Provision for income taxes, net	(2,358)	(7)%	(240)	(1)%	2,118	882%
Net Income	$3,516	11%	$290	2%	$3,226	1112%
Deemed dividend to preferred shareholders	-	-	(676)	(4)%	676	--
Income to common shareholders	3,516	-	(386)	(2)%	3,902	1011%

Sales increased by $12.7 million, or 67%, from $19.1 million for the year ended March 31, 2007 to $31.8 million for the year ended March 31, 2008. This increase in sales reflected improved market conditions for capital goods and our business refocus as stated earlier. A significant portion of the increase resulted from a $12.7 million increase in sales to GT Solar and a $5.3 million increase in sales to BAE Systems.

Our cost of sales for the year ended March 31, 2008 increased by $7.9 million, to $23.5 million, an increase of 51%, from $15.5 million for year ended March 31, 2007. The increase in cost of sales reflected the increase in sales and gross margin, with the result that our gross margin increased from 19% to 26%. With the increased orders from GT Solar and our marketing efforts focused on long range contracts with more predictable cost structures and avoiding projects that we believe are not likely to generate an adequate margin we were able to significantly improve our gross margin. More efficient manufacturing procedures additionally contributed to our increased profitability.

Our payroll and related costs were $1.2 million for the year ended March 31, 2008 as compared to $1.2 million for the year ended March 31, 2007. The $19,000 (2%) increase in payroll was partly attributable to the increased sales and related compensation of sales persons.

Professional fees decreased from $498,000 for the year ended March 31, 2007 to $391,000 for the year ended March 31, 2008. This decrease was attributable a decrease in the number of our regulatory filings of the company with a resulting decrease in associated fees.

Selling, administrative and other expenses for the year ended March 31, 2008 were $411,000 as compared to $390,000 for year ended March 31, 2007, an increase of $21,000 or 5%. This increase reflected in part additional costs which we incurred when our stock became publicly traded in November

2007, including the value of warrants issued to an investor relations firm, as well as additional expense incurred as a result of the overall increase in our business.

Interest expense for the year ended March 31, 2008 was $512,000 compared to $628,000 for the year ended March 31, 2007. The decrease of $116,000 (19%) is a result of refinancing the short term loan of WM Realty Management with a longer term loan. The refinancing of the loan also eliminated $150,000 amortization expenses of deferred short term loan costs.

As a result of the foregoing, our net income allocable to common stockholders was $3.5 million ($0.32 per share basic and $0.12 per share diluted) for the year ended March 31, 2008, as compared to the loss of $386,000, $0.04 per share (basic and diluted),` for the year ended March 31, 2007. The net income allocable to common stockholders for the year ended March 31, 2007 reflected a deemed dividend to preferred stockholders as a result of changes in the conversion price of the series A preferred stock because of our failure to generate specified levels of earnings before interest, taxes, depreciation and amortization.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $6,392,000 as compared with working capital of $3,398,000 at March 31, 2007, an increase of $2,994,000 reflecting our increased level of business. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	March 31, 2008	March 31, 2007	Change Amount	Percentage Change
Cash and cash equivalents	$2,853	$1,444	$1,409	98%
Accounts receivable, net	4,509	2,701	1,808	67%
Costs incurred on uncompleted contracts	4,299	1,266	3,032	239%
Prepaid expenses	1,039	270	769	284%
Accounts payable	991	1,299	(308)	(24)%

The cash flow from operations was $2.5 million for the year ended March 31, 2008 as compared to $1.6 million in 2007. The increase of in cash flows from operations of $903,000, or 57%, was the net effect of an increase in the net profits and decrease in costs incurred on uncompleted contracts. The net cash used in financing activities was $126,000 for the year ended March 31, 2008 as compared to outflow of $205,000 for the year ended March 31, 2007. The principal payment of the Sovereign bank notes was $571,000 and auto loans $7,500, which was offset by $658,000 cash received from the exercise of warrants. In addition, since our financial statements include the operations of WM Realty, our cash flows include the cash flows of WM Realty. During the year ended March 31, 2008, WM Realty made mortgage principal reduction payments totaling $34,000, repaid a $60,000 loan from a member, had an addition to its capital of $17,500 and made a distribution of $129,000 to its members.

In the year ended March 31, 2007, cash flow from financing activities reflected an $82,500 addition to WM Realty capital and $415,000 of capital contributed from the proceeds of the settlement agreement with previous shareholders.

We invested $716,000 and $431,000 in property plant and equipment during the years ended March 31, 2008 and 2007, respectively. We made a deposit of $240,000 with manufacturers to acquire additional equipment in 2008.

Our cash balance almost doubled from March 31, 2007 to March 31, 2008. The net increase in cash was $1.4 million for the year ended March 31, 2008, as compared to $951,000 for the year ended March 31, 2007.

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

During the year ended March 31, 2008, WM Realty had a net income of $118,000. The accumulated deficit of WM Realty was $312,000 as of March 31, 2008. During the year ended March 31, 2008, WM Realty members made net capital contributions of $17,500 and received distributions of $129,000.

We have a loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4.0 million on a term loan basis in connection with the acquisition of Ranor. As a result of amendments to the loan and security agreement, we have a $2.0 million revolving credit facility and a $3.0 million capital expenditure facility, which is available to us until November 30, 2009, at which time any amounts borrowed under the line are to be amortized over a five year period. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2:1.

The term note is due on March 1, 2013, and is payable in quarterly installments of $143,000. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At March 31, 2008 the principal balance due on our term loan to Sovereign Bank was approximately $2.9 million. The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2.0 million or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At March 31, 2008, there were no borrowings under the line and maximum available under the borrowing formula was $2.0 million.

Under our capital expenditures facility, we may borrow up to $3.0 million with interest at prime plus ½%, with interest only payable until November 30, 2008 and thereafter at the bank’s cost of funds rate related to its wholesale liabilities. The principal is to be amortized over a five-year term commencing December 1, 2008. As of March 31, 2008, we had not borrowed any money under this facility.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

While we believe that the $2.0 million revolving credit facility, which remained unused as of March 31, 2008 and terminates in June 2009, our $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2009, it is possible that we may require additional funds. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

On December 7, 2007, Ranor acquired all the equipment Vertex Tool and Die, Inc for $150,000 and assumed Vertex’s real property lease obligation. The current lease expires on August 31, 2009, and Ranor has the option to extend the lease for an additional term of five years.

We contemplate that we will expand our business during the next twelve months. Although we may use the bank facilities for this purpose, we may require additional financing as well. We can give no assurance that any necessary financing will be available.

Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A(T).       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008 based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
James G. Reindl	49	Chairman and chief executive officer
Mary Desmond	44	Chief financial officer and secretary
Stanley A. Youtt	62	Director and chief executive officer of Ranor
Michael R. Holly[1]	62	Director
Larry A. Steinbrueck[1]	56	Director
Louis A. Winoski[1]	49	Director

(1)	Member of the audit and compensation committees.

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

Michael R. Holly has been a director since March 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary’s College.

Larry R. Steinbrueck has been a director since March 2006. Since 1991, Mr. Steinbrueck has been president of MidWest Capital Group, an investment banking firm. Mr. Steinbrueck has a Bachelor of Science degree in business and a Masters in Business Administration from the University of Missouri.

Louis A. Winoski has been a director since March 2006. Since 2002, Mr. Winoski has been managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from Pennsylvania State University.

Our directors are elected for a term of one year. None of our officers and directors are related.

Board Committees

The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Larry Steinbrueck and Louis Winoski, each of whom is an independent director, are the members of both committees. Mr. Holly is the audit committee financial expert and chairman of the audit committee and Mr. Winoski is chairman of the compensation committee.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the year ended March 31, 2008 and 2007 for our chief executive officer, the chief executive officer of Ranor and our chief financial officer. No other officer received compensation of more than $100,000 for the year ended March 31, 2008.

Name and Position	Fiscal Year	Salary	Bonus		Stock Awards		Option Awards		All Other Compensation		Total
James G. Reindl, chief executive officer	2008 2007	$160,000 24,615	$	— —	$	— —	$	— —	$	— 75,000	$160,000 99,615
Stanley A. Youtt, chief executive officer - Ranor	2008 2007	198,016 198,016		— —		— —		— —		— —	198,016 198,016
Mary Desmond, chief financial officer	2008 2007	103,846 89,870		5,000 —		855 —		— —		— —	109,701 89,870

Other compensation for Mr. Reindl in the year ended March 31, 2007 represents the amounts paid by us to TechPrecision, LLC, a company in which Mr. Reindl was president, during the months of February through December 2006. During this period, we had a management contract with TechPrecision, LLC, pursuant to which TechPrecision LLC provided the services of Mr. Reindl as our chief executive officer and we did not pay any compensation directly to Mr. Reindl. The total payments to TechPrecision LLC were $55,000 during the year ended March 31, 2008 and $185,000 during the year ended March 31, 2007. The other members are Andrew A. Levy, a major stockholder, and Martin M. Daube.

We also reimbursed Mr. Reindl for his travel expenses from his home to our offices in Westminster, Massachusetts, which were $ 24,827 for the year ended March 31, 2008 and $29,039 for the year ended March 31, 2007.

In April 2007, we granted Ms. Desmond 3,000 shares of common stock and an option to purchase 25,000 shares of common stock at $.285, being the fair value on the date of grant.

Employment Agreements

We have employment agreements with Mr. Reindl, Mr. Youtt, and Ms. Desmond.

In February 2006, contemporaneously with our acquisition of Ranor, Ranor entered into an employment agreement with Stanley A. Youtt pursuant to which he would serve as our chief executive officer for a term of three year term ending on February 28, 2009. Pursuant to the agreement, we pay Mr. Youtt salary at the annual rate of $200,000. Mr. Youtt is also eligible for performance bonuses based on financial performance criteria set by the board. In the event that we terminate Mr. Youtt’s employment without cause, we are required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.

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

On June 19, 2007, we entered into an employment contract with Mary Desmond, our Chief Financial Officer, dated retroactively to April 1, 2007. Pursuant to the terms of this agreement, the Company is employing Ms. Desmond for an initial term commencing April 1, 2007 and expiring March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. Ms. Desmond is to receive an annual salary of $110,000 a year. Ms. Desmond is also entitled to receive an increase to her base salary and receive certain bonus compensation, stock options or other equity based incentives at the discretion of the compensation committee of the board of directors. The agreement may be terminated by us with or without cause or by Ms. Desmond’s resignation. If the Company terminates the agreement without cause, the Company is to pay Ms. Desmond severance pay equal to her salary for the balance of the term plus the amount of her bonus received in the prior year. During the term of her employment and for a period thereafter, Ms. Desmond will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Directors’ Compensation

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

2006 Long-Term Incentive Plan

In February 2006, our board of directors adopted, and in July 2006 it amended, and in October 2006, our stockholders approved, the 2006 long-term incentive plan covering 1,000,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. As initially adopted, each newly elected independent director received at the time of his election, a five-year option to purchase 25,000 shares of common stock at the market price on the date of his or her election. Pursuant to the amendment to the plan, the number of shares subject to the initial option grant was increased to 50,000 shares, with the option being exercisable as to 30,000 shares in July 2006 and as to 10,000 shares in each of February 2007 and 2008. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009. For each independent director who is elected after July 31, 2006, the director will receive an option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option vest as to 30,000 shares nine months from the date of grant and as 10,000 shares on each of the first and second anniversaries of the date of grant. These directors will receive an annual grant of an option to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her first election. Pursuant to the plan, we granted non-qualified stock options to purchase 50,000 shares of common stock to our three independent directors - Michael Holly, Larry Steinbrueck and Louis Winoski - at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant. On April 1, 2006, we granted incentive stock options to purchase a total of 221,659 shares of common stock to our key employees, including Mary Desmond, our chief financial officer, who received an option to purchase 25,000 shares. The options are immediately exercisable at an exercise price of $.285 per share, which the compensation committee determined to be the fair market value on the date of grant.

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

Option holders do not recognize taxable income on the grant of such either incentive or non-qualified stock options. When employees exercise incentive stock options, they will not recognize taxable income upon exercise of the option, although the difference between the exercise price and the fair market value of the common stock on the date of exercise is included in income for purposes of computing their alternative minimum tax liability, if any. If certain holding period requirements are met, their gain or loss on a subsequent sale of the stock will be taxed at capital gain rates. Generally, long-term capital gains rates will apply to their full gain at the time of the sale of the stock, provided that they do not dispose of the stock made within two years from the date of grant of the option or within one year after your acquisition of such stock, and the option is exercised while they are employed by us or within three months of the termination of their employment or one year in the event of death or disability, as defined in the Internal Revenue Code.

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

At fiscal year end, no person named in the summary compensation table held any options or stock appreciation rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 31, 2008 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and officers as a group.

Name	Shares	Percentage
James G. Reindl One Bella Drive Westminster, MA 01473	2,587,100	20.0%
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,382,100	18.4%
Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	14.3%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	13.1%
Stanley A. Youtt One Bella Drive Westminster, MA 01473	1,592,000	12.3%
Larry Steinbrueck	254,000	2.0%
Michael Holly	135,000	1.0%
Louis A. Winoski	50,000	*
Mary Desmond	38,000	*
All officers and directors as a group (six individuals)	4,656,100	35.9%

*	Less than 1%

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

The shares owned by Mr. Steinbrueck, Mr. Holly and Mr. Winoski include shares of common stock issuable upon exercise of currently exercisable options to purchase 50,000 shares of common stock which are held by each of them. The shares owned by Ms. Desmond include 25,000 shares issued upon exercise of options.

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

We lease our facilities in Westminster, Massachusetts from WM Realty Management, which is controlled by Andrew A. Levy, a principal stockholder. We currently pay an annual rental of $450,000, which is subject to increase based on increases in the cost of living index. We also have a right to purchase the property at fair market value.

Item 13. Exhibits.

2.1	Stock purchase agreement dated August 17, 2005, by and among Ranor Acquisition, LLC, the stockholders of Ranor and Ranor, Inc.[1]
3.1	Certificate of incorporation[1]
3.2	By-laws[2]
3.3	Certificate of Designation for the Series A Convertible Preferred Stock[4]
4.1	Loan and security agreement dated February 24, 2006, between Ranor and Sovereign Bank[1]
4.2	Guaranty from the Registrant to Sovereign Bank[1]
4.3	Form of warrant issued to Barron Partners LP1
4.4	First amendment dated January 29, 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of notes[6]
4.5	Second amendment dated June , 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and forms of revolving note[1]
4.6	Mortgage security agreement and fixture filing dated October 4, 2006, from WM Realty Management, LLC to Amalgamated Bank[1]
4.7	Mortgage note dated October 4, 2006[1]
4.8	Third Amendment dated Novemeber 30, 2007 to loan and security agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank and form of amended and restated note 3.

10.1	Preferred stock purchase agreement dated February 24, 2006, between the Registrant and Barron Partners, LP1
10.2	Registration rights agreement dated February 24, 2006, between the Registrant and Barron Partners LP1
10.3	Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC[1]
10.4	Subscription Agreement dated February 24, 2006[1]
10.5	Registration rights provisions pursuant to the agreements listed in Exhibits 10.3 and 10.4[1]
10.6	Employment agreement between the Registrant and Stanley Youtt[1]
10.7	Management agreement dated February 24, 2006, between Ranor and Techprecision LLC[4]
10.8	Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor[1]
10.9	2006 Long-term incentive plan[4]
10.10	Letter agreement from WM Realty Management, LLC[1]
10.11	Settlement agreement and general release dated February 13, 2007, among the Company, Green Mountain Partners III, L.P.[6]
10.12	Letter agreement dated January , 2007 between Techprecision Corporation and Techprecision LLC[7]
10.13	Limited guarantee dated October 4, 2006 from Andrew Levy to Amalgamated Bank[1]
10.14	Employment agreement dated as of April 1, 2007 between the Company and James G. Reindl[8]
10.15	Employment agreement dated April 1, 2007 between the Company and Mary Desmond. [3]
10.16	Purchase order from Electric Boat Corporation dated November 9, 2006[1]
10.17	Purchase order from GT Solar Incorporated dated January 22, 2007[1,10]
10.18	Purchase order from L3 Communications ESSCO dated March 29, 2006[1]
14.1	Code of business conduct and ethics[4]
21.1	List of Subsidiaries[9]
23.1	Consent of independent registered public accounting firm[3]
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]

[1]	Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-133509, and incorporated hereby by reference.
[2]	Filed as an exhibit to the Company’s registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.
[3]	Filed herewith.
[4]	Filed as an appendix to the Company’s information statement of Schedule 14-C, and incorporated herein by reference.
[5]	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and incorporated hereby reference.
[6]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 20, 2007.
[7]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on February 8, 2007.
[8]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the commission on June 26, 2007.
[9]	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended March 31, 2007 and incorporated herein by reference
[10]	Confidential treatment requested.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by Tabriztchi & Co., CPA, P.C., formerly known as Bloom & Co., LLP (“Tabriztchi”), our independent registered public accounting firm, for the years ended March 31, 2008 and 2007 as follows:

	Year ended March 31,
	2008	2007
Audit fees	$65,970	$75,088
Audit related fees	-0-	8,062
Tax fees	-0-	1,800
All other fees	-0-	-0-
Total	$65,970	$84,950

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
Dated: June 23, 2008

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

Signature	Title	Date

/s/James G. Reindl	Chairman of the board, chief executive officer and director	June 23, 2008
James G. Reindl	(Principal Executive Officer)

/s/Mary Desmond	Chief financial officer	June 23, 2008
Mary Desmond	(Principal Financial and Accounting Officer)

/s/Stanley A. Youtt	Director	June 19, 2008
Stanley A. Youtt

/s/Michael R. Holly	Director	June 19, 2008
Michael R. Holly

/s/Larry Steinbrueck	Director	June 19, 2008
Larry Steinbrueck

/s/ Louis A. Winoski	Director	June 19, 2008
Louis A. Winoski

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Techprecision Corporation

We have audited the accompanying consolidated balance sheets of Techprecision Corporation as of March 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techprecision Corporation as of March 31, 2008 and 2007, and the consolidated results of its operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, New York
June 10, 2008

7 Twelfth Street Garden City, NY 11530 ♦ Tel: 516-746-4200 ♦ Fax: 516-746-7900
Email:Info@Tabrizcpa.com ♦ www.Tabrizcpa.com

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$2,852,676	$1,443,998
Accounts receivable, less allowance for doubtful accounts of $25,000	4,509,336	2,701,707
Costs incurred on uncompleted contracts, in excess of progress billings	4,298,683	1,266,445
Inventories- raw materials	195,506	183,498
Prepaid expenses	1,039,117	270,321
Total current assets	12,895,318	5,865,969
Property, plant and equipment, net	2,810,981	2,561,054
Deposit on fixed assets	240,000	—
Deferred loan cost, net	121,692	138,718
Total assets	$16,067,991	$8,565,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$990,533	1,298,643
Accrued expenses	1,480,507	498,626
Deferred revenues	3,418,898	—
Loan from shareholder	—	60,000
Current maturity of long-term debt	613,832	610,814
Total current liabilities	6,503,770	2,468,083
LONG-TERM DEBT
Notes payable- noncurrent	5,404,981	6,020,440
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred
Stock, with 7,018,064 shares issued and outstanding at March 31,2008
and 7,752,462 at March 31, 2007.	2,542,643	2,835,278
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 12,572,995
shares at March 31, 2008 and 10,049,000 at March 31, 2007	1,259	1,006
Paid in capital	2,624,892	1,766,423
Accumulated deficit	(1,009,554)	(4,525,489)
Total stockholders’ equity	4,159,240	77,218
Total liabilities and stockholders' equity	$16,067,991	$8,565,741

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2008	2007
Net sales	$31,805,146	$19,086,206
Cost of sales	23,472,922	15,543,055
Gross profit	8,332,224	3,543,151
Operating expenses:
Salaries and related expenses	1,228,316	1,208,920
Professional fees	291,357	498,349
Selling, general and administrative	410,886	390,290
Total operating expenses	1,930,559	2,097,559
Income from operations	6,401,665	1,445,592
Other income (expenses)
Interest expense	(511,615)	(628,412)
Interest income	479	2,453
Finance costs	(17,026)	(289,308)

Total other income (expense)	(528,162)	(915,267)

Income (loss) before income taxes	5,873,503	530,325
Provision for income taxes	(2,357,568)	(240,100)

Net income (loss)	3,515,935	290,225
Deemed dividend to preferred stockholders	—	(675,813)

Net income (loss) to common stockholders	$3,515,935	$(385,588)
Net gain (loss) per share of common stock (basic)	$0.32	$(0.04)
Net gain (loss) per share (fully diluted)	$0.12	$(0.04)
Weighted average number of shares outstanding (basic)	10,896,976	10,008,463
Weighted average number of shares outstanding (fully diluted)	28,380,980	10,008,463

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2008 AND 2007

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2006	7,719,250	$2,150,000	9,967,000	$997	1,240,821	$(4,139,901)	$(748,083)
Issuance of shares of common stock for services			82,000	9	14,752		14,761
Grant of options to directors					13,500		13,500
Contributed capital					497,350		497,350
Deemed dividend to preferred stockholders		675,813				(675,813)
Series A preferred stock issued as liquidated damages	33,212	9,465					9,465
Net income						290,225	290,225
Balance, March 31, 2007	7,752,462	$2,835,278	10,049,000	$1,006	$1,766,423	$(4,525,489)	$77,218

Distribution WM Realty					(111,500)		(111,500)
Grant of options					11		11
Shares issued for services			53,995	6	19,133		19,139

Issuance of common stock on exercise of warrants		(45,300)	1,510,000	151	703,586		658,437
Conversion of preferred stock	(734,398)	(247,335)	960,000	96	247,239		—
Net income						3,515,935	3,515,935
Balance, March 31, 2008	7,018,064	$2,542,643	12,572,995	$1,259	$2,624,892	$(1,009,554)	$4,159,240

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,515,935	$290,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483,358	722,352
Shares issued for services	19,139	14,761
Issuance of options	11	13,500
Preferred stock issued as liquidated damages	—	9,466
Changes in operating assets and liabilities:
Accounts receivable	(1,807,630)	(194,423)
Inventory	(12,007)	30,649
Costs incurred on uncompleted contracts	(5,178,720)	(2,565,492)
Prepaid expenses	(768,797)	116,154
Accounts payable and accrued expenses	673,770	544,369
Customer advances	5,565,381	2,605,636
Net cash provided (used) in operating activities	2,490,440	1,587,197
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(716,260)	(430,534)
Deposits on equipment	(240,000)	—
Net cash used in investing activities	(956,260)	(430,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan	—	3,200,000
Capital addition (distribution) of WMR equity	(111,500)	82,500
Addition to capital - proceeds of warranty settlement	—	414,850
Issuance of common stock on exercise of warrants	658,437	—
Payment of notes	(612,439)	(3,888,148)
Increase in restricted cash	—	950,000
Decrease in amounts due to former stockholders	—	(843,600)
Borrowing costs	—	(181,068)
Increase (decrease) in loan from stockholder	(60,000)	60,000
Net cash provided by (used in) financing activities	(125,502)	(205,466)
Net increase (decrease) in cash and cash equivalents	1,408,678	951,197
Cash and cash equivalents, beginning of period	1,443,998	492,801
Cash and cash equivalents, end of period	$2,852,676	$1,443,998

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$511,614	$637,793
Income taxes	$1,746,184	$4,229

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Year Ended March 31, 2007

The Company recorded deemed dividends of $388,233 and $287,580 to the preferred stockholders in the year ended March 31, 2007 because of a reduction in the conversion price of the series A preferred stock from $.285 to $.24225 resulting from the Company’s failure to attain a specified level of fully diluted EBITDA per share for the years ended March 31, 2006 and a further reduction from $.24225 to $.218025 resulting from our failure to attain a specified level of fully-diluted EBITDA for the year ended March 31, 2007. The deemed dividends increased the preferred stockholders’ equity and reduced the income available to common stockholders by total amount of $675,813.

Year Ended March 31, 2008

During the year ended March 31, 2008, the Company issued 960,000 shares of common stock upon conversion of 734,398 shares of series A preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Techprecision Corporation (“Techprecision”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to Techprecision Corporation on March 6, 2006. Techprecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation. Techprecision and Ranor are collectively referred to as the “Company.”

The Company manufactures metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On February 24, 2006, Techprecision acquired all stock of Ranor in a transaction which is accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes.

The accompanying consolidated financial statements include the accounts of the Company and Ranor as well as a special purpose entity. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

Cash and cash equivalents.

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of March 31, 2008 and March 31, 2007.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense for the years ended March 31, 2008 and 2007.

Inventories

Cost of the inventories of raw materials is determined principally by the first-in, first-out method.

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term liabilities.

Long-lived Assets

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, up to 30 years; and leasehold improvements, 10-20 years.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease. A lease is considered a capital lease if there is a favorable buyout clause that would be an inducement for us to own the asset.

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, the Company initially measured the fair value of the series A preferred stock by the amount of cash that was received for their issuance. The Company subsequently determined that the convertible preferred shares and the accompanying warrants were equity instruments under SFAS 150 and 133. Although the Company had unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if EBITDA per share were below the targeted amount, the certificate of designation relating to the series A preferred stock did not provide that we must issue shares that are registered pursuant to the Securities Act of 1933, with the result, pursuant to the certificate of designation, the additional shares need not be registered shares. Our preferred stock also met all other conditions for the classification as equity instruments. The Company had sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the series A preferred stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a), under preferred stock.

As of April 1, 2006, the Company was required to reduce the conversion price of the series A preferred stock, which resulted in an increase in the number of shares of common stock issuable upon conversion of the series A preferred stock by 15% because the Company’s EBITDA per share was below the targeted level of $0.06591 per share for the year ended March 31, 2006. On March 31, 2007, the Company was required to further reduce the conversion price by an additional 10% because the fully-diluted EBITDA per share was below the targeted level of $0.08568 per share in the year ended March 31, 2007. According to EITF number 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments,” (EITF 00-27) we estimated the beneficial effect of the reductions in conversion price to be $675,813. The 2,371,336 additional shares of common stock into which the holders of the series A preferred stock could obtain, upon conversion of their shares, were valued at $0.285 per share, which represents the initial conversion price of the series A preferred stock and the Company’s estimate of the current fair value per share of the common stock.

In accordance with EITF 98-5, this amount ($675,813) is analogous to a deemed dividend and recognized as a return to holders of the series A preferred stock and is included in the calculation of net loss allocable to common stockholders and basic and diluted net loss per share of common stock.

The reductions in the exercise price of the warrants, because of the Company’s fully diluted EBITDA per share was lower than the targeted amounts for the years ended March 31, 2006 and 2007, did not result in any beneficial effect to the warrant holders because there was no public market for common stock and the exercise price of the warrants was greater than the Company’s determination of the then current market price of the common stock.

The Company issued 33,212 shares of series A preferred stock, valued at $9,465, or $0.285 per share, as liquidated damages for its failure to have shares registered with the Securities and Exchange Commission as required by a registration rights agreement relating to the February 2006 private placement. The shares of series A preferred shares were valued at the last cash price paid for those shares, which was $.285 per share in February 2006, determined without allocating any value to the warrants that were issued with the series A preferred stock. At the time of issuance, there was no market for the Company’s common stock or series A preferred stock. According to the final FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” issued on December 21, 2006, the Company recognized the amount of liquidated damages of $9,465 as an expense and credited to preferred stock.

The Company recorded the series A preferred stock to permanent equity in accordance with the terms of the Abstracts - Appendix D - Topic D-98: Classification and Measurement of redeemable Securities.”

Shipping Costs

Shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Income for all periods presented.

Selling, General, and Administrative

Selling expenses include items such business travel and advertising costs. Advertising costs are expensed as incurred. General and administrative expenses include items for Company’s administrative functions and include costs for items such as office supplies, insurance, telephone and payroll services.

Stock Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. In the year ended March 31, 2007, the 150,000 options granted to the company directors were evaluated using Black Scholes model assuming average volatility of 25%, exercise and stock price of $0.285, risk free rate of 5% and the term of 5 years.

Earnings per Share of Common Stock

Basic net income per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, preferred shareholders and other warrants and share-based compensation were calculated using the treasury stock method. The weighted average number of dilutive shares was 17,484,004, in the year ended March 31, 2008. In the year ended March 31, 2007, because of the $385,588 loss applicable to common shareholders, the conversion of preferred shares and exercise of warrants and options were anti-dilutive and were not included in the computation of loss per share.

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

Advertising Expenses

Advertising costs are charged to operations when incurred. Advertising expenses were $19,000 and $10,832 in 2008 and 2007, respectively.

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

Variable Interest Entity

The Company has consolidated WM Realty, a variable interest entity that entered into a sale and leaseback contract with the Company, in 2006, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

Reclassification

Certain accounts for the year ended March 2007 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2006, FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has determined that the FASB Interpretation 48 does not have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Management has determined that the adoption of SFAS 159 will not have a material effect on our financial condition, results of operations and cash flows.

December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2008 and 2007 property, plant and equipment consisted of the following:

	2008	2007
Land	$110,113	$110,113
Building and improvements	1,412,730	1,290,072
Machinery equipment, furniture and fixtures	3,633,833	3,040,232
Total property, plant and equipment	5,156,676	4,440,417
Less: accumulated depreciation	(2,345,695)	(1,879,363)
Total property, plant and equipment, net	$2,810,981	$2,561,054

Depreciation expense for the years ended March 31, 2008 and 2007 were $466,332 and $426,474, respectively. Land and buildings (which are owned by WM Realty Management, LLC - a consolidated entity under Fin 46 (R)) are collateral for the $3,300,000 Mortgage Loan. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

NOTE 4. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts as of March 31, 2008 and 2007:

	2008	2007
Cost incurred on uncompleted contracts, beginning balance	$5,455,142	$2,889,649
Total cost incurred on contracts during the year	28,651,712	18,108,550
Less cost of sales, during the year	(23,472,992)	(15,543,057)
Cost incurred on uncompleted contracts, ending balance	$10,633,862	$5,455,142

Billings on uncompleted contracts, beginning balance	$4,188,697	$1,593,061
Plus: Total billings incurred on contracts, during the year	19,956,718	9,236,613
Less: Contracts recognized as revenue, during the year	(17,810,236)	(6,630,977)
Billings on uncompleted contracts, ending balance	$6,335,179	$4,198,697

Cost incurred on uncompleted contracts, ending balance	$10,633,862	$5,455,142
Billings on uncompleted contracts, ending balance	(6,335,179)	(4,198,697)
Costs incurred on uncompleted contracts, in excess of progress billings	$4,298,683	$1,256,445

As of March 31, 2008, the company had deferred revenues totaling $3,418,898. Deferred revenues represent the customer prepayments on their contracts.

On March 31, 2008 and 2007, $151,195 and $116,755 of allowance for losses on uncompleted contracts were recognized, respectively

NOTE 5. PREPAID EXPENSES

As of March 31, 2008 and 2007, the prepaid expenses included the following:

	2008	2007
Insurance	$145,338	$137,484
Real estate taxes	4,438	4,387
Prepayments on purchases	882,739	121,720
Equipment maintenance	6,602	6,730
Total	$1,039,117	$270,321

NOTE 6. DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized over the term of the related debt obligation. Amortization charged to operations in 2008 and 2007 were $17,026 and $295,978, respectively. As of March 31, 2008 and 2007, deferred charges were as follows:

	2008	2007

Deferred loan costs	$150,259	$150,259
Accumulated amortization	(28,567)	(11,541)
Deferred loan costs, net	$121,692	$138,718

NOTE 7. LONG-TERM DEBT

The following debt obligations, outstanding on March 31, 2008 and 2007:

	2008	2007
1. Long-term debt issued on February 24, 2006:

Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$2,817,142	$3,428,571
2. Long-term mortgage loan issued on October 4, 2006:
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate 6.75%, monthly interest and principal payment $20,955. The amortization is based on a 30- year term. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.	3,154,171	3,189,087
3. Automobile Loan:
Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	7,500	13,596
Total long-term debt	6,018,813	6,631,254
Principal payments due within one year	613,832	610,814
Principal payments due after one year	$5,404,981	$6,020,440

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank. Pursuant to the agreement, the bank has granted Ranor a term loan of $4,000,000 (“Term Note”) and extended Ranor a line of credit of $1,000,000, initial interest at 9%. In February 2007, Ranor entered into an amendment to the agreement with the bank which (i) reduced the interest rate on its increased revolving credit line of $2,000,000 (“Revolving Note’) from prime plus 1½% to prime plus 1% and (ii) provided for Ranor to borrow up to $500,000 at prime plus 1% in order to finance capital expenditures. Under this capital expenditures facility, Ranor was able to borrow up to $500,000 until the February 1, 2008. On November 30, 2007, Ranor and the bank entered into another amendment to the loan agreement pursuant to which the capital expenditure line was increased to $3,000,000, which is available to Ranor until November 30, 2008, and any borrowings under the capital expenditures line are amortized over five years, commencing December 1, 2008. The interest on the capital expenditure loans is equal to the prime plus one half of one percent per annum through November 30, 2008. After November 2008, the interest is charged on the outstanding balance of the capital expenditures loan at the annual rate that the bank offers to pay for its wholesale liabilities, adjusted for reserve requirement, plus 2.25% (“Cost of Fund Rate”.) As of March 31, 2008 and 2007 there were no borrowings outstanding under either the revolving line or the capital expenditure line. Any outstanding principal or accrued interest has to be paid off on or before November 2013, the maturity date.

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Ranor’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter. Ranor is prohibited from issuing any additional equity interest (except to existing holders), or redeem, retire, purchase or otherwise acquire for value any equity interests; Ranor pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2:1 at the end of each fiscal quarter. Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.

In connection with the Amalgamated Bank mortgage financing of the real estate owned by WM Realty Management LLC, Mr. Andrew Levy executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty Management’s misconduct.

As of March 31, 2008, the maturities of long-term debt were as follows:

Year ending March 31,

2009	$612,752
2010	612,435
2011	612,641
2012	615,628
Due after 2011	3,565,357
Total	$6,018,813

NOTE 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. For the years ended March 31, 2008 and 2007, the sources and tax effects of the differences are as follows:

	2008	2007
Income tax provision at statutory rate	$(2,382,431)		$(400,600)
Tax benefit before net operating loss carry forward	24,863		160,500
Net tax provision	$(2,357,568)	$	(240,100)

As of March 31, 2008 and 2007, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets:	2008	2007
Current:
Compensation accrual	$96,000	$112,000
Bad debt allowance	10,000	10,000
Loss on uncompleted contracts	62,000	46,000
Non-Current:
Net operating loss carry-forward	552,000	585,000
Total deferred tax assets	720,000	753,000
Deferred Tax Liabilities:
Non-Current:
Depreciation	48,000	206,000
Net deferred tax asset	672,000	547,000
Valuation allowance	(672,000)	(547,000)

Net Deferred Tax Asset Balance	$—	$—

At March 31, 2008 and 2007, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realization of the deferred tax assets. The net changes in the valuation allowances during the years ended March 31, 2008 and 2007 were $(125,000) and $(123,000) respectively. The Company applied $24,863 of the tax benefit of loss carryforward to offset the provision for income taxes, in the year ended March 31, 2008.

As of March 31, 2008, the Company’s federal net operating loss carry-forward was approximately $1,415,200. If not utilized, the federal net operating loss carryforward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 9. RELATED PARTY TRANSACTIONS

Management Fees

During the year ended March 31, 2007, the Company paid $185,000 pursuant to a management contract with Techprecision LLC, a limited liability company that was owned by three individuals, including two principal stockholders, one of whom was also the Company’s chief executive officer. On January 29, 2007, the management agreement with Techprecision LLC was terminated retroactive to December 31, 2006. In connection with the termination, the Company made payments totaling $55,000, during the year ended March 31, 2008.

Loans from Related Parties

The principal equity owner of WM Realty made loans to WM Realty in the year ended March 31, 2007. The loan balance was $60,000 on March 31, 2007 and was paid off during the year ended March 31, 2008. Interest of $4,735 was paid during the years ended March 31, 2008 on the loan.

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty Management, LLC borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty Management purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty Management to pay closing costs, which advance was repaid when WM Realty Management refinanced the mortgage in October 2006. WM Realty Management was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty Management a special purpose entity as defined by FIN 46, and therefore has consolidated its operations into the Company.

On October 4, 2006, WM Realty Management placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595 (See Note 8). Andrew Levy, the principal equity owner of WM Realty Management, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty Management’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty Management’s misconduct.

Distribution to WM Realty Management Members

The accumulated deficit and the stockholders deficit of the WM Realty Management were $194,058 and $223,058, respectively, on March 31, 2008. During the year ended March 31, 2008, WM Realty had a net income of $117,691and capital distributions of $129,000,

NOTE 10. EQUIPMENT LEASES

Ranor leases office equipment under operating lease agreements expiring through April 2012. Total rent expense charged to operations was $16,537 and $16,700 in the years ended March 31, 2008 and 2007, respectively. Future minimum lease payments under non-cancellable portions of the leases as of March 31, 2006, are as follows:

March 31,	Amount
2009	$15,564
2010	15,564
2011	15,564
2012	15,564

NOTE 11. REAL ESTATE LEASES

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty Management, LLC, a special purpose entity, for a term of 15 years, commencing February 24, 2006. For the years ended March 31, 2008 and 2007, the Company’s annual rent expense was $444,500 and $438,500, respectively. Since the Company consolidated the operations of WM Realty Management pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

The Company has an option to purchase the real property at fair value and an option to extend the term of the lease for two additional terms of five years, upon the same terms. The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

The Company also leases approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The lease provides for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expires in February 2009, and is renewable for a five year term. The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments under the Company’s real property leases are as follows:

Year Ended March 31,	Amount
Operating Lease
2009	$57,389
2010	24,206
Total	$81,595

Lease Payments to WM Realty Management
2009	450,000
2010	450,000
2011	450,000
2012	450,000
2013	450,000
2014-2018	2,250,000
2019-2022	1,800,000
Total	$6,300,000

NOTE 12. PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $ 15,573 and $10,687 for the years ended March 31, 2008 and 2007, respectively.

NOTE 13. CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The board of directors has created one series of preferred stock - the series A convertible preferred stock (“series A preferred stock”).

Each share of series A preferred stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at March 31, 2008, each share of series A preferred stock was convertible into 1.3072 shares, with an effective conversion price of $.2180.

The shares of series A preferred stock and warrants to purchase a total of 11,220,000 shares of common stock were issued pursuant to a securities purchase agreement dated February 24, 2006. Contemporaneously with the securities purchase agreement, the Company entered into a registration rights agreement with the investor, pursuant to which it agreed to register the shares of common stock underlying the securities in accordance with a schedule. The registration statement was not declared effective in accordance with the schedule, and the Company issued 33,212 shares of series A preferred stock to the investor as liquidated damages.

No shares of series A preferred stock were converted during the year ended March 31, 2007. During the year ended March 31, 2008, 734,398 shares of series A preferred stock were converted into 960,000 shares of common stock.

The Company had 7,018,064 and 7,719,250 shares of series A preferred stock outstanding at March 31, 2008 and 2007.

In addition to the conversion rights described above, the certificate of designation for the series A preferred stock provides as follows:

The holder of the series A preferred stock or its affiliates will not be entitled to convert the series A preferred stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. This provision cannot be amended.

No dividends are payable with respect to the series A preferred stock and no dividends are payable on common stock while series A preferred stock is outstanding. The common stock shall not be redeemed while preferred stock is outstanding.

If, during the period ending February 24, 2009, the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (presently $.218025), with certain specified exceptions, the number of shares issuable upon conversion of one share of series A preferred stock is adjusted to reflect a conversion price equal to the lower price.

The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing.

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

Pursuant to the securities purchase agreement relating to the issuance of the series A preferred stock and warrants, the Company agreed as follows:

The Company will not to issue any additional preferred stock until the earlier of (a) three years from the Closing or (b) the date that the investor transfer and/or converts not less than 90% of the shares of series A preferred stock and sells the underlying shares of common stock,

The investor has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of series A preferred stock owned by the investor to the total of such shares.

The Company is required to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and the compensation committee with have a majority of independent directors. If the Company fails to meet these requirements, the Company is to pay liquidated damages, payable in cash or by the issuance of additional shares of series A preferred stock, as the investor shall determine. The Company’s maximum liability under this provision is $396,000. At March 31, 2008, the Company was in compliance with this provision.

Common Stock Purchase Warrants

In February 2006, we issued to the investor warrants to purchase 11,220,000 shares of common stock in connection with its purchase of the series A preferred stock. These warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011. If the shares of common stock are not registered pursuant to the Securities Act of 1933, the holders of the warrants have cashless exercise rights which will enable them to receive the value of the appreciation in the common stock through the issuance of additional shares of common stock. These warrants had initial exercise prices of $0.57 as to 5,610,000 shares and $0.855 as to 5,610,000 shares. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the exercise prices per share of the warrants were reduced from $0.57 to $.43605 and from $0.855 to $.654075.

If, during the period ending February 24, 2009, the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the applicable exercise prices, with certain specified exceptions, the exercise price of the warrants is reduced to reflect an exercise price equal to the lower price. This adjustment does not affect the number of shares of common stock issuable upon exercise of the warrants.

During the year ended March 31, 2008, we issued 1,510,000 shares of common stock upon exercise or warrants having an exercise price of $.43605. The Company had estimated the costs of warrants at $.03 per warrant using Black Scholes model, at the time of issuance. The assumptions were market price of $.28, risk free rate of 5% and volatility of 28%.

On September 1, 2007, the Company entered into a contract with an investor relations firm pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permits the Company to deliver unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added the additional paid in capital.

Common Stock

The Company had 12,572,995 shares of common stock outstanding at March 31, 2008 and 10,049,000 shares of common stock outstanding at March 31, 2007.

During the year ended March 31, 2007, the Company issued 82,000 shares of common stock to employees. During the year ended March 31, 2008, the Company issued 1,510,000 shares of common stock upon exercise of warrants, 960,000 shares of common stock upon conversion of series A preferred stock, and 53,995 shares for services.

NOTE 14. STOCK BASED COMPENSATION

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

On April 1, 2007, the Company granted options to purchase 211,660 shares of common stock at an exercise price of $.285 to the employees. The exercise price was determined to be the fair market value of the common stock on the date of grant. The number of securities remaining available under equity compensation plans is 641,341.

NOTE 15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2008 and 2007:

	Year Ended March 31,
	2008		2007
Customer	Dollars	Percent	Dollars	Percent
A	$16,143,078	51%	$3,407,363	18%
B	5,434,054	17%	129,985	1%
C	1,769,106	6%	2,587,151	14%
D	1,275,202	4%	2,415,124	13%

NOTE 16. EMPLOYMENT AGREEMENTS

On June 19, 2007, the Company entered into an employment agreement, effective April 1, 2007 with its chief executive officer. Pursuant to the agreement, the Company is employing the chief executive officer for an initial term commencing April 1, 2007 and expiring on March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. The agreement provides for the chief executive officer to receive an annual base salary of $160,000. Increase in base salary and bonus compensation, stock options or other equity-based incentives are at the discretion of the compensation committee of the board of directors. The chief executive officer is also entitled to reimbursement of his commuting expenses. The agreement may be terminated by the Company with or without cause or by resignation. If the Company terminates the agreement without cause, the Company is to pay severance pay equal to his salary for the balance of the term plus the amount of his bonus received in the prior year. The agreement also includes non-competition and non-solicitation provisions, subject to standard exceptions.

On June 19, 2007, the Company entered into an employment contract with its chief financial officer, dated retroactively to April 1, 2007. Pursuant to the terms of this agreement, the Company is employing the chief financial officer for an initial term commencing April 1, 2007 and expiring March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. The agreement provides for the chief financial officer to receive an annual salary of $110,000. Increases in base salary and bonus compensation, stock options or other equity based incentives are at the discretion of the compensation committee of the board of directors. The agreement may be terminated by the Company with or without cause or by resignation. If the Company terminates the agreement without cause, the Company is to pay severance pay equal to her salary for the balance of the term plus the amount of her bonus received in the prior year. The agreement also includes non-competition and non-solicitation provisions, subject to standard exceptions.

In February 2006, Ranor entered into an employment agreement with its chief executive officer pursuant to which he would serve as Ranor’s chief executive officer for a term of three years ending on February 28, 2009. Pursuant to the agreement, the Company pays salary at the annual rate of $200,000. Ranor’s chief executive officer is also eligible for performance bonuses based on financial performance criteria set by the board. In the event that the terminates Mr. Youtt’s employment without cause, the Company is required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.

NOTE 17. SEGMENT INFORMATION

We operate in one industry segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.