Form 10-Q
period 2008-06-30
TECHPRECISION CORP
filed 2008-08-14
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 0-51378

TECHPRECISION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	51-0539828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bella Drive, Westminster, Massachusetts 01473	01473
(Address of principal executive offices)	(Zip Code)

(978) 874-0591
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at August 5, 2008 was 13,868,995.

Table of Contents
TECHPRECISION CORTPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (unaudited) and March 31, 2008	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	7

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 2.	Unregistered sales of equity securities and use of proceeds

Item 6.	Exhibits	25

SIGNATURES

EXHIBIT INDEX		25

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	March 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$3,773,889	$2,852,676
Accounts receivable, less allowance for doubtful accounts of $25,000	6,400,652	4,509,336
Costs incurred on uncompleted contracts, in excess of progress billings	2,754,675	4,298,683
Inventories- raw materials	253,090	195,506
Prepaid expenses	251,833	1,039,117
Deferred income tax	90,772	-
Total current assets	13,524,911	12,895,318
Property, plant and equipment, net	2,801,876	2,810,981
Deposit on fixed assets	390,000	240,000
Deferred loan cost, net	117,867	121,692

Total assets	$16,834,654	$16,067,991
CURRENT LIABILITIES
Accounts payable	$2,038,662	$990,533
Accrued expenses	1,748,430	1,480,507
Progress billings in excess of cost of uncompleted contracts	1,327,844	3,418,898
Current maturity of long-term debt	614,467	613,832
Total current liabilities	5,729,403	6,503,770
LONG-TERM DEBT
Notes payable- noncurrent	5,251,130	5,404,981
Total liabilities	10,980,533	11,908,751
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock,
with issued and outstanding: 6,484,969 shares at June 30, 2008 and 7,018,064 shares at March 31, 2008	2,344,580	2,542,643
Common stock -par value $.0001 per share, authorized — 90,000,000 shares,
Issued and outstanding: 13,685,995 shares at June 30, 2008 and 12,572,995 shares at March 31, 2008.	1,371	1,259
Paid in capital	2,946,028	2,624,892
Retained earnings (deficit)	562,142	(1,009,554)
Total stockholders’ equity	5,854,121	4,159,240
Total liabilities and stockholders’ equity	$16,834,654	$16,067,991
The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30,
	2008	2007

Net sales	$11,658,134	$6,553,112
Cost of sales	8,277,803	4,877,572

Gross profit	3,380,331	1,675,540
Operating expenses:
Salaries and related expenses	435,095	344,291
Professional fees	47,687	44,045
Selling, general and administrative	138,996	70,620

Total operating expenses	621,778	458,956
Income from operations	2,758,553	1,216,584

Other income (expenses)
Interest expense	(118,781)	(132,438)
Interest income	--	275
Finance costs	(3,826)	(2,589)

Total other income (expense)	(122,607)	(134,752)

Income before income taxes	2,635,946	1,081,832
Provision for income taxes, net	(1,064,250)	(397,005)

Net income	$1,571,696	$684,827

Net income per share of common stock (basic)	$.12	$.07
Net income per share (diluted)	$.06	$.04
Weighted average number of shares outstanding (basic)	12,925,606	10,051,000
Weighted average number of shares outstanding (diluted)	26,421,957	19,313,683

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,571,696	$684,827
Non cash items included in net income:
Depreciation and amortization	136,471	117,295
Deferred income taxes	(90,772)	-
Shares issued for services	-	720
(Increase) decrease in operating assets and liabilities:
Accounts receivable	(1,891,316)	(686,828)
Inventory	(57,584)	(12,654)
Costs incurred on uncompleted contracts	4,790	(969,695)
Prepaid expenses	787,284	113,286
Accounts payable and accrued expenses	1,316,052	796,989
Customer advances	(551,836)	-

Net cash provided by operating activities	1,224,785	43,940

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(123,540)	(63,472)
Deposits on equipment	(150,000)	-
Net cash used in investing activities	(273,540)	(63,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution of WM Realty members	(46,875)	-
Additional Paid in Capital	-	(10,500)
Exercise of warrants	170,060	-
Payment of notes	(153,217)	(182,701)

Net cash provided by (used in) financing activities	(30,032)	(193,201)

Net increase (decrease) in cash and cash equivalents	921,213	(212,733)
CASH AND CASH EQUIVALENTS, beginning of period	2,852,676	1,443,998
CASH AND CASH EQUIVALENTS, end of period	$3,773,889	$1,231,265

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Years ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the three months ended June 30, 2008 for:
Interest expense	$118,781	$132,438
Income taxes	$937,067	$2,985

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Three months Ended June 30, 2008

During the three months ended June 30, 2008, the Company issued 723,000 shares of common stock upon conversion of 553,093 shares of series A preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180.

During the three months ended June 30, 2008, the Company issued 390,000 shares of common stock upon exercise of 390,000 warrants having an exercise price of $.43605. The Company had estimated the costs of warrants at $.03 per warrant using Black-Scholes model, at the time of issuance.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on form 10-KSB for the year ended March 31, 2008.

Consolidation

On February 24, 2006, TechPrecision acquired all stock of Ranor in a transaction which is accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes.

The accompanying consolidated financial statements include the accounts of the Company as well as a variable interest entity. Intercompany transactions and balances have been eliminated in consolidation.

Variable Interest Entity

The Company has consolidated WM Realty Management LLC (“WM Realty), a variable interest entity that entered into a sale and leaseback contract with the Company in 2006, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), and based on the nature of the Company’s products, technology, manufacturing processes, customers and regulatory environment, the Company operates in one industry segment - metal fabrication and precision machining. All of the Company’s operations, assets and customers are located in the United States.

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

New Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the anticipated effect, if any, of the adoption of this standard in 2009.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-45, on the Company’s consolidated financial statements.

.
In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Company’s fiscal year 2009. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have, but does not believe it will be material to the consolidated financial position or results of operations.

NOTE 3. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method. The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts at June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Cost incurred on uncompleted contracts, beginning balance	$10,633,862	$5,455,142
Total cost incurred on contracts during the period	8,252,717	28,651,712
Less cost of sales, during the period	(8,257,507)	(23,472,992)

Cost incurred on uncompleted contracts, ending balance	$10,629,072	$10,633,862

Billings on uncompleted contracts, beginning balance	$6,335,179	$4,188,697
Plus: Total billings incurred on contracts in progress	13,197,352	19,956,718
Less: Contracts recognized as revenue, during the period	(11,658,134)	(17,810,236)

Billings on uncompleted contracts, ending balance	$7,874,397	$6,335,179

Cost incurred on uncompleted contracts, ending balance	$10,629,072	$10,633,862
Billings on uncompleted contracts, net of deferred revenue	(7,874,397)	(6,335,179)

Costs incurred on uncompleted contracts, in excess of progress billings	$2,754,675	$4,298,683

As of June 30, 2008, the Company had progress billings in excess of cost of uncompleted contracts (i.e. customer prepayments and deferred revenues) totaling $1,327,844.

NOTE 4. PREPAID EXPENSES

As of June 30, 2008 and March 31, 2008, the prepaid expenses included the following:

	June 30, 2008	March 31, 2008
Insurance	$121,488	$145,338
Real estate taxes	4,438	4,438
Prepayments on materials	100,096	882,739
Equipment maintenance	25,811	6,602
Total	$251,833	$1,039,117

The reduction in prepayments on materials reflected the receipt and subsequent use of steel in various contracts after fiscal year end.

NOTE 5. LONG-TERM DEBT

The following debt obligations, outstanding on June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
1. Long-term debt issued on February 24, 2006:

Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$2,714,286	$2,857,142

2. Long-term mortgage loan issued on October 4, 2006:
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate 6.75%, monthly interest and principal payment $20,955. The amortization is based on a 30- year term. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.	3,145,383	3,154,171

3. Automobile Loan:
Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	5,928	7,500

Total long-term debt	5,865,597	6,018,813
Principal payments due within one year	614,467	613,832

Principal payments due after one year	$5,251,130	$5,404,981

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank. Pursuant to the agreement, the bank has granted Ranor a term loan of $4,000,000 (“Term Note”) and extended Ranor a line of credit of $1,000,000, with an initial interest rate of 9%. In February 2007, Ranor entered into an amendment to the agreement with the bank which (i) reduced the interest rate from prime plus 1½% to prime plus 1% and increased the revolving credit line of $2,000,000 (“Revolving Note’) and (ii) provided for Ranor to borrow up to $500,000 at in order to finance capital expenditures. Under this capital expenditures facility, Ranor was able to borrow up to $500,000 until the February 1, 2008. On November 30, 2007, Ranor and the bank entered into second amendment to the loan agreement pursuant to which the capital expenditure line was increased to $3,000,000, which is available to Ranor until November 30, 2008. Any borrowings under the capital expenditures line are amortized over five years, commencing December 1, 2008. The interest on the capital expenditure loans is equal to the prime plus ½% per annum through November 30, 2008. After November 2008, the interest is charged on the outstanding balance of the capital expenditures loan at the annual rate that the bank offers to pay for its wholesale liabilities, adjusted for reserve requirement, plus 2.25% (“Cost of Fund Rate”.) As of June 30, 2008 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line. Any outstanding principal or accrued interest has to be paid off on or before November 2013, the maturity date.

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

In connection with the Amalgamated Bank mortgage financing of the real estate owned by WM Realty Management LLC, Mr. Andrew Levy, the principal equity owner and manager of WM Realty and a major stockholder of TechPrecision, executed a limited guarantee. Pursuant to the limited guaranty, Mr. Levy guaranteed the lender the payment of any loss resulting from WM realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty Management’s misconduct.

As of June 30, 2008, the maturities of long-term debt were as follows:

Year ending June 30,

2009	$614,467
2010	612,034
2011	614,449
2012	617,488
Due after 2012	3,407,159
Total	$5,865,597

NOTE 6. CAPITAL STOCK

The Company had 13,685,995 shares of common stock outstanding at June 30, 2008 and 12,572,995 shares of common stock outstanding at March 31, 2008.

The Company had 6,484,971 and 7,018,064 shares of series A preferred stock outstanding at June 30, 2008 and March 31, 2008. Each share of preferred stock is convertible into 1.3072 shares of common stock, subject to adjustment. During the three months ended June 30, 2008, 553,093 shares of series A preferred stock were converted into 723,000 shares of common stock.

Common Stock Purchase Warrants

In February 2006, we sold to the investor, for $2,200,000, (a) 7,719,250 shares of series A convertible preferred stock and (b) warrants to purchase 11,220,000 shares of common stock. The warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011.

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

During the three months ended June 30, 2008, we issued 390,000 shares of common stock upon exercise of warrants having an exercise price of $.43605 and a cost of $11,700. The Company had estimated the costs of warrants at $.03 per warrant using Black Scholes model, at the time of issuance. The assumptions were market price of $.28, risk free rate of 5% and volatility of 28%. The number of warrants outstanding as of June 30, 2008 is 9,320,000. In addition, at June 30, 2008 and March 31, 2008 warrants to purchase 112,500 shares of common stock were outstanding under our 2006 long-term incentive plan. These warrants were issued to an investor relations firm in the year ended March 31, 2008.

Stock options

During the three months ended June 30, 2008, no stock options were granted and no stock options were exercised. As of June 30, 2008 and March 31, 2008, stock options to purchase 371,659 shares of common stock were outstanding under the 2006 long-term incentive plan.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income per share of common stock is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, preferred shareholders and other warrants and share-based compensation were calculated using the treasury stock method.

	Three Months Ended June 30,
	2008	2007
Net Income	$1,571,696	$684,827

Average basic shares outstanding	12,925,606	10,051,000
Effect of dilutive stock options, warrants and preferred stock	13,496,351	9,262,683

Average diluted shares outstanding	26,421,957	19,313,683

Basic net income per share	$.12	$.07
Diluted net income per share	$.06	$.04

NOTE 8. INCOME TAXES

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” Under FAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes and net operating loss carry forwards.

We estimate whether recoverability of our deferred tax assets is “more likely than not” based on forecasts of taxable income in the related tax jurisdictions.  In this estimate, we use historical results, projected future operating results based upon approved business plans, eligible carry forward periods, tax planning opportunities and other relevant considerations.  We review the likelihood that we will be able to realize the benefit of our deferred tax assets on a quarterly basis or whenever events indicate that a review is required.

During the quarter of ended June 30, 2008, an evaluation of recent historical profitability and growth in the last two quarters of the year ended March 31, 2008 and an increase in current and projected market demand and future customer production schedules for the coming year led us to significantly revise the near-term projected future operating results of our operations.

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of June 30, 2008, based on the revised near-term projected future operating results.  We concluded that it is “more likely than not” that we will realize our short term net deferred tax assets and thus recorded an income tax benefit in the first quarter of 2008 of $90,772 to establish a provision for these assets.

If, in the future, we do not generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the increase of the valuation allowance.

Income tax expense was $1,064,250 in the three months ended June 30, 2008 as compared to $397,005 in the three months ended June 30, 2007.  The Company’s effective income tax rate was 40% in the first quarter of 2008 as compared to 37% in the first quarter of 2007.    The increase is a result of increased profitability in the second half of last year and positive earnings estimates for the current period. The effective tax rate in the first quarter of 2008 includes the recognition of a net deferred tax asset of $90,722. This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations in the amount of $39,454 and an income tax benefit of $133,804 related to accrued compensation benefits. The deferred tax asset reflected on the balance sheet is net of the current portion deferred tax liability arising from timing differences in depreciation in the amount of $82,486.

NOTE 9. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the three months ended June 30, 2008 and 2007:

	June 30		June 30
	2008		2007
Customer	Dollars	Percent	Dollars	Percent

Customer A	$8,046,100	69%	$2,536,111	39%
Customer B	1,552,084	13%	1,258,567	19%

NOTE 10. COMMITMENT AND CONTINGENCIES

Leases

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the quarters ended June 30, 2008 and 2007, the Company’s rent expenses were $112,500 and $109,625, respectively. Since the Company consolidated the operations of WM Realty pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company also has leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts (“Fitchburg Lease”) from an unaffiliated lessor. The lease provides for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expires in February 2009, and is renewable for a five year term. The company’s rent expense for this facility was $12,528 for the three months ended June 30, 2008. The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments under the Company’s real property leases are as follows:

Year Ended June 30,	Amount

Operating Lease- Fitchburg Lease
2009	$33,408

Total	$33,408

Lease Payments to WM Realty

2009	450,000
2010	450,000
2011	450,000
2012	450,000
2013	450,000
2014-2018	2,250,000
2019-2022	1,650,000

Total	$6,150,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Risk Factors” in Item 1 and “Management’s Discussion and Analysis” in our Form 10-KSB for the year ended March 31, 2008 and this Item 2 in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to economic downturn in the U.S. and global economies, to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations - cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations – CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

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

A significant portion of our revenue is generated by a small number of customers. For the three months ended June 30, 2008, GT Solar accounted for 69% of our sales and BAE Systems accounted for 13% of our sales.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. In the past, our contracts generally called for one or a limited number of units, and once we complete our work on a contract, we generally do not receive subsequent orders for the same product. Although some of our contracts contemplate the manufacture of one or a limited number of units, we have are seeking more long-term projects with a more predictable cost structure, and we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. As a result of the implementation of this strategy, in the quarter ended June 30, 2008, our sales and net income were $11,658,134 and $1,571,696 respectively, as compared to revenues of $6,553,112 and a net income of $684,827, respectively, for the corresponding period of the previous fiscal year. Our gross margin for the three month period ended June 30, 2008 was 29% as compared to 26% in the quarter ended June 30, 2007.

Because our revenues are derived from the sale of goods manufactured pursuant to contracts and we do not sell from inventory, it is necessary for us to constantly seek new contracts. We are also seeking to market our manufacturing services to other customers in order to lessen our dependence on one or two major customers. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in the scope of a contract may impact the revenue we receive under the contract and the allocation of manpower.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. Because we have certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we have the qualifications to benefit from any increased activity in the nuclear sector that may result. One of our customers is currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems. We also see the fabrication of medical isotopes storage systems as a potential business area. However, revenues derived from the nuclear industry were insignificant for the quarter ended June 30, 2008 and do not constitute a significant portion of our backlog at March 31, 2009. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

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

As of June 30, 2008, we had a backlog of firm orders totaling approximately $52.8 million.  We anticipate that a significant amount of this backlog will be shipped during the year ended March 31, 2009 and the remainder in the year ended March 31, 2010. The backlog includes orders for more than $1.0 million from four customers in addition to GT Solar, which accounts for approximately 80% of our backlog.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the quarter ended June 30, 2008 from the assumptions, estimates and judgments used in the preparation of our audited financial statements, for the year ended March 31, 2008.

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

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As a result of the change in ownership resulting for the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry forward pursuant to Section 382 of the Internal Revenue Code and the treasury regulations is limited to approximately $39,455.

Results of Operations
Three Months Ended June, 2008 and 2007
(amounts in thousands)

The following table sets forth information from our statements of operations for the quarters ended June 30, 2008 and 2007, in dollars and as a percentage of revenue:

					Change from Quarter
	Quarter Ended June 30				Ended June 30, 2007
	2008		2007		to June 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands except per share amounts)
Net sales	$11,658	100.0%	$6,553	100.0%	$5,105	77.9%
Cost of sales	8,278	71.0%	4,877	74.4%	3,401	69.7%

Gross profit	3,380	29.0%	1,676	25.6%	1,704	101.7%
Operating expenses:
Salaries and related expenses	435	3.7%	344	5.2%	91	26.5%
Professional fees	47	0.4%	44	0.7%	3	6.8%
Selling, general and administrative	139	1.2%	71	1.1%	68	95.8%

Total operating expenses	621	5.3%	459	7.0%	162	35.3%

Income from operations	2,759	23.7%	1,217	18.6%	1,542	126.7%

Other income (expenses)
Interest expense	(119)	(1.0)%	(132)	(2.0)%	13	9.8%
Interest income	-		-	0.0%	-	-%
Finance costs	(4)	0.0%	(3)	0.0%	(1)	33.8%

Total other income (expense)	(123)	(1.1)%	(135)	(2.1)%	12	(8.9)%

Income (loss) before income taxes	2,636	22.6%	1,082	16.5%	1,554	143.6%
Provision for income taxes	(1,064)	(9.1)%	(397)	(6.1)%	(667)	168.0%

Net income	$1,572	13.5%	$685	10.5%	$887	129.5%

Sales increased by $5,105, or 77.9%, from $6,553 for the quarter ended June 30, 2007 (the “June 2007 Quarter”) to $11,658 for the quarter ended June 30, 2008 (the “June 2008 Quarter”). The increase in sales resulted from an increase of $5,510, or 217%, in sales to GT Solar from $2,536 in the June 2007 Quarter to $8,046 in the June 2008 Quarter. Because of the work we performed for GT Solar, our sales to other customers declined slightly from the June 2007 Quarter to the June 2008 Quarter.

Our cost of sales for the June 2008 Quarter increased by $3,401 to $8,278, an increase of 69.7%, from $4,877 for quarter ended June 30, 2007. The increase in cost of sales reflected the increase in sales and gross margin, with the result that our gross margin increased from 25.6% to 29.0%. With our marketing efforts focused on long range contracts with more predictable cost structures and avoiding projects that we believe are not likely to generate an adequate margin we were able to significantly improve our gross margin. More efficient manufacturing procedures additionally contributed to our increased profitability.

Our payroll and related costs were $435 for the quarter ended June 30, 2008 as compared to $344 for the quarter ended June 30, 2007. The $91 (26.5%) increase in payroll was partly attributable to the increased sales and related compensation of as well as bonuses to our senior executive officers and the chief executive officer of Ranor of $88 for the year ended March 31, 2008 which were awarded during the June 2008 Quarter.

Professional fees remained relatively constant, increasing from $44 for the June 2007 Quarter to $47 for the June 2008 Quarter.

Selling, administrative and other expenses for the June 2008 Quarter $139 as compared to $71 for June 2007 Quarter, an increase of $68 or 95.8%. This increase reflected in part additional costs which we incurred when our stock became publicly traded in November 2007, as well as additional expense incurred as a result of the overall increase in our business.

Interest expense for the June 2008 Quarter was $119 as compared to $132 for the June 2007 Quarter. The reduction of $14 (10.3%) is a result of the repayment of the principal and decrease in the amount of the long-term debt of Ranor.

Income tax expense was $1,064 in the June 2008 Quarter as compared to $397 in the June 2007 Quarter.  Our effective income tax rate was 40% in the June 2008 Quarter as compared to 37% in the June 2007 Quarter.    The increase is a result of increased profitability in the second half of last year and positive earnings estimates for the current period. The effective tax rate in the June 2008 Quarter includes the recognition of a net deferred tax asset of $91. This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations in the amount of $39 and an income tax benefit of $134 related to accrued compensation benefits. The deferred tax asset reflected on the balance sheet is net of the current portion deferred tax liability arising from timing differences in depreciation in the amount of $82.

As a result of the foregoing, our net income was $1,572 ($ 0.12 per share basic and $0.06 per share diluted) for the June 2008 Quarter, as compared to $685 ($0.07 per share basic and $0.04 per share diluted) for June 2007 Quarter as result of the factors described above.

Liquidity and Capital Resources

At June 30, 2008, we had net working capital of $7,796 as compared with $6,392, at March 31, 2008. The increase of $1,404 (22%) reflects the increased level and profitability of our business. The following table sets forth information as to the principal changes in the components of our working capital.

Category	June 30,	March 31,	March 31 to June 30, 2008
	2008	2008	Amount	Change

Cash and cash equivalents	$3,774	$2,853	$921	32.3%
Accounts receivable, net	6,401	4,509	1,892	42.0%
Costs Incurred on uncompleted contracts	2,755	4,299	(1,544)	(35.9)%
Inventories	253	196	57	29.1%
Deferred tax asset	91	-	91	-
Prepaid expenses	252	1,039	(787)	(75.7)%
Accounts payable	2,039	991	1,048	105.8%
Accrued expenses	1,748	1,481	267	18.0%
Progress billings in excess of
cost of uncompleted contracts	1,328	3,419	-2,091	(61.2)%
Current maturity of long-term debt	614	614	-	-%
Total current assets	13,525	12,895	630	4.9%
Total current liabilities	5,729	6,504	(775)	(11.9)%
Net working capital	7,796	6,392	1,404	22.0%

The cash flow from operations was $1,225 for the June 2008 Quarter as compared to $44 in June 2007 Quarter. The increase of in cash flows from operations of $1,181 or 2687% was the net effect of an increase in the net profits and decrease in costs incurred on uncompleted contracts. The net cash used in financing activities was $30 for the quarter ended June 30, 2008 as compared to outflow of $193 for the quarter ended June 30, 2007. The $143 principal payment of the Sovereign bank notes and $2 auto loans were more than offset by $170 of cash received from the exercise of warrants. In addition, since our financial statements include the operations of WM Realty, our cash flows include the cash flows of WM Realty. During the quarter ended June 30, 2008, WM Realty made mortgage principal reduction payments totaling $9, and made net distributions of $47 to its members.

We invested $124 and $63 in property plant and equipment during the quarters ended June 30, 2008 and 2007, respectively. We made a deposit of $150 with manufacturers to acquire additional equipment in 2008.

As a result of cash flows from operations, our cash balance increased by $921 (32.3%) from $2,853 on March 31, 2008 to $3,774, on June 30, 2008.

As part of the October 2006 refinancing of the mortgage given by WM Realty on the property leased by us, a new mortgage of $3,200 was placed on the property and the existing mortgage of $3,100 was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $21,000. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full on November 1, 2016. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

During the June 2008 Quarter, WM Realty had a net income of $33. The accumulated deficit of WM Realty was $163, as of June 30, 2008. During the quarter ended June 30, 2008, WM Realty made net capital distributions of $47 to its members.

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

The term note is due on March 1, 2013, and is payable in quarterly installments of $143. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At June 30, 2008 the principal balance due on our term loan to Sovereign Bank was approximately $2,714. The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2.0 million or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At June 30, 2008, there were no borrowings under the line and maximum available under the borrowing formula was $2.0 million.

Under our capital expenditures facility, we may borrow up to $3.0 million with interest at prime plus ½%, with interest only payable until November 30, 2008 and thereafter at the bank’s cost of funds rate related to its wholesale liabilities. The principal is to be amortized over a five-year term commencing December 1, 2008. As of June 30, 2008, we had not borrowed any money under this facility.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

While we believe that the $2.0 million revolving credit facility, which remained unused as of June 30, 2008 and terminates in June 2009, our $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2009, it is possible that we may require additional funds to the extent that we expand our facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

On December 7, 2007, Ranor acquired all the equipment Vertex Tool and Die, Inc for $150,000 and assumed Vertex’s real property lease obligation. The current lease expires on February 28, 2009, and Ranor has the option to extend the lease for an additional term of five years. We have the option to purchase the leased property at market price.

We contemplate that we will expand our business during the next twelve months. Although we may use the bank facilities for this purpose, we may require additional financing as well. We can give no assurance that the necessary financing will be available.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6 - EXHIBITS

31.1   Rule 13a-14(a) certification of chief executive officer
31.2   Rule 13a-14(a) certification of chief financial officer
32.1   Section 1350 certification of chief executive and chief financial officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: August 14, 2008	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: August 14, 2008	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer