Form 10-Q
period 2008-09-30
TECHPRECISION CORP
filed 2008-11-05
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at October 21, 2008 was 13,907,513.

Table of Contents
TECHPRECISION CORPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and March 31, 2008	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements	6

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION	28

Item 2.	Unregistered sales of equity securities and use of proceeds

Item 6.	Exhibits	28

SIGNATURES

EXHIBIT INDEX

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30,	March 31,
	2008 (unaudited)	2008 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,719,359	$2,852,676
Accounts receivable, less allowance for doubtful accounts of $25,000	3,292,658	4,509,336
Costs incurred on uncompleted contracts, in excess of progress billings	2,526,301	4,298,683
Inventories- raw materials	307,415	195,506
Deferred Income taxes	76,369	-
Prepaid expenses	2,615,004	1,039,117
Total current assets	18,537,106	12,895,318
Property, plant and equipment, net	2,681,294	2,810,981
Deposit on fixed assets	390,000	240,000
Deferred loan cost, net	113,610	121,692
Total Assets	$21,722,010	$16,067,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,379,280	$990,533
Accrued expenses	2,803,541	1,480,507
Progress billings in excess of cost of uncompleted contracts	1,542,899	3,418,898
Current maturity of long-term debt	614,477	613,832
Total current liabilities	8,340,197	6,503,770
Notes payable- noncurrent	5,098,265	5,404,981
Total liabilities	13,438,462	11,908,751
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock, with 6,324,974 shares issued and outstanding at September 30, 2008 and 7,018,064 at March 31, 2008	2,297,432	2,542,643
Common stock -par value $.0001 per share, authorized — 90,000,000 shares, issued and outstanding — 13,868,995 shares at September 30, 2008 and 12,572,995 shares at March 31, 2008	1,390	1,259
Paid in capital	2,946,484	2,624,892
Retained Earnings (accumulated deficit)	3,038,242	(1,009,554)
Total Stockholders’ Equity	8,283,548	4,159,240
Total liabilities and shareholders’ equity	$21,722,010	$16,067,991

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$13,601,010	$6,370,834	$25,259,144	$12,923,946
Cost of sales	8,588,210	4,871,752	16,866,013	9,749,324

Gross profit	5,012,800	1,499,082	8,393,131	3,174,622
Operating expenses:
Salaries and related expenses	322,035	247,494	757,130	591,784
Professional fees	72,782	185,323	120,469	229,368
Selling, general and administrative	150,138	80,169	289,134	150,789
Total operating expenses	544,955	512,986	1,166,733	971,941
Income from operations	4,467,845	986,096	7,226,398	2,202,681

Other income (expenses)
Interest expense	(115,090)	(133,223)	(233,871)	(265,661)
Interest income	-	191	-	466
Finance costs	(4,687)	(2,589)	(8,513)	(5,179)

Total other income (expense)	(119,777)	(135,621)	(242,384)	(270,374)

Income (loss) before income taxes	4,348,068	850,475	6,984,014	1,932,307

Provision for income taxes	(1,871,968)	(249,229)	(2,936,218)	(646,234)

Net income (loss)	$2,476,100	$601,246	$4,047,796	$1,286,073

Net income (loss) per share of common stock (basic)	$0.18	$0.06	$0.30	$0.13
Net income (loss) per share (fully diluted)	$0.09	$0.03	$0.15	$0.07
Weighted average number of shares outstanding (basic)	13,823,245	10,051,557	13,379,358	10,051,557
Weighted average number of shares outstanding (fully diluted)	26,978,330	19,313,683	26,736,678	19,313,683

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED SEPTEMBER 30, (unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,047,796	$1,286,073
Non cash items included in net loss:
Depreciation and amortization	275,378	235,103
Shares issued for services	-	720
Increase in deferred tax asset	(133,999)	-

Changes in operating assets and liabilities:
Accounts receivable	1,216,678	(447,296)
Inventory	(111,909)	(6,443)
Costs incurred on uncompleted contracts	313,021	(2,047,595)
Prepaid expenses	(1,575,887)	(1,284,748)
Accounts payable	2,388,747	481,830
Accrued expenses	1,323,035	311,880
Customer advances	(416,638)	3,354,320

Net cash provided by operating activities	7,383,852	1,883,844

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(137,609)	(128,999)
Deposits on equipment	(150,000)	-
Net cash used in investing activities	(287,609)	(128,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution of WM Realty equity	(93,548)	(21,000)
Exercise of warrants	170,060	-
Payment of notes	(306,072)	(305,813)
Loan from stockholder	-	(60,000)
Net cash provided by (used in) financing activities	(229,560)	(386,813)

Net increase in cash and cash equivalents	6,866,683	1,368,032
CASH AND CASH EQUIVALENTS, beginning of period	2,852,676	1,443,998
CASH AND CASH EQUIVALENTS, end of period	$9,719,359	$2,812,030

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED SEPTEMBER 30,
(Continued)

	Years ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the six months ended September 30, 2008 for:
Interest expense	$236,276	$265,661
Income taxes	$1,621,138	$646,234

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Six months Ended September 30, 2008

1.
During the six months ended September 30, 2008, the Company issued 906,000 shares of common stock upon conversion of 673,090 shares of series A preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180.

2.	During the six months ended September 30, 2008, the Company issued 390,000 shares of common stock upon exercise of 390,000 warrants having an exercise price of $.43605.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Techprecision Corporation (“Techprecision”, the “Company”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to Techprecision Corporation on March 6, 2006. Techprecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation. Techprecision and Ranor are collectively referred to as the “Company.”

The Company manufactures metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

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

Variable Interest Entity

The Company has consolidated WM Realty Management LLC (“WM Realty”), a variable interest entity that entered into a sale and leaseback contract with the Company in 2006, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

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

New Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective, commencing with the fiscal year ending March 31, 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the anticipated effect, if any, of the adoption of this standard, which will become effective with the fiscal year ending March 31, 2010.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Company believes that this Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company believes that this Statement will not have any impact on the Company’s consolidated financial statements.

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

NOTE 3. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method. The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth the reconciliation between costs incurred on uncompleted contracts and billings on uncompleted contracts at September 30, 2008:

September 30, 2008
Cost incurred on uncompleted contracts, beginning balance	$10,633,862
Total cost incurred on contracts during the period	16,500,284
Less cost of sales, during the period	(16,813,305)

Cost incurred on uncompleted contracts, ending balance	$10,320,841

Billings on uncompleted contracts, beginning balance	$6,355,179
Plus: Total billings incurred on contracts in progress	26,698,505
Less: Contracts recognized as revenues, during the period	(25,259,144)

Billings on uncompleted contracts, ending balance	$7,794,540

Cost incurred on uncompleted contracts, ending balance	$10,320,841
Billings on uncompleted contracts, net of deferred revenue	(7,794,540)

Costs incurred on uncompleted contracts, in excess of progress billings	$2,526,301

As of September 30, 2008, the Company had progress billings in excess of cost of uncompleted contracts (i.e. customer prepayments and deferred revenues) totaling $1,542,899.

NOTE 4. PREPAID EXPENSES

As of September 30, 2008 and March 31, 2008, the prepaid expenses included the following:

	September 30, 2008	March 31, 2008
Prepayments on materials	$2,446,063	$882,739
Insurance	108,835	145,338
Equipment maintenance	35,592	6,602
Miscellaneous	21,173	-
Real estate taxes	3,341	4,438
Total	$2,615,004	$1,039,117

The increase in prepayments on materials reflects cash payments to vendors for steel to be used in current contracts.

NOTE 5. LONG-TERM DEBT

The following debt obligations, outstanding on September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
1. Long-term debt issued on February 24, 2006:

Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$2,571,429	$2,857,142
2. Long-term mortgage loan issued on October 4, 2006:
Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate 6.75%, monthly interest and principal payment $20,955. The amortization is based on a 30- year term. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.	3,136,443	3,154,171
3. Automobile Loan:
Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	4,870	7,500

Total long-term debt	5,712,742	6,018,813
Principal payments due within one year	614,477	613,832

Principal payments due after one year	$5,098,265	$5,404,981

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank. Pursuant to the agreement, the bank has granted Ranor a term loan of $4,000,000 (“Term Note”) and extended Ranor a line of credit of $1,000,000, with an initial interest rate of 9%. In February 2007, Ranor entered into an amendment to the agreement with the bank which (i) reduced the interest rate from prime plus 1½% to prime plus 1% and increased the revolving credit line of $2,000,000 (“Revolving Note’) and (ii) provided for Ranor to borrow up to $500,000 in order to finance capital expenditures. Under this capital expenditures facility, Ranor was able to borrow up to $500,000 until the February 1, 2008. On November 30, 2007, Ranor and the bank entered into second amendment to the loan agreement pursuant to which the capital expenditure line was increased to $3,000,000, which is available to Ranor until November 30, 2008. Any borrowings under the capital expenditures line are amortized over five years, commencing December 1, 2008. The interest on the capital expenditure loans is equal to the prime plus ½% per annum through November 30, 2008. After November 2008, the interest is charged on the outstanding balance of the capital expenditures loan at the annual rate that the bank offers to pay for its wholesale liabilities, adjusted for reserve requirement, plus 2.25% (“Cost of Fund Rate”). As of September 30, 2008 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line. Any outstanding principal or accrued interest has to be paid off on or before November 2013, the maturity date.

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Ranor’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There is no prepayment penalty thereafter. Since the Term Note was issued in February 2008, the prepayment penalty is currently 1% and will continue at that rate until February 24, 2009, at which time there will no longer be a prepayment penalty. Ranor is prohibited from issuing any additional equity interest (except to Techprecision), or redeem, retire, purchase or otherwise acquire for value any equity interests; Ranor pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2:1 at the end of each fiscal quarter. Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.

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

As of September 30, 2008, the maturities of long-term debt were as follows:

Year ending September 30,

2009	$614,477
2010	612,303
2011	615,190
2012	618,280
Due after 2012	3,252,492

Total	$5,712,742

NOTE 6. CAPITAL STOCK

The Company had 13,868,995 shares of common stock outstanding at September 30, 2008 and 12,572,995 shares of common stock outstanding at March 31, 2008.

The Company had 6,324,974 and 7,018,064 shares of series A preferred stock outstanding at September 30, 2008 and March 31, 2008. Each share of preferred stock is convertible into 1.3072 shares of common stock, subject to adjustment. During the six months ended September 30, 2008, 693,090 shares of series A preferred stock were converted into 906,000 shares of common stock.

Common Stock Purchase Warrants

In February 2006, the Company sold to an investor, for $2,200,000, (a) 7,719,250 shares of series A convertible preferred stock and (b) warrants to purchase 11,220,000 shares of common stock. The warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011.

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

During the six months ended September 30, 2008, the Company issued 390,000 shares of common stock upon exercise of warrants having an exercise price of $.43605 per share. At September 30, 2008, there were outstanding warrants to purchase 9,320,000 shares of common stock.

Stock options

During the six months ended September 30, 2008, no stock options were granted and no stock options were exercised. As of September 30, 2008 and March 31, 2008, stock options to purchase 432,659 shares of common stock were outstanding.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income per share of common stock is computed on the basis of the weighted-average number of common shares outstanding plus the effect of convertible preferred stock, preferred shareholders and other warrants and share-based compensation using the treasury stock method.

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$2,476,100	$601,246	$4,047,796	$1,286,073

Weighted average number of shares outstanding (basic)	13,823,245	10,051,557	13,379,358	10,051,557
Effect of dilutive stock options, warrants and preferred stock	13,155,085	9,262,126	13,357,320	9,262,126
Weighted average number of shares outstanding (fully diluted)	26,978,330	19,313,683	26,736,678	19,313,683
Net income (loss) per share of common stock (basic)	$0.18	$0.06	$0.30	$0.13
Net income (loss) per share (fully diluted)	$0.09	$0.03	$0.15	$0.07

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

During the six months ended September 30, 2008, an evaluation of recent historical profitability and growth in the last two quarters of the year ended March 31, 2008 and an increase in current and projected market demand and future customer production schedules for the coming year led us to significantly revise the near-term projected future operating results of our operations.

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of September 30, 2008, based on the revised near-term projected future operating results.  We concluded that it is “more likely than not” that we will realize our short term net deferred tax assets and thus recorded an income tax benefit in the six months ended September 30, 2008 of $76,369 to establish a provision for these assets.

If, in the future, we do not generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the increase of the valuation allowance.

Income tax expense was $2,936,218 in the six months ended September 30, 2008 as compared with $646,234 in the six months ended September 30, 2007.  The Company’s estimated effective income tax rate was 42% in the six months ended September 30, 2008 as compared with 33.4% in the six months ended September 30, 2007.     The effective tax rate in the six months ended September 30, 2008 includes the recognition of a net deferred tax asset of $76,369. This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations, and an income tax benefit related to accrued compensation benefits, and the current portion of deferred tax liability arising from timing differences in depreciation.

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

The following table sets forth information as to sales from those customers that accounted for more than 10% of our revenue in the six months ended September 30, 2008 and 2007:

	September 30		September 30
	2008		2007
Customer	Dollars	Percent	Dollars	Percent

Customer A	$16,440,122	65%	$5,552,179	43%
Customer B	3,684,978	15%	2,521,970	20%

NOTE 10. COMMITMENT AND CONTINGENCIES

Leases

Ranor, Inc. leases its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the quarters ended September 30, 2008 and 2007, the Company’s rent expenses were $225,000 and $222,000, respectively. Since the Company consolidated the operations of WM Realty pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company also leases approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts (“Fitchburg Lease”) from an unaffiliated lessor. The lease provides for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expires in February 2009, and is renewable for a five year term. The company’s rent expense for this facility was $28,342 for the six months ended September 30, 2008. The Company has the option to purchase the property at the appraised market value.

The minimum future lease payments under the Company’s real property leases are as follows:

For the Twelve Months Ended September 30,	Amount

Operating Lease- Fitchburg Lease
2009	$24,206

Total	$24,206

Lease Payments to WM Realty

2009	450,000
2010	450,000
2011	450,000
2012	450,000
2013	450,000
2014-2018	2,250,000
2019-2022	1,537,500

Total	$6,037,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Risk Factors” in Item 1 and “Management’s Discussion and Analysis” in our Form 10-KSB for the year ended March 31, 2008 and this Item 2 in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to economic downturn in the U.S. and global economies, to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to finance any expansion of our facilities, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

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

The capital goods market experienced a slow down due to industry over build of product in the late 1990’s coupled together with the events of September 11, 2001. However, over the last several years, and based on recent project inquiries, recent projects awarded and current customer demands for our services and our backlog, we believe the market has rebounded. However, we could be affected by recessionary pressures to the extent that they affect the requirements of our customers, including the effects of the current economic decline which has affected both the domestic and international economy. Further, since our largest customer is in the solar industry, to the extent that changes in the prices of oil affect the need for the development of solar-based technologies, our business could be affected by the market for these products.

A significant portion of our revenue is generated by a small number of customers. For the six months ended September 30, 2008, GT Solar accounted for 65% of our sales and BAE Systems accounted for 15% of our sales.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance and our financial condition. We believe, based on increased requests for quotations, that there is an increasing demand for services of the type which we perform. We have changed the manner in which we treat potential business. In the past, our contracts generally called for one or a limited number of units, and once we complete our work on a contract, we generally do not receive subsequent orders for the same product. Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure, and we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. As a result of the implementation of this strategy, in the quarter ended September 30, 2008, our sales and net income were $13,601,010 and $2,476,100, respectively, as compared with sales of $6,370,834 and net income of $601,246, respectively, for the corresponding period of the previous fiscal year. Our gross margin for the three-month period ended September 30, 2008 was 37% as compared to 24% in the quarter ended September 30, 2007. In the six months ended September 30, 2008, our sales and net income were $25,259,144 and $4,047,796, respectively, as compared with sales of $12,923,946 and net income of $1,286,073, respectively, for the corresponding period of the previous fiscal year. Our gross margin for the six-month period ended September 30, 2008 was 33% as compared to 24% in the six-month period ended September 30, 2007. The gross margin improvement was largely attributable to the reversal of an accrual on a contract that was taken in a prior period and the sale of scrap metal.

Because our revenues are derived from the sale of goods manufactured pursuant to contracts and we do not sell from inventory, it is necessary for us to constantly seek new contracts. We are also seeking to market our manufacturing services to other customers in order to lessen our dependence on one or two major customers, although, as noted above, our two largest customers accounted for approximately 80% of our revenue. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in the scope of a contract may impact the revenue we receive under the contract and the allocation of manpower.

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

We believe that nuclear power may become an increasingly important source of energy. Because we have certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we have the qualifications to benefit from any increased activity in the nuclear sector that may result. One of our customers is currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems. We also see the fabrication of medical isotopes storage systems as a potential business area. However, revenues derived from the nuclear industry were insignificant for the quarter ended September 30, 2008 and do not constitute a significant portion of our backlog. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

Further, because of the recent decline in oil prices as well as the problems facing the economy generally, the demand for products in alternative energy, including both solar and nuclear, may be uncertain. Although we believe that over the long term, the alternative energy segment will expand, we are trying to address the potential current reduced demand in the alternative industry by diversifying into other industries. However, we have recently experienced a slow-down in delivery schedules for orders placed by our customers, particularly in the solar industry. We anticipate that the slowdown will affect our revenues and net income beginning in the second half of fiscal 2009.

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

As of September 30, 2008, we had a backlog of firm orders totaling approximately $45.5 million.  We anticipate that a portion of this backlog will be shipped during the year ended March 31, 2009 and the remainder in the year ended March 31, 2010. The backlog includes orders for about $8.0 million from three customers in addition to GT Solar, which accounts for approximately 73% of our September 30, 2008 backlog.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the quarter ended September 30, 2008 from the assumptions, estimates and judgments used in the preparation of our audited financial statements, for the year ended March 31, 2008.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

Sales and cost of sales are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collection prospects are reasonable.

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

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As a result of the change in ownership resulting for the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry forward pursuant to Section 382 of the Internal Revenue Code and the treasury regulations is limited to approximately $88,662.

Results of Operations
(amounts in thousands)

Three months Ended September, 2008 and 2007

The following table sets forth information from our statements of operations for the quarters ended September 30, 2008 and 2007, in dollars and as a percentage of sales:

Results of Operations
(amounts in thousands)

Three months Ended September, 2008 and 2007

The following table sets forth information from our statements of operations for the quarters ended September 30, 2008 and 2007, in dollars and as a percentage of sales:

					Change from Quarter
	Quarter Ended September 30				Ended September 30, 2007
	2008		2007		to September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands except per share amounts)
Net sales	$13,601	100.0%	$6,370	100.0%	$7,231	113.5%
Cost of sales	8,588	63.1%	4,872	76.5%	3,716	76.3%

Gross profit	5,013	36.9%	1,498	23.5%	3,515	234.6%
Operating expenses:
Salaries and related expenses	322	2.4%	247	3.9%	75	30.4%

Professional fees	73	0.6%	185	2.9%	(112)	(60.5)%
Selling, general and administrative	150	1.0%	80	1.3%	70	87.5%

Total operating expenses	545	4.0%	512	8.0%	33	6.4%

Income from operations	4,468	32.9%	986	15.5%	3,482	353.1%

Other income (expenses)

Interest expense	(115)	(1.0)%	(133)	(2.1)%	18	(13.5)%

Finance costs	(5)	0.0%	(3)	0.1%	(2)	66.7%

Total other income (expense)	(120)	(1.0)%	(136)	(2.2)%	16	(11.8)%

Income (loss) before income taxes	4,348	32.0%	850	13.3%	3,498	411.5%

Provision for income taxes	(1,872)	(13.8)%	(249)	(3.9)%	(1,622)	651.8%

Net income	$2,476	18.2%	$601	9.4%	$1,875	312.0%

Sales increased by $7,231, or 113.5%, from $6,370 for the quarter ended September 30, 2007 (the “September 2007 Quarter”) to $13,601 for the quarter ended September 30, 2008 (the “September 2008 Quarter”). The increase in sales was primarily the result of an increase of $5,378, or 178%, in sales to GT Solar from $3,016 in the September 2007 Quarter to $8,394 in the September 2008 Quarter.

Our cost of sales for the September 2008 Quarter increased by $3,716 to $8,588, an increase of 76.3%, from $4,871 the September 2007 Quarter. The increase in cost of sales reflected the increase in both sales and gross margin. Our gross margin increased from 23.5% to 36.9%, this improvement was largely attributable to the reversal of an accrual on a contract that was taken in a prior period and the sale of scrap metal, along with the results of our marketing efforts that focused on the development of long range contracts that generated more predictable cost structures.

Our payroll and related costs were $322 for the September 2008 Quarter as compared with $247 for the September 2007 Quarter. The $75 (30.4%) rise in payroll was attributable to increase in both executive compensation and office salaries.

Professional fees decreased by $112 from $185 in the September 2007 Quarter to $73 in September 2008 Quarter as a result of the reduced regulatory filing.

Selling, administrative and other expenses for the September 2008 Quarter were $150 as compared with $80 for September 2007 Quarter, an increase of $70 or 87.5%. This increase reflected in part additional costs which we incurred as a public company, following the commencement of trading in November 2007, as well as additional expense incurred as a result of the overall increase in our business.

Interest expense and amortization of deferred loan costs for the September 2008 Quarter was $120 as compared with $136 for the September 2007 Quarter. The reduction of $16 (11.8%) is a result of the repayment of the principal and decrease in the amount of the long-term debt of Ranor.

Income tax expense was $1,871 in the September 2008 Quarter as compared with $249 in the September 2007 Quarter.  Our effective income tax rate was 43.1% in the September 2008 Quarter as compared to 29.3% in the September 2007 Quarter.  The increase in effective income tax rate was primarily due to the application of higher statutory marginal tax rates.

As a result of the foregoing, our net income increased by $1,875 or 312%. The net income was $2,476 ($ 0.18 per share basic and $0.09 per share diluted) for the September 2008 Quarter, as compared with $601 ($0.06 per share basic and $0.03 per share diluted) for September 2007 Quarter.

Six Months Ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the six months ended September 30, 2008 and 2007, in dollars and as a percentage of sales:

					Change from Six Months
	Six Months Ended September 30				Ended September 30, 2007
	2008		2007		to September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands except per share amounts)
Net sales	$25,259	100.0%	$12,924	100.0%	$12,335	95.4%
Cost of sales	16,866	66.8%	9,749	75.4%	7,117	73.0%

Gross profit	8,393	33.2%	3,175	24.6%	5,218	164.3%
Operating expenses:
Salaries and related expenses	757	3.0%	592	4.6%	165	27.9%

Professional fees	120	0.5%	229	1.8%	(109)	(47.6)%
Selling, general and administrative	289	1.1%	151	1.2%	138	91.4%

Total operating expenses	1,166	4.6%	972	7.5%	194	20.0%

Income from operations	7,227	28.6%	2,203	17.0%	5,024	228.1%

Other income (expenses)

Interest expense	(234)	(1.0)%	(266)	(2.1)%	32	(12.0)%

Finance costs	(9)	0.0%	(5)	0.0%	(4)	80.0%

Total other income (expense)	(243)	(1.0)%	(271)	(2.1)%	28	(10.3)%

Income (loss) before income taxes	6,984	27.6%	1,932	15.0%	5,052	261.5%

Provision for income taxes	(2,936)	(11.6)%	(646)	(5.0)%	(2,290)	354.5%

Net income	$4,048	16.0%	$1,286	10.0%	$2,762	214.5%

Sales increased by $12,335 or 95.4%, from $12,924 for the six months ended September 30, 2007 (the “September 2007 Period”) to $25,259 for the six months ended September 30, 2008 (the “September 2008 Period”). This increase in sales reflected improved market conditions for capital goods and increasing acceptance of us as a contract manufacturer for major projects. The rise in sales was primarily the result of an increase of $10,888 or 196%, in sales to GT Solar from $5,552 in the September 2007 Period to $16,440 in the September 2008 Period.

Our cost of sales for the September 2008 Period increased by $7,117 to $16,866 an increase of 73%, from $9,749 for the September 2007 Period. The increase in cost of sales was less than the increase in sales, resulting in an improvement in the gross margin from 24.6% to 33.2%. This improvement was largely attributable to the reversal of an accrual on a contract that was taken in a prior period and the sale of scrap metal, along with the results of our marketing efforts that focused on the development of long range contracts that generated more predictable cost structures.

Our payroll and related costs were $757 for the September 2008 Period as compared with $592 for the September 2007 Period. The $165 (27.9%) increase in payroll was increase in payroll was attributable to the increased compensation of the officers ($110) and office personnel ($51).

Professional fees decreased by $109 (47.6%) from $229 in the September 2007 Period to $120 in the September 2008 Period. This decrease was attributable to reduced fees related to regulatory filings.

Total selling, administrative and other expenses for the September 2008 Period were $289 as compared to $151 for the September 2007 Period, an increase of $138, or 91.4%. This increase reflected in part additional costs which we incurred as a public company, following the commencement of trading in November 2007, as well as additional expense incurred as a result of the overall increase in our business.

Interest expense for the September 2008 Period was $234 as compared with $266 for the September 2007 period. The decrease of $32 (12%) is due to reduction in the long-term note payable of Ranor to the Sovereign Bank.

Income tax expense was $2,936 in the September 2008 Period as compared with $1,932 in the September 2007 Period.  Our effective income tax rate was 42.0% in the September 2008 Period as compared to 33.4% in the September 2007 Period.    The increase is a result of increased profitability and positive earnings estimates for the current period. The effective tax rate in the September 2008 Period includes the recognition of a net deferred tax asset of $76. This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations in the amount of $31 and an income tax benefit of $106 related to accrued compensation benefits. The deferred tax asset reflected on the balance sheet is net of the current portion deferred tax liability arising from timing differences in depreciation in the amount of $61. The increase in effective income tax rate was primarily due to the application of higher statutory marginal tax rates.

As a result of the foregoing, our net income increased by $5,052 or 261.5%. The net income was $4,048 ($ 0.30 per share basic and $0.15 per share diluted) for the September 2008 Period, as compared with $1,286 ($0.13 per share basic and $0.07 per share diluted) for September 2007 Period.

The increase in ratio of net income to sales from 10% to 16%, for the six months ended September 30, 2007 to the September 2008 period, reflects the effects a one-time sale of approximately $500 of scrap, the reversal of a previously accrued expense of $120 on a contract, and the effect of an unusually high percentage of production capacity utilization. The expected recessionary developments in the US and world economy may adversely affect the extent of our capacity utilization, in the forthcoming quarters.

Liquidity and Capital Resources

At September 30, 2008, we had net working capital of $10.197 as compared with $6,392, at March 31, 2008. The increase of $1,404 (22%) reflects the increased level and profitability of our business. The following table sets forth information as to the principal changes in the components of our working capital.

Category	September 30,	March 31,	March 31 to September 30, 2008
	2008	2008	Amount	Change
Current Assets
Cash and cash equivalents	$9,719	$2,853	$6,866	240.7%
Accounts receivable, net	3,293	4,509	(1,216)	(27)%
Costs Incurred on uncompleted contracts	2,526	4,299	(1,773)	(41.3)%
Inventories	307	196	111	56.7%
Deferred tax asset	76	-	76	-
Prepaid expenses	2,615	1,039	1,576	151.7%
Current Liabilities
Accounts payable	3,379	991	2,388	241.1%
Accrued expenses	2,804	1,481	1,323	89.3%
Progress billings in excess of
cost of uncompleted contracts	1,543	3,419	(1,876)	(54.9)%
Current maturity of long-term debt	614	614	-	-%
Net Working Capital
Total current assets	18,594	12,896	5,698	44.2%
Less: total current liabilities	8,397	6,504	1,893	29.1%

Net working capital	$10,197	$6,392	$1,405	59.5%

The cash flow from operations was $7,384 for September 2008 Period as compared with $1,884 in the September 2007 Period. The increase in cash flows from operations of $5,500, or 291%, was the net effect of an increase in the net profits and decrease in costs incurred on uncompleted contracts.

The net cash used in financing activities was $230 for the September 2008 Period as compared with cash used in operations of $386 for the September 2007 Period. The decrease in cash used in financing activities reflects the receipt of $170 from the exercise of warrants, a $60 loan from a stockholder of WM Realty in the September 2007 which was not incurred in the September 2008 period, and an increase in distribution of WM Realty equity of $73, reflecting a distribution of $94 as compared with a distribution of $21 in 2007. Because our financial statements include the operations of WM Realty, the cash flows from WM Realty are included in our consolidated financial statements.

We invested $288 and $129 in property plant and equipment during September 2008 and 2007 Periods, respectively. Our capital expenditure in the September 2008 Period includes a deposit of $150 with manufacturers to acquire additional equipment.

As a result of cash flows from operations, our cash balance increased by $6,867 (240.7%) from $2,853 on March 31, 2008 to $9,719, on September 30, 2008.

During the September 2008 Period, WM Realty had a net income of $65. The accumulated deficit of WM Realty was $129, as of September 30, 2008.

With the rapid expansion of operations our need for operating and investing cash flows has substantially increased. In addition to the costs of uncompleted contracts, our current available cash balance will be used to acquire equipment having a cost of more than $1,000 that is currently on order and or which delivery and payment are expected to be due this fiscal year.

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

The term note is due on March 1, 2013, and is payable in quarterly installments of $143. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter. At September 30, 2008 the principal balance due on our term loan to Sovereign Bank was approximately $2,571. The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2.0 million or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At September 30, 2008, there were no borrowings under the line and maximum available under the borrowing formula was $2.0 million.

Under our capital expenditures facility, we may borrow up to $3.0 million with interest at prime plus ½%, with interest only payable until November 30, 2008 and thereafter at the bank’s cost of funds rate related to its wholesale liabilities. The principal is to be amortized over a five-year term commencing December 1, 2008. As of September 30, 2008 and on the date of this report, we had not borrowed any money under this facility.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

While we believe that the $2.0 million revolving credit facility, which remained unused as of September 30, 2008 and terminates in June 2009, our $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2009, it is possible that we may require additional funds to the extent that we expand our facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

In December 2007, Ranor acquired all the equipment Vertex Tool and Die, Inc for $150 and assumed Vertex’s real property lease obligation. The current lease expires on February 28, 2009, and Ranor has the option to extend the lease for an additional term of five years. We have the option to purchase the leased property at market price.

We contemplate that we will expand our facilities during the next twelve months. Although we may use the bank facilities for this purpose, we may require additional financing as well. We can give no assurance that the necessary financing will be available.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHPRECISION CORPORATION (Registrant)

Dated: November 5, 2008	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: November 5, 2008	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer