Form 10-Q
period 2008-12-31
TECHPRECISION CORP
filed 2009-02-11
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at February 3, 2009 was 13,907,513.

Table of Contents
TECHPRECISION CORPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at December 31, 2008 (unaudited) and March 31, 2008	1

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007 (unaudited)	3 - 4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6.	Exhibits	29

SIGNATURES		30

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEET
	December 31,	March 31,
	2008 (unaudited)	2008 (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,930,042	$2,852,676
Accounts receivable, less allowance for doubtful accounts of $25,000	8,026,277	4,509,336
Costs incurred on uncompleted contracts, in excess of progress billings	3,566,624	4,298,683
Inventories- raw materials	347,279	195,506
Deferred Income taxes	24,587	-
Prepaid expenses	1,546,527	1,039,117
Total current assets	19,441,336	12,895,318
Property, plant and equipment, net	2,592,095	2,810,981
Deposit on fixed assets	854,096	240,000
Deferred loan cost, net	109,354	121,692
Total Assets	$22,996,881	$16,067,991

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,243,289	$990,533
Accrued expenses	2,083,881	1,480,507
Progress billings in excess of cost of uncompleted contracts	4,861,162	3,418,898
Current maturity of long-term debt	612,991	613,832
Total current liabilities	8,801,323	6,503,770
Notes payable- noncurrent	4,945,656	5,404,981
Total liabilities	13,746,979	11,908,751

STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred Stock,
with 6,295,508 shares issued and outstanding at December 31, 2008 and 7,018,064 at March 31, 2008	2,287,508	2,542,643
Common stock -par value $.0001 per share, authorized — 90,000,000 shares,
issued and outstanding — 13,907,513 shares at December 31, 2008 and 12,572,995 shares at March 31, 2008	1,393	1,259
Paid in capital	2,909,530	2,624,892
Retained earnings (accumulated deficit)	4,051,471	(1,009,554)
Total stockholders’ equity	9,249,902	4,159,240
Total liabilities and shareholders’ equity	$22,996,881	$16,067,991

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$8,554,978	$9,609,926	$33,814,122	$22,533,872
Cost of sales	5,932,505	7,029,905	22,798,518	16,779,229

Gross profit	2,622,473	2,580,021	11,015,604	5,754,643
Operating expenses:
Salaries and related expenses	330,701	293,752	1,087,831	885,536
Professional fees	63,847	73,737	184,316	303,105
Selling, general and administrative	144,825	134,812	433,959	285,601
Total operating expenses	539,373	502,301	1,706,106	1,474,242
Income from operations	2,083,100	2,077,720	9,309,498	4,280,401

Other income (expenses)
Interest expense	(111,052)	(124,356)	(344,923)	(390,017)
Interest income	-	11	-	(12,770)
Finance costs	(4,257)	(7,591)	(12,770)	477

Total other income (expense)	(115,309)	(131,936)	(357,693)	(402,310)

Income before income taxes	1,967,791	1,945,784	8,951,805	3,878,091
Provision for income taxes	(954,562)	(568,754)	(3,890,780)	(1,214,988)
Net income	$1,013,229	$1,377,030	$5,061,025	$2,663,103

Net income per share of common stock (basic)	$0.07	$0.12	$0.37	$0.26
Net income per share (fully diluted)	$0.04	$0.05	$0.19	$0.10
Weighted average number of shares outstanding (basic)	13,907,094	11,139,305	13,569,513	10,415,546
Weighted average number of shares outstanding (fully diluted)	24,418,115	28,623,308	26,335,421	27,899,549

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED DECEMBER 31, (unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,061,025	$2,663,103
Non cash items included in net income:
Depreciation and amortization	415,127	366,021
Shares issued for services	-	731
Increase in deferred tax asset	(24,587)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,516,941)	(2,429,603)
Inventory	(151,773)	(4,805)
Costs incurred on uncompleted contracts	(1,543,141)	(4,317,223)
Prepaid expenses	(507,410)	(679,845)
Accounts payable and accrued expenses	856,128	1,589,241
Customer advances	3,717,463	3,568,498

Net cash provided by operating activities	4,305,891	756,118

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(183,901)	(344,810)
Deposits on equipment	(614,096)	(346,316)
Net cash used in investing activities	(797,997)	(691,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution of WM Realty equity	(140,422)	(64,625)
Exercise of warrants	170,060	658,436
Payment of notes	(460,166)	(458,829)
Loan from member of WM Realty	-	(60,000)
Net cash provided by (used in) financing activities	(430,528)	74,982

Net increase in cash and cash equivalents	3,077,366	139,974
CASH AND CASH EQUIVALENTS, beginning of period	2,852,676	1,446,998
CASH AND CASH EQUIVALENTS, end of period	$5,930,042	$1,586,972

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED DECEMBER 31,
(Continued)

	Years ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the nine months ended December 31, 2008 for:
Interest expense	$344,310	$390,017
Income taxes	$3,093,195	$250,000

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Nine months ended December 31, 2008

1.
During the nine months ended December 31, 2008, the Company issued 944,518 shares of common stock upon conversion of 722,556 shares of series A convertible preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180.

2.	During the nine months ended December 31, 2008, the Company issued 390,000 shares of common stock upon exercise of warrants having an exercise price of $.43605 per share.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.

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

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), and based on the nature of the Company’s products, technology, manufacturing processes, customers and regulatory environment, the Company operates in one industry segment – metal fabrication and precision machining.  All of the Company’s operations, assets and customers are located in the United States.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective, commencing with the fiscal year ending March 31, 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 does not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3. COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method. The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth the reconciliation between costs incurred on uncompleted contracts and billings on uncompleted contracts at December 31, 2008:

December 31, 2008
Cost incurred on uncompleted contracts, beginning balance	$10,633,862
Total cost incurred on contracts during the period	24,262,284
Less cost of sales on completed contracts, during the period	(22,719,143)

Cost incurred on uncompleted contracts, ending balance	$12,177,003

Billings on uncompleted contracts, beginning balance	$6,335,179
Plus: Total billings incurred on contracts in progress	36,089,322
Less: Completed contracts recognized as revenues, during the period	(33,814,122)

Billings on uncompleted contracts, ending balance	$8,610,379

Cost incurred on uncompleted contracts, ending balance	$12,177,003
Billings on uncompleted contracts, net of deferred revenue	8,610,379
Costs incurred on uncompleted contracts, in excess of progress billings	$3,566,624

As of December 31, 2008, the Company had progress billings in excess of cost of uncompleted contracts (i.e. customer prepayments and deferred revenues) totaling $ 4,861,162.

NOTE 4. PREPAID EXPENSES

As of December 31, 2008 and March 31, 2008, the prepaid expenses included the following:

	December 31, 2008	March 31, 2008
Prepayments on materials	$1,414,428	$882,739
Insurance	98,868	145,338
Equipment maintenance	12,825	6,602
Miscellaneous	16,345	-
Real estate taxes	4,061	4,438
Total	$1,546,527	$1,039,117

The increase in prepayments on materials reflects cash payments to vendors for steel to be used in current contracts.

NOTE 5. LONG-TERM DEBT

The following debt obligations, outstanding on December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
1. Long-term debt issued on February 24, 2006:

Sovereign Bank-Secured Term note payable- 72 month 9% variable term note with quarterly principal payments of $142,857 plus interest. Final payment due on March 1, 2013	$2,428,571	$2,857,142

2. Long-term mortgage loan issued on October 4, 2006:

Amalgamated Bank mortgage loan to WM Realty- 10 years, annual interest rate 6.75%, monthly interest and principal payment $20,955. The amortization is based on a 30- year term. WM Realty Management has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.	3,127,348	3,154,171

3. Automobile Loan:

Ford Motor Credit Company-Note payable secured by a vehicle - payable in monthly installments of $552 including interest of 4.9%, commencing July 20, 2003 through June 20, 2009	2,728	7,500

Total long-term debt	5,558,647	6,018,813
Principal payments due within one year	612,991	613,832

Principal payments due after one year	$4,945,656	$5,404,981

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank.  Pursuant to the agreement, the bank has granted Ranor a term loan of $4,000,000 (“Term Note”) and extended Ranor a line of credit of $1,000,000, with an initial interest rate of 9%. Ranor and the bank entered into amendments which (i) reduced the interest rate from prime plus 1½% to prime plus 1% and increased the revolving credit line to $2,000,000 (“Revolving Note”) and (ii) provided Ranor with a capital expenditures facility of $3,000,000. Under this capital expenditures facility, Ranor is able to borrow up to $3,000,000 until November 30, 2009. The Company pays interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is either equal to the prime plus ½% or the LIBOR rate plus 3%, as the Company may elect.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2008 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line.

The Term Note is subject to covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets owned when the loan is contracted or acquired thereafter; the amount of loan outstanding at all times is limited to a borrowing base amount of the Ranor’s qualified accounts receivable and inventory; there are prepayment penalties of 3%, 2% and 1% of the outstanding principal, in the first, second and third years following the issuance date, respectively. There are no prepayment penalties thereafter.  Since the Term Note was issued in February 2006, the prepayment penalty is currently 1% and will continue at that rate until February 24, 2009, at which time there will no longer be a prepayment penalty.  Ranor is prohibited from issuing any additional equity interest (except to Techprecision), or redeem, retire, purchase or otherwise acquire for value any equity interests; Ranor pays an unused credit line fee of 0.25% of the average unused credit line amount in previous month; the earnings available to cover fixed charges are required not to be less than 120% of fixed charges for the rolling four quarters, tested at the end of each fiscal quarter; and interest coverage ratio is required to be not less than 2:1 at the end of each fiscal quarter. Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.

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

As of December 31, 2008, the maturities of long-term debt were as follows:

Year ending December 31,

2009	$612,991
2010	613,006
2011	615,943
2012	619,087
Due after 2012	3,097,620
Total	$5,558,647

NOTE 6. CAPITAL STOCK

The Company had 13,907,513 shares of common stock outstanding at December 31, 2008 and 12,572,995 shares of common stock outstanding at March 31, 2008.

Series A Convertible Preferred Stock and Common Stock Purchase Warrants

In February 2006, the Company sold to an investor, for $2,200,000, (a) 7,719,250 shares of series A convertible preferred stock and (b) warrants to purchase 11,220,000 shares of common stock.

The Company had 6,295,508 and 7,018,064 shares of series A preferred stock outstanding at December 31, 2008 and March 31, 2008.  Each share of preferred stock is convertible into 1.3072 shares of common stock, subject to adjustment.  During the nine months ended December 31, 2008, 722,556 shares of series A preferred stock were converted into 944,518 shares of common stock.

The warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011.

If, prior to February 24, 2009, the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price of the Series A Preferred Stock or the applicable exercise prices of the warrants, with certain specified exceptions, the conversion price of the Series A Preferred Stock and the exercise price of the warrants is reduced to reflect an exercise price equal to the lower price.  This adjustment does not affect the number of shares of common stock issuable upon exercise of the warrants.

During the nine months ended December 31, 2008, the Company issued 390,000 shares of common stock upon exercise of warrants having an exercise price of $.43605 per share.  At December 31, 2008, there were outstanding warrants to purchase 9,320,000 shares of common stock.

Stock options

During the nine months ended December 31, 2008, no stock options were granted and no stock options were exercised.  As of December 31, 2008 and March 31, 2008, stock options to purchase 484,159 shares of common stock were outstanding.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share of common stock is computed on the basis of the weighted-average number of common shares outstanding plus the effect of convertible preferred stock, preferred shareholders and other warrants and share-based compensation using the treasury stock method.

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$1,013,229	$1,377,030	$5,061,025	$2,663,103
Weighted average number of shares outstanding (basic)	13,907,094	11,139,305	13,569,513	10,415,546
Effect of dilutive stock options, warrants and preferred stock	10,511,021	17,415,159	12,765,907	17,484,003
Weighted average number of shares outstanding (fully diluted)	24,418,115	28,554,464	26,335,421	27,899,549
Net income per share of common stock (basic)	$0.07	$0.12	$0.37	$0.26
Net income per share (fully diluted)	$0.04	$0.05	$0.19	$0.10

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

We reviewed the likelihood that we would be able to realize the benefit of our U.S. deferred tax assets as of December 31, 2008, based on the revised near-term projected future operating results.  We concluded that it is “more likely than not” that we will realize our short term net deferred tax assets and thus recorded an income tax benefit in the nine months ended December 31, 2008 of $24,587 to establish a provision for these assets.

If, in the future, we do not generate taxable income in the U.S. on a sustained basis, our current estimate of the recoverability of our deferred tax assets could change and result in the increase of the valuation allowance.

Income tax expense was $3,890,780 in the nine months ended December 31, 2008 as compared with $1,214,988 in the nine months ended December 31, 2007.  The Company’s estimated effective income tax rate was 43.4% in the nine months ended December 31, 2008 as compared with 31.3% in the nine months ended December 31, 2007.     The effective tax rate in the nine months ended December 31, 2008 includes the recognition of a net deferred tax asset of $24,587.  This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations, and an income tax benefit related to accrued compensation benefits, and the current portion of deferred tax liability arising from timing differences in depreciation.

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

The following table sets forth information as to sales from those customers that accounted for more than 10% of our revenue in the nine months ended December 31, 2008 and 2007:

	December 31		December 31
	2008		2007
Customer	Dollars	Percent	Dollars	Percent
Customer with highest sales	$20,821,102	62%	10,140,043	45%
Customer with next highest sales	3,879,514	11%	4,324,183	19%

NOTE 10. COMMITMENT AND CONTINGENCIES

Leases

Ranor, Inc. leases its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the quarters ended December 31, 2008 and 2007, the Company’s rent expenses were $337,500 and $333,300, respectively. Since the Company consolidated the operations of WM Realty pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company also leases approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts (“Fitchburg Lease”) from an unaffiliated party. The lease provides for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expires in February 2009, and is renewable for a five year term.  The company has decided to relocate the equipment from the Fitchburg location to its Westminster facility and not renew this lease.  The company’s rent expense for this facility was $42,865 and $18,300 for the nine months ended December 31, 2008 and December 31, 2007, respectively.

The minimum future lease payments under the Company’s real property leases are as follows:

For the Twelve Months Ended December 31,	Amount

Operating Lease- Fitchburg Lease
2009	$8,352

Total	$8,352

Lease Payments to WM Realty

2009	450,000
2010	450,000
2011	450,000
2012	450,000
2013	450,000
2014-2018	2,250,000
2019-2022	1,425,000

Total	$5,925,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Risk Factors” in Item 1 and “Management’s Discussion and Analysis” in our Form 10-KSB for the year ended March 31, 2008 and this Item 2 in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to economic downturn in the U.S. and global economies, particularly as these uncertainties affect the requirements of companies for capital expenditures, to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to finance any expansion of our facilities, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations - cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations – CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services related to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

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

We have recently been and could continue to be affected by recessionary pressures. The recent economic decline has affected companies that manufacture capital goods. The difficulty in obtaining credit can affect the ability of customers and potential customers to embark on significant projects, as well as the ability of customers to expand their own business or to develop new products. Our largest customer, GT Solar, Inc. accounted for 62% of our sales during the nine month period ending December 31, 2008. This customer has reported in its SEC filings that the current tightening of credit in the financial markets may delay or prevent its customers from securing funding adequate to honor their existing contracts to purchase products, and that this could result in a decrease or cancellation of orders. Although our customer has not cancelled any orders, starting in December it has significantly reduced its monthly delivery requirements. Our sales in the solar industry could continue to be affected by any adverse trends that affect our customer.

We have recently also experienced a slow-down in delivery schedules for orders placed by our other customers, who advised us that they could have inventories in excess of their short-term needs, and their customers may also seek to delay deliveries of their products under existing contracts or to renegotiate the delivery schedules under their existing contracts. These or similar conditions affecting our customers or potential customers may result in a decrease in business or future cancellation or deferral of products which have been ordered from us.

The reduced level of business from our largest customer has affected our sales, gross profit and net income in the December 31, 2008 quarter, and we expect these factors to continue to affect us for the balance of this fiscal year, which ends March 31, 2009. We cannot assure you that we can operate profitably as a result of these factors.

To the extent that we experience a decrease in net sales, whether as a result of competitive or economic pressure on our pricing, our margins may be impacted since (i) we may not see any significant decline in cost of sales and (ii) we may incur operating inefficiencies resulting in a less efficient use of personnel. We have reduced our cost of sales and general overhead through staff reductions in order to address these matters.  Thus, we anticipate that the effects of the worldwide economic downturn are likely to continue to adversely affect our sales, gross profit and results of operations for the next several quarters, if not longer.  However, we cannot at this time quantify the effects of the downturn.

The economic conditions have also affected our accounts receivables, which increased more than $3.5 million, from approximately $4.5 million to approximately $8.0 million, or 78%. At December 31, 2008 the accounts receivables were outstanding for an average of 49 days, as compared with 35 days as of March 31, 2008. It is possible that, as our customers have their own financing difficulties, the average age of our accounts receivables may increase, which could affect our liquidity. Despite the increase in the age of our receivables, we believe that our receivables, net of the allowance for doubtful accounts of $25,000, are collectible.

Because our revenues are derived from the sale of goods manufactured pursuant to contracts and we do not sell from inventory, it is necessary for us to constantly seek new contracts. We are actively marketing our manufacturing services to other potential customers in order to lessen our dependence on one or two major customers.  Our two largest customers accounted for approximately 73% of our revenue for the nine months ended December 31, 2008.  There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in the scope of a contract and any deferrals of delivery dates may impact the revenue we receive under the contract and the allocation of manpower.

Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies.  However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

Growth Strategy

Commencing in our year ended March 31, 2007, we changed the manner in which we approach potential business. In the past, our contracts generally called for one or a limited number of units, and once we completed our work on a contract, we generally did not receive subsequent orders for the same product. Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. Our performance has improved significantly particularly over the last year largely as a result of the implementation of this strategy.

We seek to leverage our core competence as a manufacturer of high-precision, large metal fabrications to expand our business into areas which have shown increasing demand and which we believe could generate higher margins.

We believe that rising energy demands along with increasing environmental concerns are likely to continue to drive demand in the alternative energy industry, particularly the wind, solar and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector.  We believe that nuclear power may become an increasingly important source of energy. Because we have certification from the American Society of Mechanical Engineers, along with our historic relationships with suppliers in the industry, we believe that we have the qualifications to benefit from any increased activity in the nuclear sector that may result. One of our customers is currently involved in a variety of commercial nuclear reactor repairs and overhaul projects. We have manufactured several components needed to support this work. Another customer provides a complete nuclear waste storage system to commercial nuclear power plants. We manufacture lifting equipment for this company to use in these storage systems.   We also see the fabrication of medical isotopes storage systems as a potential business area.  Although recently we have received new orders, revenues derived from the nuclear industry were insignificant for the three and nine months ended December 31, 2008 and do not constitute a significant portion of our backlog. We cannot assure you that we will be able to develop any significant business from the nuclear industry in the future.

Because of the recent decline in oil prices, the demand for products in alternative energy, including solar, wind and nuclear, may be uncertain. Although we believe that over the long term, the alternative energy segment will expand. We are trying to address the potential current reduced demand in the alternative industry by seeking to diversify into other industries.

As an example of our plan for diversification, we are currently working with a medical customer to manufacture critical components for proton beam therapy machines designed to be used to treat cancer.

We are evaluating plans to expand our current manufacturing facilities in the near-term both at our present location and in other locations. We believe that this expansion will allow us to increase our overall industry offerings and capacity, allowing us to handle high volume orders or niche orders simultaneously. However, this expansion will require financing which may not be available on acceptable terms, if any.

We plan to offer more integrated products and turnkey solutions to provide greater value to our customers. We may target acquisitions that could enhance our existing business, although we are not engaged in any discussions or negotiations with respect to any acquisition.

As of December 31, 2008, we had a backlog of firm orders totaling approximately $40 million. We anticipate that we will continue to deliver products reflected in our backlog on a continuing basis during the next three to five years, and we expect that the timing of the deliveries will reflect domestic and international economic conditions. The backlog includes orders for about $6.4 million from four customers in addition to GT Solar, which accounts for approximately 73% of our December 31, 2008 backlog.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the quarter ended December 31, 2008 from the assumptions, estimates and judgments used in the preparation of our audited financial statements, for the year ended March 31, 2008.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

Sales and cost of sales are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company receives written purchase orders from the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collection prospects are reasonable.

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

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable.  The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized.  As a result of the change in ownership resulting from the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry forward pursuant to Section 382 of the Internal Revenue Code and the treasury regulations is limited to approximately $88,662.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for information relating to new accounting pronouncements.

Results of Operations (amounts in thousands, except per share amounts)
Three months Ended December, 2008 and 2007

The following table sets forth information from our statements of operations for the quarters ended December 31, 2008 and 2007, in dollars and as a percentage of sales:

					Change from Quarter
	Quarter Ended December 31				Ended December 31, 2007
	2008		2007		to December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	8,555	100.0%	9,610	100.0%	(1,055)	(11.0)%
Cost of sales	5,933	69.3%	7,030	73.2%	(1,097)	(15.6)%
Gross profit	2,622	30.7%	2,580	26.8%	42	1.6%
Operating expenses:
Salaries and related expenses	331	3.9%	294	3.0%	37	12.6%
Professional fees	63	0.7%	74	0.8%	(11)	(14.9)%
Selling, general and administrative	145	1.7%	135	1.4%	10	7.4%
Total operating expenses	539	6.3%	503	5.2%	36	7.2%
Income from operations	2,083	24.4%	2,077	21.6%	6	0.3%
Other income (expenses)
Interest expense	(111)	(1.3)%	(124)	(1.3)%	13	(10.5)%
Finance costs	(4)	0.0%	(8)	(0.1)%	4	(50.0)%
Total other income (expense)	(115)	(1.3)%	(132)	(1.4)%	17	(12.9)%
Income before income taxes	1,968	23.0%	1,945	20.2%	23	1.2%
Provision for income taxes	(955)	(11.2)%	(568)	(5.9)%	(387)	68.1%
Net income	1,013	11.8%	1,377	14.3%	(364)	(26.4)%

Sales decreased by $1,055, or 11%, from $9,610 for the quarter ended December 31, 2007 (the “December 2007 Quarter”) to $8,555 for the quarter ended December 31, 2008 (the “December 2008 Quarter”).  The decrease in sales was primarily the result of capital goods market uncertainty due to economic recession.

As a result of decrease in sales, our cost of sales for the December 2008 Quarter decreased by $1,097 to $5,933, a decrease of 15.6%, from $7,030 during the December 2007 Quarter. The greater decrease in cost of sales as compared to sales revenues reflected the sale of scrap and the efficiencies gained on production work. Sale of scrap metal was $118 for the December 2008 Quarter, as compared to $73 for the December 2007 Quarter.  Since the carrying value of the scrap metal was nominal, substantially all of the revenue from the sale of scrap metal is reflected in gross profit. As a consequence, our gross margin increased from 26.8% to 30.7%.

Our payroll and related costs were $331 for the December 2008 Quarter as compared with $294 for the December 2007 Quarter.  The $37 (12.6%) rise in payroll was attributable to increase in both executive compensation and office salaries.

Professional fees decreased by $11 from $74 in the December 2007 Quarter to $63 in December 2008 Quarter as a result of the reduced regulatory filings.

Selling, administrative and other expenses for the December 2008 Quarter were $145 as compared with $135 for December 2007 Quarter, an increase of $10 or 7.4%.  This increase reflected primarily increased marketing costs.

Interest expense and amortization of deferred loan costs for the December 2008 Quarter was $111 as compared with $124 for the December 2007 Quarter. The reduction of $13 (10.5%) is a result of the repayment of the principal and decrease in the amount of the long-term debt of Ranor.

As a result of the factors described above, our income before income taxes increased $23, or 1.2%, from $1,945 to $1,968, notwithstanding the decline in net sales.

Income tax expense was $955 in the December 2008 Quarter as compared with $568 in the December 2007 Quarter. Our effective income tax rate, inclusive of federal and state taxes, was 48.5% in the December 2008 Quarter as compared to 29.2% in the December 2007 Quarter. The increase in effective income tax rate was primarily due to the application of higher statutory marginal tax rates.

As a result of the foregoing, our net income decreased by $364 or (26.4)%. The net income was $1,013, or $ 0.07 per share (basic), and $0.04 per share (diluted) for the December 2008 Quarter, as compared with net income of $1,377, or $0.12 per share (basic) and $0.05 per share (diluted) for December 2007 Quarter.

Nine months Ended December 31, 2008 and 2007

The following table sets forth information from our statements of operations for the nine months ended December 31, 2008 and 2007, in dollars and as a percentage of sales:

					Change from Nine months
	Nine months Ended December 31				Ended December 31, 2007
	2008		2007		to December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands except per share amounts)
Net sales	33,814	100.0%	22,534	100.0%	11,280	50.1%
Cost of sales	22,799	67.4%	16,779	74.5%	6,020	35.9%

Gross profit	11,015	32.6%	5,755	25.5%	5,260	91.4%
Operating expenses:
Salaries and related expenses	1,088	3.2%	885	3.9%	203	22.9%
Professional fees	184	0.5%	303	1.3%	(119)	(39.3)%
Selling, general and administrative	434	1.3%	286	1.3%	148	51.7%

Total operating expenses	1,706	5.0%	1,474	6.5%	232	15.7%

Income from operations	9,309	27.5%	4,281	19.0%	5,028	117.4%

Other income (expenses)
Interest expense	(345)	(1.0)%	(389)	(1.7)%	44	(11.3)%
Finance costs	(13)	0.0%	(13)	(0.1)%		0.0%

Total other income (expense)	(358)	(1.1)%	(402)	(1.8)%	44	(10.9)%

Income before income taxes	8,951	26.5%	3,879	17.2%	5,072	130.8%
Provision for income taxes	(3,891)	(11.5)%	(1,215)	(5.4)%	(2,676)	220.2%

Net income	5,060	15.0%	2,664	11.8%	2,396	89.9%

Sales increased by $11,280 or 50.1%, from $22,534 for the nine months ended December 31, 2007 (the “December 2007 Period”) to $33,814 for the nine months ended December 31, 2008 (the “December 2008 Period”). The increase in sales was primarily the result of an increase of $10,681, or 105%, in sales to GT Solar from $10,140 in the nine months ended December, 2007 as compared to $20,821 in 2008.

Along with increased sales, our cost of sales increased by $6,020 to $22,799 an increase of 35.9%, from $16,799 for the nine months ended December 31, 2008 as compared to 2007.  The increase in cost of sales was not at the same rate as the increase in sales reflecting the effects of the sale of approximately $715 of scrap, as compared with $174 for the December 2007 Period, and the reversal of an accrual of $120 on a contract that was taken in a prior period and efficiencies gained on production work. Since the carrying value of the scrap metal was nominal, substantially all of the revenue from the sale of the scrap metal is reflected in gross profit.  As a result, our gross margin improved from 25.5% in the December 2007 Period to 32.6% in the December 2008 Period.

Our payroll and related costs were $1,088 for the December 2008 Period, as compared with $885 for the December 2007 Period. The $203 (22.8%) increase in payroll was increase in payroll was attributable to the increased compensation of the officers ($124) and office personnel ($44).

Professional fees decreased by $119 (39.3%) from $303 in the December 2007 Period to $184 in the December 2008 Period.  This decrease was attributable to reduced fees related to regulatory filings.

Total selling, administrative and other expenses were $434 for the nine months ended December 31, 2008 as compared to $286 for the December 2007 Period, an increase of $148, or 51.7%. This increase reflected in part additional costs which we incurred as a public company, following the commencement of trading in November 2007, as well as additional expense incurred as a result of the overall increase in our business and increased marketing costs.

Interest expense for the December 2008 Period was $345 as compared with $389 for the December 2007 period. The decrease of $44 (11.3%) is due to reduction in interest on the long-term note payable of Ranor to the Sovereign Bank.

As a result of the factors described above, our income before income taxes increased $5,072, or 130.8%, from $3,879 to $8,951.

Income tax expense was $3,891 in the December 2008 Period as compared with $1,215 in the December 2007 Period.  Our effective income tax rate was 43.5% in the December 2008 Period as compared to 31.3% in the December 2007 Period.    The increase is a result of increased profitability and positive earnings estimates for the current period.  The effective tax rate in the December 2008 Period includes the recognition of a net deferred tax asset of $25.  This deferred tax asset reflects the impact of recording an income tax benefit for the current portion of net operating loss carry forwards subject to Internal Revenue Code Section 382 and related state statutory limitations in the amount of $38 and an income tax benefit of $64 related to accrued compensation benefits.  The deferred tax asset reflected on the balance sheet is net of the current portion deferred tax liability arising from timing differences in depreciation in the amount of $77. The increase in effective income tax rate was primarily due to the application of higher statutory marginal tax rates.

As a result of the foregoing, our net income increased by $2,396 or 89.9%.  The net income was $5,060 ($ 0.37 per share basic and $0.19 per share diluted) for the December 2008 Period, as compared with $2,664 ($0.26 per share basic and $0.10 per share diluted) for December 2007 Period.

Liquidity and Capital Resources

At December 31, 2008, we had net working capital of $10,641 as compared with $6,391, at March 31, 2008.  The increase of $4,250 (66.5%) reflects the increased profitability of our business.  The following table sets forth information as to the principal changes in the components of our working capital.

Category	December 31,	March 31,	March 31 to December 31, 2008
	2008	2008	Change	Percent Change
Current Assets
Cash and cash equivalents	$5,930	$2,853	$3,077	107.9%
Accounts receivable, net	8,026	4,509	3,517	78.0%
Costs Incurred on uncompleted contracts	3,567	4,299	(732)	(17.0)%
Inventories	347	196	151	77.0%
Deferred tax asset	25	-	25	-
Prepaid expenses	1,547	1,039	508	48.9%

Accounts payable	1,243	991	252	25.4%
Accrued expenses	2,084	1,481	603	40.7%
Progress billings in excess of
cost of uncompleted contracts	4,861	3,419	1,442	42.2%
Current maturity of long-term debt	613	614	(1)	(0.2)%
Net Working Capital
Total current assets	19,442	12,896	6,546	50.8%
Less: total current liabilities	8,801	6,505	2,296	35.3%

Net working capital	$10,641	$6,391	$4,250	66.5%

The cash flow from operations was $4,306 for December 2008 Period as compared with $756 in the December 2007 Period.  The increase in cash flows from operations of $3,500, or 469%, was the net effect of an increase in the net profits and decrease in costs incurred on uncompleted contracts.

The net cash used in financing activities was $431 for the December 2008 Period as compared with cash used in operations of $75 for the December 2007 Period.  The increase in cash used in financing activities reflects the receipt of $170 from the exercise of warrants, a $60 loan to WM Realty from the principal member of WM Realty in the December 2007 which was not incurred in the December 2008 period, and an increase in distribution of WM Realty equity of $75, reflecting a distribution of $140 as compared with a distribution of $65 in 2007.  Because our financial statements include the operations of WM Realty, the cash flows from WM Realty are included in our consolidated financial statements.

We invested $798 and $691 in property plant and equipment during the nine months ended December 31, 2008 and 2007, respectively.  Our capital expenditure in the December 2008 Period includes a deposit of $614 with manufacturers to acquire additional equipment.

As a result of cash flows from operations, our cash balance increased by $3,077 (107.9%) from $2,853 on March 31, 2008 to $5,930, on December 31, 2008.

During the December 2008 Period, WM Realty had a net income of $92.  The accumulated deficit of WM Realty was $272, as of December 31, 2008.

With the rapid expansion of operations our need for operating and investing cash flows has substantially increased.  In addition to the costs of uncompleted contracts, our current available cash balance will be used to acquire equipment having a cost of more than $1,000 that is currently on order and or which delivery and payment are expected to be due this fiscal year.

We have a loan and security agreement with Sovereign Bank, pursuant to which we borrowed $4.0 million on a term loan basis in connection with the acquisition of Ranor.  As a result of amendments to the loan and security agreement, we have a $2.0 million revolving credit facility and a $3.0 million capital expenditure facility, which is available to us until November 30, 2009, at which time any amounts borrowed under the line are to be amortized over a five year period. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2 to 1. At December 31, 2008, we were in compliance with both of these ratios, with our ratio of earnings available for fixed charges to fixed charges being  9 to 1 and our interest coverage ratio being  50.5 to 1.

The term note is due on March 1, 2013, and is payable in quarterly installments of $143. The note bears interest at 9% per annum through December 31, 2010 and at prime plus 1½% thereafter.  At December 31, 2008 the principal balance due on our term loan to Sovereign Bank was approximately $2,381.   The revolving note bears interest at prime plus ½%, and we have the right to borrow at a LIBOR rate plus 300 basis points. We may borrow, subject to the borrowing formula at any time prior to June 30, 2009. Any advances under the revolving note become due on June 30, 2009. The maximum borrowing under the revolving note is the lesser of (i) $2.0 million or (ii) the sum of 70% of eligible accounts receivable and 40% of eligible inventory. At December 31, 2008, there were no borrowings under the line and maximum available under the borrowing formula was $2.0 million.

Ranor has a $3,000,000 capital expenditures facility pursuant to which Ranor is able to borrow up to $3,000,000 until November 30, 2009. We pay interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is either equal to the prime plus ½% or the LIBOR rate plus 3%, as the Company may elect.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2008 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line.

Any borrowings under the capital expenditures line are amortized over five years, commencing December 31, 2009.  The interest on the capital expenditure loans is either equal to the prime plus ½% or the LIBO rate plus 3%.  The interest rate is chosen by the Company prior to each advance and may be changed at any time during the term of the loan repayment. The Company is required to pay interest only on advances until November 30, 2009. The total principal sum, or any amount thereof outstanding together with any accrued but unpaid interest shall be due and payable in full on November 30, 2014.  As of December 31, 2008 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line. Any outstanding principal or accrued interest has to be paid off on or before November 2013, the maturity date.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

While we believe that the $2.0 million revolving credit facility, which remained unused as of December 31, 2008 and terminates in June 2009, our $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2009, it is possible that we may require additional funds to the extent that we expand our facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will make any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets since potential investors are often reluctant to negotiate a financing when another party has a right to match the terms of the financing.

In December 2007, Ranor acquired all the equipment Vertex Tool and Die, Inc for $150 and assumed Vertex’s real property lease obligation.  The current lease expires on February 28, 2009, and Ranor has the option to extend the lease for an additional term of five years.  We have the option to purchase the leased property at market price.  However we have decided to relocate the equipment from the Fitchburg location to the Westminster facility and not renew the lease as of the end of February 2009.

We contemplate that we will expand our facilities during the next twelve months. Although we may use the bank facilities for this purpose, we may require additional financing as well.  We can give no assurance that the necessary financing will be available.

The following table set forth information as of December 31, 2008 as to our contractual obligations (dollars in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,559	$613	$1,229	$813	$2,904
Capital lease obligations	0	0	0	0	0
Operating lease obligations	5,933	458	900	900	3,675
Purchase obligations	412	412	0	0	0

Total	11,904	1,483	2,129	1,713	6,579

We have no off-balance sheet assets or liabilities

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHPRECISION CORPORATION (Registrant)

Dated: February 11, 2009	/s/ James G. Reindl
James G. Reindl, Chief Executive Officer

Dated: February 11, 2009	/s/ Mary Desmond
Mary Desmond, Chief Financial Officer