Form 10-K
period 2009-03-31
TECHPRECISION CORP
filed 2009-06-25
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-19879

Techprecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive, Westminster, Massachusetts	01473
(Address of principal executive offices)	(Zip Code)

(978) 874-0591
Registrant’s telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,800,000.

The number of shares outstanding of the registrant’s common stock as of May 22, 2009 is 13,907,513.

PART I

Item 1. Description of Business.

Our Business

Through our wholly-owned subsidiary, Ranor, Inc. (“Ranor”), we manufacture metal fabricated and machined precision components and equipment. These products are used in a variety of markets including alternative energy, medical, nuclear, defense, industrial, and aerospace. Our goal is to be an end-to-end service provider to our customers by furnishing customized and integrated “turn-key” solutions for completed products requiring custom fabrication and machining, assembly, inspection and testing.

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

About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor, Inc., a Delaware corporation that, together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, our sole business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to Techprecision Corporation. Our acquisition of Ranor is accounted for as a reverse acquisition. As a result, our financial statements for periods prior to February 24, 2006 reflect the financial condition and results of operations of Ranor.

Our executive offices are located at 1 Bella Drive, Westminster, MA 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website or any other website is not part of this annual report.

References in this annual report to “we,” “us,” “our” and similar words refer to Techprecision Corporation and its subsidiary, Ranor, unless the context indicates otherwise.

General

Our operations are situated on approximately 65 acres in North Central Massachusetts. Our 125,000 square foot facility is the home for state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations (CNC (computer numerical controlled) horizontal and vertical milling centers). We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

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

Products

We manufacture a wide variety of products pursuant to customer contracts and based on their needs. We do not distribute products on the open market and we do not market any typical product on an on-going basis. Although our focus is to provide long-term integrated solutions to our customers on continuous production programs, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either a prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases. The products provided are not designed by us, in general, and are manufactured according to “build-to-print” requirements specified by the customer.

The change in market demand can be wide and varied and requires our ability to adapt to the needs of the customer and industry.  Understanding this dynamic we have developed the capability to transform our workforce to manufacture products for customers in different industries.

We do not own any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific product within the capability of our resources.

Examples of the industries we serve and the products that we have manufactured during recent years include, but are not limited to:

Alternative Energy:

Customer proprietary components used to manufacture solar panels
Wind turbine components

Medical:

Components and major assemblies for proton beam accelerators for cancer treatment

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
Various other components, fixtures and tooling

Source of Supply

Manufacturing operations are partly dependent on the availability of raw material. Raw material requirements vary with each contract and are specified by the customer requirements and specifications. We have established relationships with numerous suppliers. We consistently seek to initiate new contacts in order to establish alternate sources of material supply to reduce our dependency on any one supplier. The purchase of raw material is subject to the customer’s purchase order requirements, and not based on speculation or long-term contract awards. Some contracts require the use of customer-supplied raw materials in the manufacture of their product.

Our projects include the manufacturing of product from various traditional, as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain materials are subject to long-lead delivery schedules.

During the year ended March 31, 2009 the following suppliers accounted for 10% or more of our purchased material in the fiscal year: Northland Stainless, Inc. that provided stainless plates – 15%, North American Stainless, that provided stainless plates, - 10% and Steel Industries Acquisition, Inc., that provided forging, - 13%. No other suppliers provided 10% or more of purchased raw material.

The Company’s net sales have increased by 19.7% and 66.6% for the years ending March 31, 2009 and March 31, 2008, respectively, reversing the 5.8% decline in net sales for the year ended March 31, 2007.  The Company’s focus on the alternative energy sector and sales from its largest customers were significant contributors to this growth.   In addition to the growth in revenue, the Company has improved its gross margin from 18.6% for the year ended March 31, 2007 to 31.8% for the year ended March 31, 2009.  While we have had significant customer concentration over the past three years, we are engaged in the development of marketing initiatives to broaden our customer base as well as the industries we serve.  Total operating expenses as a percentage of net sales were 6.5% for the year ended March 31, 2009, 6.1% for fiscal year 2008 and 11% for fiscal year 2007.  While the company has generated significant sales growth and margin improvements over the past three years, the recent economic downturn has caused the Company to experience a decline in both net sales and gross margin during the second half of fiscal 2009 and early portion of the first quarter of fiscal 2010.

Marketing

We maintain an active marketing and sales department and have plans to expand our marketing and sales efforts in the near future. We market to our existing customer base and we initiate contacts with new potential customers through various sources such as personal contact, customer referrals, and trade show participation. A portion of our business is the result of competitive bidding processes while a significant portion is from contract negotiation. We believe that the reputation we have earned from our current customers represents an important aspect of our marketing effort.

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

Principal Customers

A significant portion of our business is generated by a small number of “major” customers. The balance of our business consists of more discrete projects for numerous other customers. As the industry and markets change, our major customers may also change.

Currently, our largest customer, in the year ended March 31, 2009 and in the year ended March 31, 2008 was GT Solar Inc. Their work generated 57% of our net sales for the year ended March 31, 2009 as compared with 51% of total net sales for the year ended March 31, 2008. Our business is dependent on the purchase orders received from our customers for work, and at this time we do not have any long-term contracts with any customer. Our customer base consists of many businesses in the markets identified above.  For the year ended March 31, 2007, our largest customer was GT Solar and net sales to that customer accounted for 18% of our annual net sales.  Sales to our top four customers for the fiscal year ended March 31, 2007 accounted for 46% of total net sales.

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by each customer that accounted for 10% or more of our revenue in either of the two past fiscal years (dollars in thousands):

	Year Ended March 31,
	2009	2008
Customer	Dollars	Percent	Dollars	Percent
GT Solar Inc.	$21,785	57%	$16,143	51%
BAE Systems	$3,880	10%	$5,434	17%

GT Solar, Inc. is an alternative energy company that engaged us to provide a component for its proprietary solar related product.

BAE Systems is a global defense, security and aerospace company that engaged us to provide fabrication and machining services for military components constructed of large exotic alloy forgings and ancillary equipment.

For each of these customers, the manufacturing of the product and the generation of revenue is from the purchase orders issued to us for completion of the different aspects of the projects.

As of March 31, 2009, we had a backlog of orders totaling approximately $38.6 million, of which approximately $28.5 million represented orders from GT Solar.  Subsequent to March 31, 2009, GT Solar provided notice of its intent to cancel a portion of an open purchase order reducing the total purchase commitment by approximately $16.8 million, reducing our total backlog to $21.8 million.  Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.  The backlog also includes orders in excess of $1.0 million from each of five customers totaling more than $8.3 million in addition to GT Solar. We expect to deliver the backlog during the years ended March 31, 2010 and March 31, 2011.

Competition

In the manufacture of metal fabricated and machined precision components and equipment we face competition from both domestic and foreign manufacturers. As no one company dominates the industry, we compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, with greater resources at their disposal, and some have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and the price in selecting a vendor for their products.

Government Regulations

Although we have very few contracts with government agencies, a significant portion of our manufacturing services are provided as a subcontractor to prime government contractors. These prime contractors are subject to government procurement and acquisition regulations, which give the government the right of termination for the convenience of the government and certain renegotiation rights as well as a right of inspection. As a result, any government action which affects our customers would affect us. Some of the work we perform for our customers is part of government appropriation packages, and therefore, subject to the Miller Act, requiring the prime contractors (our customers) to pay all subcontractors under contracted purchase agreements first. Because of the nature and use of our products, we are subject to compliance with quality assurance programs, which are a condition for our bidding on government contracts and subcontracts. We believe we are in compliance with all of these programs.

We are also subject to laws applicable to any manufacturing company, such as federal and state occupational health and safety laws, as well as environmental laws, which are discussed in more detail under the heading “Environmental Compliance.”

Environmental Compliance

We are subject to compliance with federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance.

Prior to March 31, 2007, we had not been in full compliance with applicable environmental regulations. Some failures of compliance resulted from the failure of Ranor to perform necessary remediation prior to our acquisition of Ranor. Others resulted from our failure to file required reports. We have completed the remediation and we believe that we are in compliance with applicable environmental regulations. As a result of our failure to initially comply with applicable environmental laws and regulations, we incurred costs of  $106,000 in the year ended March 31, 2008 and approximately $12,000 in the year ended March 31, 2009.  For the year ended March 31, 2007, environmental compliance costs totaled $50,000.

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

Intellectual Property Rights

Presently, we have no patent rights and we do not believe that our business requires patent or similar protection. In the course of our business we develop know-how for use in the manufacturing process. Because of the nature of our business as a contract manufacturer, we do not believe that lack of ownership of intellectual property will adversely affect our operations.

In the course of our business, we develop know-how for use in the manufacturing process.  Although we have non-disclosure policies, we cannot assure you that we will be able to protect our intellectual property rights.

Research and Development

We did not incur any research and development expenses, either on our own behalf or on behalf of our customers, during the year ended March 31, 2009 or 2008.

Personnel

As of March 31, 2009, we had approximately 131 employees, of whom 15 are administrative, 9 are engineering and 107 are manufacturing personnel. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We lease from WM Realty Management LLC (“WM Realty”), which is an affiliated company, an approximately 125,000-square foot office and manufacturing facility at 1 Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at a current annual rental rate of $450,000, subject to annual escalations based upon increases in the consumer price index. The lease provides for two five-year extensions and a purchase option at appraised value.

We also leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated party. The lease provided for an annual rent of $50,112 with 3% annual increases. We had the option to purchase the property at the appraised market value. The lease expired in February 2009, and it was not renewed.

Although our current facilities are adequate for present requirements, we believe that we may need to expand our manufacturing facilities in order for us to expand our business. However, as of the date of this report, we have not entered into agreements with respect to the expansion of our facilities.

On February 24, 2009, we entered a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

 PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

 Our common stock is traded on the Over the Counter Bulletin Board under the symbol TPCS. However, there is currently no regular market or trading in the Company’s common stock, and we cannot give any assurance that such a market will develop. The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods commencing November 7, 2007, when trading in our stock commenced, through March 31, 2009. The quarterly high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2009	High	Low
4th Quarter (three months ended March 31, 2009)	$1.01	0.30
3rd Quarter (three months ended December 31, 2008)	2.00	0.65
2nd Quarter (three months ended September 30, 2008)	2.85	1.35
1st Quarter (three months ended June 30, 2008)	3.10	2.00

Fiscal year ended March 31, 2008	High	Low

4th Quarter (three months ended March 31, 2008)	$3.85	$2.76
3rd Quarter (December 27, 2007 through and including December 31, 2007)	3.75	3.36

As of March 31, 2009, we had approximately 82 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in this Item 7 “Management’s Discussion and Analysis” in this Form 10-K and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations which include cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

All manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

During the last several years,  the demand for our services have been relatively strong. However recent recessionary pressures have affected the requirements of our customers.  GT Solar, which has been our largest customer for each of the past three fiscal years, has slowed production significantly and has announced its’ intention to cancel the majority of orders included in its March 31, 2009 backlog.  Other customers have delayed deliveries of existing orders and have delayed the placement of new orders.

A significant portion of our revenue is generated by a small number of customers. In the year ended March 31, 2009, our largest customer, GT Solar, accounted for approximately 57% of our revenue, and our second largest customer, BAE Systems, accounted for approximately 10% of our revenue. For the year ended March 31, 2008, our largest customer, GT Solar, accounted for 51% of our revenue and BAE accounted for 16% of our revenue.  For the year ended March 31, 2007, GT Solar account for 18% of annual revenue while two other customers accounted for a combined 26% of total annual revenue.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure, and whenever possible we are rejecting or not bidding on projects we do not believe would generate an adequate gross margin. As a result of the implementation of this strategy, in the year ended March 31, 2009, our sales and net income were $38.1 million and $5.9 million respectively, as compared to sales of $31.8 million and a net income of $3.5 million, respectively, for the previous fiscal year. Our gross margin for the year ended March 31, 2009 was 32% as compared to 26% in the year ended March 31, 2008.  Both net sales and gross margin declined in the second half of fiscal 2009, reflecting the effects of the global economic downturn on our customers and their customers.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur our overhead expense but with lower revenue. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.

As of March 31, 2009, we had a backlog of orders totaling approximately $38.6 million, of which approximately $28.5 million represented orders from GT Solar.  Subsequent to March 31, 2009, GT Solar provided notice of its intent to cancel a portion of an open purchase order reducing the total purchase commitment by approximately $16.8 million, reducing our total backlog to $21.8 million Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.  The backlog also includes orders in excess of $1.0 million from each of five customers totaling more than $8.3 million in addition to GT Solar. We expect to deliver the backlog during the years ended March 31, 2010 and March 31, 2011.

Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas which have shown increasing demand and which we believe could generate higher margins.

Diversifying Our Core Industries

We believe that rising energy demands along with increasing environmental concerns are likely to continue to drive demand in the alternative energy industry, particularly the solar, wind and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector.  We also expect to market our services for medical device applications where customer requirements demand strict tolerances and an ability to manufacture complex heavy equipment.

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector that may result. However, revenues derived from the nuclear power industry were insignificant for the year ended March 31, 2009 and currently do not constitute a significant portion of our backlog that we expect to deliver by March 31, 2010. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of medical isotopes storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for 9.7% of our total 2009 net sales while sales to our medical isotope customer were not significant in fiscal 2009.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities through expansion of our existing facilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, and product development capabilities.  We do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition.

Impact of Recent Legislation

The Congress has passed and the President has signed the $800 billion American Recovery and Reinvestment Act of 2009 into law. Significant components of the bill allow manufacturing concerns to apply various tax credits and apply for government loan guarantees for the development of or the retooling of existing facilities for using electricity derived from renewable and previously underutilized sources.  The Company has historically derived significant revenues from contracts with manufacturing concerns in these alternative energy fields.  The American Recovery and Reinvestment Act extended the 50% Bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under the Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. This significant tax incentive could drive increased demand on the part of some customers.

        Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2009 financial statements from the assumptions, estimates and judgments used in the preparation of our 2008 audited financial statements.

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

Variable Interest Entity

We have consolidated WM Realty, a variable interest entity from which we lease our real estate, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have also adopted the revision to FIN 46, FIN 46 (R), which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized. As of March 31, 2009, we had tax assets of approximately $.7 million from net operating loss carry-forwards and sources. As a result of the change in ownership resulting for the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry-forward pursuant to Section 382 of the Internal Revenue Code, related to losses incurred before our acquisition of Ranor, is limited to approximately $35,000.  The American Recovery and Reinvestment Act extended the 50% bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under this Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. As a consequence of the changes in the tax laws and accelerated depreciation, we recognized additional deferred income tax liability of approximately $.5 million in the year ended March 31, 2009.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

 Results of Operations

Years Ended March 31, 2009 and 2008

The following table sets forth information from our statements of operations for the years ended March 31, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

(Dollars in thousands)					Changes Year Ended March 31,
	2009		2008		2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$38,088	100%	$31,805	100%	$6,283	20%
Cost of sales	25,971	68%	23,473	74%	2,498	11%
Gross profit	12,117	32%	8,332	26%	3,785	45%

Payroll and related costs	1,472	4%	1,228	4%	244	20%
Professional expense	333	1%	291	1%	41	14%
Selling, general and administrative	656	2%	411	1%	246	60%
Total operating expenses	2,461	7%	1,930	6%	531	27%

Income from operations	9,656	25%	6,402	20%	3,254	51%
Interest expense, net	(455)	(1)%	(512)	(2)%	57	(11)%
Finance costs	(17)	0%	(17)	0%	-	(12)%
Other income	5	0%			5
Income before income taxes	9,189	24%	5,873	18%	3,316	56%
Provision for income taxes, net	(3,260)	(9)%	(2,358)	(7)%	(902)	(38)%
Net income	$5,929	16%	3,515	11%	2,414	69%

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel and graphite prices), macro economic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

Our results of operations are also affected by a number of other factors including, among other things, success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Recent disruptions in the global capital markets have resulted in reduced availability of funding worldwide and a higher level of uncertainty experienced by some end-user solar cell module manufacturers. As a result, our customers have made reductions in their direct labor workforce and reported decreases in their order backlogs as well as adjustments to the procurement of materials in their photovoltaic related production.  In response, we have been negotiating extensions of the delivery schedules and other modifications under some of our existing contracts. Subsequent to March 31, 2009, GT Solar provided notice of its intent to cancel a portion of an open purchase order reducing the total purchase commitment by approximately $16.8 million, reducing our total backlog to $21.8 million.  Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.

Net Sales

Net sales increased by $6.3 million, or 20%, from $31.8 million for the year ended March 31, 2008 to $38.1 million for the year ended March 31, 2009. A significant portion of the increase resulted from an increase in sales to GT Solar. Although our annual sales increased, the global economic downturn adversely impacted our operations in the latter part of the fiscal year and much of the first quarter of fiscal year 2009. As a result of the effects of the global economic downturn, our net sales during the fiscal year ended March 31, 2009 declined from $25.3 million in the first half of the year to $12.8 million in the second half of the year.  By comparison, sales increased from $12.9 million in the first half of fiscal 2008 to $18.9 million in the second half of the year.  The factors which resulted in the net sales during the second half of 2009 have continued to affect our operations in the first quarter of fiscal 2010.

Cost of Sales and Gross Margin

Our cost of sales for the year ended March 31, 2009 increased by $2.5 million, to $26.0 million, an increase of 11%, from $23.5 million for year ended March 31, 2008. The increase in the cost of sales was principally due to the additional cost of direct and indirect materials.  The cost of direct labor decreased despite the increase in sales. The increase in cost of sales reflected the increase in sales and gross margin, with the result that our gross margin increased from 26% to 32%. With the increased orders from GT Solar and our marketing efforts focused on long range contracts with more predictable cost structures and avoiding projects that we believe are not likely to generate an adequate margin we were able to significantly improve our gross margin. More efficient manufacturing procedures additionally contributed to our increased profitability.

Operating Expenses

Our payroll and related costs within our selling and administrative costs were $1.5 million for the year ended March 31, 2009 as compared to $1.2 million for the year ended March 31, 2008. The $244,000 (20%) increase in payroll included a $139,000 increase in officers’ salaries, a $42,000 increase in office salaries and a $48,000 increase in employee health insurance and other benefits.

Professional fees increased from $291,000 for the year ended March 31, 2008 to $333,000 for the year ended March 31, 2009. This increase was primarily attributable to an increase in legal and accounting costs related to regulatory filings and corporate governance.

Selling, administrative and other expenses for the year ended March 31, 2009 were $656,000 as compared to $411,000 for year ended March 31, 2008, an increase of $247,000 or 60%. Additional expenditures of $106,000 for investor relations and $56,000 for consulting were principal components of the increase.

Interest Expense

Interest expense for the year ended March 31, 2009 was $455,000 compared to $512,000 for the year ended March 31, 2008. The decrease of $57,000 (11%) is a result of lower principal balances of the Sovereign and Amalgamated bank loans outstanding in the year ended March 31, 2009 as compared to the year ended March 31, 2008.

Net Income

As a result of the foregoing, our net income was $5.9 million ($0.43 per share basic and $0.23 per share diluted) for the year ended March 31, 2009, as compared to the net income of $3.5 million ($0.32 and $.12 per share basic and diluted, respectively) for the year ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had working capital of $11.1 million as compared with working capital of $6.4 million at March 31, 2008, an increase of $4.8 million reflecting our increased level of business. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	March 31, 2009	March 31, 2008	Change Amount	Percentage Change
Cash and cash equivalents	$10,463	$2,853	$7,610	267%
Accounts receivable, net	1,419	4,509	(3,090)	(69	) %
Costs incurred on uncompleted contracts	3,661	4,299	(638)	(15	) %
Prepaid expenses	1,583	1,039	544	52%
Accounts payable	951	991	(40)	(4)%

The cash flow from operations was $9.3 million for the year ended March 31, 2009 as compared to $2.5 million in 2008. The increase in cash flows from operations of $6.9 million, or 275%, was the net effect of an increase in the net profits, reduction in accounts receivables, and decrease in costs incurred on uncompleted contracts.  The lower level of accounts receivable reflected both increased collections and a lower level of sales-generated receivables during the second half of fiscal 2009.

The net cash used in financing activities was $643,000 for the year ended March 31, 2009 as compared to $126,000 for the year ended March 31, 2008.  During fiscal 2009, we made a principal payment of $571,000 on our loans from Sovereign Bank and principal payments of $8,000 on other loans, which payments were offset by $170,000 cash received from the exercise of warrants.  In addition, WM Realty made principal payments on its mortgage of $32,000.  WM Realty also made capital distributions to its members of $187,000.  During the year ended March 31, 2008, WM Realty made mortgage principal reduction payments totaling $34,000, repaid a $60,000 loan from a member who is also a stockholder.  WM Realty also made capital distributions to its members of $112,000, which is net of a capital contribution of $18,000.

Our investing activities in the year ended March 31, 2009 consisted of purchases of property, plant and equipment of $446,000 and equipment under construction of $887,000.  For the year ended March 31, 2008 we invested $716,000 in property, plant and equipment and paid a deposit on equipment of $240,000.  This deposit was credited to our purchase price in fiscal 2009 when the equipment was received.  At March 31, 2009, the installation of the equipment had not been fully completed.  As a result it is reflected as equipment under construction.  Upon completion it will be transferred to property, plant and equipment.

The net increase in cash was $7.6 million for the year ended March 31, 2009, as compared to $1.4 million for the year ended March 31, 2008.

At March 31, 2009, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to us. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $21,000. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

Debt Facilities

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor.  As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility which is available until June 30, 2009.  We currently are in the process of renewing this facility with the expectation of renewing it prior to its June 30, 2009 expiration.  We also have a $3.0 million capital expenditure facility which is available until November 30, 2009.  Pursuant to the terms of the capital expenditure facility we may request financing of capital equipment purchased through November 30, 2009, at which time any amounts borrowed under the line are to be amortized over a five year period. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of at least 2 to 1. At March 31, 2009, we were in compliance with both of these ratios, with Ranor’s ratio of earnings available for fixed charges to fixed charges being 5.2 to 1 and Ranor’s interest coverage ratio being 21.2 to 1.

The term note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $143,000 plus interest, with a final payment due on March 1, 2013.

The term note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  Ranor must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally, Ranor must also maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.  At March 31, 2009, there were no borrowings under the revolving note and the maximum available under the borrowing formula was $2.0 million.  We intend to renew this facility before it expires on June 30, 2009.

Under the $3.0 million capital expenditures facility Ranor is able to borrow up to $3.0 million until November 30, 2009. We pay interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is either equal to the prime plus ½% or the LIBOR rate plus 3%, as the Company may elect.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of March 31, 2009 and March 31, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line.  We intend to borrow approximately $880,000 to finance the purchase of equipment that is currently being installed at its facility.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

We believe that the $2.0 million revolving credit facility, which remained unused as of March 31, 2009 and terminates in June 2009, and the $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2010.  Nevertheless, it is possible that we may require additional funds to the extent that we expand our manufacturing facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing.

In December 2007, Ranor acquired all the equipment of Vertex Tool and Die, Inc for $140,000 and assumed Vertex’s real property lease obligation.  The lease expired on February 28, 2009.

The following table set forth information as of March 31, 2009 as to our contractual obligations (dollars in thousands).

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,406	$612	$1,229	$671	$2,894
Capital lease obligations	44	13	29	2	0
Operating lease obligations	5,922	480	979	900	3,563
Purchase obligations	2,882	2,882	0	0	0

Total	14,254	3,987	2,237	1,573	6,457

We have no off-balance sheet assets or liabilities

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).       Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2009 based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
James G. Reindl (1)	50	Former Chairman and Chief Executive Officer
Louis Winoski (2) (4)	51	Director and Interim Chief Executive Officer
Richard F. Fitzgerald (3)	45	Chief Financial Officer
Mary Desmond	45	Chief Financial Officer of Ranor
Stanley A. Youtt	62	Director and Chief Executive Officer of Ranor
Michael R. Holly (4)	63	Director
Larry Steinbrueck (4)	57	Director
Andrew A. Levy (5)	62	Director

(1)	Mr. Reindl resigned as both Chairman of the Board and our Chief Executive Officer, effective as of March 31, 2009.
(2)	Mr. Winoski was appointed our Interim Chief Executive Officer, effective as of March 31, 2009
(3)	Mr. Fitzgerald was appointed our Chief Financial Officer, effective as of March 23, 2009
(4)	Member of the audit and compensation committees.
(5)	Mr. Levy was appointed to the Board on March 31, 2009

James G. Reindl had been a director, Chairman and Chief Executive Officer since February 2006. Mr. Reindl resigned from all his positions with the company on March 31, 2009.  Mr. Reindl’s separation from the company is discussed in more detail under the heading “Severance Agreement” below

Louis A. Winoski has been a director since March 2006. Since 2002, Mr. Winoski has been managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from Pennsylvania State University.  Effective March 31, 2009, Mr. Winoski assumed the role of Interim Chief Executive Officer.  Mr. Winoski’s appointment as Interim Chief Executive Officer is discussed in more detail under the heading “Executive Compensation” below.   Previously, Mr. Winoski served as the Chief Operating Officer of GCT Garner Inc., the US subsidiary of a Germany-based, aerospace design engineering firm which list Boeing and Airbus among its major customers.  He concurrently served as Executive Program Manager for PFW Aerospace AG on the 787 Dreamliner Program.  Mr. Winoski began his career as a US Army Officer, entering the aerospace industry in 1986.  Since then, he has held a succession of senior executive management and consulting positions with a number of growth-oriented mid-size hardware and service providers.  Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from The Pennsylvania State University.

Richard Fitzgerald was hired to the position of Chief Financial Officer on March 23, 2009.  Prior to joining us as Chief Financial Officer, Mr. Fitzgerald served as Vice President and Chief Financial Officer of Nucleonics, Inc. a private venture capital backed, biotechnology company.  Before becoming CFO at Nucleonics, Mr. Fitzgerald served in a variety of senior financial roles during his tenure there, which extended from 2002 through December 2008.  Prior to his employment with Nucleonics, Inc., Mr. Fitzgerald served as Director, Corporate Development of Exelon Corporation and PECO Energy Company from 1997 through 2002.  Mr. Fitzgerald began his career with Coopers & Lybrand (now PricewaterhouseCoopers) in Philadelphia and is a member of both the American and Pennsylvania Institutes of Certified Public Accountants.  He holds a Bachelor of Science Degree in Business Administration from Bucknell University.

Mary Desmond has been the Chief Financial Officer of Ranor since 1998 and served as our Chief Financial Officer from February 2006 through March 2009. Ms. Desmond obtained her Bachelor of Science degree in accounting from Franklin Pierce College and she received her Masters of Business (MBA) from Fitchburg State College.

Stanley A. Youtt has been a director since February 2006, and he has been Chief Executive Officer of Ranor since 2000. Mr. Youtt received a Bachelor of Science degree in naval architecture and marine engineering from the University of Michigan and Masters Degree in civil engineering (applied mechanics) from the University of Connecticut.

Michael R. Holly has been a director since March 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary’s University.

Larry R. Steinbrueck has been a director since March 2006. Since 1991, Mr. Steinbrueck has been president of MidWest Capital Group, an investment banking firm. Mr. Steinbrueck has a Bachelor of Science degree in business and a Masters in Business Administration from the University of Missouri.

Andrew A. Levy was appointed to fill the vacancy on the Techprecision Board left by the resignation of Mr. Reindl.  Since 1978, Mr. Levy has served as CEO of Redstone Capital, a small investment banking firm.  Mr. Levy received his Bachelor in Engineering from Yale University, and received his Juris Doctor from Harvard Law School.  Mr. Levy is also the manager of WM Realty.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified. None of our officers and directors are related.

Board Committees

The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Larry Steinbrueck and Louis Winoski, each of whom was an independent director for the fiscal year ended March 31, 2009, are the members of both committees.  As of March 31, 2009, Mr. Winoski, who continues to serve on both the audit committee and the compensation committee, (of which he is the Chairman), is not independent due to his appointment as our Interim Chief Financial Officer.   The Board has determined that Mr. Holly, who is the chairman of the audit committee, is an audit committee financial expert.  The board also determined that in view of the interim nature of his position and the Company’s intention to elect a full-time Chief Executive Officer, that it was in the best interest of the Company for Mr. Winoski to continue serving on the audit and compensation committees.  We apply the independence standards described in the Nasdaq Listed Company Manual to determine the independence of our directors.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.   To our knowledge, during the fiscal year ended March 31, 2009, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:  (1) Mr. Winoski failed to timely file his Form 3 upon becoming a director in March 2006 and has not filed any subsequent reports regarding his beneficial ownership of our common stock or other related securities; and (2) Mr. Fitzgerald failed to timely file his Form 4—filed on April 3, 2009—upon becoming our Chief Financial Officer; (3) Mr. Holly failed to timely file his Form 4 upon a grant of options to purchase the Company’s common stock on or about October 1, 2008; and (4) Mr. Steinbrueck failed to timely file his Form 4 upon a grant of options to purchase the Company’s common stock on or about October 1, 2008.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the year ended March 31, 2009 and 2008 for our Chief Executive Officer, the Chief Executive Officer of Ranor and our Chief Financial Officer. No other officer received compensation of more than $100,000 for the year ended March 31, 2009.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation		Total
James G. Reindl, Former Chief Executive Officer	2009 2008	$199,231 160,000	$44,000 —	$	— —	$	— —	$	— —	$243,231 160,000
Stanley A. Youtt, Chief Executive Officer – Ranor	2009 2008	203,975 198,016	44,000 —		— —		— —		— —	247,975 198,016
Mary Desmond, Former Chief Financial Officer	2009 2008	117,875 103,846	15,000 5,000		855		— —		— —	132,875 109,701

“Other Compensation” for Mr. Reindl includes reimbursement for his travel expenses from his home to our offices in Westminster, Massachusetts, which were $29,182 for the year ended March 31, 2009 and $24,827 for the year ended March 31, 2008.

In April 2007, we granted Ms. Desmond 3,000 shares of common stock which was fully vested on the date of grant.  Also in April 2007, the Company granted options to purchase 211,660 shares of common stock at an exercise price of $.285 (representing the value at the date of grant, as discussed below) to certain employees, including a grant of an option to purchase 25,000 shares of common stock to Ms. Desmond.  The Company’s common stock did not trade in the market at the date of grant.  Therefore, it was impossible to reasonably estimate fair value at the grant date, and thus, in accordance with SFAS 123(R), the options granted in April 2007, including Ms. Desmond’s option, were priced based on intrinsic value rather than fair market value.

Employment Agreements, Severance Agreements, and Executive Consulting Contracts

We have employment agreements with, Mr. Youtt, Ms. Desmond, and Mr. Fitzgerald, an executive consulting agreement with Mr. Winoski and a severance agreement with Mr. Reindl.

Stanley A. Youtt Employment Agreement

In February 2006, contemporaneously with our acquisition of Ranor, Ranor entered into an employment agreement with Stanley A. Youtt pursuant to which he would serve as Ranor’s Chief Executive Officer for a term of three years ending on February 28, 2009. Pursuant to the agreement, we paid Mr. Youtt salary at the annual rate of $200,000. Mr. Youtt is also eligible for performance bonuses based on financial performance criteria set by the board. In the event that we terminate Mr. Youtt’s employment without cause, we are required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.  We and Mr. Youtt renewed his agreement at the annual rate of $220,000 on terms comparable to the original agreement.

Mary Desmond Employment Agreement

On June 19, 2007, we entered into an employment contract with Mary Desmond, our Chief Financial Officer, dated retroactively to April 1, 2007. Pursuant to the terms of this agreement, we employed Ms. Desmond for an initial term commencing April 1, 2007 and expiring March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days written notice prior to the expiration of the initial term or any one-year extension. Ms. Desmond is to receive an annual salary of $110,000 a year. Ms. Desmond is also entitled to receive an increase to her base salary and receive certain bonus compensation, stock options or other equity based incentives at the discretion of the compensation committee of the board of directors. The agreement may be terminated by us with or without cause or by Ms. Desmond’s resignation. If the Company terminates the agreement without cause, the Company is to pay Ms. Desmond severance pay equal to her salary for the balance of the term plus the amount of her bonus received in the prior year. During the term of her employment and for a period thereafter, Ms. Desmond will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On April 1, 2009, Techprecision Corporation (the “Company”) announced that it had accepted James Reindl’s resignation from his posts as Chairman of the Company’s board of directors (the “Board”), director and as Chief Executive Officer of the Company, as well as his positions at Ranor, Inc.  Louis A. Winoski, one of the Company’s existing directors, has agreed to assume Mr. Reindl’s duties as Chief Executive Officer of Techprecision on an interim basis.   The Company will commence a search for a permanent Chief Executive Officer.  The Board appointed Andrew A. Levy to fill the vacancy on the Company’s Board created by the resignation of Mr. Reindl.  The Company also announced the hiring of Richard F. Fitzgerald to serve as the Chief Financial Officer of the Company and that Mary Desmond would retain her role as Chief Financial Officer of Ranor.

Louis A. Winoski Executive Consulting Agreement

On March 31, 2009, following the resignation of James Reindl as Chief Executive Officer and director, we entered into an executive consulting agreement with Mr. Louis A. Winoski pursuant to which Mr. Winoski agreed to provide executive management and consulting services in the role of Interim Chief Executive Officer of the Company.  Pursuant to this agreement, the Company will pay Mr. Winoski consulting fees at a rate of Ten Thousand Dollars ($10,000.00) per month.  The executive consulting agreement automatically terminates after six (6) months, unless extended by the mutual written agreement of the parties.  Either party may terminate the executive consulting agreement at any time by giving the other party fifteen (15) days prior written notice.  A party may also terminate the executive management agreement for breach if the other party materially breaches any provision of the agreement and fails to cure such breach within ten (10) days after written notice of the breach.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement (the “CFO Employment Agreement”) on March 23, 2009, to hire Mr. Richard F. Fitzgerald for the position of Chief Financial Officer (“CFO”). The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to the Board and the Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning of the Company as well as establishing major economic objectives and policies for the Company and ensuring compliance with the Company’s SEC reporting obligations.

Upon his execution of the CFO Employment Agreement, Mr. Fitzgerald was entitled to a signing bonus of $25,000.00.  Mr. Fitzgerald will receive an annual base salary of $195,000 and options to purchase 150,000 shares of the Company’s common stock, which vest in three equal parts over three years.  The exercise price of the options will be the market price as of the grant date.  Mr. Fitzgerald will also be eligible for an annual cash performance bonus based upon the financial performance of the Company as determined by the Board. Mr. Fitzgerald will be entitled to participate fully in the Company’s employee benefit plans and programs.  Mr. Fitzgerald will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CFO.

The Company may terminate the CFO Employment Agreement at any time without cause, as defined in the CFO Employment Agreement.  In the event of a termination without cause, the Company will be required to pay Mr. Fitzgerald an amount equal to one year of his base salary paid in equal installments in accordance with the Company’s payroll policies.  The Company may terminate the CFO Employment Agreement for cause at any time upon seven (7) days written notice, during which period Mr. Fitzgerald may contest his termination before the Board.

Upon termination of the CFO Employment Agreement, Mr. Fitzgerald will have the obligation not to disclose the Company’s confidential information or trade secrets to anyone following termination of the CFO Employment Agreement.  Mr. Fitzgerald is also subject to a covenant not to compete with the Company for a period of 12 months following termination of the CFO Employment Agreement.

James G. Reindl Employment Agreement

On June 19, 2007, we entered into an employment agreement dated as of April 1, 2007 with James G. Reindl, our former Chief Executive Officer. Pursuant to the terms of the agreement, we agreed to employ Mr. Reindl for an initial term commencing April 1, 2007 and expiring on March 31, 2009 and continuing on a year-to-year basis thereafter unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one-year extension. Mr. Reindl received an annual base salary of $160,000 and was reimbursed for his commuting expenses. Mr. Reindl was also entitled to receive an increase to his base salary and receive certain bonus compensation, stock options or other equity-based incentives at the discretion of the compensation committee of the board of directors and reimbursement of his commuting expenses. The agreement may be terminated by us with or without cause or by Mr. Reindl’s resignation. On March 31, 2009, the Board of Directors accepted Mr. Reindl’s resignation, which resignation terminated the employment agreement.  In connection with his resignation, we entered into a Separation Agreement with Mr. Reindl.  Please see the discussion of this Separation Agreement under the heading “Resignation of James Reindl”.

James G. Reindl Severance Agreement

Mr. Reindl resigned from all of his offices and positions with the Company, including his office as Chief Executive Officer of the Company, and his positions as a director and Chairman of the Board, effective March 31, 2009 (the “Resignation Date”). Upon his resignation, Mr. Reindl entered into a separation, severance and release agreement with the Company (the “Severance Agreement”) to provide for certain severance payments to Mr. Reindl, and to obtain his assistance when and as needed during a transition period.  This Severance Agreement had the effect of canceling and replacing Mr. Reindl’s employment agreement.

Under the terms of the Severance Agreement, Mr. Reindl will be entitled to receive severance payments for up to twelve (12) months (the “Severance Period”), which will be at a gross monthly rate of $16,666.67 during the first six months of the Severance Period, and which will be at a gross monthly rate of $10,416.67 for the remainder of the Severance Period.  Aggregate gross severance payments will equal $162,500.  Such payments will be made to Mr. Reindl in accordance with the Company’s normal payroll practices, provided that he complies with the Severance Agreement.  No additional compensation, bonuses or benefits will be payable by the Company to Mr. Reindl under the Severance Agreement.  The Severance Agreement also provides for certain mutual releases by Mr. Reindl and the Company.

The Severance Agreement also provides that Mr. Reindl will make himself available to provide transition services to the Company for a period of up to three (3) months when and as needed.  During such period, Mr. Reindl will assist the Company in transitioning his responsibilities to Mr. Winoski as the Interim Chief Executive Officer and to other senior management.

The restrictive covenants regarding confidentiality, noncompetition and non-solicitation to which Mr. Reindl previously agreed under his existing employment agreement with the Company (the “Restrictive Covenants”) will continue in full force after the Resignation Date.  The Severance Agreement provides that Mr. Reindl’s continued compliance with the Restrictive Covenants is a condition to the Company’s obligation to make severance payments under the Severance Agreement.

Directors’ Compensation

Commencing with the year ended March 31, 2007, we have paid our independent directors a fee of $2,000 per meeting. In addition, our 2006 long-term incentive plan provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected independent director and annual grants of options to purchase 5,000 shares of common stock commencing with the third year of service as a director, as described under “2006 Long-Term Incentive Plan.” The following table sets forth compensation paid to each person who was a director during the year ended March 31, 2009, other than directors whose compensation is set forth in the summary compensation table.

Name	Fees Earned or	Option Awards	Other Compensation	Total ($)
James G Reindl (1)	--	--	--	--
Louis Winoski (4)	$12,000	$3,375	--	$17,459
Michael R. Holly (4)	$12,000	$4,500	$10,000 (3)	$29,279
Larry Steinbrueck (4)	$12,000	$2,250	--	$15,639
Andrew A. Levy (2)	--	--	--	--

(1)  We did not provide our Former Chief Executive Officer and Chairman of the Board with any compensation for attending Board meeting.
(2) Mr. Levy was appointed as a director on April 1, 2009.  Accordingly, he did not receive any director compensation for the year ended March 31, 2009.
(3) Mr. Holly was awarded $10,000 in recognition of his service to the Board and the Corporation and as reimbursement of his time and expenses incurred in connection with issues relating to the resignation of Mr. Reindl.
(4) On October 1, 2008, the Company’s independent directors were granted stock options to acquire common shares at $1.31 per share as follows: Mr. Winoski received 7,500 options; Mr. Holly received 10,000 options; and Mr. Steinbrueck received 5,000 options.  The options vest in installments over three years.

2006 Long-Term Incentive Plan

Under the 2006 long-term incentive plan, each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option vests 30,000 shares nine months from the date of grant and 10,000 shares on each of the first and second anniversaries of the grant date. These directors will receive an annual option grant to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her initial election.  Of the 1,000,000 shares of common stock covered by the 2006 Plan, as of May 31, 2009, there were outstanding options to purchase 544,159 shares of common stock, which amount included options to purchase 172,500 shares of our common stock issued to our independent directors and options to purchase 150,000 shares, with an exercise price of $0.49 per share (the then fair market value on the date of grant of common stock), granted on March 23, 2009 to Richard Fitzgerald in connection with his employment as our Chief Financial Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of June 15, 2009:

☐	each director;

☐	each officer named in the summary compensation table;

☐	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

☐	all directors and officers as a group.

Name	Shares	Percentage
James G. Reindl One Bella Drive Westminster, MA 01473	2,587,100	18.6%
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,337,100	16.8%
Howard Weingrow 805 Third Avenue New York, NY 10022	1,850,000	13.3%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	12.2%
Stanley A. Youtt One Bella Drive Westminster, MA 01473	1,592,000	11.4%
Larry Steinbrueck	254,000	1.8%
Barron Partners, LP 730 Fifth Avenue New York, NY 10019	733,318	5.3%
Richard F. Fitzgerald	0	--
Michael Holly	135,000	1.0%
Louis A. Winoski	50,000	*
Mary Desmond	38,000	*
All officers and directors as a group (six individuals)	4,368,100	31.4%

*	Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of June 15, 2009.

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

The shares owned by Mr. Steinbrueck, Mr. Holly and Mr. Winoski include shares of common stock issuable upon exercise of currently exercisable options to purchase 50,000 shares of common stock which are held by each of them. The shares owned by Ms. Desmond include 25,000 shares issuable upon exercise of options.

In addition to the shares of common stock reflected in this table, Barron Partners owns shares of series A preferred stock and warrants which, if fully converted or exercised, would result in ownership of more than 4.9% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners owning more than 4.9% of our outstanding common stock. The applicable instruments provide that this limitation may not be waived. Since Barron Partners presently owns more than 5% of our common stock, it does not beneficially own any of the 17,661,295 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock or shares issuable upon exercise of the warrants that Barron Partners owns.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	544,159	$0.3845	455,841
Equity compensation plan not approved by security holders	112,500	$1.40	—

No unregistered securities were sold during the year ended March 31, 2009.

Item 13. Certain Relationships and Related Transactions and Director Independence

We lease our facilities in Westminster, Massachusetts from WM Realty, which is controlled by Andrew A. Levy, a director and a principal stockholder. We currently pay an annual rental of $450,000, which is subject to increase based on increases in the cost of living index. We also have a right to purchase the property at fair market value.

All transactions with related parties are subject to approval by the audit committee.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by Tabriztchi & Co., CPA, P.C., our independent registered public accounting firm, for the years ended March 31, 2009 and 2008 as follows:

	Year ended March 31,
	2009	2008
Audit fees	$80,545	$65,970
Audit related fees	6,050	-0-
Tax fees	5,600	-0-
All other fees	-0-	-0-
Total	$92,195	$65,970

Audit fees.    Audit fees represent fees for professional services performed by Tabriztchi for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Tabriztchi that are reasonably related to the performance of the audit or review of our financial statements. These services include the review of our registration statement on Form S-1 and communications with SEC regarding Forms 10-K and 10-Q.

Tax Fees. Tax fees represent fees for tax compliance services performed by Tabriztchi and Co. CPA, P.C.

All other fees.    There were no other fees paid to Tabriztchi and Co. CPA, P.C. for the year ended March 31, 2009.  We are seeking to improve and refine our internal controls to better ensure compliance with the SEC rules promulgated under Section 404 of Sarbanes-Oxley.  In connection with this effort, we may incur increased audit costs for the year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

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

Part IV

 Item 15. Exhibits.

3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to the Company’s registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	By-laws of the Registrant (Exhibit 3.2 to the Company’s registration statement on Form 10SB, filed with the Commission on June 23, 2005 and incorporated herein by reference).
3.3
Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

4.1
Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

4.2	Guaranty of the Registrant in favor of Sovereign Bank (Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).
4.3	Form of Warrant issued to Barron Partners LP (Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).
4.4
First Amendment, dated January 29, 2007, to Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 99.1 to the Company’s current report on Form 8-K, filed with the Commission on February 20, 2007 and incorporated herein by reference).

4.5
Second Amendment, dated June 28, 2007 to Loan and Security Agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.5 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.6
Mortgage Security Agreement and Fixture Filing, dated as of October 4, 2006, between WM Realty Management, LLC and Amalgamated Bank (Exhibit 4.6 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.7
Mortgage Note, dated October 4, 2006, made by WM Realty Management, LLC in favor of Amalgamated Bank (Exhibit 4.7 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.1
Preferred Stock Purchase Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.1 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.2 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.3
Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC  and the members of Ranor Acquisition LLC (Exhibit 99.3 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.4
Subscription Agreement, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock (Exhibit 99.4 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.5
Registration Rights Provisions, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock (Exhibit 99.5 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.6
Employment Agreement, dated February 24, 2006, between the Registrant and Stanley Youtt (Exhibit 99.6 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.7
Lease, dated February 24, 2006 between WM Realty Management, LLC and Ranor, Inc. (Exhibit 99.8 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.8
2006 Long-term Incentive Plan, as restated on July 27, 2008 (Appendix A to the Company’s Information Statement on Schedule DEF 14C, filed with the Commission on January 23, 2007 and incorporated herein by reference).

10.9
Limited Guarantee, dated October 4, 2006, by Andrew Levy in favor of Amalgamated Bank (Exhibit 10.13 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.10
Amendment, dated May 31, 2007, to the Agreement between the Company and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.11
Employment Agreement, dated as of April 1, 2007, between the Company and James G. Reindl (Exhibit 99.1 to the Company’s current report on Form 8-K, filed with the Commission on June 26, 2007 and incorporated herein by reference).

10.12
Purchase order from GT Solar Incorporated, dated January 22, 2007 (Filed Exhibit 10.17 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.13
Separation, Severance and Release Agreement, dated March 31, 2009, between the Registrant and James G. Reindl (Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.14
Executive Consulting Agreement, dated March 31, 2009, between the Registrant and Louis A. Winoski (Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.15
Employment Agreement, dated March 23, 2009, between the Registrant and Richard F. Fitzgerald (Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (Exhibit 21.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)
June 24, 2009

/s/ Louis Winoski
Louis Winoski Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Louis A. Winoski and Richard F. Fitzgerald or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Louis Winoski	Interim Chief Executive Officer and director (principal executive officer)	June 24, 2009
Louis Winoski

/s/ Richard F. Fitzgerald	Chief Financial Officer (principal financial and accounting officer)	June 24, 2009
Richard F. Fitzgerald

/s/ Michael R. Holly	Director	June 24, 2009
Michael R. Holly

/s/ Andrew A. Levy	Director	June 24, 2009
Andrew A. Levy

/s/ Larry Steinbreuck	Director	June 24, 2009
Larry Steinbreuck

/s/ Stanley A. Youtt	Director	June 24, 2009
Stanley A. Youtt

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Techprecision Corporation

We have audited the accompanying consolidated balance sheets of Techprecision Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techprecision Corporation as of March 31, 2009 and 2008, and the consolidated results of its operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, New York
June 24, 2009

7 Twelfth Street Garden City, NY 11530 ☐ Tel: 516-746-4200 o Fax: 516-746-7900
Email:Info@Tabrizcpa.com o www.Tabrizcpa.com

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$10,462,737	$2,852,676
Accounts receivable, less allowance for doubtful accounts of $25,000	1,418,830	4,509,336
Costs incurred on uncompleted contracts, in excess of progress billings	3,660,802	4,298,683
Inventories- raw materials	351,356	195,506
Prepaid expenses	1,583,234	1,039,117
Other receivables	59,979	--
Total current assets	17,536,938	12,895,318
Property, plant and equipment, net	2,763,434	2,810,981
Equipment under construction	887,279	--
Deposit on equipment	--	240,000
Deferred loan cost, net	104,666	121,692
Total assets	$21,292,317	$16,067,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$950,681	990,533
Accrued expenses	710,332	581,146
Accrued taxes	155,553	899,361
Deferred revenues	3,945,364	3,418,898
Current maturity of long-term debt	624,818	613,832
Total current liabilities	6,386,748	6,503,770
LONG-TERM DEBT
Notes payable- noncurrent	4,824,453	5,404,981
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred
Stock, with 6,295,508 shares issued and outstanding at March 31,2009
and 7,018,064 at March 31, 2008 (liquidation preference of $1,794,220 and $2,000,148 at March 31, 2009 and 2008, respectively.)	2,287,508	2,542,643
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 13,907,513
shares at March 31, 2009 and 12,572,995 at March 31, 2008	1,392	1,259
Paid in capital	2,872,779	2,624,892
Retained earnings (deficit)	4,919,437	(1,009,554)
Total stockholders’ equity	10,081,116	4,159,240
Total liabilities and stockholders' equity	$21,292,317	$16,067,991

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2009	2008
Net sales	$38,087,735	$31,805,146
Cost of sales	25,970,626	23,472,922
Gross profit	12,117,109	8,332,224
Operating expenses:
Salaries and related expenses	1,471,881	1,228,316
Professional fees	332,807	291,357
Selling, general and administrative	656,414	410,886
Total operating expenses	2,461,102	1,930,559
Income from operations	9,656,007	6,401,665
Other income (expenses)
Interest expense	(455,000)	(511,615)
Interest income	--	479
Finance costs	(17,026)	(17,026)
Other income	4,882	--

Total other income (expense)	(467,144)	(528,162)

Income before income taxes	9,188,863	5,873,503
Provision for income taxes	(3,259,872)	(2,357,568)
Net income	$5,928,991	$3,515,935
Net income per share of common stock (basic)	$0.43	$0.32
Net income per share (diluted)	$0.23	$0.12
Weighted average number of shares outstanding (basic)	13,640,397	10,896,976
Weighted average number of shares outstanding (diluted)	25,744,157	28,380,980

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2009 AND 2008

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, March 31, 2007	7,752,462	$2,835,278	10,049,000	$1,006	$1,766,423	$(4,525,489)	$77,218
Distribution - WM Realty					(111,500)		(111,500)
Grant of options					11		11
Shares issued for services			53,995	6	19,133		19,139
Issuance of Common Stock on exercise of warrants		(45,300)	1,510,000	151	703,586		658,437
Conversion of preferred stock	(734,398)	(247,335)	960,000	96	247,239		--
Net income						3,515,935	3,515,935
Balance, March 31, 2008	7,018,064	$2,542,643	12,572,995	$1,259	$2,624,892	$(1,009,554)	$4,159,240

Distribution WM Realty					(187,296)		(187,296)
Shares issued for warrants			390,000	39	170,021		170,060
Options issued for services					10,121		10,121
Conversion of preferred stock	(722,556)	(255,135)	944,518	94	255,041		--
Net income						5,928,991	5,928,991

Balance, March 31, 2009	6,295,508	$2,287,508	13,907,513	$1,392	$2,872,779	$4,919,437	$10,081,116

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,928,991	$3,515,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,836	483,358
Shares Issued for services	--	19,139
Options issued for services	10,121	11
Changes in operating assets and liabilities:
Accounts receivable	3,090,506	(1,807,630)
Inventory	(155,850)	(12,007
Costs incurred on uncompleted contracts	(2,108,355)	(5,178,720)
Other receivables	(59,979)	--
Prepaid expenses	(544,117)	(768,797)
Accounts payable and accrued expenses	(654,474)	673,770
Customer advances	3,272,701	5,565,381
Net cash provided by operating activities	9,346,380	2,490,440
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(446,021)	(716,260)
Equipment under construction	(887,279)	--
Deposits on equipment	240,000	(240,000)
Net cash used in investing activities	(1,093,300)	(956,260)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(187,296)	(111,500)
Issuance of common stock on exercise of warrants	170,060	658,437
Payment of notes	(613,253)	(612,439)
Payment of capital lease obligations	(12,530)	--
Repayment of loan by WM Realty to affiliate	--	(60,000)
Net cash used in financing activities	(643,019)	(125,502)
Net increase in cash and cash equivalents	7,610,061	1,408,678
Cash and cash equivalents, beginning of period	2,852,676	1,443,998
Cash and cash equivalents, end of period	$10,462,737	$2,852,676

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$451,967	$511,614
Income taxes	$4,083,455	$1,746,184

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Year Ended March 31, 2009

During the year ended March 31, 2009, the Company issued 944,518 shares of common stock upon conversion of 722,556 shares of Series A convertible preferred stock, based on a conversion ratio of 1.30719 shares of common stock for each share of Series A convertible preferred stock.  The conversion price of each share of common stock was computed at $.2180 and the total conversion price at $255,040.

During the year ended March 31, 2009 the company capitalized $56,242 for an equipment lease.

Year Ended March 31, 2008

During the year ended March 31, 2008, the Company issued 960,000 shares of common stock upon conversion of 734,398 shares of Series A convertible preferred stock, based on a conversion ratio of 1.30719 shares of common stock for each share of Series A convertible preferred stock.  The conversion price of each share of common stock was computed at $.2180 and the total conversion price was $247,239.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On February 24, 2006, Techprecision acquired all stock of Ranor in a transaction which is accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes.

The accompanying consolidated financial statements include the accounts of the Company and Ranor as well as a variable interest entity. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, and accounts payable. The carrying values of these financial instruments approximate their fair values.

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on April 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments valuation.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The Company is currently reviewing the requirements of FSP No. FAS 157-2, and at this point in time, has not determined what impact, if any, FSP No. FAS 157-2 will have on its financial condition, results of operations, or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment.  This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.  FSP 157-3 does not have an impact on the Company’s financial statements.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective March 1, 2008, and elected not to establish a fair value for its financial instruments and certain other items under this statement.  Therefore, the Company’s adoption of this statement did not impact its consolidated financial statements during the year ended March 31, 2009.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of March 31, 2009 and $100,000 as of March 31, 2008.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense for the years ended March 31, 2009 and 2008.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined principally by the first-in, first-out method.

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short-term liabilities.

Long-lived Assets

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, up to 30 years; and leasehold improvements, 10-20 years.

We account for the impairment or disposal of long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets

Major maintenance activities

The Company incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset, materially add to its value, or adapt the asset to a new or different use are separately capitalized in property, plant and equipment and are depreciated over their estimated useful lives. All other repair and maintenance costs are expensed as incurred.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease.  A lease is considered a capital lease if the lease contains an option to purchase the property for less than fair market value.

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, the Company initially measured the fair value of the series A preferred stock by the amount of cash that was received for their issuance. The Company subsequently determined that the convertible preferred shares and the accompanying warrants were equity instruments under SFAS 150 and 133. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the series A preferred stock does not require us to issue shares that are registered pursuant to the Securities Act of 1933, and as a result, the additional shares issuable upon conversion of the Series A preferred stock need not be registered shares. Our preferred stock also met all other conditions for the classification as equity instruments. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the series A preferred stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a), under preferred stock.

The Company recorded the series A preferred stock to permanent equity in accordance with the terms of the Abstracts - Appendix D - Topic D-98: “Classification and Measurement of Redeemable Securities.”

Shipping Costs

Shipping and handling costs are included in cost of sales in the accompanying Consolidated Statements of Operations for all periods presented.

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

Advertising Expenses

Advertising costs are charged to operations when incurred. Advertising expenses were $18,407 and $19,000 for the fiscal years ended March 31, 2009 and 2008, respectively.

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

Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards.

Interest and penalties are included in general and administrative expenses.

Variable Interest Entity

The Company has consolidated WM Realty, a variable interest entity that entered into a sale and leaseback contract with the Company, in 2006, to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company has also adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements.  The creditors of WM Realty do not have recourse to the general credit of Techprecision or Ranor.

Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards 141(R), “Business Combinations” (SFAS 141(R))

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires the companies to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009. The Company believes the adoption of SFAS 141(R) does not have an effect on the Company's consolidated financial position.

FASB Statement of Financial Accounting Standards 160, “Non-Controlling Interests in Consolidated Financial Statements” (SFAS 160)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the Company's equity. The amount of net income attributable to the non-controlling interest will be included in the consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively for all periods presented. Early adoption is prohibited. The Company believes the adoption of SFAS 160 will not have an effect on the Company's consolidated financial position or results of operations as there are no non-controlling interests.

FASB Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement 133” (SFAS 161)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company does not have any derivative instruments or utilize any hedging activities and therefore, SFAS No. 161 is not applicable to the Company at this time.

FASB Statement of Financial Accounting Standards 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." ("SFAS 162") SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 "The Meaning of 'Present Fairly in Conformity with Generally Accepted Accounting Principles'". SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The statement is effective November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

FASB EITF 07-5

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

FASB EITF 08-1

In November 2008, the FASB issued EITF 08-1, "Revenue Arrangements with Multiple Deliverables" ("EITF 08-1"). EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on April 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

FASB EITF 08-4

In June 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5". The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.   Techprecision does not expect that the adoption of SFAS 163 will have a material impact on our financial statements.

FASB EITF 08-6

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF 08-6”). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

FASB EITF 08-7

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive assets, which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

FASB EITF 08-8

In November 2008, the FASB ratified EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of EITF 08-8 on its consolidated results of operations and financial condition.
FASB EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on our consolidated financial statements.

FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (FSP FAS 132(R)

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, ("FAS 132(R)"), to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity's investment policies and strategies, the categories of plan assets, concentration of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

FASB Staff Position FAS No. 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FSP FAS 140-3)

On February 20, 2008, the FASB issued Staff Position FAS No. 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The provisions of this FSP are effective beginning on January 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after this date. Early application is prohibited. The Company believes the adoption of FAS No. 140-3 will not have an effect on the Company's consolidated financial position or results of operations as there are no non-controlling interests.

FASB Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP FAS 141R-1)

In April 2009, the FASB issued FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FAS No. 5, "Accounting for Contingencies," and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss." Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141R-1. The requirements of this FSP carry forward without significant revision the guidance on contingencies of FAS 141, "Business Combinations", which was superseded by FAS 141R. The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by FAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.  The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FASB Staff Position FAS No. 142-3, “Determination of Useful Life of Intangible Assets” (FSP FAS 142-3)

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP FAS 142-3 did not have a material impact on its consolidated financial statements.

FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FAS FSP 157-3)

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption will not have a material impact on the Company's financial position or results of operation.

S.E.C Staff Accounting Bulletin 110 (SAB110)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

S.E.C. Staff Accounting Bulletin No. 111, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (SAB 111)

In April 2009, the SEC issued Staff Accounting Bulletin ("SAB") No. 111, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" ("SAB 111"). SAB 111 amends SAB Topic 5M to reflect the guidance in FSP 115-2 and 124-2. SAB 111 maintains the prior staff views related to equity securities but amends SAB Topic 5M to exclude debt securities from its scope. The Company does not expect the adoption of SAB 111 will have a material impact on the Company's consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2009 and 2008 property, plant and equipment consisted of the following:

	2009		2008
Land	$110,113		$110,113
Building and improvements	1,542,591		1,412,730
Machinery equipment, furniture and fixtures	4,006,235		3,633,833
Total property, plant and equipment	5,658,939		5,156,676
Less: accumulated depreciation	(2,895,505	),	(2,345,695)
Total property, plant and equipment, net	$2,763,434		$2,810,981

Depreciation expense for the years ended March 31, 2009 and 2008 were $549,810 and $466,332, respectively. Land and buildings (which are owned by WM Realty - a consolidated entity under Fin 46 (R)) are collateral for the $3,200,000 Mortgage Loan. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

The Company is in process of installing $887,279 of equipment it had ordered in 2008 and received in January 2009.  The new equipment expands the Company’s fabrication capacity and is planning to commence operations in the first quarter of the next fiscal year ending March 31, 2010.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts as of March 31, 2009 and 2008:
	2009	2008
Cost incurred on uncompleted contracts, beginning balance	$10,633,862	$5,455,142
Total cost incurred on contracts during the year	28,078,982	28,651,712
Less cost of sales, during the year	(25,970,626)	(23,472,992)
Cost incurred on uncompleted contracts, ending balance	$12,742,218	$10,633,862

Billings on uncompleted contracts, beginning balance	$6,335,179	$4,188,697
Plus: Total billings incurred on contracts, during the year	40,833,972	19,956,718
Less: Contracts recognized as revenue, during the year	(38,087,735)	(17,810,236)
Billings on uncompleted contracts, ending balance	$9,081,416	$6,335,179

Cost incurred on uncompleted contracts, ending balance	$12,742,218	$10,633,862
Billings on uncompleted contracts, ending balance	(9,081,416)	(6,335,179)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,660,802	$4,298,683

As of March 31, 2009 and 2008, the Company had deferred revenues totaling $3,945,364 and $3,418,898, respectively. Deferred revenues represent the customer prepayments on their contracts.

On March 31, 2009 and 2008, $-0-and $151,195 of allowance for losses on uncompleted contracts were recognized, respectively.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2009 and 2008, the prepaid expenses included the following:
	2009	2008
Insurance	$140,237	$145,338
Prepayments on material purchases	1,418,510	882,739
Other	24,487	11,040
Total	$1,583,234	$1,039,117

NOTE 6 - DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized on a straight-line basis over the term of the related debt obligation. Amortization charged to operations in 2009 and 2008 were $17,026 and $17,026, respectively. As of March 31, 2009 and 2008, deferred charges were as follows:
	2009	2008
Deferred loan costs	$150,259	$150,259
Accumulated amortization	(45,593)	(28,567)
Deferred loan costs, net	$104,666	$121,692

The aggregate amortization expense for the next successive five years will be $17,026 per year.

NOTE 7 – LONG-TERM DEBT

The following debt obligations were outstanding on March 31, 2009 and 2008:

	2009	2008
Sovereign Bank Secured Term Note Payable	$2,285,715	$2,857,142
Amalgamated Bank Mortgage Loan	3,118,747	3,154,171
Ford Motor Credit Vehicle Loan	1,098	7,500
Total long-term debt	5,405,560	6,018,813
Principal payments due within one year	(611,362)	(613,832)
Principal payments due after one year	$4,794,198	$5,404,981

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank.  Pursuant to the agreement, the bank provided Ranor with a secured term loan of $4,000,000 (“Term Note”) and also extended to Ranor a revolving line of credit of up $1,000,000 the (“Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility to the earlier two debt facilities the (“CapEx Note”).

Significant terms associated with the Sovereign debt facilities are summarized below.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the Term Note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857, plus interest, with a final payment due on March 1, 2013.

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally the Company must also maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $1,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of March 31, 2009.  There were no borrowings outstanding under this facility as of March 31, 2009 and 2008.  The Company pays and unused credit line fee .25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of March 31, 2009.  The facility is open for renewal on an annual basis.  Under the facility, the Company may borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR, plus 3%.  The Company is obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 any outstanding borrowings and interest will be due and payable monthly on a five year amortization schedule.  There were no amounts outstanding under this facility as of March 31, 2009 and 2008.   The Company does however, have an intention to finance approximately $1.1 million of qualifying equipment purchased as of March 31, 2009 under the facility and would expect to draw down these borrowings in July 2009.

Mortgage Loan:

The mortgage loan is an obligation of WM Realty.  The mortgage has a term of 10 years, maturing October 1, 2016, and carries an annual interest rate of 6.7% with monthly interest and principal payments of $20,955.  The amortization is based on a 30 year term.  WM Realty has the right to repay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

In connection with the mortgage financing of the real estate owned by WM Realty, Mr. Andrew Levy executed a limited guaranty.  Pursuant to the limited guaranty, Mr. Levy personally guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

As of March 31, 2009, the maturities of long-term debt were as follows:

Year ending March 31,

2010	$611,515
2011	613,174
2012	616,126
2013	619,286
2014	51,242
Due after 2014	2,894,217
Total	$5,405,560

In addition to $5,405,560, the total long term long-term debt of $5,449,271 includes $43,712 of capitalized lease obligations (see Note 10).

NOTE 8 - INCOME TAXES

A reconciliation of the statutory income tax rates for fiscal years ended March 31, 2009 and 2008 of 36% and 40%, respectively, to the effective income tax rates applied to the net income reported in the Consolidated Statements of Operations is as follows:
	2009	2008
Federal income tax at statutory rate	34%	35%
State income taxes, net of federal benefit	6%	6%
Deduction for domestic production	(2)%	(2)%
Other	(2)%	1%
Total income tax provision (benefit)	36%	40%

As of March 31, 2009 and 2008, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2009	March 31, 2008
Deferred Tax Assets:
Compensation accrual	$100,000	$96,000
Allowance for doubtful accounts	10,000	10,000
Loss on uncompleted contracts	--	62,000
Net operating loss carry-forward	729,000	762,000
Total deferred tax assets	839,000	930,000
Deferred Tax Liabilities:
Depreciation	551,000	(48,000)
Net deferred tax asset	288,000	882,000
Valuation allowance	(288,000)	(882,000)
Net Deferred Tax Asset Balance	$—	$—

In the year ended March 31, 2009, the $594,000 decrease in the allowance was the net result of a $503,000 increase in tax liability for depreciation, $62,000 loss on uncompleted contracts and a $4,000 additional tax asset from accrued compensation and the application of $33,000 of net operating loss carryforward.   The valuation allowance increased by $125,000 during the year ended March 31, 2008.   The increase was a result of a $158,000 deferred tax liability arising from temporary differences in depreciation, a $16,000 reduction in the deferred tax asset arising from accrued compensation and a $16,000 loss on uncompleted contracts.

At March 31, 2009 and 2008, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realization of the deferred tax assets.

As of March 31, 2009, the Company’s federal net operating loss carry-forward was approximately $1,869,300. If not utilized, the federal net operating loss carry-forward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

As of March 31, 2009, the company had Federal tax refund receivable totaling $59,979 included in other receivables.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The principal equity owner of WM Realty made loans to WM Realty in the year ended March 31, 2007. The loan balance was $60,000 on March 31, 2007 and was paid off during the year ended March 31, 2008. Interest of $4,735 was paid during the year ended March 31, 2008 on the loan

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty to pay closing costs, which advance was repaid when WM Realty refinanced the mortgage in October 2006. WM Realty was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty a variable interest entity as defined by FIN 46 (R), and therefore has consolidated its operations into the Company.

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595 (See Note 8). In connection with the new mortgage, Andrew Levy, the managing member of WM Realty, executed a limited guarantee. pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $77,167 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $276,869 of accumulated depreciation.  The real property has a carrying cost of $1,151,275 on Techprecision’s consolidated balance sheet.

The only liability of WM Realty is the mortgage payable to Amalgamated bank with the carrying cost of $3,117,999. Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of Techprecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $277,404 on March 31, 2009. During the year ended March 31, 2009, WM Realty had a net income of $133,110 and capital distributions of $187,296.

NOTE 10 - LEASES

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the years ended March 31, 2009 and 2008, the Company’s annual rent expense was $502,047 and $444,500, respectively. Since the Company consolidated the operations of WM Realty pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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
The Company previously leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The rent expense for the Fitchburg facility was $53,548 in 2009 and $17,625 in 2008.  The lease provided for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expired in February 2009 and was not renewed.

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term.

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2011. Lease payments for capital lease obligations in 2009 totaled $15,564.

Future minimum lease payments required under operating and capital leases as of March 31, 2009, are as follows:

Year	Capital Leases	Operating Leases
2010	$15,564	$480,000
2011	15,564	486,640
2012	15,564	490,740
2013	--	450,000
2014	--	450,000
Thereafter	--	3,562,500
Total minimum payments required	46,692	$5,919,880
Less amount representing interest	2,980
Present value of future minimum lease payments	43,712
Less current obligations under capital leases	13,303
Long-term obligations under capital leases	$30,409

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $ 17,935 and $15,573 for the years ended March 31, 2009 and 2008, respectively.

NOTE 12 - CAPITAL STOCK

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

Each share of series A convertible preferred stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at March 31, 2009, each share of series A preferred stock was convertible into 1,3072 shares of common stock, with an effective conversion price of $.2180.

The shares of series A preferred stock and warrants to purchase a total of 11,220,000 shares of common stock were issued pursuant to a securities purchase agreement dated February 24, 2006. Contemporaneously with the securities purchase agreement, the Company entered into a registration rights agreement with the investor, pursuant to which it agreed to register the shares of common stock underlying the securities in accordance with a schedule. The registration statement was not declared effective in accordance with the original schedule, and the Company issued 33,212 shares of series A preferred stock to the investor as liquidated damages.

During the years ended March 31, 2009 and 2008, 722,556 and 734,398 shares of series A preferred stock were converted into 944,518 and 960,000 shares of common stock, respectively.

The Company had 6,295,508 and 7,018,064 shares of series A preferred stock outstanding at March 31, 2009 and 2008, respectively.

In addition to the conversion rights described above, the certificate of designation for the series A preferred stock provides that the holder of the series A preferred stock or its affiliates will not be entitled to convert the series A preferred stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. This provision cannot be amended.

No dividends are payable with respect to the series A preferred stock and no dividends are payable on common stock while series A preferred stock is outstanding. The common stock will not be redeemed while preferred stock is outstanding.

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

Pursuant to the securities purchase agreement relating to the issuance of the series A preferred stock and warrants, the Company agreed not to issue any additional preferred stock until the earlier of (a) three years from the Closing or (b) the date that the investor transfers and/or converts not less than 90% of the shares of series A preferred stock and sells the underlying shares of common stock.  This provision expired on February 24, 2009.

Under the terms of the purchase agreement, the investor has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of series A preferred stock owned by the investor to the total of such shares.

The purchase agreement also required the Company to maintain a board of directors on which a majority of directors are independent directors; to maintain an audit committee comprised solely of independent directors; and to maintain a compensation committee with a majority of members being independent directors.  These provisions expired three years from the Closing, which expiration occurred on February 24, 2009.

Common Stock Purchase Warrants

In February 2006, we issued to the investor warrants to purchase 11,220,000 shares of common stock in connection with its purchase of the series A preferred stock. These warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011. If the shares of common stock are not registered pursuant to the Securities Act of 1933, the holders of the warrants have cashless exercise rights which will enable them to receive the value of the appreciation in the common stock through the issuance of additional shares of common stock. These warrants had initial exercise prices of $0.57 as to 5,610,000 shares and $0.855 as to 5,610,000 shares. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the exercise prices per share of the warrants were reduced from $0.57 to $.43605 and from $0.855 to $.654075, respectively.

If, during the period ending February 24, 2009, the Company issued common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the applicable exercise prices, with certain specified exceptions, the exercise price of the warrants would be reduced to reflect an exercise price equal to the lower price. This adjustment would not affect the number of shares of common stock issuable upon exercise of the warrants. No adjustment was required pursuant to this provision, which expired on February 24, 2009.

On September 1, 2007, the Company entered into a contract with an investor relations firm pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permits the Company to deliver unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital.

Common Stock

The Company had 90,000,000 authorized common shares at March 31, 2009 and 2008.  The Company had 13,907,513 shares of common stock outstanding at March 31, 2009 and 12,572,995 shares of common stock outstanding at March 31, 2008.

During the year ended March 31, 2009, the Company issued 390,000 shares upon exercise of warrants and 944,518 shares of common stock upon conversion of series A convertible preferred stock.  During the year ended March 31, 2008, the Company issued 1,510,000 shares of common stock upon exercise of warrants, 960,000 shares of common stock upon conversion of series A preferred stock, and 53,995 shares for services.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Pursuant to the Plan, each newly elected independent director received at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009, with respect to directors in office in July 2006 and commencing on July 1st coincident with or following the third anniversary of the date of his or her first election.  These options are exercisable in installments.  Pursuant to the Plan, in July 2006, the Company granted non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant, to the three independent directors.

On April 1, 2007, the Company granted options to purchase 211,660 shares of common stock at an exercise price of $.285 to the employees. The company shares did not trade in the market and had no intrinsic value at the date of grant.  It was not possible to reasonably estimate fair market value at their grant date, fair value, and thus according to SFAS 123(R) they were measured at intrinsic value.

On October 1, 2008, the Company granted options to purchase 22,500 shares of common stock at an exercise price of $1.31 per share to its independent directors.  The options provided for vesting as follows: 13,500 were immediately vested on the date of grant and the remaining 9,000 options vest in two installments of 4,500 each on the first and second anniversary of the grant date.  The options are not covered under the plan.

On March 23, 2009, the Company entered into an employment agreement with the Company’s CFO, pursuant to which, he was granted an option to purchase 150,000 shares of common stock options at an exercise price of $0.49 per share, being the fair market value on the date of grant.  The options will vest in equal amounts of 50,000 over three years on the anniversary of the date of this agreement.  Pursuant to the terms of the employment agreement, the option exercise price was determined based upon the market price of the Company’s common stock as of the date of grant. Any future option grants will be in the sole discretion of the Board.

At March 31, 2009, 455,841 shares of common stock were available for grant under the Plan.

The status of the Company stock options and stock awards are summarized as follows:

	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2007	150,000	$0.285	$35,250
Granted	221,659	0.285	52,090
Outstanding at March 31, 2008	371,659	$0.285	$87,240
Granted	172,500	$0.600	-
Outstanding at March 31, 2009	544,159	$0.384	$87,240

The following table summarizes information about our options outstanding at March 31, 2009:

		Weighted Average Remaining	Weighted	Exercisable Options
Exercise Price	Number Outstanding	Contractual Life (in years)	Average Exercise Price	Number Outstanding	Exercise Price
0.285	371,659	2-3	0.285	371,659	0.285
0.49	150,000	5	0.490	-	-
1.31	22,500	4.5	1.310	13,500	1.310
	544,159	3.8	0.384	395,159	0.344

As of March 31, 2009 there was $67,300, respectively, of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over three years. The total fair value of shares fully vested during the year ended March 31, 2009 was $10,125.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year US Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented are as follows:

March 31,
2009
Volatility	29.8%
Risk-Free Interest Rate	2.7%
Expected Life of Options	5 yrs.

The fair value of options granted during 2009 was $16,875.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009		2008
Customer	Dollars	Percent	Dollars	Percent
A	$21,784,802	57%	$16,143,078	51%
B	3,879,514	10%	5,434,054	17%

NOTE 15 - EMPLOYMENT AND COMPENSATION AGREEMENTS

Agreement with Interim Chief Executive Officer

On March 31, 2009, we entered into an executive consulting agreement with Mr. Louis A. Winoski pursuant to which Mr. Winoski agreed to provide executive management and consulting services in the role of Interim Chief Executive Officer of the Company.  The executive consulting agreement provides that in exchange for his services as Interim Chief Executive Officer, the Company will pay Mr. Winoski consulting fees at a rate of Ten Thousand Dollars ($10,000.00) per month.  The executive consulting agreement automatically terminates after six (6) months, unless extended by the mutual written agreement of the parties.  Either party may terminate the executive consulting agreement at any time by giving the other party fifteen (15) days prior written notice.  A party may also terminate the executive management agreement for breach if the other party materially breaches any provision of the agreement and fails to cure such breach within ten (10) days after written notice of the breach.

Agreement with Chief Financial Officer

The Company executed an Employment Agreement (the “CFO Employment Agreement”) on March 23, 2009, to hire Mr. Richard F. Fitzgerald for the position of Chief Financial Officer (“CFO”). The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to the Board and the Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning of the Company as well as establishing major economic objectives and policies for the Company and ensuring compliance with the Company’s SEC reporting obligations.

Upon his execution of the CFO Employment Agreement, Mr. Fitzgerald was entitled to a signing bonus of $25,000.00.  Mr. Fitzgerald will receive an annual base salary of $195,000 and options to purchase 150,000 shares of the Company’s common stock, which vest in three equal parts over three years.  The exercise price of the options will be the market price as of the grant date.  Mr. Fitzgerald will also be eligible for an annual cash performance bonus based upon the financial performance of the Company as determined by the Board. Mr. Fitzgerald will be entitled to participate fully in the Company’s employee benefit plans and programs.  Mr. Fitzgerald will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CFO.

The Company may terminate the CFO Employment Agreement at any time without cause, as defined in the CFO Employment Agreement.  In the event of a termination without cause, the Company will be required to pay Mr. Fitzgerald an amount equal to one year of his base salary paid in equal installments in accordance with the Company’s payroll policies.  The Company may terminate the CFO Employment Agreement for cause at any time upon seven (7) days written notice, during which period Mr. Fitzgerald may contest his termination before the Board.

In connection with the future termination of the CFO Employment Agreement, Mr. Fitzgerald will have the obligation not to disclose the Company’s confidential information or trade secrets to anyone following termination of the CFO Employment Agreement.  Mr. Fitzgerald is also subject to a covenant not to compete with the Company for a period of 12 months following termination of the CFO Employment Agreement.

Severance Agreement with James Reindl

Mr. Reindl resigned from all of his offices and positions with the Company and Ranor, including his office as Chief Executive Officer of the Company, and his positions as a director and Chairman of the Board, effective March 31, 2009 (the “Resignation Date”). Upon his resignation, Mr. Reindl entered into a separation, severance and release agreement with the Company (the “Severance Agreement”) to provide for certain severance payments to Mr. Reindl, and to obtain his assistance when and as needed during a transition period.

Under the terms of the Severance Agreement, Mr. Reindl will be entitled to receive severance payments for up to twelve (12) months (the “Severance Period”), which will be at a gross monthly rate of $16,666.67 during the first six months of the Severance Period, and which will be at a gross monthly rate of $10,416.67 for the remainder of the Severance Period.  Aggregate gross severance payments will equal $162,500.  Such payments will be made to Mr. Reindl in accordance with the Company’s normal payroll practices, provided that he complies with the Severance Agreement.  No additional compensation, bonuses or benefits will be payable by the Company to Mr. Reindl under the Severance Agreement.  The Severance Agreement also provides for certain mutual releases by Mr. Reindl and the Company.

The Severance Agreement also provides that Mr. Reindl will make himself available to provide transition services to the Company for a period of up to three (3) months when and as needed.  During such period, Mr. Reindl will assist the Company in transitioning his responsibilities to Mr. Winoski as the Interim Chief Executive Officer and to other senior management.

The restrictive covenants regarding confidentiality, noncompetition and non-solicitation to which Mr. Reindl previously agreed under his existing employment agreement with the Company (the “Restrictive Covenants”) will continue in full force after the Resignation Date.  The Severance Agreement provides that Mr. Reindl’s continued compliance with the Restrictive Covenants is a condition to the Company’s obligation to make severance payments under the Severance Agreement.

NOTE 16 EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share,” (“EPS”).

	March 31,	March 31,
	2009	2008
Basic EPS
Net income	$5,928,991	$3,515,935
Weighted average shares	13,640,397	10,896,976
Basic income per share	$0.43	$0.32
Diluted EPS
Net income	$5,928,99113,640,397	$3,515,93510,896,976
Basic weighted average shares
Dilutive effect of Convertible preferred stock, warrant and stock options	12,103,760	17,484,004
Diluted weighted average shares	25,744,157	28,380,980
Diluted income per share	$0.23	$0.12

During the years ended March 31, 2009 and 2008 there were no potentially anti-dilutive options, warrants, or convertible preferred stock.

NOTE 17 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2009 and 2008. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2009
Net sales	11,658	13,601	8,555	4,274
Gross profit	3,380	5,013	2,622	1,102
Net income	1,572	2,476	1,013	868
Basic earnings per share	0.12	0.18	0.07	0.06
Diluted earnings per share (1)	0.06	0.09	0.04	0.04

Year ended March 31, 2008
Net sales	6,553	6,371	9,610	9,271
Gross profit	1,676	1,499	2,078	2,557
Net income	685	601	1,377	852
Basic earnings per share	0.06	0.06	0.12	0.08
Diluted earnings per share (1)	0.04	0.03	0.05	0.03

(1) Quarterly income (loss) per share may not equal the annual reported amounts

NOTE 18 - SEGMENT INFORMATION

We operate in one industry segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.

NOTE 19 – SUBSEQUENT EVENT

During April 2009, the Company’s largest customer, GT Solar, provided notice of its intent to cancel a portion of an open purchase order reducing the total purchase commitment by approximately $16.8 million.  As a result, the Company’s backlog of $38.6 million at March 31, 2009 will be reduced by approximately $16.8 million to $21.8 million.  Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.