Form 10-Q
period 2009-06-30
TECHPRECISION CORP
filed 2009-08-12
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at June 30, 2009 was 13,907,513.

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$9,403,943	$10,462,737
Accounts receivable, less allowance for doubtful accounts of $25,000	1,655,553	1,418,830
Costs incurred on uncompleted contracts, in excess of progress billings	3,529,599	3,660,802
Inventories - raw materials	305,161	351,356
Deferred tax asset	246,133	--
Prepaid expenses	1,555,844	1,583,234
Other receivables	30,000	59,979
Total current assets	16,726,233	17,536,938
Property, plant and equipment, net	3,533,588	2,763,434
Equipment under construction	--	887,279
Deferred loan cost, net	100,410	104,666
Total assets	$20,360,231	$21,292,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631,721	950,681
Accrued expenses	571,767	710,332
Accrued taxes	-	155,553
Deferred revenues	3,953,249	3,945,364
Current maturity of long-term debt	624,593	624,818
Total current liabilities	5,781,330	6,386,748

LONG-TERM DEBT
Notes payable- noncurrent	4,668,914	4,824,453

STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,000,000 are designated as Series A Preferred
Stock, with 6,295,508 shares issued and outstanding at June 30,2009
and 6,295,508 at March 31, 2009 (liquidation preference of $1,794,220 and $1,794,220 at June 30, 2009 and March 31, 2009, respectively.)	2,287,508	2,287,508
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 13,907,513
shares at June 30, 2009 and March 31, 2009	1,392	1,392
Paid in capital	2,827,395	2,872,779
Retained earnings	4,794,692	4,919,437
Total stockholders’ equity	9,910,987	10,081,116
Total liabilities and stockholders' equity	$20,360,231	$21,292,317

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	June 30 ,
	2009	2008
Net sales	$3,318,911	$11,658,134
Cost of sales	2,754,109	8,277,803
Gross profit	564,802	3,380,331
Operating expenses:
Salaries and related expenses	393,367	435,095
Professional fees	76,212	47,687
Selling, general and administrative	298,421	138,996
Total operating expenses	768,000	621,778
Income from operations	(203,198)	2,758,553
Other income (expenses)
Interest expense	(104,162)	(118,781)
Interest income	3,186	--
Finance costs	(4,256)	(3,826)
Total other income (expense)	(105,232)	(122,607)

Income (loss) before income taxes	(308,430)	2,635,946
Provision for income taxes	183,685	(1,064,250)
Net (loss) income	$(124,745)	$1,571,696
Net (loss) income per share of common stock (basic)	$(0.01)	$0.12
Net (loss) income per share (basic) and net income per share (diluted)	$(0.01)	$0.06
Weighted average number of shares outstanding (basic)	13,907,513	12,925,606
Weighted average number of shares outstanding (diluted)	13,907,513	26,421,957

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(124,745)	$1,571,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,383	136,471

Changes in operating assets and liabilities:
Accounts receivable	(236,723)	(1,891,316)
Deferred income taxes	(246,133)	(90,772)
Inventory	46,195	(57,584)
Costs incurred on uncompleted contracts	(454,217)	4,790
Other receivables	29,979	--
Prepaid expenses	27,390	787,284
Accounts payable and accrued expenses	(725,578)	1,316,052
Accrued severance	112,500	--
Customer advances	593,307	(551,836)
Net cash provided by (used in)operating activities	(856,642)	1,224,785

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	--	(123,540)
Deposits on equipment	--	(150,000)
Net cash used in investing activities	--	(273,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(45,384)	(46,875)
Issuance of common stock on exercise of warrants	--	170,060
Payment of notes and lease obligations	(156,768)	(153,217)
Net cash used in financing activities	(202,152)	(30,032)

Net (decrease) increase in cash and cash equivalents	(1,058,794)	921,213
Cash and cash equivalents, beginning of period	10,462,737	2,852,676
Cash and cash equivalents, end of period	$9,403,943	$3,773,889

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Three Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$104,162	$118,781
Income taxes	$218,000	$937,067

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Three months Ended June 30, 2009

The company placed $887,279 of equipment which was under construction at the beginning of the period into service.

Three months Ended June 30, 2008

During the three months ended June 30, 2008, the Company issued 723,000 shares of common stock upon conversion of 553,093 shares of series A preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180.

During the three months ended June 30, 2008, the Company issued 390,000 shares of common stock upon exercise of 390,000 warrants having an exercise price of $0.43605. The Company had estimated the costs of warrants at $.03 per warrant using Black-Scholes model, at the time of issuance.

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

The accompanying consolidated financial statements include the accounts of the Company and Ranor as well as a variable interest entity, WM Realty. Intercompany transactions and balances have been eliminated in consolidation.

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

Level 3:  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments’ valuation.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company has analyzed the requirements of FSP No. FAS 157-2 and does not believe it has any impact on its financial condition, results of operations, or cash flows.

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

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective March 1, 2008, and elected not to establish a fair value for its financial instruments and certain other items under this statement.  Therefore, the Company’s adoption of this statement did not impact its consolidated financial statements during the three months ended June 30, 2009.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of June 30, 2009 and $100,000 as of June 30, 2008.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense for the quarters ended June 30, 2009 and 2008.

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

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, the Company initially measured the fair value of the series A preferred stock by the amount of cash that was received for their issuance. The Company subsequently determined that the convertible preferred shares and the accompanying warrants were equity instruments under SFAS 150 and 133. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the series A preferred stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933, and as a result, the additional shares issuable upon conversion of the Series A preferred stock need not be registered shares. Our preferred stock also met all other conditions for the classification as equity instruments. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the series A preferred stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

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

According to FASB Codification740-270-25, tax (benefit) related to interim period ordinary income (loss) is computed at an estimated annual effective tax rate and tax (benefit) related to all other items are individually computed and recognized when the items occur.  The tax effects of losses that arise in the early portion of a fiscal year are recognized only when the benefits are expected to be either realized during the year or recognized as a deferred tax asset at the end of the year.  Based on projected contractual profitability during the fiscal year, the company has recognized a net tax benefit of $183,685 in the three months ended June 30, 2009 that it would expect to realize during subsequent periods of profitability during the remainder of the fiscal year.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 amends the requirements in FASB 107, Disclosure about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will disclose the fair value of financial instruments under FSP 107-1/APB 28-1 if they are not already carried at fair value.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”). FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

FAS 165 is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements or the fair value of its financial assets.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

 NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2009 and March 31, 2009, property, plant and equipment consisted of the following:

	June 30, 2009 (unaudited)	March 31, 2009 (audited)
Land	$110,113	$110,113
Building and improvements	1,486,349	1,486,349
Machinery equipment, furniture and fixtures	4,893,515	4,006,235
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,546,219	5,658,939
Less: accumulated depreciation	(3,012,631)	(2,895,505)
Total property, plant and equipment, net	$3,533,588	$2,763,434

Depreciation expense for the periods ended June 30, 2009 and 2008 was $117,126 and $132,645, respectively. Land and buildings (which are owned by WM Realty - a consolidated entity under Fin 46 (R)) are collateral for the $3,200,000 Amalgamated Bank Mortgage Loan described in greater detail under Note 6 Long-Term Debt. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and line of credit.

The Company has placed $887,279 of equipment into service during the three months ended June 30, 2009 that it had ordered in 2008 and received in January 2009.  The new equipment expands the Company’s machining capacity.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts as of June 30, 2009 and March 31, 2009:

	June 30, 2009 (unaudited)	March 31, 2009 (audited)
Cost incurred on uncompleted contracts, beginning balance	$12,742,217	$10,633,862
Total cost incurred on contracts during the period	3,208,327	28,078,982
Less cost of sales, during the period	(2,754,110)	(25,970,626)
Cost incurred on uncompleted contracts, ending balance	$13,196,434	$12,742,218

Billings on uncompleted contracts, beginning balance	$9,081,416	$6,335,179
Plus: Total billings incurred on contracts, during the period	3,904,330	40,833,972
Less: Contracts recognized as revenue, during the period	(3,318,911)	(38,087,735)
Billings on uncompleted contracts, ending balance	$9,666,835	$9,081,416

Cost incurred on uncompleted contracts, ending balance	$13,196,434	$12,742,218
Billings on uncompleted contracts, ending balance	(9,666,835)	(9,081,416)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,529,599	$3,660,802

As of June 30, 2009 and March 31, 2009, the Company had deferred revenues totaling $3953,249 and $3,945,364, respectively. Deferred revenues represent the customer prepayments on their contracts.

NOTE 5 - PREPAID EXPENSES

As of June 30, 2009 and March 31, 2009, the prepaid expenses included the following:

	June 30, 2009 (unaudited)	March 31, 2009 (audited)
Prepayments on material purchases	$1,414,433	$1,418,510
Insurance	83,139	140,237
Other	58,272	24,487
Total	$1,555,844	$1,583,234

NOTE 6 – LONG-TERM DEBT

The following debt obligations were outstanding on June 30, 2009 and March 31, 2009:

	June 30, 2009 (unaudited)	March 31, 2009 (audited)
Sovereign Bank Secured Term Note Payable	$2,142,858	$2,285,715
Amalgamated Bank Mortgage Loan	3,109,188	3,118,747
Ford Motor Credit Vehicle Loan	-	1,098
Total long-term debt	5,252,046	5,405,560
Principal payments due within one year	(611,089)	(611,362)
Principal payments due after one year	$4,640,957	$4,794,198

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

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  The company has incurred a loss in the three months ended June 30, 2009 but meets the covenants after that loss.  Additionally the Company must also maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $1,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of June 30, 2009.  There were no borrowings outstanding under this facility as of June 30, 2009 and 2008.  The Company pays and unused credit line fee .25% on the average unused credit line amount in the previous month.  The Company received notice from Sovereign Bank that this facility had been renewed on August

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of June 30, 2009.  The facility is open for renewal on an annual basis.  Under the facility, the Company may borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR, plus 3%.  The Company is obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 any outstanding borrowings and interest will be due and payable monthly on a five year amortization schedule.  There were no amounts outstanding under this facility as of June 30, 2009 and March 31, 2009.   The Company is  however in the process of  financing approximately $1.1 million of qualifying equipment purchased as of June 30, 2009 under the facility and expects to draw down $880,000 in borrowings during August 2009.

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

As of June 30, 2009, the maturities of long-term debt were as follows:

Year ending June 30,
2010	$611,089
2011	613,893
2012	616,896
2013	477,254
2014	52,124
Due after 2014	2,880,790
Total	$5,252,046

In addition to $5,252,046, the total long term long-term debt of $5,292,507 includes $40,461 of capitalized lease obligations (see Note 9).

NOTE 7 - INCOME TAXES

For the three months ended June 30, 2009 and 2008, the Company recorded provisions for the federal and State income tax benefit and income tax expense of $183,685 and $(1,064,250), respectively. The effective tax benefit and expense rates for the three months ended June 30, 2009 and 2008 were (60)% and 40% respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 39% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, net operating loss carryforwards, and operating losses that occurred during the period.

As of June 30, 2009, the Company’s federal net operating loss carry-forward was approximately $1,780,714. If not utilized, the federal net operating loss carry-forward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595 (See Note 6). In connection with the new mortgage, Andrew Levy, the managing member of WM Realty, executed a limited guaranty. pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $48,052 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $299,210 of accumulated depreciation.  The real property has a net carrying cost of $1,143,435 on Techprecision’s consolidated balance sheet.

The only liability of WM Realty is the mortgage payable to Amalgamated bank with the carrying cost of $3,109,248.  Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of Techprecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $291,885 on June 30, 2009. During the three months ended June 30, 2009, WM Realty had a net income of $30,894 and capital distributions of $45,375.

NOTE 9 - LEASES

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the three months ended June 30, 2009 and 2008, the Company’s rent expense was $112,500 and $112,500, respectively. Since the Company consolidated the operations of WM Realty pursuant to FIN 46, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company previously leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The rent expense for the Fitchburg facility was $-0- and $14,100  in the three months ended June 30, 2009 and June 30, 2008, respectively.  The lease provided for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expired in February 2009 and was not renewed.

On February 24, 2009, the Company entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term. During the three months ended June 30, 2009 the Company’s rent expense with respect to the Delaware property was $7,500.

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2011. Lease payments for capital lease obligations for the three months ended June 30, 2009 totaled $3,253.

Future minimum lease payments required under operating and capital leases as of June 30, 2009, are as follows:

	Capital	Operating
Year ended June 30,	Leases	Leases
2010	$15,564	$480,000
2011	15,564	488,640
2012	12,970	480,555
2013	--	450,000
2014	--	450,000
Thereafter	--	3,450,000
Total minimum payments required	44,098	$5,799,195
Less amount representing interest	3,637
Present value of future minimum lease payments	40,461
Less current obligations under capital leases	13,504
Long-term obligations under capital leases	$26,957

NOTE 10 - CAPITAL STOCK

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

Each share of series A preferred stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at June 30, 2009, each share of series A preferred stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $.2180.

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

During the three months ended June 30, 2009, no shares of series A preferred stock were converted into shares of common stock, respectively.

The Company had 6,295,508 shares of series A preferred stock outstanding at June 30, 2009 and March 31, 2009.

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

Common Stock

The Company had 90,000,000 authorized common shares at June 30, 2009 and March 31, 2009.  The Company had 13,907,513 shares of common stock outstanding at June 30, 2009 and March 31, 2009.
During the three months ended June 30, 2009 the Company issued no shares of common stock.

NOTE 11 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Pursuant to the Plan, each newly elected independent director received at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009, with respect to directors in office in July 2006 and commencing on July 1 coincident with or following the third anniversary of the date of his or her first election.  These options are exercisable in installments.  Pursuant to the Plan, in July 2006, the Company granted non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $.285 per share, which was determined to be the fair market value on the date of grant, to the three independent directors.

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

At June 30, 2009, 455,841 shares of common stock were available for grant under the Plan.

The status of the Company stock options and stock awards are summarized as follows:

		Weighted	Aggregate
	Number Of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at March 31, 2009	544,159	$0.384	$87,240
Granted	--	--	--
Outstanding at June 30, 2009	544,159	$0.384	$87,240

The following table summarizes information about our options outstanding at June 30, 2009:

		Weighted Average Remaining	Weighted	Exercisable Options
Exercise Price	Number Outstanding	Contractual Life (in years)	Average Exercise Price	Number Outstanding	Exercise Price
0.285	371,659	2.7-7.0	0.285	371,659	0.285
0.49	150,000	4.7	0.490	-	-
1.31	22,500	4.3	1.310	13,500	1.310
	544,159	3.6	0.384	395,159	0.344

As of June 30, 2009 there was $67,300, respectively, of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over three years. No shares fully vested during the three months ended June 30, 2009.

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

June 30,
2009
Volatility	29.8%
Risk-Free Interest Rate	2.7%
Expected Life of Options	5 yrs.

No options were granted during the three months ended June 30, 2009.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
Customer	Dollars	Percent	Dollars	Percent
A	$1,321,111	40%	$1,552,084	13%
B	691,237	21%
C	488,177	15%
D			8,046,100	69%

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

NOTE 13 EARNINGS PER SHARE (“EPS”)

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

	June 30,	June 30,
	2009	2008
Basic EPS
Net (loss) income	$(124,755)	$1,571,696
Weighted average shares	13,907,513	12,925,606
Basic (loss) income per share	$(0.01)	$0.12
Diluted EPS
Net (loss) income	$(124,755)	$1,571,696
Dilutive effect of Convertible preferred stock, warrant and stock options	--	13,496,351
Diluted weighted average shares	13,907,513	26,421,957
Diluted income per share	$(0.01)	$0.06

During the three months ended June 30, 2008 there were no potentially anti-dilutive options, warrants, or convertible preferred stock.

NOTE 14 - SEGMENT INFORMATION

We operate in one industry segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.

NOTE 15 –SUBSEQUENT EVENT

On August 4, 2009, Sovereign Bank extended the Company a commitment letter to renew a $2,000,000 revolving working capital line of credit under terms substantially equivalent to those in place on the prior line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Management’s Discussion and Analysis” in our Form 10-K for the year ended March 31, 2009 and this Item 2 in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the U.S. and global economies, to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations which include cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services in addition to our manufacturing capabilities: which include manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting).

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

During the last several years, the demand for our services has been relatively strong. However recent recessionary pressures have affected the requirements of our customers.  GT Solar, which has been our largest customer for each of the past three fiscal years, has slowed production significantly and in April 2009  provided notice of its’ intention to cancel the majority of orders included in our  June 30, 2009 backlog.  Other customers have delayed deliveries of existing orders and have delayed the placement of new orders.

A significant portion of our revenue is generated by a small number of customers. During the three months ended June 30, 2009, our largest customer, BAE Systems, accounted for approximately 40% of our revenue, our second largest customer, Still River Systems, accounted for approximately 21% of our revenue, and our third largest customer, General Dynamics Electric Boat Corporation ,accounted for approximately 15% of our revenue. For the three months ended June 30, 2008, our largest customer, GT Solar, accounted for 69% of our revenue and BAE accounted for 13% of our revenue.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure, and whenever possible. During the three months ended June 30, 2009, our sales and net loss were $3.3 million and ($125,745), respectively as compared to sales of $11.7 million and net income of $1.6 million, respectively, for the three months ended June 30, 2008.  Our gross margin for the three months ended June 30, 2009 was 17% as compared to 29% in the three months ended June 30, 2008 as a result of lesser sales volume.  Both net sales and gross margin declined in the three months ended June 30, 2009, reflecting the effects of the global economic downturn on our customers and their customers.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such a period, we would continue to incur our overhead expense but with lower revenue. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.

As of June 30, 2009, we had a backlog of orders totaling approximately $39.5 million, of which approximately $28.5 million represented orders from GT Solar.  During the three months ended June 30, 2009, GT Solar provided notice of its intent to cancel a portion of an open purchase order reducing its total purchase commitment by approximately $16.8 million, reducing our total backlog to $22.7 million.  Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.  The backlog also includes orders in excess of $1.0 million from each of five customers totaling more than $7.9 million in addition to GT Solar. We expect to deliver the backlog during the years ended March 31, 2010 and March 31, 2011.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector that may result. However, revenues derived from the nuclear power industry were insignificant for the three months ended June 30, 2009 and currently constitute approximately 5% of our backlog that we expect to deliver by March 31, 2010 and March 2011. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of medical isotopes storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for 21% of our total net sales for the three months ended June 30, 2009 while sales to our medical isotope customer were not significant during the three months ended June 30, 2009.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities through expansion of our existing facilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development capabilities and customer diversification.  We do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the three months ended June 30, 2009 from the assumptions, estimates and judgments used in the preparation of our audited financial statements for the year ended March 31, 2009.

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

For the three months ended June 30, 2009 and 2008, the Company recorded provisions for the Federal and State income tax benefit and income tax expense of $183,685 and $(1,064,250), respectively. The effective tax benefit and expense rates for the three months ended June 30, 2009 and 2008 were (60)% and 40% respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 39% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, net operating loss carryforwards, and operating losses that occurred during the period.

As of June 30, 2009, the Company’s federal net operating loss carry-forward was approximately $1,780,714. If not utilized, the federal net operating loss carry-forward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended June 30, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months
					Ended June 30,
	2009		2008		2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,318	100%	$11,658	100%	$(8,340)	(72)%
Cost of sales	2,754	83%	8,277	71%	(5,523)	(67)%
Gross profit	564	17%	3,381	29%	(2,817)	(83)%

Payroll and related costs	394	12%	435	4%	(41)	(9)%
Professional expense	76	2%	47	0%	29	62%
Selling, general and administrative	298	9%	139	1%	159	114%
Total operating expenses	768	23%	621	5%	147	24%

Income (loss) from operations	(204)	(6)%	2,760	24%	(2,964)	(107)%
Interest expense, net	(101)	(3)%	(119)	(1)%	18	(15)%
Finance costs	(4)	0%	(4)	0%	-	-%
Income (loss) before income taxes	(309)	(9)%	2,637	23%	(2,946)	(112)%
Provision for income taxes, net	184	6%	(1,064)	(9)%	1,248	117%
Net (loss) income	$(125)	(4)%	1,573	13%	(1,698)	(108)%

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

Recent disruptions in the global capital markets have resulted in reduced availability of funding worldwide and a higher level of uncertainty experienced by some end-user solar cell module manufacturers. As a result, our customers have made reductions in their direct labor workforce and reported decreases in their order backlogs as well as adjustments to the procurement of materials in their photovoltaic related production.  In response, we have been negotiating extensions of the delivery schedules and other modifications under some of our existing contracts. During the three months ended, 2009, GT Solar provided notice of its intent to cancel a portion of an open purchase order reducing the total purchase commitment by approximately $16.8 million, reducing our total backlog to $21.8 million.  Post the cancellation, the remaining GT Solar backlog of approximately $11.7 million includes approximately $3.4 million of open product purchase orders and approximately $8.3 million of material buyback.

Net Sales

Net sales decreased by $8.3 million , or 72%, from $11.7 million  for the three months ended June 30, 2008 to $3.3 million  for the three months ended June 30, 2009. A significant portion of the decrease resulted from decrease in sales to GT Solar.  The global economic downturn adversely impacted our operations in much of the first quarter of fiscal year 2009.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2009 decreased by $5.5 million  to $2,8 million a decrease of 67%, from $8.3 million  for three months ended June 30, 2008. The decrease in the cost of sales was principally due to the reduction in volume of sales.   The decline in gross profit margin was $2.8 million (83%) from $3.4 million  or 29% of sales, during the three months ended June 30, 2008 to $564,,802 or 17% of sales for the period ending June 30, 2009.  Contributing to the deline in gross margin were costs associated with underutilized capacity as well as relatively higher labor cost on several contracts.

Operating Expenses

Our payroll and related costs within our selling and administrative costs were $393,367 for the three months ended June 30, 2009 as compared to $435,095 for the three months ended June 30, 2008. The $41,529  (10%) decrease in payroll is due primarily to a decline in bonus compensation compared to the prior year..

Professional fees increased from $47,687 for the three months ended June 30, 2008 to $76,212 for the three months ended June 30, 2009. This increase was primarily attributable to an increase in legal costs related to contract review and SEC filing requirements.

Selling, administrative and other expenses three months ended June 30, 2009 were $298,421  as compared to $138,996 for three months ended June 30, 2008, an increase of $159,425 or 114%.  Additional expenditures of $112,500 related to executive severance pay were the principal component of the increase.

Interest Expense

Interest expense for three months ended June 30, 2009 was $104,162 compared to $118,781 for the three months ended June 30, 2008. The decrease of $14,619 (11%) is a result of lower principal balances of the Sovereign and Amalgamated bank loans outstanding in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Net Income

As a result of the foregoing, our net loss was ($124,745) ($0.01 per share) for the three months ended June 30, 2009, as compared to net income of $1.57 million  ($0.12 and $.0.06 per share basic and diluted, respectively) for the three months ended June 30, 2008.

Liquidity and Capital Resources

At June 30 2009, we had working capital of $10..9 million  as compared to working capital of $11.1 million at March 31, 2009, a decrease of $205,787 or 1.8% . The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	June 30, 2009	March 31, 2009	Change Amount	Percentage Change
Cash and cash equivalents	9,404	10,463	(1,059)	(10.1)%
Accounts receivable, net	1,656	1,419	237	16.7%
Costs incurred on uncompleted contracts	3,530	3,661	(131)	(3.6)%
Raw material inventories	305	351	(46)	(13.1)%
Prepaid expenses	1,556	1,583	(27)	(1.7)%
Deferred tax asset	246	--	246	--%
Other receivables	30	60	(30)	(50.0)%
Accounts payable	632	951	(319)	(33.6)%
Accrued expenses	459	710	(251)	(35.3)%
Accrued severance	113	-	113
Accrued taxes	-	156	(156)	(100.0)%
Progress billings in excess of cost of uncompleted contracts	3,953	3,945	8	0.2%
Current maturity of long-term debt	625	625	(0)	0.0%

The cash used in operations was $856,642 for the three months ended June 30, 2009 as compared to the cash provided by operations of $1,2 million for the three months ended June 30, 2008. The decrease in cash flows from operations of $2.1 million or 170%, was the net effect of a decrease in the net profits, decrease in costs incurred on uncompleted contracts and payment of accounts payable and accrued expenses in the three months ended June 30, 2009.

The net cash used in financing activities was $202,152 for the three months ended June 30, 2009 as compared to $30,032 for the three months ended June 30, 2008.  During the three months ended June 30, 2009, we made principal payment of $142,857 on our loans from Sovereign Bank and principal payments of $3,251 on capital lease obligations.  In addition, WM Realty made principal payments on its mortgage of $9,559.  WM Realty also made capital distributions to its members of $45,375.  During the three months ended June 30, 2008, the Company made principal payments of $142,857 on our loans from Sovereign Bank and received $170,060 from the exercise of warrants.  WM Realty made mortgage principal reduction payments totaling $8,788 and made capital distributions to its members of $46,875.

During the three months ended June 30, 2009, the installation of the equipment under construction at March 31, 2009 had been fully completed, placed into service and was transferred to property, plant and equipment.  We did not engage in additional investing activities for the three months ended June 30, 2009.  For the three months ended June 30, 2008 we invested $123,540 in property, plant and equipment and paid a deposit on equipment of $150,000.  This deposit was credited to our purchase price in fiscal 2009 when the equipment was received.

The net decrease in cash was $1,.06 million for the three months ended June 30, 2009, as compared to $921,214 increase for the for the three months ended June 30, 2008.

At June 30, 2009, WM Realty had an outstanding mortgage of $3.1 million  on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

Debt Facilities

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor.  As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility which is available until June 30, 2010.   We also have a $3.0 million capital expenditure facility which is available until November 30, 2009.  Pursuant to the terms of the capital expenditure facility we may request financing of capital equipment purchased through November 30, 2009, at which time any amounts borrowed under the line are to be amortized over a five year period. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of 2 to 1. At June 30, 2009, we were in compliance with both of these ratios, with Ranor’s ratio of earnings available for fixed charges to fixed charges being 3.6 to 1 and Ranor’s interest coverage ratio, calculated on a rolling basis being 15.2 to 1.

The term note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.

The term note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  Ranor must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally, Ranor must also maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by Techprecision.  At June 30, 2009, there were no borrowings under the revolving note and the maximum available under the borrowing formula was $2.0 million.

Under the $3.0 million capital expenditures facility Ranor is able to borrow up to $3.0 million until November 30, 2009. We pay interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is either equal to the prime plus ½% or the LIBOR rate plus 3%, as the Company may elect.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of June 30, 2009 and June 30, 2008, there were no borrowings outstanding under either the revolving line or the capital expenditure line.  We intend to borrow approximately $880,000 to finance the purchase of equipment that has been installed and placed in service during the quarter ended June 30, 2009..

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

We believe that the $2.0 million revolving credit facility, which remained unused as of June 30, 2009 and terminates in June 2010, and the $3.0 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2010.  Nevertheless, it is possible that we may require additional funds to the extent that we expand our manufacturing facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6 - EXHIBITS

31.1   Rule 13a-14(a) certification of chief executive officer
31.2   Rule 13a-14(a) certification of chief financial officer
32.1   Section 1350 certification of chief executive and chief financial officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: August 12, 2009	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)