Form 10-Q
period 2009-09-30
TECHPRECISION CORP
filed 2009-11-12
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-Accelerated Filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at November 11, 2009 was 13,930,846.

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$9,537,327	$10,462,737
Accounts receivable, less allowance for doubtful accounts of $25,000	3,031,150	1,418,830
Costs incurred on uncompleted contracts, in excess of progress billings	3,603,134	3,660,802
Inventories - raw materials	303,899	351,356
Deferred tax asset	194,192	--
Prepaid expenses	164,247	1,583,234
Other receivables	30,000	59,979
Total current assets	16,863,949	17,536,938
Property, plant and equipment, net	3,460,430	2,763,434
Equipment under construction	-	887,279
Deferred loan cost, net	96,153	104,666
Total assets	$20,420,532	$21,292,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,486	950,681
Accrued expenses	541,306	710,332
Accrued taxes	498,448	155,553
Deferred revenues	1,777,472	3,945,364
Current maturity of long-term debt	752,646	624,818
Total current liabilities	3,918,358	6,386,748

LONG-TERM DEBT
Notes payable- noncurrent	5,303,275	4,824,453

STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred
Stock, with 9,890,980 shares issued and outstanding at September 30, 2009
and 6,295,508 at March 31, 2009 (liquidation preference of $2,818,930 and $1,794,220 at September 30, 2009 and March 31, 2009, respectively.)	2,287,508	2,287,508
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 13,930,846
shares at September 30, 2009 and 13,907,513 at March 31, 2009	1,394	1,392
Paid in capital	2,794,671	2,872,779
Retained earnings	6,115,326	4,919,437
Total stockholders’ equity	11,198,899	10,081,116
Total liabilities and stockholders' equity	$20,420,532	$21,292,317

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$15,117,114	$13,601,010	$18,436,025	$25,259,144
Cost of sales	12,471,343	8,588,210	15,225,452	16,866,013

Gross profit	2,645,771	5,012,800	3,210,573	8,393,131
Operating expenses:
Salaries and related expenses	331,302	322,035	724,669	757,130
Professional fees	110,411	72,782	186,623	120,469
Selling, general and administrative	226,573	150,138	524,994	289,134
Total operating expenses	668,286	544,955	1,436,286	1,166,733
Income from operations	1,977,485	4,467,845	1,774,287	7,226,398

Other income (expenses)
Interest expense	(107,390)	(115,090)	(211,552)	(233,871)
Interest income	5,184	-	8,370	-
Finance costs	(4,257)	(4,687)	(8,513)	(8,513)

Total other income (expense)	(106,463)	(119,777)	(211,695)	(242,384)

Income before income taxes	1,871,022	4,348,068	1,562,592	6,984,014

Provision for income taxes	550,388	1,871,968	366,703	2,936,218

Net income	$1,320,634	$2,476,100	$1,195,889	$4,047,796

Net income per share of common stock (basic)	$0.09	$0.18	$0.09	$0.30
Net income per share (fully diluted)	$0.06	$0.09	$0.06	$0.15
Weighted average number of shares outstanding (basic)	13,916,462	13,823,245	13,912,012	13,379,358
Weighted average number of shares outstanding (fully diluted)	21,300,150	26,978,330	19,930,238	26,736,678

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,195,889	$4,047,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,016	275,378
Share based compensation	7,500	--
Changes in operating assets and liabilities:
Accounts receivable	(1,612,320)	1,216,678
Deferred income taxes	(194,192)	(133,999)
Inventory	47,457	(111,909)
Costs incurred on uncompleted contracts	7,254,185	313,021
Other receivables	29,979	--
Prepaid expenses	1,418,987	(1,575,887)
Accounts payable	(602,195)	2,388,747
Accrued expenses	173,869	1,323,035
Customer advances	(9,364,407)	(416,638)
Net cash (used in) provided by operating activities	(1,437,232)	7,383,852

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,220)	(137,609)
Deposits on equipment	-	(150,000)
Net cash used in investing activities	(9,220)	(287,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(92,256)	(93,548)
Proceeds from exercised stock options and warrants	6,650	170,060
Borrowings under line of credit facility	919,297	-
Payment of notes and lease obligations	(312,649)	(306,072)
Net cash provided by (used in) financing activities	521,042	(229,560)

Net (decrease) increase in cash and cash equivalents	(925,410)	6,866,683
Cash and cash equivalents, beginning of period	10,462,737	2,852,676
Cash and cash equivalents, end of period	$9,537,327	$9,719,359

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$208,451	$236,276
Income taxes	$218,000	$1,621,138

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Six months Ended September 30, 2009

The company placed $887,279 of equipment which was under construction at the beginning of the six month period ended September 30, 2009 into service.

On August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,595,472 shares of Series A convertible preferred stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants carried exercise prices ranging from $0.44 to $0.65 per share. Effective September 11, 2009, the warrants were surrendered to the Company, the Company filed an amendment to its certificate of designation relating to its Series A convertible Preferred Stock to increase the number of designated shares of Series A convertible preferred stock, and the 3,595,472 shares of Series A preferred stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

Six months Ended September 30, 2008

During the six months ended September 30, 2008, the Company issued 944,518 shares of common stock upon conversion of 722,556 shares of series A preferred stock, based on a conversion ratio of 1.3072 shares of common stock for each share of series A preferred stock. The conversion price of each share of common stock was computed at $0.2180 for a total of  $255,040.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS No. 165), the Company performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 1, Item 1 of this report through November 11, 2009, the date this Report was issued. The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of the Company in Item 8 of the 2009 Annual Report on Form 10-K.

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

Fair Values of Financial Instruments

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) authoritative guidance, which defines fair value, and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

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

In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximates fair value.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of September 30, 2009 compared to $100,000 as of September 30, 2008.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense for the quarters ended September 30, 2009 and 2008, respectively.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined principally by the first-in, first-out method.

Notes Payable

We account for all notes that are due and payable in one year as short-term liabilities; carrying amounts approximate fair value.

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

The accounting for the impairment or disposal of long-lived assets requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets

Repair and maintenance activities

The Company incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset, materially add to its value, or adapt the asset to a new or different use are separately capitalized in property, plant and equipment and are depreciated over their estimated useful lives. All other repair and maintenance costs are expensed as incurred.

Leases

Operating leases are charged to operations as paid. Capital leases are capitalized and depreciated over the term of the lease.  A lease is considered a capital lease if one of four criteria are satisfied: 1) the lease contains an option to purchase the property for less than fair market value, 2) transfer of ownership at the end of the lease, 3) the lease term is 75% or more of estimated economic life of leased property, and 4) present value of minimum lease payments is at least 90% of fair value of the leased property to the lessor at the inception of the lease.

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A preferred stock by the amount of cash that was received for their issuance. The Company determined that the convertible preferred shares and the accompanying warrants issued are equity instruments.

Our preferred stock also met all conditions for the classification as equity instruments. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the series A preferred stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the Series A preferred stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the series A preferred stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933, and as a result, the additional shares issuable upon conversion of the Series A preferred stock need not be registered shares.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and are classified in stockholders’ equity.

Shipping Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations for all periods presented.

Selling, General, and Administrative

Selling expenses include items such as business travel and advertising costs. Advertising costs are expensed as incurred. General and administrative expenses include items for Company’s administrative functions and include costs for items such as office supplies, insurance, telephone and payroll services.

Stock Based Compensation

Stock based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.

Earnings per Share of Common Stock

Basic net income per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of potential common stock issuable in respect of convertible preferred stock, warrants and share-based compensation were calculated using the treasury stock method.

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

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by FASB ASC 740, Income Taxes . Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards.

According to FASB ASC 740-270-25, Intraperiod Tax Allocation, tax expense related to interim period ordinary income is computed at an estimated annual effective tax rate related to all other items are individually computed and recognized when the items occur.  The tax effects of losses that arise in the early portion of a fiscal year are recognized only when the benefits are expected to be either realized during the year or recognized as a deferred tax asset at the end of the year. Interest and penalties are included in general and administrative expenses.

Variable Interest Entity (VIE)

The Company has consolidated WM Realty, a variable interest entity that entered into a sale and leaseback contract with the Company, in 2006, to conform to the authoritative FASB guidance (see Note 9 for more information related to the VIE). The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor.

Recent Accounting Pronouncements

In October 2009, the FASB issued update No. 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified arrangements. The Company will assess the impact this guidance may have on the consolidated financial statements.

In August 2009, the FASB issued update No. 2009-05 - Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.  The amendments in this update apply to all entities that measure liabilities at fair value within the scope of Topic 820. The update provides clarification that in circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a income or market approach consistent with the principles of Topic 820. The guidance is effective at October 1, 2009, and the adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued update No. 2009-01 “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP”. This Accounting Standards Update includes Statement 168 in its entirety, and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The guidance was effective for the Company as of September 30, 2009, and did not impact the Company’s results of operations, cash flows or financial positions. The Company has adjusted historical GAAP references in its second quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.

In June 2009, the FASB amended authoritative guidance for the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, the guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events, and also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The guidance is effective  beginning April 1, 2010, and the Company is currently assessing the impact on the consolidated financial statements.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance  sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Since this guidance provides only disclosure requirements, the adoption of this standard did not impact the results of operations, cash flows or financial positions.

In April 2009, the FASB amended authoritative guidance to determine fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This guidance requires disclosure in interim and annual periods of inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.

The guidance was adopted for the period ended September 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements or the fair value of its financial assets.

In April 2009, the FASB amended authoritative guidance related to the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under this guidance, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, this guidance changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The guidance was adopted for the period ended September 30, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2009 and March 31, 2009, property, plant and equipment consisted of the following:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Land	$110,113	$110,113
Building and improvements	1,486,349	1,486,349
Machinery equipment, furniture and fixtures	4,902,734	4,006,235
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,555,438	5,658,939
Less: accumulated depreciation	(3,095,008)	(2,985,505)
Total property, plant and equipment, net	$3,460,430	$2,763,434

Depreciation expense for the six months ended September 30, 2009 and 2008 was $199,503 and $267,296, respectively. Land and buildings (which are owned by WM Realty, a consolidated entity are collateral for the $3,200,000 Amalgamated Bank Mortgage Loan described in greater detail under Note 6 Long-Term Debt. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and revolving line of credit.

The Company has placed $887,279 of equipment into service during the six months ended September 30, 2009 that it had ordered in 2008 and received in January 2009.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts as of September 30, 2009 and March 31, 2009:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Cost incurred on uncompleted contracts, beginning balance	$12,742,217	$10,633,862
Total cost incurred on contracts during the period	7,971,267	28,078,982
Less cost of sales, during the period	(15,225,452)	(25,970,626)
Cost incurred on uncompleted contracts, ending balance	$5,488,032	$12,742,217

Billings on uncompleted contracts, beginning balance	$9,081,416	$6,335,179
Plus: Total billings incurred on contracts, during the period	11,239,508	40,833,972
Less: Contracts recognized as revenue, during the period	(18,436,025)	(38,087,735)
Billings on uncompleted contracts, ending balance	$1,884,898	$9,081,416

Cost incurred on uncompleted contracts, ending balance	$5,488,032	$12,742,218
Billings on uncompleted contracts, ending balance	1,884.898	(9,081,416)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,603,134	$3,660,802

As of September 30, 2009 and March 31, 2009, the Company had deferred revenues totaling $1,777,472 and $3,945,364, respectively. Deferred revenues represent the customer prepayments on their contracts.

NOTE 5 - PREPAID EXPENSES

As of September 30, 2009 and March 31, 2009, the prepaid expenses included the following:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Prepayments on material purchases	$-	$1,418,510
Insurance	99,170	140,237
Other	65,077	24,487
Total	$164,247	$1,583,234

NOTE 6 – LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

The following debt and capital lease obligations were outstanding on September 30, 2009 and March 31, 2009:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Sovereign Bank Secured Term Note Payable	$2,000,000	$2,285,715
Amalgamated Bank Mortgage Loan	3,099,464	3,118,747
Capital expenditure note, other	919,297	1,098
Capital Lease	37,160	43,711
Total long-term debt	6,055,921	5,449,271
Principal payments due within one year	(752,646)	(624,818)
Principal payments due after one year	$5,303,275	$4,824,453

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank.  Pursuant to the agreement, the bank provided Ranor with a secured term loan of $4,000,000 (“Term Note”) and also extended to Ranor a revolving line of credit of up $1,000,000 the (“Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 to the above two debt facilities the (“CapEx Note”). Significant terms associated with the Sovereign debt facilities are summarized below.

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

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally the Company must also maintain an interest coverage ratio of at least 2.1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by Techprecision. The company is in compliance with all of the covenants under this agreement.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing amount under the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $1,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of September 30, 2009.  There were no borrowings outstanding under this facility as of September 30, 2009 and 2008.  The Company pays an unused credit line fee of .25% on the average unused credit line amount in the previous month.  The Company received notice from Sovereign Bank that this facility had been renewed in August 2009.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of September 30, 2009.  The facility is subject to renewal on an annual basis.  Under the facility, the Company may borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR, plus 3%.  The Company is obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 any outstanding borrowings and interest will be due and payable monthly on a five year amortization schedule.  There was $919,297 borrowed under this facility at September 30, 2009.   The Company used the proceeds to finance the purchase of qualifying equipment during the six months ended  September 30, 2009.

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

Capital Lease:

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on September 30, 2010 are $15,564, for 2011 - $15,564, and $9,070 through April 2012. Interest payments included in the above total $3,047 and the present value of all future minimum lease payments total $37,160. Lease payments for capital lease obligations for the six months ended September 30, 2009 totaled $6,552.

As of September 30, 2009, the maturities of long-term debt and capital leases were as follows:

Year ending September 30,
2010	$752,646
2011	804,932
2012	809,039
2013	528,158
2014	253,419
Due after 2014	2,907,727
Total	$6,055,921

NOTE 7 – OPERATING LEASES

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For each six month period ended September 30, 2009 and 2008, respectively the Company’s rent expense equaled $225,000. Since the Company consolidated the operations of WM Realty, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company previously leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The rent expense for the Fitchburg facility was $0 and $28,342  for the six months ended September 30, 2009 and 2008, respectively.  The lease provided for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expired in February 2009 and was not renewed.

On February 24, 2009, the Company entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term. During the six months ended September 30, 2009 the Company’s rent expense with respect to the Delaware property was $15,000.

Future minimum lease payments required under operating leases in the aggregate at September 30, 2009 totaled $5,679,195. The totals for each annual period ending on September 30 are: 2010 - $482,160, 2011 - $489,165, 2012 - $470,370, 2013 - $450,000, 2014-$450,000, and $3,337,500 for the years thereafter.

NOTE 8 - INCOME TAXES

For the three and six months ended September 30, 2009 and 2008, the Company recorded Federal and State income tax expense of $550,388 and $1,871,968, and $366,703 and $2,936,218, respectively. The estimated annual effective tax rates for the six months ended September 30, 2009 and September 30, 2008 were 30% and 42%, respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, net operating loss carryforwards, and operating losses that occurred during the period.

As of September 30, 2009, the Company’s federal net operating loss carry-forward was approximately $1,780,714. If not utilized, the federal net operating loss carry-forward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

At September 30, 2009 and March 31, 2009, the Company provided a full valuation allowance for its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realization of the deferred tax assets.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement and Intercompany Receivable

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty to pay closing costs, which advance was repaid when WM Realty refinanced the mortgage in October 2006. WM Realty was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty a variable interest entity and therefore has consolidated its operations into the Company.

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

The only assets of WM Realty available to settle its obligations are $49,542 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $321,551 of accumulated depreciation.  The real property has a net carrying cost of $1,135,959 on Techprecision’s consolidated balance sheet. The only liability of WM Realty is the carrying amount of mortgage payable to Amalgamated Bank for $3,099,465.

Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of Techprecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $369,662 on September 30, 2009. During the three and six months ended September 30, 2009, WM Realty had a net income of $64,060 and $64,060, and capital distributions of $46,873 and $92,248.

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

Each share of series A preferred stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at September 30, 2009, each share of series A preferred stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $.2180.

In February 2006, Series A preferred stock (7,719,250 shares) and warrants to purchase a total of 11,220,000 shares of common stock were issued pursuant to a securities purchase agreement dated February 24, 2006.  Contemporaneously with the securities purchase agreement, the Company entered into a registration rights agreement with the investor, pursuant to which it agreed to register the shares of common stock underlying the securities in accordance with a schedule. The registration statement was not declared effective in accordance with the original schedule, and the Company issued 33,212 shares of series A preferred stock to the investor as liquidated damages.

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

The holders of the series A preferred stock have no voting rights. No dividends are payable with respect to the series A preferred stock and no dividends are payable on common stock while series A preferred stock is outstanding. The common stock will not be redeemed while preferred stock is outstanding.

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

On August 14, 2009, our Board adopted a resolution authorizing and directing that the designated shares of Series A convertible Preferred Stock be increased from 9,000,000 to 9,890,980.

On August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,395,472 shares of Series A convertible preferred stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants had initial exercise prices ranging from $0.57 to $0.86 per share. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the range of exercise prices per share of the warrants were reduced to $.44 to $.65. Effective September 11, 2009, the warrants were surrendered to the Company, the Company filed an amendment to its certificate of designation relating to its Series A convertible Preferred Stock to increase the number of designated shares of Series A convertible preferred stock, and the 3,595,472 shares of Series A preferred stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

During the six months ended September 30, 2009, there were no conversions of series A preferred stock into shares of common stock.
The Company had 9,890,980 and 6,295,908 shares of series A preferred stock outstanding at September 30, 2009 and March 31, 2009, respectively.

Common Stock and Warrants

The Company had 90,000,000 authorized common shares at September 30, 2009 and March 31, 2009 and had 13,930,846 and 13,907,513 shares of common stock outstanding at September 30, 2009 and March 31, 2009, respectively. The Company issued 23,333 shares of common stock in connection with the exercise of stock options on August 20 and September 30, 2009.

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

On August 14, 2009, the Company completed a transaction with two shareholders resulting in the issuance of 3,395,472 Series A preferred shares in exchange for the surrender of 9,320,000 warrants.   Subsequent to the exchange, all of the 9,320,000 warrants were cancelled by the Company.

As of September 30, 2009, the Company had 112,500 warrants issued and outstanding and during the three month period ending September 30, 2009, 9,320,000 warrants were cancelled.

NOTE 11 - SHARE BASED COMPENSATION

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

On July 1, 2009, the Company granted stock options to three directors to purchase 15,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. The shares were measured on the grant date and had a fair market value of $6,900.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year US Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented were 156% for volatility, 2.5% for the risk free interest rate, and five years for the expected life of the options.

At September 30, 2009, 440,841 shares of common stock were available for grant under the Plan.

The following table summarizes information about our options which are fully vested, currently exercisable and expected to vest at September 30, 2009:

				Weighted Average
	Number Of	Weighted Average	Aggregate Intrinsic	Remaining Contractual Life LKi\(
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2009	544,159	$0.384
Granted	15,000	0.500
Exercised	(23,333)	0.285	$6,650
Outstanding at 9/30/2009	535,826	$0.391	$280,720	4.51
Outstanding but not vested 9/30/2009	174,000	$0.533	$67,500	4.91
Exercisable and vested at 9/30/2009	361,826	$0.323	$214,220	4.32

As of September 30, 2009 there was $77,594 of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over three years. No shares fully vested during the six months ended September 30, 2009.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits.  At September 30, 2009, there were receivable balances outstanding from three customers comprising 61.7% of the total receivables balance; the largest balance from a single customer represented 31% of our receivables balance, while the smallest balance from a single customer making up this group was 15%.  The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the six months ended September 30, 2009 and 2008:

	Six Months Ended September 30,
	2009		2008
Customer	Dollars	Percent	Dollars	Percent
A	$9,735,412	53%	$16,440,122	65%
B	3,082,592	17%	3,684,978	15%

During April 2009, the Company’s largest customer, GT Solar, provided notice of its intent to cancel a majority of their open purchase orders reducing their total purchase commitment as of March 31, 2009 by approximately $16.8 million.  During the quarter ended September 30, 2009, the Company completed the sale of $8.9 million of inventory material to GT Solar as part of the cancellation.  As of September 30, 2009, the Company had remaining open purchase orders of $2.4 million from GT Solar, included in its backlog of $14.4 million.

NOTE 13 EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required.

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS
Net income	$1,320,634	$2,476,100	$1,195,889	$4,047,796
Weighted average number of shares outstanding	13,916,462	13,823,245	13,912,012	13,379,358
Basic income per share	$0.09	$0.18	$0.09	$0.30
Diluted EPS
Net income	$1,337,902	$2,476,100	$1,213,157	$4,047,796
Dilutive effect of stock options, warrants and preferred stock	7,383,687	13,155,085	6,018,226	13,357,320
Diluted weighted average shares	21,300,150	26,978,330	19,930,238	26,736,678
Diluted income (loss) per share	$0.06	$0.09	$0.06	$0.15

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

During the past several years, the demand for our services has been relatively strong. However, recent recessionary pressures have affected the requirements of our customers.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.  Other customers have delayed deliveries of existing orders and have delayed the placement of new orders.

A significant portion of our revenue is generated by a small number of customers. During the six months ended September 30, 2009, our largest customer, GT Solar, accounted for approximately 52.8% of our revenue; our second largest customer, BAE Systems, accounted for approximately 16.7% of our revenue; while all other customers were less than 10% of our revenue for the six month period ended September 30, 2009. For the six months ended September 30, 2008, our largest customer, GT Solar, accounted for 69% of our revenue and BAE accounted for 15% of our revenue.

Our contracts are generated both through negotiation with customers and from bids made pursuant to requests for proposals. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. During the six months ended September 30, 2009, our sales and net income were $18.4 million and $1.2 million, as compared to sales of $25.3 million and net income of $4.0 million, for the six months ended September 30, 2008.  Our gross margin for the six months ended September 30, 2009 was 17% as compared to 33% in the six months ended September 30, 2008 as a result of lower sales volume.  Both net sales and gross margin declined in the six months ended September 30, 2009, and the global economic downturn continues to have an adverse impact on our customers.  In August 2009, we completed the transfer of inventory to GT Solar as part of their April 2009 cancellation.  Accordingly, our revenue for the three month and six month periods ended September 30, 2009, includes $8.9 million of revenue related to materials transferred to GT Solar as part of their order cancellation.   The inventory transfer included a heavy mix of raw materials and therefore carried a lower margin than we typically generate through the sale of finished products.

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

As of September 30, 2009, we had a backlog of orders totaling approximately $14.4 million, of which approximately $2.4 million represented orders from GT Solar.  Our corresponding backlog as of September 30, 2008 was $45.5 million of which GT Solar represented 73%.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. Revenues derived from the nuclear power industry were $1.5 million for the six months ended September 30, 2009 and currently constitute approximately 1.7% of our backlog that we expect to deliver by March 31, 2010 and March 2011. We cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of medical isotopes storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for 4.7% of our total net sales for the six months ended September 30, 2009 while sales to our medical isotope customer were not significant during the six months ended September 30, 2009.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development capabilities and customer diversification.  We do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition.

Impact of Recent Legislation

The Congress has passed and the President has signed the $800 billion American Recovery and Reinvestment Act of 2009 into law. Significant components of the bill allow manufacturing concerns to apply various tax credits and apply for government loan guarantees for the development or retooling of existing facilities using electricity derived from renewable and previously underutilized sources.  The Company has historically derived significant revenues from contracts with manufacturing concerns in these alternative energy fields.  The American Recovery and Reinvestment Act extended the 50% Bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under the Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. This significant tax incentive could drive increased demand on the part of some customers.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the three and six months ended September 30, 2009 from the assumptions, estimates and judgments used in the preparation of our audited financial statements for the year ended March 31, 2009.

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

Variable Interest Entity

We have consolidated WM Realty, a variable interest entity from which we lease our real estate.

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

As of September 30, 2009, the Company’s federal net operating loss carry-forward was approximately $1,780,714. If not utilized, the federal net operating loss carry-forward of Ranor and Techprecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macro economic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

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

Recent disruptions in the global capital markets have resulted in reduced availability of funding worldwide and a higher level of uncertainty experienced by some end-user solar cell module manufacturers. As a result, our customers have made reductions in their direct labor workforce and reported decreases in their order backlogs as well as adjustments to the procurement of materials in their photovoltaic related production.  In April, 2009, GT Solar, our largest customer cancelled the majority of their open purchase orders with us and in August 2009 we completed the material transfer of $8.9 million to GT Solar to finalize the order cancellation.  While we have open orders and backlog with GT Solar they are not at comparable levels prior to the cancellation.

Three Months Ended September 30, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended September 30, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months
					Ended September 30,
	2009		2008		2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$15,117	100%	$13,601	100%	$1,516	11%
Cost of sales	12,471	83%	8,588	63%	3,883	45%
Gross profit	2,646	17%	5,013	37%	(2,367)	(47)%

Payroll and related costs	331	2%	322	2%	9	3%
Professional expense	111	1%	73	1%	38	53%
Selling, general and administrative	227	2%	150	1%	77	51%
Total operating expenses	669	4%	545	4%	124	23%

Income from operations	1,977	13%	4,468	33%	(2,491)	(56)%
Interest expense, net	(102)	(1)%	(115)	(1)%	13	11%
Finance costs	(4)	0%	(5)	0%	1	20%
Income before income taxes	1,871	12%	4,348	32%	(2,477)	(57)%
Provision for income taxes, net	550	4%	1,872	14%	(1,322)	(71)%
Net income	$1,321	9%	2,476	18%	(1,155)	(47)%

Net Sales

Net sales increased by $1.5 million, or 11%, from $13.6 million for the three months ended September 30, 2008 to $15.1 million for the three months ended September 30, 2009.  Net sales included $8.9 million of material sales to GT Solar that were triggered by that customer’s April 2009 cancellation of open purchase orders.  This non-recurring material transfer represents 59.3% of the net sales for the quarter.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended September 30, 2009 increased by $3.9 million to $12.5 million, an increase of 45%, from $8.6 million for the three months ended September 30, 2008. The increase in the cost of sales was principally due to the impact of the non-recurring transfer of inventory to GT Solar as part of its April 2009 order cancellation.  The decline in gross profit margin was $2.4 million (47%) from $5.0 million or 37% of sales, during the three months ended September 30, 2008 to $2.6 million or 17% of sales for the period ending September 30, 2009.  Contributing to the decline in gross margin were costs associated with underutilized capacity.  Further, the mix of completed projects and the lower margin inventory transfer resulted in an overall reduction in the gross margin for the quarter ended September 30, 2009 when compared against the same quarter in 2008.

Operating Expenses

Our payroll and related costs within our selling and administrative costs were $331,302 for the three months ended September 30, 2009 as compared to $322,035 for the three months ended September 30, 2008. The $9,267 (3%) increase in payroll is due primarily to an increase in compensation compared to the same three month period in the prior year.

Professional fees increased from $72,782 for the three months ended September 30, 2008 to $110,411 for the three months ended September 30, 2009. This increase was primarily attributable to an increase in legal costs related to the August warrant exchange, contract review and various SEC filing requirements.

Selling, administrative and other expenses for the three months ended September 30, 2009 were $219,073  as compared to $150,138 for three months ended September 30, 2008, an increase of $68,935 or 46%.  Additional expenditures related to consulting fees and insurance were the primary components of the increase.

Interest Expense

Interest expense for three months ended September 30, 2009 was $107,390 compared with $115,090 for the three months ended September 30, 2008. The decrease of $7,700 (11%) is a result of lower principal balances of the Sovereign and Amalgamated bank loans outstanding in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Income Taxes

For the three months ended September 30, 2009 and 2008, the Company recorded provisions for the Federal and State income tax expense of $550,388 and $1,871,968, respectively. The effective tax expense rates for the three months ended September 30, 2009 and 2008 were 30% and 43% respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related to compensated absences, and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $1.3 million or $0.09  and $0.06 per share basic and diluted, respectively, for the three months ended September 30, 2009, as compared to net income of $2.5 million  $0.18 and $.0.09 per share basic and diluted, respectively, for the three months ended September 30, 2008.

Results of Operations for the Six Months Ended September 30, 2009 and 2008

The following table sets forth information from our statements of operations for the six months ended September 30, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Six Months
					Ended September 30,
	2009		2008		2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$18,436	100%	$25,259	100%	$(6,823)	(27)%
Cost of sales	15,225	83%	16,866	67%	(1.641)	(10)%
Gross profit	3,211	17%	8,393	33%	(5,182)	(62)%

Payroll and related costs	725	4%	757	3%	(32)	(4)%
Professional expense	187	2%	120	1%	67	55%
Selling, general and administrative	525	3	289	1	236	82%
Total operating expenses	1,437	8%	1,166	5%	271	23%

Income from operations	1,774	10%	7,227	29%	(5,453)	(75)%
Interest expense, net	(203)	(1)%	(234	(1)%	30	13%
Finance costs	(8)	0%	(9)	0%	1	11%
Income before income taxes	1,563	9%	6,984	28%	(5,421)	(78)%
Provision for income taxes	(367)	(2)%	(2,936)	(12)%	(2,569)	(88)%
Net income	$1,196	7%	$4,048	16%	$(2,852)	(70)%

Net Sales

Net sales decreased by $6.8 million, or 27%, from $25.2 million for the six months ended September 30, 2008 to $18.4 million for the six months ended September 30, 2009. A significant portion of the decrease resulted from decrease in sales to our largest customer, GT Solar.  Also, the global economic downturn adversely impacted our business during much of the first half of fiscal year 2010.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2009 decreased by $1.6 million to $15.2 million, a decrease of 10%, from $16.9 million for six months ended September 30, 2008. The decrease in the cost of sales was principally due to the reduction in volume of sales. The decline in gross profit margin was $5.2 million (62%) from $8.4 million  or 33% of sales, during the six months ended September 30, 2008 to $3.2 or 17% of sales for the period ending September 30, 2009.  Contributing to the decline in gross margin were costs associated with underutilized capacity and the inventory transfer to GT Solar which included a high volume of raw material priced at a marginal mark-up to cost.

Operating Expenses

Our payroll and related costs were $724,669 for the six months ended September 30, 2009 as compared to $757,130 for the six months ended September 30, 2008. The $32,461 (4%) decrease in payroll is due primarily to a decline in bonus compensation compared to the prior year.

Professional fees increased from $120,469 for the six months ended September 30, 2008 to $164,713 for the six months ended September 30, 2009. This increase was primarily attributable to an increase in legal costs related to contract review and SEC filing requirements.

Selling, administrative and other expenses six months ended September 30, 2009 were $517,494 as compared to $289,134 for six months ended September 30, 2008, an increase of $44,244 or 37%.  Additional expenditures related to executive severance pay and travel were the primary reasons for the increase.

Interest Expense

Interest expense for the six months ended September 30, 2009 was $211,552 compared with $233,871 for the six months ended September 30, 2008. The decrease of $22,319 (10%) is a result of lower principal balances of the Sovereign and Amalgamated bank loans outstanding at September 30, 2009 as compared to September 30, 2008.

Income Taxes

For the six months ended September 30, 2009 and 2008, the Company recorded provisions for Federal and State income tax expense of $366,703 and $2,936,218, respectively. The effective tax expense rates for the six months ended September 30, 2009 and 2008 were 30% and 42%, respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $1.2 million or $0.09 and $0.06 per share basic and diluted, respectively for the six months ended September 30, 2009, as compared to net income of $4.0 million or $0.30 and $0.15 per share basic and diluted, respectively, for the six months ended September 30, 2008.

Liquidity and Capital Resources

At September 30 2009, we had working capital of $12.9 million as compared with working capital of $11.1 million at March 31, 2009, an increase of $1.8 million or 16.1%. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	September 30, 2009	March 31, 2009	Change Amount	Percentage Change
Cash and cash equivalents	$9,537	$10,463	$(925)	(8.8)
Accounts receivable, net	3,031	1,419	1,612	113.6
Costs incurred on uncompleted contracts	3,603	3,661	58	(1.6)
Raw material inventories	304	351	(47)	(13.5)
Prepaid expenses	164	1,583	(1,419)	(89.6)
Deferred tax asset	194	--	194	--
Other receivables	30	60	(30)	(50.0)
Accounts payable	348	951	(603)	(63.4)
Accrued expenses	541	710	(169)	(23.8)
Accrued taxes	498	156	342	(219.2)
Progress billings in excess of cost of uncompleted contracts	1,777	3,945	(2,168)	(54.9)
Current maturity of long-term debt	752	625	127	(20.3)

Cash used in operations was $1.4 million for the six months ended September 30, 2009 as compared with cash provided by operations of $7.4 million for the six months ended September 30, 2008. The decrease in cash flows from operations of $6.0 million was the net effect of a decrease in net profits, decrease in costs incurred on uncompleted contracts and payment of accounts payable and accrued expenses during the six months ended September 30, 2009.

Net cash provided by financing activities was $521,041 for the six months ended September 30, 2009 as compared with net cash used of $229,560 for the six months ended September 30, 2008.  During the six months ended September 30, 2009, the Company received $6,650 from the exercise of stock options, and we borrowed $919,296 under a line of credit facility in August 2009 to finance the purchase of new equipment placed into service during the last six months. We made principal payments of $285,714 on our loans from Sovereign Bank and principal payments of $6,552 on capital lease obligations.  In addition, WM Realty made principal payments on its mortgage of $19,161.  WM Realty also made capital distributions to its members of $92,256.

During the six months ended September 30, 2009, the installation of equipment under construction has been fully completed, placed into service and was transferred to property, plant and equipment. For the six months ended September 30, 2008 we invested $9,220 in property, plant and equipment and paid a deposit on equipment of $150,000.  This deposit was credited to our purchase price in fiscal 2009 when the equipment was received.

The net decrease in cash was $925,410 for the six months ended September 30, 2009 compared with a $6.9 million increase in cash for the six months ended September 30, 2008.

At September 30, 2009, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

Debt Facilities

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor.  As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility which is available until June 30, 2010.   We also have a $3.0 million capital expenditure facility which is available until November 30, 2009.  Pursuant to the terms of the capital expenditure facility we may request financing of capital equipment purchased through November 30, 2009, at which time any amounts borrowed under the line are to be amortized over a five year period. Pursuant to the agreement, Ranor is required to maintain a ratio of earnings available for fixed charges to fixed charges of at least 1.2 to 1, and an interest coverage ratio of 2 to 1. At September 30, 2009, we were in compliance with both of these ratios, with Ranor’s ratio of earnings available for fixed charges to fixed charges being 1.6 to 1 and Ranor’s interest coverage ratio, calculated on a rolling basis being 9.8 to 1.

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

The term note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable inventories, equipment, financial and intangible assets.  Ranor must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally, Ranor must also maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter.   Ranor’s obligations under the notes to the bank are guaranteed by TechPrecision.  At September 30, 2009, there were no borrowings under the revolving note and the maximum available under the borrowing formula was $2.0 million. The Company is in compliance with all of the debt covenants.

Under the $3.0 million capital expenditures facility Ranor is able to borrow up to $3.0 million until November 30, 2009. We pay interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is LIBOR rate plus 3%, as the Company may elect.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of September 30, 2009, we borrowed $0 under the revolving line and $919,297 under the capital expenditure line.  The funds were used to finance the purchase of equipment that has been installed and placed in service during the quarter ended September 30, 2009.

The securities purchase agreement pursuant to which we sold the series A preferred stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

We believe that the $2.0 million revolving credit facility, which remained unused as of September 30, 2009 and terminates in June 2010, and the $2.1 million capital expenditure facility and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2010.  Nevertheless, it is possible that we may require additional funds to the extent that we expand our manufacturing facilities. In the event that we make an acquisition, we may require additional financing for the acquisition. However, we do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition. We have no commitment from any party for additional funds; however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing.

Item 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6 - EXHIBITS

3.4	Amendment to Amended and Restated Bylaws of the Company, dated September 14, 2009 (filed as Exhibit 3.1 to the current report on Form 8-K filed with the SEC on September 18, 2009).*
3.5	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock
10.1
Warrant Exchange Agreement, dated August 14, 2009, by and among the Company, Barron Partners LP, and GreenBridge Capital Partners IV, LLC (filed as Exhibit 103.1 to the current report on Form 8-K filed with the SEC on August 20, 2009).*

31.1   Rule 13a-14(a) certification of chief executive officer
31.2   Rule 13a-14(a) certification of chief financial officer
32.1   Section 1350 certification of chief executive and chief financial officers

* = Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: November 12, 2009	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)