Form 10-Q
period 2009-12-31
TECHPRECISION CORP
filed 2010-02-16
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at February 15, 2010 was 14,230,846.

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$9,374,081	$10,462,737
Accounts receivable, less allowance for doubtful accounts of $259,999	1,981,052	1,418,830
Costs incurred on uncompleted contracts, in excess of progress billings	3,782,895	3,660,802
Inventories - raw materials	296,343	351,356
Deferred tax asset	157,392	--
Prepaid expenses	824,747	1,583,234
Other receivables	30,000	59,979
Total current assets	16,446,510	17,536,938
Property, plant and equipment, net	3,377,286	2,763,434
Equipment under construction	--	887,279
Deferred loan cost, net	91,896	104,666
Total assets	$19,915,692	$21,292,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,099	$950,681
Accrued expenses	499,129	710,332
Accrued taxes	--	155,553
Deferred revenues	1,705,345	3,945,364
Current maturity of long-term debt	810,511	624,818
Total current liabilities	3,480,084	6,386,748

Long-term debt	5,058,669	4,824,453

STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Convertible Preferred Stock, with 9,661,482 shares issued and outstanding at December 31, 2009
and 6,295,508 at March 31, 2009 (liquidation preference of $2,753,523 and $1,794,220 at December 31, 2009 and March 31, 2009, respectively.)	2,210,216	2,287,508
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 14,230,846
shares at December 31, 2009 and 13,907,513 at March 31, 2009	1,424	1,392
Paid in capital	2,845,276	2,872,779
Retained earnings	6,320,023	4,919,437
Total stockholders’ equity	11,376,939	10,081,116
Total liabilities and stockholders' equity	$19,915,692	$21,292,317

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$5,255,591	$8,554,978	$23,691,616	$33,814,122
Cost of sales	4,241,102	5,932,505	19,466,554	22,798,518

Gross profit	1,014,489	2,622,473	4,225,062	11,015,604
Operating expenses:
Salaries and related expenses	358,841	330,701	1,083,510	1,087,831
Professional fees	104,132	63,847	290,755	184,316
Selling, general and administrative	527,133	144,825	1,052,127	433,959
Total operating expenses	990,106	539,373	2,426,392	1,706,106
Income from operations	24,383	2,083,100	1,798,670	9,309,498

Other income (expenses):
Other income	12,000	--	12,000	--
Interest expense	(108,049)	(111,052)	(319,601)	(344,923)
Interest income	4,205	--	12,575	--
Finance costs	(4,257)	(4,257)	(12,770)	(12,770)

Total other income (expense)	(96,101)	(115,309)	(307,796)	(357,693)

Income (loss) before income taxes	(71,718)	1,967,791	1,490,874	8,951,805

Income tax expense (benefit)	(276,415)	954,562	90,288	3,890,780

Net income	$204,697	$1,013,229	$1,400,586	$5,061,025

Net income per share of common stock (basic)	$0.01	$0.07	$0.10	$0.37
Net income per share (fully diluted)	$0.01	$0.04	$0.07	$0.19
Weighted average number of shares outstanding (basic)	14,214,542	13,907,094	14,013,210	13,569,513
Weighted average number of shares outstanding (fully diluted)	21,448,233	24,418,115	20,214,302	26,335,421

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,400,586	$5,061,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,370	415,127
Share based compensation	29,216	--
Deferred income taxes	(157,392)	(24,587)
Gain on sale of equipment	(12,000)	--
Changes in operating assets and liabilities:
Accounts receivable	(562,222)	(3,516,941)
Inventory	55,013	(151,773)
Costs incurred on uncompleted contracts	(122,093)	(1,543,141)
Other receivables	29,979	(507,410)
Prepaid expenses	758,487	--
Accounts payable	(641,135)	252,755
Accrued expenses	(211,203)	603,373
Customer advances	(2,240,019)	3,717,463
Net cash (used in) provided by operating activities	(1,359,413)	4,305,891

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27,173)	(183,901)
Proceeds from sale of equipment	12,000	--
Deposits on equipment	--	(614,096)
Net cash used in investing activities	(15,173)	(797,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(140,627)	(140,422)
Proceeds from exercised stock options and warrants	6,648	170,060
Borrowings under line of credit facility	919,297	--
Payment of notes and lease obligations	(499,388)	(460,166)
Net cash provided by (used in) financing activities	285,930	(430,528)

Net (decrease) increase in cash and cash equivalents	(1,088,656)	3,077,366
Cash and cash equivalents, beginning of period	10,462,737	2,852,676
Cash and cash equivalents, end of period	$9,374,081	$5,930,042

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$307,854	$344,310
Income taxes	$1,048,783	$3,093,195

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Nine months Ended December 31, 2009

In a shareholder transaction on October 5, 2009, 229,498 shares of Series A Convertible Preferred Stock were converted into 300,000 shares of common stock.

The company placed $887,279 of equipment which was under construction at the beginning of the nine month period ended December 31, 2009 into service.

On August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,595,472 shares of Series A Convertible Preferred Stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants carried exercise prices ranging from $0.44 to $0.65 per share. Effective September 11, 2009, the warrants were surrendered to the Company, the Company filed an amendment to its certificate of designation relating to its Series A Convertible Preferred Stock to increase the number of designated shares of Series A Convertible Preferred Stock, and the 3,595,472 shares of Series A Convertible Preferred Stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

Nine months Ended December 31, 2008

During the nine months ended December 31, 2008, the Company issued 944,518 shares of common stock upon conversion of 722,556 shares of Series A Convertible Preferred Stock, based on a conversion ratio of 1.3072 shares of common stock for each share of  Series A Convertible Preferred Stock. The conversion price of each share of common stock was computed at $0.2180.

During the six months ended December 31, 2008, the Company issued 390,000 shares of common stock upon exercise of 390,000 warrants having an exercise price of $.43605.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In accordance with Statement of Financial Accounting Standards FASB ASC 855 “Subsequent Events”, the Company performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 1, Item 1 of this report through February  11, 2010, the date this Report was issued. The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of the Company in Item 8 of the 2009 Annual Report on Form 10-K.

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

Fair Value of Financial Instruments

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) authoritative guidance ,  which defines fair value, and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of December 31, 2009 compared to $100,000 as of December 31, 2008.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was bad debt expense of $234,999 and $0 recorded for the quarters ended December 31, 2009 and 2008, respectively.

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

The accounting for the impairment or disposal of long-lived assets requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives. An impairment loss may be required when the future cash flows are less than the carrying value of such assets.

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

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance. The Company determined that the convertible preferred shares and the accompanying warrants issued are equity instruments.

Our preferred stock also met all conditions for the classification as equity instruments. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the Series A Convertible Preferred Stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the Series A Convertible Preferred Stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the Series A Convertible Preferred Stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933, and as a result, the additional shares issuable upon conversion of the Series A Convertible Preferred Stock need not be registered shares.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009.  At December 31, 2009, the Company had 112,500 warrants issued and outstanding.

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

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collection prospects are reasonable. Current earnings are charged for an allowance for sales returns based on historical experience.

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

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by FASB ASC 740,  Income Taxes. Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards. According to FASB ASC 740-270-25, Intraperiod Tax Allocation, tax expense related to interim period ordinary income is computed at an estimated annual effective tax rate related to all other items are individually computed and recognized when the items occur.  The tax effects of losses that arise in the early portion of a fiscal year are recognized only when the benefits are expected to be either realized during the year or recognized as a deferred tax asset at the end of the year. Interest and penalties are included in general and administrative expenses.

Variable Interest Entity (VIE)

The Company has consolidated WM Realty, a variable interest entity that entered into a sale and leaseback contract with the Company, in 2006, to conform to the authoritative FASB guidance (see Note 9 for more information related to the VIE). The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor.

Recent Accounting Pronouncements

In October 2009, the FASB issued update No. 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force , which provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified arrangements. The Company will assess the impact this guidance may have on the consolidated financial statements.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and March 31, 2009, property, plant and equipment consisted of the following:

	December 31, 2009	March 31, 2009
Land	$110,113	$110,113
Building and improvements	1,486,349	1,486,349
Machinery equipment, furniture and fixtures	4,912,982	4,006,235
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,565,686	5,658,939
Less: accumulated depreciation	(3,188,400)	(2,895,505)
Total property, plant and equipment, net	$3,377,286	$2,763,434

Depreciation expense for the nine months ended December 31, 2009 and 2008 was $300,599 and $402,789, respectively. Land and buildings (which are owned by WM Realty, a consolidated entity, are collateral for the $3,200,000 Amalgamated Bank Mortgage Loan described in greater detail under Note 6 Long-Term Debt. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank $4,000,000 secured loan and revolving line of credit.

The Company has placed $887,279 of equipment into service during the nine months ended December 31, 2009 that it had ordered in 2008 and received in January 2009.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits include down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.

As of December 31, 2009 and March 31, 2009, the Company had deferred revenues totaling $1,705,345 and $3,945,364, respectively. Deferred revenues represent the customer prepayments on their contracts.

The following table sets forth information as to costs incurred on uncompleted contracts as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Cost incurred on uncompleted contracts, beginning balance	$12,742,217	$10,633,862
Total cost incurred on contracts during the period	11,219,712	28,078,982
Less cost of sales, during the period	(19,466,554)	(25,970,626)
Cost incurred on uncompleted contracts, ending balance	$4,495,375	$12,742,218

Billings on uncompleted contracts, beginning balance	$9,081,416	$6,335,179
Plus: Total billings incurred on contracts, during the period	15,322,680	40,833,972
Less: Contracts recognized as revenue, during the period	(23, 691,616)	(38,087,735)
Billings on uncompleted contracts, ending balance	$712,480	$9,081,416

Cost incurred on uncompleted contracts, ending balance	$4,495,375	$12,742,218
Billings on uncompleted contracts, ending balance	(712,480)	(9,081,416)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,782,895	$3,660,802

NOTE 5 - PREPAID EXPENSES

As of December 31, 2009 and March 31, 2009, the prepaid expenses included the following:

	December 31, 2009	March 31, 2009
Prepayments on material purchases	$--	$1,418,510
Prepaid taxes	672,852	--
Insurance	115,501	140,237
Other	36,394	24,487
Total	$824,747	$1,583,234

NOTE 6 – LONG-TERM DEBT and CAPITAL LEASE OBLIGATION

The following debt and capital lease obligations were outstanding on December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Sovereign Bank Secured Term Note	$1,857,143	$2,285,715
Amalgamated Bank Mortgage Loan	3,089,573	3,118,747
Capital expenditure note, other	888,654	1,098
Capital Lease	33,810	43,711
Total long-term debt	5,869,180	5,449,271
Principal payments due within one year	(810,511)	(624,818)
Principal payments due after one year	$5,058,669	$4,824,453

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

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally the Company must also maintain an interest coverage ratio of at least 2.1 at the end of each fiscal quarter.   As of December 31, 2009, the Company is in compliance with all debt covenants, except the requirement to maintain a ratio of earnings to fixed charges of 1.2 to 1 which the Company did not meet as of December 31, 2009.  The Company has obtained a waiver of the breach of such covenant from Sovereign Bank/Santander, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2009.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with this covenant as of the next testing period (which will occur in connection with the end of the Company’s fiscal year ending March 31, 2010).  In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing amount under the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $1,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of December 31, 2009.  There were no borrowings outstanding under this facility as of December 31, 2009 and 2008.  The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.  This facility was renewed with the bank in August 2009.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated as the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR plus 3%.  The Company was obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 the outstanding borrowings and interest were due and payable monthly on a five year amortization schedule.  There was $888,653 outstanding under this facility at December 31, 2009.   The Company used the proceeds to finance the purchase of qualifying equipment placed into service during the current period.

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

Capital Lease:

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on December 31, 2010 are $13,913, for 2011 - $14,772, and $5,124 through April 2012. Interest payments included in the above total $2,506 and the present value of all future minimum lease payments total $33,810. Lease payments for capital lease obligations for the nine months ended December 31, 2009 totaled $11,673.

As of December 31, 2009, the maturities of long-term debt and capital leases were as follows:

Year ending December 31,
2010	$810,511
2011	814,000
2012	807,459
2013	377,091
2014	207,152
Due after 2014	2,852,967
Total	$5,869,180

NOTE 7 – OPERATING LEASES

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For each nine month period ended December 30, 2009 and 2008, respectively the Company’s rent expense equaled $337,500. Since the Company consolidated the operations of WM Realty, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

The Company previously leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The rent expense for the Fitchburg facility was $0 and $42,865 for the nine months ended December 31, 2009 and 2008, respectively.  The lease provided for rent at the annual rate of $50,112 with 3% annual increases, starting 2004. The lease expired in February 2009 and was not renewed.

On February 24, 2009, the Company entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term. During the nine months ended December 31, 2009 the Company’s rent expense with respect to the Delaware property was $22,500.

Future minimum lease payments required under operating leases in the aggregate at December 31, 2009 totaled $86,880. The totals for each annual period ending on December 31 are: 2010 - $36,480, 2011 - $40,215, and 2012 - $10,185.

NOTE 8 - INCOME TAXES

For the three and nine months ended December 31, 2009 and 2008, the Company recorded a Federal and State income tax (benefit) expense of $(276,415) and $954,562, and $90,288 and $3,890,780, respectively. The estimated annual effective tax rates for the nine months ended December 31, 2009 and December 31, 2008 were 26.2% and 43.4%, respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, net operating loss carryforwards, and operating losses that occurred during the period.  In addition, the 2009 provision was reduced by a recognized deferred tax asset and federal tax refund totaling $287,487.

As of December 31, 2009, the Company’s federal net operating loss carry-forward was approximately $1.7 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement and Intercompany Receivable

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty to pay closing costs, which advance was repaid when WM Realty refinanced the mortgage in October 2006. WM Realty was formed solely for the purpose of purchasing and leasing the property back to Ranor, and its partners are stockholders of the Company. The Company considers WM Realty a variable interest entity and has consolidated its operations into the Company.

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,595 (See Note 6). In connection with the new mortgage, Andrew Levy, the managing member of WM Realty, executed a limited guaranty pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $53,556 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $343,892 of accumulated depreciation.  The real property has a net carrying cost of $1,127,755 on TechPrecision’s consolidated balance sheet. The only liability of WM Realty is the carrying amount of mortgage payable to Amalgamated Bank for $3,089,573.  Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of TechPrecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $315,887 on December 31, 2009. During the three and nine months ended December 31, 2009, WM Realty had a net income of $34,555 and $98,614, and capital distributions of $48,374 and $140,622.

NOTE 10 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 12,629,489 common shares underlying the Series A Convertible Preferred Stock as of December 31, 2009

In February 2006, Series A Convertible Preferred Stock (7,719,250 shares) and warrants to purchase a total of 11,220,000 shares of common stock were issued pursuant to a securities purchase agreement dated February 24, 2006.  Contemporaneously with the securities purchase agreement, the Company entered into a registration rights agreement with the investor, pursuant to which it agreed to register the shares of common stock underlying the securities in accordance with a schedule. The registration statement was not declared effective in accordance with the original schedule, and the Company issued 33,212 shares of Series A Convertible Preferred Stock to the investor as liquidated damages.

In addition to the conversion rights described above, the certificate of designation for the Series A Convertible Preferred Stock provides that the holder of the Series A Convertible Preferred Stock or its affiliates will not be entitled to convert the Series A Convertible Preferred Stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. This provision cannot be amended.

The holders of the Series A Convertible Preferred Stock have no voting rights. No dividends are payable with respect to the Series A Convertible Preferred Stock and no dividends are payable on common stock while Series A Convertible Preferred Stock is outstanding. The common stock will not be redeemed while preferred stock is outstanding. Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

Under the terms of the purchase agreement, the investor has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Convertible Preferred Stock owned by the investor to the total of such shares.

On August 14, 2009, our Board adopted a resolution authorizing and directing that the designated shares of Series A convertible Preferred Stock be increased from 9,000,000 to 9,890,980.

On August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,395,472 shares of Series A convertible preferred stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants had initial exercise prices ranging from $0.57 to $0.86 per share. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the range of exercise prices per share of the warrants were reduced to $.44 to $.65. Effective September 11, 2009, the warrants were surrendered to the Company, the Company filed an amendment to its certificate of designation relating to its Series A convertible Preferred Stock to increase the number of designated shares of Series A convertible preferred stock, and the 3,595,472 shares of Series A Convertible Preferred Stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

In a shareholder transaction on October 5, 2009, 229,498 shares of Series A Convertible Preferred Stock were converted into 300,000 shares of common stock. The Company had 9,661,482 and 6,295,908 shares of Series A Convertible Preferred Stock outstanding at December 31, 2009 and March 31, 2009, respectively.

Common Stock and Warrants

The Company had 90,000,000 authorized common shares at December 31, 2009 and March 31, 2009 and had 14,230,846 and 13,907,513 shares of common stock outstanding at December 31, 2009 and March 31, 2009, respectively. The Company issued 20,000 and 3,333 shares of common stock in connection with the exercise of stock options on August 20 and September 30, 2009, respectively. On October 5, 2009, the Company issued 300,000 shares of common stock in connection with a Series A conversion.

On August 14, 2009, the Company completed a transaction with two shareholders resulting in the issuance of 3,395,472 Series A preferred shares in exchange for the surrender of 9,320,000 warrants.   Subsequent to the exchange, all of the 9,320,000 warrants were cancelled by the Company. At December 31, 2009, the Company had 112,500 warrants issued and outstanding.

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

On April 1, 2007, the Company granted options to purchase 221,659 shares of common stock at an exercise price of $.285 to the employees. The company shares did not trade in the market and had no intrinsic value at the date of grant.  It was not possible to reasonably estimate fair market value at the grant date. Therefore, fair value was measured at intrinsic value under FASB ASC 718-20.

On October 1, 2008, the Company granted options to purchase 22,500 shares of common stock at an exercise price of $1.31 per share to its independent directors.  The grant provided for 13,500 shares to vest immediately on the grant date and the remaining 9,000 shares vest in two installments of 4,500 each on the first and second anniversary of the grant date.  The options are not covered under the plan.

On March 23, 2009, the Company entered into an employment agreement with the Company’s CFO, pursuant to which, he was granted an option to purchase 150,000 shares of common stock options at an exercise price of $0.49 per share, the fair market value on the date of grant.  The options will vest in equal amounts of 50,000 over three years on the anniversary of the date of this agreement.  Pursuant to the terms of the employment agreement, the option exercise price was determined based upon the market price of the Company’s common stock as of the date of grant. Any future option grants will be in the sole discretion of the Board.

On July 1, 2009, the Company granted stock options to three directors to purchase 15,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. The shares were measured on the grant date and had a fair market value of $6,900.

On October 15, 2009, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $0.80 per share to a new independent director.  The grant provided for 30,000 shares to vest immediately on the grant date, and 10,000 shares each on October 14, 2010 and October 14, 2011.  The Company recorded $18,441 of compensation expense on the grant date.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented ranged from 179% to 193% for volatility, a risk free interest rate of 2.4%, and expected life of five years.  At December 31, 2009, 426,826 shares of common stock were available for grant under the Plan.

The following table summarizes information about options which are fully vested, currently exercisable and expected to vest at December 31, 2009:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2009	544,159	$0.384
Granted	65,000	$0.731
Forfeited	(9,999)	$0.285
Exercised	(23,333)	$0.285	$6,650
Outstanding at 12/31/2009	575,827	$0.429	$257,554	4.29
Outstanding but not vested 12/31/2009	179,000	$0.517	$55,000	3.54
Exercisable and vested at 12/31/2009	396,827	$0.367	$203,554	4.26

As of December 31, 2009 there was $26,000 of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over three years. No shares fully vested during the nine months ended December 31, 2009.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits.  The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At December 31, 2009, there were receivable balances outstanding from three customers comprising 57% of the total receivables balance; the largest balance from a single customer represented 33% of our receivables balance, while the smallest balance from a single customer making up this group was 11%.  The Company recorded bad debt expense of $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  The Company is pursuing legal action to recover the balance due from this customer.  However, it cannot be determined at this time if those legal collection efforts will be successful.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the nine months ended December 31, 2009 and 2008:

	Nine Months Ended December 31,
	2009		2008
Customer	Dollars	Percent	Dollars	Percent
A	$11,717,071	49%	$20,821,102	62%
B	3,853,692	16%	3,879,514	11%

During April 2009, the Company’s largest customer, GT Solar, provided notice of its intent to cancel a majority of their open purchase orders reducing their total purchase commitment as of March 31, 2009 by approximately $16.8 million.  During the quarter ended September 30, 2009, the Company completed the sale of $8.9 million of inventory material to GT Solar as part of the cancellation.  As of December 31, 2009, the Company had remaining open purchase orders of $1.6 million from GT Solar, included in its backlog of $15.7 million.

NOTE 13 EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required.

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic EPS
Net income	$204,697	$1,013,229	$1,400,586	$5,061,025
Weighted average number of shares outstanding	14,214,542	13,907,094	14,013,210	13,569,513
Basic income per share	$0.01	$0.07	$0.10	$0.37
Diluted EPS
Net income	$204,697	$1,013,229	$1,400,586	$13,569,513
Dilutive effect of stock options, warrants and preferred stock	7,233,691	10,511,021	6,201,092	12,765,907
Diluted weighted average shares	21,448,233	24,418,115	20,214,302	26,335,421
Diluted income per share	$0.01	$0.04	$0.07	$0.19

NOTE 14 SUBSEQUENT EVENTS

On January 8, the Company issued a purchase order to purchase new machinery and equipment for $2.3 million. The Company has committed to make three equal payments: the first payment was made in January 2010, the second payment will be made in April or May of 2010, and the final payment will be made upon final delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance these payments.

On January 19, 2010, the Company received a purchase order totaling $3.8 million from its largest customer, GT Solar.  This was the first new purchase order placed by GT Solar since it cancelled the majority of its open purchase orders in April 2009.  As of January 31, 2010 the Company’s order backlog was $18.1 million.

On January 29, 2010, the Company’s Board of Directors approved two stock option grants of 100,000 options each for the Company’s interim Chief Executive Officer.  The stock option grants had an exercise price of $0.84 per share, the market price of the Company’s shares on the date of grant.   The first grant of 100,000 shares fully vests on March 31, 2010 and the second grant of 100,000 will vest upon the appointment of a full time Chief Executive Officer.   The Board of Directors also extended the interim Chief Executive Officer’s contract from March 31, 2010 through June 30, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. This quarterly report of on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed under “Management’s Discussion and Analysis” in our Form 10-K for the year ended March 31, 2009 and this Item 2 in this Form 10-Q for the quarter ended December 31, 2009 and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the U.S. and global economies, to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

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

During the last several years, the demand for our services has been relatively strong. However, during the Company’s third quarter ended December 31, 2008, recessionary pressures began to impact the requirements of our customers.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.   During the past fourteen months, other customers have delayed deliveries of existing orders and have delayed the placement of new orders.   Recently we have begun to see an improvement in the volume of requests for quotes and order placements from our customers.  We ended the third quarter with an order backlog of $15.7 million as of December 31, 2009 and our order backlog increased further during January 2010 to $18.1 million as of January 31, 2010.   On January 19, 2010 our largest customer, GT Solar placed an order for increased production totaling $3.8 million.  This is the first new purchase order we have received from GT Solar since they cancelled the majority of their open purchase orders with the Company back in April 2009.

A significant portion of our revenue is generated by a small number of customers. During the nine months ended December 31, 2009, our largest customer, GT Solar, accounted for approximately 50% of our revenue and our second largest customer, BAE Systems, accounted for approximately 16% of our revenue, while all other customers made up less than 10% of our revenue on an individual basis. For the nine months ended December 31, 2008, our largest customer, GT Solar, accounted for 62% of our revenue.

Our contracts are generated both through negotiation with customers and from bids made pursuant to requests for proposals. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. During the nine months ended December 31, 2009, our sales and net income were $23.7 million and $1.4 million, as compared to sales of $33.8 million and net income of $5.1 million, for the nine months ended December 31, 2008.  Our gross margin for the nine months ended December 31, 2009 was 18% as compared to 33% in the nine months ended December 31, 2008, reflecting higher overhead absorption on lower sales volume and reduced capacity.  Both net sales and gross margin declined in the nine months ended December 31, 2009, and the global economic downturn continues to have an adverse impact on our customers.  In August 2009, we completed the transfer of inventory to GT Solar as part of their April 2009 cancellation.  Accordingly, our revenue for the nine month period ended December 31, 2009, includes $8.9 million of revenue related to materials transferred to GT Solar as part of their order cancellation.   The inventory transfer included a heavy mix of raw materials and therefore carried a lower margin than we typically generate through the sale of finished products.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such a period, we would continue to incur overhead expense while generating lower revenue. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.

As of December 31, 2009, we had a backlog of orders totaling approximately $15.7 million, of which approximately $1.6 million represented orders from GT Solar.  Our corresponding backlog as of December 31, 2008 was $40.0 million of which GT Solar represented 73%.  As of January 31, 2010, the Company’s backlog was $18.1 million, including open purchase orders totaling $4.7 million from GT Solar.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. Revenues derived from the nuclear power industry were $1.6 million for the nine months ended December 31, 2009 and currently constitute approximately 9% of our backlog. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of medical isotopes storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for 4% of our total net sales for the nine months ended December 31, 2009 while sales to our medical isotope customer were not significant during the nine months ended December 31, 2009.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development capabilities and customer diversification.  We do not have any current plans for any acquisition, and we cannot give any assurance that we will complete any acquisition. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.  With this purchase commitment, the Company is obligated to make three equal payments: the first payment was made in January 2010, the second payment will be made in April or May of 2010, and the final payment will be made upon final delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance these payments.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our financial statements for the three and nine months ended December 31, 2009 from the assumptions, estimates and judgments used in the preparation of our audited financial statements for the year ended March 31, 2009.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collection prospects are reasonably assured.

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

As of December 31, 2009, the Company’s federal net operating loss carry-forward was approximately $2 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

Recent disruptions in the global capital markets have resulted in reduced availability of funding worldwide and a higher level of uncertainty experienced by some end-user solar cell module manufacturers. As a result, our customers have made reductions in their direct labor workforce and reported decreases in their order backlogs as well as adjustments to the procurement of materials in their photovoltaic related production.  In April, 2009, GT Solar, our largest customer cancelled the majority of their open purchase orders with us and in August 2009 we completed the material transfer of $8.9 million to GT Solar to finalize the order cancellation.  While we have open orders and backlog with GT Solar they are not at comparable levels prior to the cancellation. On January 19, 2010, we received an order from GT Solar for $3.8 million of new production. This is the first new production order we have received from GT Solar since their April 2009 cancellation of a majority of their then open purchase orders.

Three Months Ended December 31, 2009 and 2008

The following table sets forth information from our statements of operations for the three months ended December 31, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months
					Ended December 31
	2009		2008		2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$5,255	100%	$8,555	100%	$(3,300)	(39)%
Cost of sales	4,241	81%	5,933	69%	(1,692)	(29)%
Gross profit	1,014	19%	2,622	31%	(1,608)	(61)%
Payroll and related costs	359	7%	331	4%	28	8%
Professional expense	104	2%	63	1%	41	65%
Selling, general and administrative	527	10%	145	2%	382	263%
Total operating expenses	990	19%	539	6%	451	84%
Income from operations	24	0%	2,083	24%	(2,059)	(99)%
Interest expense	(108)	(2)%	(111)	(1)%	3	3%
Other income (expense)	12	0%	(4)	0%	16	400%
Income before income taxes	(72)	(1)%	1,968	23%	(2,040)	(104)%
Income tax expense (benefit)	(276)	(5)%	955	(11)%	(1,231)	(129)%
Net income	$204	4%	$1,013	12%	$(809)	(80)%

Net Sales

Net sales decreased by $3.3 million, or 39%, from $8.5 million for the three months ended December 31, 2008 to $5.2 million for the three months ended December 31, 2009.  Net sales were negatively impacted by the global recession and downturn in the solar industry which affected orders from our largest customer, GT Solar.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended December 31, 2009 decreased by $1.7 million to $4.2 million, or 29%, from $5.9 million for the three months ended December 31, 2008. The decrease in the cost of sales was principally due to the impact of lower order levels from customers due to the global recession and downturn in the solar industry. The decline in gross profit margin was $1.6 million, or 61%, from $2.6 million or 31% of net sales, during the three months ended December 31, 2008 to $1.0 million or 19% of sales for the period ending December 31, 2009.  Contributing to the decline in gross margin were costs associated with underutilized capacity.  In addition, the mix of completed projects during the three month period ended December 31, 2009 included a higher percentage of projects in which the customers supplied raw materials and therefore did not include material procurement services from the Company.

Operating Expenses

Our payroll and related costs were $358,841 for the three months ended December 31, 2009 as compared to $330,701 for the three months ended December 30, 2008. The $28,140 (8%) increase in payroll is due primarily to an increase in compensation compared to the same three month period in the prior year.

Professional fees increased from $63,847 for the three months ended December 31, 2008 to $104,132 for the three months ended December 31, 2009. This increase was primarily attributable to an increase in legal and accounting costs related to contract reviews and various SEC filing requirements.

Selling, administrative and other expenses for the three months ended December 31, 2009 were $527,133 compared to $144,825 for three months ended December 31, 2008, an increase of $382,308.  Primary components of the increase were additional expenditures related to bad debt expense of $235,000 during the quarter, increased consulting fees totaling $75,000, and increased employee compensation costs of $72,000.

Interest Expense

Interest expense decreased for the three months ended December 31, 2009 to $108,049 compared with $111,052 for the three months ended December 31, 2008 due to lower average levels of long-term debt during the period.

Income Taxes

For the three months ended December 31, 2009, the Company recorded a tax benefit of $276,415 while during the comparable period in 2008, the Company recorded a provision for Federal and state income tax expense of $954,562. The estimated annual effective income tax rate for the current fiscal year is 26%. The effective tax expense rate for the three months ended December 31, 2008 was 43%. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related to compensated absences, and the expected utilization of net operating loss carryforwards. The Company also recognized a deferred tax asset and a federal tax refund during the three month period ended December 31, 2009, which reduced the tax provision by $287,487.

Net Income

As a result of the foregoing, our net income was $204,697 or $0.01  and $0.01 per share basic and diluted, respectively, for the three months ended December 31, 2009, as compared to net income of $1.0 million or $0.07 and $.0.04 per share basic and diluted, respectively, for the three months ended December 31, 2008.

Results of Operations for the Nine Months Ended December 31, 2009 and 2008

The following table sets forth information from our statements of operations for the nine months ended December 31, 2009 and 2008, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Nine Months Ended
	2009		2008		December 31, 2009 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$23,692	100%	$33,814	100%	$(10,122)	(30)%
Cost of sales	19,467	82%	22,798	67%	(3,331)	(15)%
Gross profit	4,225	18%	11,016	33%	(6,791)	(62)%
Payroll and related costs	1,083	5%	1,088	3%	(5)	(0)%
Professional expense	291	1%	184	1%	107	58%
Selling, general and admin	1,052	4%	434	1%	618	142%
Total operating expenses	2,426	10%	1,706	5%	720	42%
Income from operations	1,799	8%	9,310	28%	(7,511)	(81)%
Interest (expense)	(320)	(2)%	(345)	(1)%	25	7%
Other income (expense)	12	0%	(13)	(0)%	25	192%
Income before income taxes	1,491	6%	8,952	27%	(7,461)	(83)%
Provision for income taxes	90	0%	3,891	12%	(3,801)	(98)%
Net income	$1,401	6%	$5,061	15%	$(3,660)	(72)%

Net Sales

Net sales decreased by $10.1 million, or 30%, from $33.8 million for the nine months ended December 30, 2008 to $23.7 million for the nine months ended December 31, 2009. A significant portion of the decrease resulted from lower sales volume with our largest customer, GT Solar.  Also, the global economic downturn adversely impacted our business during much of the first nine months of fiscal year 2010.

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2009 decreased by $3.3 million to $19.5 million, a decrease of 15%, from $22.8 million for nine months ended December 31, 2008. The decrease in the cost of sales was principally due to the reduction in sales volume. The decline in gross profit margin was $6.8 million (62%) from $11.0 million, or 33% of sales, during the nine months ended December 30, 2008 to $4.2 million or 18% of sales for the period ending December 31, 2009.  Contributing to the decline in gross margin were costs associated with underutilized capacity and the inventory transfer to GT Solar which included a high volume of raw material priced at a marginal mark-up to cost.

Operating Expenses

All of our payroll and related cost components were almost unchanged at $1.1 million for the nine months ended December 31, 2009 and 2008.

Professional fees increased from $184,316 for the nine months ended December 31, 2008 to $290,755 for the nine months ended December 30, 2009, primarily attributable to an increase in legal costs related to contract review, SEC filing requirements and the cost of the Company’s annual shareholder meeting.

Selling, general and administrative expenses were $1,052,127 and $433,959 for the nine months ended December 31, 2009 and 2008, respectively, an increase of $618,168 or 142%, primarily related to increased bad debt expense of $235,000, increased consulting expenditures of $233,000, increased severance pay of $112,000 and costs associated with the Company’s first annual shareholder meeting.

Interest Expense

Interest expense for the nine months ended December 31, 2009 was $319,601 compared with $344,923 for the nine months ended December 31, 2008. A decrease of $25,322 (7%) is the result of lower average levels of long-term debt outstanding at December 31, 2009 as compared to December 30, 2008.

Income Taxes

For the nine months ended December 31, 2009 and 2008, the Company recorded provisions for Federal and State income tax expense of $90,288 and $3,890,780, respectively. The estimated annual effective tax rate for the current fiscal year is 26%. The effective tax expense rate for the nine months ended December 31, 2008 was 43.5%. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, and the expected utilization of net operating loss carryforwards. The Company also recognized a deferred tax asset and a federal tax refund during the period which reduced the tax provision by $287,487 thereby lowering the effective tax rate for the nine month period ending December 31, 2009 to 6.1%.

Net Income

As a result of the foregoing, our net income was $1,400,586 or $0.10 basic and $0.07 diluted per share for the nine months ended December 31, 2009, as compared to net income of $5.1million or $0.37 basic and $0.19 diluted per share for the nine months ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had working capital of $13.0 million as compared with working capital of $11.1 million at March 31, 2009, an increase of $1.9 million or 17%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	December 31, 2009	March 31, 2009	Change Amount	Percentage Change
Cash and cash equivalents	$9,374	$10,463	$(1,089)	(10)%
Accounts receivable, net	1,981	1,419	562	40%
Costs incurred on uncompleted contracts	3,783	3,661	122	3%
Raw material inventories	296	351	(55)	(16)%
Prepaid expenses	825	1,583	(758)	(48)%
Deferred tax asset	157	--	157	--%
Other receivables	30	60	(30)	(50)%
Accounts payable	465	951	(486)	(51)%
Accrued expenses	499	710	(211)	(30)%
Accrued taxes	--	156	(156)	(100)%
Progress billings in excess of cost of uncompleted contracts	1,705	3,945	(2,240)	(57)%
Current maturity of long-term debt	811	625	186	30%

Cash used in operations was $1.4 million for the nine months ended December 31, 2009 as compared with cash provided by operations of $4.3 million for the nine months ended December 31, 2008. The decrease in cash flows from operations is the result of a significant reduction in customer orders and net income year-over-year, and cash payments made for estimated federal and state taxes. Order backlog at December 31, 2009 is $15.7million compared with $40 million at December 31, 2008. As of January 31, 2010, the Company’s order backlog had increased to $18.1 million principally due to a $3.8 million order from GT Solar on January 19, 2010.  Accounts receivable and costs incurred on uncompleted contracts have increased since March 31, 2009 reflecting a small incremental increase in sales and customer orders recorded since the first quarter. Prepaid expenses have decreased since March 31, 2009 as certain prepaid materials and services were transferred to inventory and consumed in production, offset in part by cash payments made for taxes. Accounts payable and accrued expenses reflect a decrease in purchase activity due to lower customer orders over the nine month period and a recent reduction in accrued compensation because of reduced factory headcount. Progress billings have decreased since March 31, 2009 primarily reflecting the revenue recognized in connection with the materials transferred to GT Solar as part of their April 2009 order cancellation.

Net cash provided by financing activities was $285,930 for the nine months ended December 31, 2009 as compared with net cash used of $430,528 for the nine months ended December 30, 2008.  During the nine months ended December 31, 2009, we received $6,648 from the exercise of stock options, and borrowed $919,297 under a line of credit facility in August 2009 to finance the purchase of new equipment placed into service during the first half of the fiscal year. We paid down $499,388 of principal on our debt and capital lease obligations.

During the nine months ended December 31, 2009, the installation of equipment under construction has been fully completed, placed into service and was transferred to property, plant and equipment. For the nine months ended December 31, 2008 we invested $27,173 in new property, plant and equipment and received proceeds of $12,000 from the sale of equipment.

All of the above activity resulted in a net decrease in cash of $1.1million for the nine months ended December 31, 2009 compared with a $3.1 million increase in cash for the nine months ended December 31, 2008.

On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. The Company has committed to make three equal payments beginning in January 2010, in April or May of 2010, and upon final delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance this purchase.  This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.

 Debt Facilities

At December 31, 2009, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor.  As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility which is available until June 30, 2010.  At December 31, 2009, there were no borrowings under the revolving note and the maximum available under the borrowing formula was $2.0 million.

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

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally the Company must also maintain an interest coverage ratio of at least 2.1 at the end of each fiscal quarter.   As of December 31, 2009, the Company is in compliance with all debt covenants, except the requirement to maintain a ratio of earnings to fixed charges of 1.2 to 1 which the Company did not meet as of December 31, 2009.  The Company has obtained a waiver of the breach of such covenant from Sovereign Bank/Santander, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2009.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with this covenant as of the next testing period (which will occur in connection with the end of the Company’s fiscal year ending March 31, 2010).  In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2010 as the Company intends to finance future equipment purchases on a specific item basis.

We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line is equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2009, there were no amounts outstanding under the revolving line and $888,653 outstanding under the capital expenditure line.  The balance outstanding under the capital expenditure line were used to finance the purchase of equipment that has been installed and placed in service during the second quarter ended September 30, 2009.

The securities purchase agreement pursuant to which we sold the Series A Convertible Preferred Stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

We believe that the $2.0 million revolving credit facility, which remained unused as of December 31, 2009 and terminates in June 2010, our capacity to access equipment specific financing and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated an communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 15, 2009, at which the following matters were voted upon:

(1) A management proposal for the election of six directors, each to serve until the 2010 annual meeting of shareholders of TechPrecision Corporation and until their successors are elected and qualified:

Directors	For	Withheld
Philip A. Dur	12,698,853	149,998
Michael R. Holly	12,694,247	154,604
Andrew A. Levy	12,698,853	149,998
Larry Steinbrueck	10,114,646	2,734,205
Louis A. Winoski	12,708,852	139,999
Stanley A. Youtt	12,694,247	154,604

(2) A management proposal to ratify the appointment of Tabriztchi and Company, CPA, P.C. as our independent registered public accounting firm for the fiscal year ending March 31, 2010 was voted upon, and 12,701,853 shares were voted for the proposal, 133,999 shares were voted against, and 12,999 shares abstained.

Item 6.   Exhibits

(a)  Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: February 16, 2010	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers