Form 10-K/A
period 2009-03-31
TECHPRECISION CORP
filed 2010-02-26
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐   Yes   ☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

 We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended March 31, 2009 (the “2009 Annual Report”) originally filed on June 25, 2009 with the Securities and Exchange Commission solely for the purposes of  amending the information provided in Exhibit 23.1 of this 2009 Annual Report to correct a typographical error. Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated certifications from our principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this report. Except as described above, no other changes are being made to the 2009 Annual Report. This Form 10-K/A does not reflect events occurring after the June 25, 2009 filing of our 2009 Annual Report and does not modify or update the disclosure contained in the 2009 Annual Report in any way other than as described in this Explanatory Note.

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

14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (Exhibit 21.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 * = Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)
February 26, 2010

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

Signature	Title	Date

/s/ Louis Winoski	Interim Chief Executive Officer and director (principal executive officer)	February 26, 2010
Louis Winoski

/s/ Richard F. Fitzgerald	Chief Financial Officer (principal financial and accounting officer)	February 26, 2010
Richard F. Fitzgerald

*	Director	February 26, 2010
Michael R. Holly

*	Director	February 26, 2010
Andrew A. Levy

*	Director	February 26, 2010
Larry Steinbreuck

*	Director	February 26, 2010
Stanley A. Youtt

Signed by Louis Winoski as
Attorney in Fact

/s/ Louis Winoski
Louis Winoski