Form 10-K
period 2010-03-31
TECHPRECISION CORP
filed 2010-06-29
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-19879

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive, Westminster, Massachusetts	01473
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 874-0591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐    Yes      ☒   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒   No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,741,000.

The number of shares outstanding of the registrant’s common stock as of May 31, 2010 is 14,230,846.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders of TechPrecision Corporation, which will be filed with the Commission within 120 days of March 31, 2010, are incorporated by reference into Part III of this Form 10-K.

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

Products

We manufacture a wide variety of products pursuant to customer contracts and based on their needs. We do not distribute products on the open market and we do not market any typical product on an on-going basis. Although our focus is to provide long-term integrated solutions to our customers on continuous production programs, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either a prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases. To the greatest extent possible, we are seeking opportunities where the Company is in Tier 1 and Tier 2 supplier relationship with our customers. The products provided are not designed by us, in general, and are manufactured according to “build-to-print” requirements specified by the customer.

The change in market demand can be wide and varied and requires our ability to adapt to the needs of the customer and industry.  Understanding this dynamic we have developed the capability to transform our workforce to manufacture products for customers in different industries.

We do not own any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific products within the capability of our resources.

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

Medical:

Components and major assemblies for proton beam accelerators for cancer treatment

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

During the year ended March 31, 2010 a supplier that provided forging, Steel Industries Acquisition, Inc., accounted for 14% of our purchased material in the fiscal year.  During the year ended March 31, 2009, three suppliers collectively accounted for 38% of our purchased material with the largest supplier accounting for 15% of material purchased for the year.  No other suppliers provided 10% or more of purchased raw material in fiscal 2010 or 2009.

Marketing

While we have had significant customer concentration over the past three years, we are engaged in the development of marketing initiatives to broaden our customer base as well as the industries we serve. We maintain an active marketing and sales department and have expanded our marketing and sales efforts during the past year. We market to our existing customer base and we initiate contacts with new potential customers through various sources such as personal contact, customer referrals, and trade show participation. A portion of our business is the result of competitive bidding processes while a significant portion is from contract negotiation. We believe that the reputation we have earned from our current customers represents an important aspect of our marketing effort.

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

Our largest customer for the years ended March 31, 2010 and 2009 was GT Solar Inc. Their work generated 52% of our net sales for the year ended March 31, 2010 as compared with 57% of total net sales for the year ended March 31, 2009. Our business is dependent on the purchase orders received from our customers for work, and at this time, we do not have any long-term contracts with any customer. The Company historically has experienced and continues to experience, customer concentration. A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  Sales to our top six customers accounted for 86% and 88% of total net sales for the fiscal years ended March 31, 2010 and 2009, respectively.

Our customer base consists of many businesses in the markets identified above.  The revenue derived from these markets during the years ended March 31, 2010 and 2009 is highlighted within the table below (dollars in thousands):

	Year Ended March 31,
	2010		2009
Customer Net Sales	Amount	Percent	Amount	Percent
Alternative Energy	$14,754	52%	$21,785	57%
Defense	$7,348	26%	$5,789	15%
Commercial/other	$1,788	7%	$5,752	15%
Nuclear	$1,780	6%	$480	1%
Medical	$1,715	6%	$3,781	11%
Aerospace	$961	3%	$501	1%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by each customer that accounted for 10% or more of our revenue in either of the two past fiscal years (dollars in thousands):

	Year Ended March 31,
	2010		2009
Customer Net Sales	Amount	Percent	Amount	Percent
GT Solar Inc.	$14,721	52%	$21,785	57%
BAE Systems	$3,854	14%	$3,880	10%

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

As of March 31, 2010, we had a backlog of orders totaling approximately $21.5 million, of which approximately $6.9 million represented orders from GT Solar.  In addition to GT Solar, the March 31, 2010 backlog also includes orders in excess of $1.0 million from each of six customers totaling more than $10.0 million. We expect to deliver the backlog during the years ended March 31, 2011 and March 31, 2012.   During the quarter ended March 31, 2010, our backlog increased from $15.7 million at December 31, 2009 to $21.5 million as of March 31, 2010. The comparable backlog at March 31, 2009 was $38.6 million. We further reported on May 12, 2010 that our backlog had increased to a level of $25.5 million as of that date.

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

Research and Development

We did not incur any research and development expenses, either on our own behalf or on behalf of our customers, during the year ended March 31, 2010 or 2009.

Personnel

As of March 31, 2010, we had approximately 134 employees, of whom 18 are administrative, 9 are engineering and 107 are manufacturing personnel. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We lease from WM Realty Management LLC (“WM Realty”), which is an affiliated company, approximately 125,000-square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts 01473, pursuant to a 15-year lease that expires February 28, 2021, at a current annual rental rate of $450,000, subject to annual escalations based upon increases in the consumer price index. The lease provides for two five-year extensions and a purchase option at appraised value. The Company anticipates that it may exercise the purchase option under the lease and acquire the property from WM Realty at appraised value during fiscal 2011.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the Over the Counter Bulletin Board under the symbol “TPCS”.  The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the last two completed fiscal years. The quarterly high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended March 31, 2010
4th Quarter (three months ended March 31, 2010)	$1.20	$0.74
3rd Quarter (three months ended December 31, 2009)	0.90	0.65
2nd Quarter (three months ended September 30, 2009)	0.95	0.45
1st Quarter (three months ended June 30, 2009)	0.60	0.35

Fiscal year ended March 31, 2009
4th Quarter (three months ended March 31, 2009)	$1.01	$0.30
3rd Quarter (three months ended December 31, 2008)	2.00	0.65
2nd Quarter (three months ended September 30, 2008)	2.85	1.35
1st Quarter (three months ended June 30, 2008)	3.10	2.00

As of March 31, 2010, we had approximately 575 record holders of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in this Item 7 “Management’s Discussion and Analysis” in this Form 10-K and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations which include cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), materials procurement, and production control (scheduling, project management and expediting).

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

During the years ended March 31, 2009 and 2008, demand for our services was relatively strong. However, recessionary pressures began to affect the requirements of our customers in October 2008.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.  Beginning in December 2009, we began to see an improvement in the volume of requests for quotes and order placements from our customers, including our largest customer and reported that our backlog had reached $21.5 million as of March 31, 2010. We expect to deliver the backlog during the years ended March 31, 2011 and March 31, 2012.

A significant portion of our revenue is generated by a small number of customers. For the year ended March 31, 2010, our largest customer, GT Solar, accounted for 52% of our revenue and BAE Systems accounted for 14% of our revenue. In the year ended March 31, 2009, our largest customer, GT Solar, accounted for approximately 57% of our revenue, and our second largest customer, BAE Systems, accounted for approximately 10% of our revenue. For the year ended March 31, 2008, GT Solar accounted for 51% of annual revenue while BAE accounted for 16% of total annual revenue.

The Company historically has experienced, and continues to experience, customer concentration.  In any year, it is likely that five or six significant customers (albeit not always the same customers from year to year) will account for 5% to 60% individually and up to 86% in the aggregate of our total annual revenues.  A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the bank may be entitled to cancel the facilities.  If the bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the fiscal year ended March 31, 2010, our sales and net income was $28.3 million and $2.0 million, as compared to sales of $38.1 million and net income of $5.9 million, for the year ended March 31, 2009.  Our gross margin for the fiscal year ended March 31, 2010 was 21.5% as compared to 31.8% in the year ended March 31, 2009, reflecting higher overhead absorption on lower sales volume and reduced capacity.  Both net sales and gross margin declined for the year ended March 31, 2010, and the global economic downturn continues to have an adverse impact on our customers.  In August 2009, we completed the transfer of inventory to GT Solar as part of their April 2009 cancellation.  Accordingly, our revenue for the year ended March 31, 2010, includes $8.9 million of revenue related to a non-recurring materials transfer to GT Solar as part of their April 2009 order cancellation.   The inventory transfer included a heavy mix of raw materials and therefore carried a lower margin than we typically generate through the sale of finished products.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. Revenues derived from the nuclear power industry were $1.8 million for the year ended March 31, 2010 and currently constitute approximately 9% of our backlog. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of radioactive isotopes transportation/storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for $1.7 million and $3.7 million or 6% and 9.7% of our total net sales for the years ended March 31, 2010 and 2009, respectively.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development capabilities and customer diversification. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.  With this purchase commitment, the Company is obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance these payments.

Impact of Recent Legislation

The Congress has passed and the President has signed the $800 billion American Recovery and Reinvestment Act of 2009 into law. Significant components of the Act allow manufacturing concerns to apply various tax credits and apply for government loan guarantees for the development or retooling of existing facilities using electricity derived from renewable and previously underutilized sources.  The Company has historically derived significant revenues from contracts with manufacturing concerns in these alternative energy fields.  The American Recovery and Reinvestment Act extended the 50% Bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under the Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. This significant tax incentive could drive increased demand on the part of some customers.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited 2010 financial statements from the assumptions, estimates and judgments used in the preparation of our 2009 audited financial statements.

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

Variable Interest Entity

We have consolidated WM Realty, a variable interest entity from which we lease our real estate

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

As of March 31, 2010, the Company’s federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

As of March 31, 2010, we had tax assets of approximately $0.7 million from net operating loss carry-forwards. As a result of the change in ownership resulting for the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry-forward pursuant to Section 382 of the Internal Revenue Code, related to losses incurred before our acquisition of Ranor, is limited to approximately $35,000.  The American Recovery and Reinvestment Act extended the 50% bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under this Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. As a consequence of the changes in the tax laws and accelerated depreciation, we recognized additional deferred income tax liability of approximately $.5 million in each of the years ended March 31, 2010 and 2009.  For the year ended March 31, 2010, the deferred tax liabilities from depreciation were offset by deferred tax assets related to the company’s net operating loss carry-forwards lowering the company’s effective tax rate for the year then ended.

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

From October 2008 through December 2009, disruptions in the global capital markets, resulted in reduced availability of funding worldwide and created a higher level of uncertainty for many end-user solar cell module manufacturers. As a result, our customers made reductions in their direct labor workforce and reported decreases in their order backlogs as well as adjustments to the procurement of materials in their photovoltaic related production.  In response, we negotiated extensions of the delivery schedules and other modifications under some of our solar related contracts, including the April 2009 order cancellation from our largest customer, GT Solar.   During the quarter ended March 31, 2010, we began to see signs of recovery within the solar sector in the form of new production orders placed by our largest customer, GT Solar and a build up in our sales order backlog.

During the quarter ended March 31, 2010, our backlog increased from $15.7 million at December 31, 2009 to $21.5 million as of March 31, 2010. The comparable backlog at March 31, 2009 was $38.6 million.  We further reported on May 12, 2010, that our backlog had increased to a level of $25.5 million, as of that date.

Years Ended March 31, 2010 and 2009

The following table sets forth information from our statements of operations for the years ended March 31, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):

						Changes Year Ended March 31,
	2010		2009			2010 to 2009
(Dollars in thousands)	Amount	Percent	Amount		Percent	Amount	Percent
Net sales	$28,347	100%		$38,088	100%	$(9,741)	(26)%
Cost of sales	22,245	78%		25,971	68%	(3,726)	(14)%
Gross profit	6,102	22%		12,117	32%	(6,015)	(50)%
Payroll and related costs	1,705	6%		1,472	4%	233	16%
Professional fees	383	2%		333	1%	50	15%
Selling, general and administrative	1,260	4%		656	2%	604	92%
Total operating expenses	3,348	12%		2,461	7%	887	36%
Income from operations	2,754	10%		9,656	25%	(6,902)	(71)%
OtOther income (expense)	12	-%		5	-%	7	140%
Interest expense	(422)	(2)%		(455)	(1)%	33	(7)%
Interest income	16	-%		-	-%	16	-
%Finance costs	(17)	-%		(17)	-%	--	41%
Income before income taxes	2,343	8%		9,189	24%	(6,846)	(75)%
Provision for income taxes, net	298	1%		3,260	9%	(2,962)	(91)%
Net income	$ 2,045	7%	$	$ 5,929	16%	$(3,884)	(66)%

Net Sales

The factors which resulted in lower net sales during the second half of fiscal 2009 continued to impact our operations during much of the fiscal year 2010. As a result, net sales decreased by $9.7 million or 26% to $28.3 million for the year ended March 31, 2010, from $38.1 million for the year ended March 31, 2009. A significant portion of the decrease ($7.1 million) resulted from lower sales volume with our largest customer, GT Solar. In April, 2009, GT Solar cancelled the majority of their open orders and in August 2009 we completed the material transfer of $8.9 million to GT Solar to finalize the order cancellation. However, in January 2010 we began to receive orders for new production from GT Solar and several other customers also increased their order volumes.

Cost of Sales and Gross Margin

Our cost of sales for the fiscal year ended March 31, 2010 decreased by $3.7 million to $22.2 million, a decrease of 14%, from $26.0 million for the fiscal year ended March 31, 2009. The decrease in the cost of sales was principally due to the reduction in sales volume. The decline in gross profit margin was $6.0 million or 50% to $6.1 million or 21.5% of sales for the fiscal year ended March 31, 2010 from $12.1 million, or 31.8% of sales, during the fiscal year ended March 31, 2009.  Contributing to the decline in gross margin were costs associated with underutilized capacity and the inventory transfer to GT Solar which included a high volume of raw material priced at a marginal mark-up to cost.

Operating Expenses

Our payroll and related costs within our selling and administrative costs were $1.7 million for the year ended March 31, 2010 as compared to $1.5 million for the year ended March 31, 2009. The increase was driven by increased headcount at the corporate center during 2010.

Professional fees, increased to $382,587 for the year ended March 31, 2010 from $332,807 for the year ended March 31, 2009, primarily attributed to legal costs related to contract review, SEC filing requirements and the cost of holding the Company’s annual shareholder meeting on October 15, 2009.

Selling, general and administrative expenses were $1.26 million and $0.66 million for the years ended March 31, 2010 and 2009, respectively, an increase of $600,000 or 91%, primarily related to increased bad debt expense of $235,000, increased consulting and executive search fees of $195,000, increased board fees of $111,000, including $81,000 of stock compensation expense, increased spending on investor relations and financial reporting of $61,000 and printing as well as professional fees associated with holding the Company’s annual shareholder meeting.

Interest Expense

Interest expense for the year ended March 31, 2010 was $422,298 compared with $422,074 for the year ended March 31, 2009; a decrease of $32,701 or 7%, the result of lower average long-term debt levels outstanding during the year ended March 31, 2010.

Income Taxes

For the year ended March 31, 2010 and 2009, the Company recorded provisions for Federal and State income tax expense of $0.3 and $3.3 million, respectively. The annual effective tax rate for fiscal year 2010 is 12.7%. The effective annual tax expense rate for the year ended December 31, 2009 was 35.5%. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related compensated absences, and the expected utilization of net operating loss carryforwards that offset deferred tax liabilities generated by accelerated depreciation. The Company also recognized a deferred tax asset along with federal and state tax refunds from prior year during the period which reduced the tax provision by $0.2 million thereby lowering the effective tax rate for the annual period ending March 31, 2010 to 12.7%.

Net Income

As a result of the foregoing, our net income was $2.0 million or $0.15 basic and $0.10 diluted per share for the year ended March 31, 2010, as compared to net income of $5.9 million or $0.43 basic and $0.23 diluted per share for the year ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had working capital of $13.3 million as compared with working capital of $11.2 million at March 31, 2009, an increase of $2.1 million or 19%. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	March 31, 2010	March 31, 2009	Change Amount	Percentage Change
Cash and cash equivalents	$8,774	$10,463	$(1,689)	(16	) %
Accounts receivable, net	2,693	1,419	1,274	90%
Costs incurred on uncompleted contracts	2,750	3,661	(911)	(25	) %
Raw material inventories	299	351	(52)	(15	) %
Prepaid expenses and other receivables	160	1,583	(1,423)	(90	) %
Deferred tax asset	304	--	304	--%
Prepaid taxes	244	60	184	308%
Accounts payable	445	951	(506)	(53	) %
Accrued expenses	621	710	(89)	(13	) %
Accrued taxes	--	156	(156)	(100	) %
Progress billings in excess of cost of uncompleted contracts	56	3,945	(3,889)	(99	) %
Current maturity of long-term debt	809	625	184	29%

Cash used in operations was $1.4 million for the year ended March 31, 2010 as compared with cash provided by operations of $9.3 million for the year ended March 31, 2009. The decrease in cash flows from operations is the result of lower customer sales and net income year-over-year, which significantly reduced deferred revenue as of March 31, 2010 when compared to the prior year and cash overpayments made for estimated federal and state taxes. Accounts receivable have increased since March 31, 2009 reflecting a ramp up in customer orders shipped during the quarter ended March 31, 2010.  Prepaid expenses have decreased since March 31, 2009 as certain prepaid materials and services were transferred to inventory and consumed in production during the year ended March 31, 2010. Additionally, because materials procurement was lower for GT Solar during the year ended March 31, 2010, there was a lower volume of material prepayments at March 31, 2010. Accounts payable and accrued expenses are lower in 2010 due to a reduced volume of materials procurement services for our largest customer during the year ended March 31, 2010. Progress billings decreased since March 31, 2009 primarily reflecting the revenue recognized in connection with the materials transferred to GT Solar as part of the April 2009 order cancellation.  Progress billings are also lower at March 31, 2010 as we are not procuring raw materials in significant volume for GT Solar while we process the material transferred to them in August 2009 into finished goods. Generally customers are progress-billed when materials are ordered on their behalf.

Net cash provided by financing activities was $594,694 for the year ended March 31, 2010 as compared with net cash used in financing activities of $643,019 for the year ended March 31, 2009.  During the year ended March 31, 2010, we received $6,650 from the exercise of stock options, and borrowed $919,297 under a line of credit facility in August 2009 to finance the purchase of new equipment placed into service during the first half of the fiscal year and in March 2010, we drew down an additional $556,416 to finance the initial deposit on the purchase of new machinery and equipment. We paid down $701,673 of principal on our debt and capital lease obligations during the year ended March 31, 2010.

We invested $107,092 in new equipment and received proceeds of $12,000 from the sale of equipment. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. The Company has made a payment of $762,260 and has committed to make two more payments after March 31, 2010, with final payment due upon delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance this purchase.  This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities. For the year ended March 31, 2009, we invested $206,021 and $887,279 in new equipment and equipment under construction, respectively.  The equipment under construction at March 31, 2009 was placed in service during the first half of the year ended March 31, 2010.

All of the above activity resulted in a net decrease in cash of $1.7 million for the year ended March 31, 2010 compared with a $7.6 million increase in cash for the year ended March 31, 2009.

Debt Facilities

At March 31, 2010, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.85% per annum, and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor.  As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility which is available until July 30, 2010.  At March 31, 2010 there were no borrowings under the revolving note and maximum available under the borrowing formula was $2.0 million.

The term note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of March 31, 2010 and 2009 was $1.7 million and $2.3 million, respectively.

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

As of March 31, 2010, the Company was in compliance with all debt covenants as the ratio of earnings available to cover fixed charges was 196% and the interest coverage ratio was 13:1 at year end. In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

At December 31, 2009, the Company did not meet the requirement to maintain a ratio of earnings to fixed charges of 1.2 to 1. The Company obtained a waiver of the breach of such covenant from Sovereign Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2009. The waiver did not apply to any future covenant testing dates and the covenant breach was driven by adverse timing differences within the four trailing quarters ending December 31, 2009.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis. We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line was equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of March 31, 2010, there was  $842,687 outstanding under the capital expenditure line related to the purchase of equipment that was installed and placed in service during the quarter ended September 30, 2009.

Under a Staged Advance Facility the bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the mill machine. All advances provide for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. Ranor paid the bank a $4,750 commitment fee and a $2,500 fee related to legal costs associated with the bank’s agreement to waive Ranor’s failure to comply with a Debt Service Covenant at December 31, 2009. On March 29, 2010, Ranor drew down $556,416 under this facility to finance the purchase of the gantry mill machine. TechPrecision has guaranteed the payment and performance from and by Ranor.

The securities purchase agreement pursuant to which we sold the Series A Convertible Preferred Stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

We believe that the $2.0 million revolving credit facility, which remained unused as of March 31, 2010 and terminates in July 2010, our capacity to access equipment specific financing and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

We have no off-balance sheet assets or liabilities. The following table set forth information as of March 31, 2010 as to our contractual obligations (dollars in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital lease obligations	$6,223	$809	$1,828	$625	$2,961
Interest on long-term debt and capital leases	4,052	400	606	429	2,617
Purchase obligation - gantry mill machine	1,538	1,538	-	-	-
Non-cancellable operating leases	76	39	37	-	-
Total	$11,889	$2,786	$2,471	$1,054	$5,578

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Interim Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria established in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2010 based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

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

Changes in Internal Controls.

During the fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information relating to Item 10 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2010. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2010.

Item 11. Executive Compensation.

Information relating to Item 11 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2010. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Item 12 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2010. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to Item 13 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2010. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2010.

Item 14. Principal Accountant Fees and Services.

Information relating to Item 14 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2010. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2010.

Part IV
Item 15. Exhibits.

3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to the Company’s registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	By-laws of the Registrant (Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Commission on September 18, 2009 and incorporated herein by reference).
3.3
Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

3.4	Certificate of Amendment to Certificate of Designation for Series A convertible Preferred Stock of the Registrant (Exhibit 3.5 to the Company’s quarterly report on Form 10-Q, filed with the Commission on November 12, 2009 and incorporated herein by reference).
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

4.4
Second Amendment, dated June 28, 2007 to Loan and Security Agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.5 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.5
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

10.12
Executive Consulting Agreement, dated March 31, 2009, between the Registrant and Louis A. Winoski (Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.13	Employment Agreement, dated March 23, 2009, between the Registrant and Richard F. Fitzgerald (Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (Exhibit 21.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)
June 29, 2010

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

Signature	Title	Date

/s/ Louis A. Winoski	Interim Chief Executive Officer and Director	June 29, 2010
Louis A. Winoski	(principal executive officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer (principal financial	June 29, 2010
Richard F. Fitzgerald	and accounting officer)

/s/ Michael R. Holly	Director	June 29, 2010
Michael R. Holly

/s/ Andrew A. Levy	Director	June 29, 2010
Andrew A. Levy

/s/ Philip A. Dur	Director	June 29, 2010
Philip A. Dur

/s/ Stanley A. Youtt	Director	June 29, 2010
Stanley A. Youtt

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechPrecision Corporation

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechPrecision Corporation as of March 31, 2010 and 2009, and the consolidated results of its operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, New York
June 28, 2010

7 Twelfth Street Garden City, NY 11530 ▪ Tel: 516-746-4200 ▪ Fax: 516-746-7900
Email:Info@Tabrizcpa.com ▪ www.Tabrizcpa.com

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,774,223	$10,462,737
Accounts receivable, less allowance for doubtful accounts of $259,999 and $25,000	2,693,392	1,418,830
Costs incurred on uncompleted contracts, in excess of progress billings	2,749,848	3,660,802
Inventories- raw materials	299,403	351,356
Prepaid taxes	244,461	59,979
Current deferred taxes	303,509	--
Prepaid expenses	159,854	1,583,234
Total current assets	15,224,690	17,536,938
Property, plant and equipment, net	3,349,943	2,763,434
Equipment under construction	762,260	887,279
Deferred loan cost, net	87,640	104,666
Total assets	$19,424,533	$21,292,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,735	$950,681
Accrued expenses	620,600	710,332
Accrued taxes	--	155,553
Deferred revenues	56,376	3,945,364
Current maturity of long-term debt	809,309	624,818
Total current liabilities	1,931,020	6,386,748
Notes payable and capital leases	5,414,002	4,824,453
Commitments (see Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
9,661,482 and 6,295,508 shares issued and outstanding at March 31,2010 and 2009,
(liquidation preference of $2,753,523 and $1,794,220 at March 31, 2010 and 2009.)	2,210,216	1,062,840
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 14,230,846
shares at March 31, 2010 and 13,907,513 at March 31, 2009	1,424	1,392
Paid in capital	2,903,699	4,097,447
Retained earnings	6,964,172	4,919,437
Total stockholders’ equity	12,079,511	10,081,116
Total liabilities and stockholders' equity	$19,424,533	$21,292,317

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2010	2009
Net sales	$28,346,751	$38,087,735
Cost of sales	22,245,255	25,970,626
Gross profit	6,101,496	12,117,109
Operating expenses:
Salaries and related expenses	1,704,688	1,471,881
Professional fees	382,587	332,807
Selling, general and administrative	1,259,909	656,414
Total operating expenses	3,347,184	2,461,102
Income from operations	2,754,312	9,656,007

Other income	12,000	4,882
Interest expense	(422,074)	(455,000)
Interest income	15,851	--
Finance costs	(17,027)	(17,026)
Total other income (expense)	(411,250)	(467,144)

Income before income taxes	2,343,062	9,188,863
Provision for income tax expense	298,327	3,259,872
Net income	$2,044,735	$5,928,991
Net income per share (basic)	$0.15	$0.43
Net income per share (diluted)	$0.10	$0.23
Weighted average number of shares outstanding (basic)	14,066,874	13,640,397
Weighted average number of shares outstanding (diluted)	20,857,251	25,744,157

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2010 AND 2009

	Preferred Stock Outstanding	Preferred Stock	Warrants Outstanding	Common Stock Outstanding	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Totals
Balance, March 31, 2008	7,018,064	$2,542,643	9,822,550	12,572,995	$1,259	$2,624,892	$(1,009,554)	$4,159,240
Distribution - WM Realty						(187,296)		(187,296)
Shares issued for warrants			(390,000)	390,000	39	170,021		170,060
Stock options issued for services						10,121		10,121
Conversion of preferred stock	(722,556)	(255,135)		944,518	94	255,041		--
Net income							5,928,991	5,928,991
Balance, March 31, 2009	6,295,508	$2,287,508	9,432,500	13,907,513	$1,392	$2,872,779	$4,919,437	$10,081,116
Distribution WM Realty						(185,996)		(185,996)
Warrants exchanged for Preferred Stock	3,595,472		(9,320,000)					--
Stock options vested						133,006		133,006
Stock options exercised				23,333	2	6,648		6,650
Conversion of preferred stock	(229,498)	(77,292)		300,000	30	77,262		--
Net income							2,044,735	2,044,735
Balance, March 31, 2010	9,661,482	$2,210,216	112,500	14,230,846	$1,424	$2,903,699	$6,964,172	$12,079,511

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,044,735	$5,928,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,888	566,836
Share based compensation	133,006	10,121
Deferred income taxes		--
Gain on sale of equipment	(12,000)	--
Changes in operating assets and liabilities:
Accounts receivable	(1,214,562)	3,090,506
Inventory	51,953	(155,850)
Costs incurred on uncompleted contracts	910,954	(2,108,355)
Prepaid expenses and other receivables	1,363,390	(544,117)
Taxes receivable	(184,482)	(59,979)
Current deferred taxes	(303,509)	--
Accounts payable	(505,946)	(39,853)
Accrued expenses	(89,742)	129,187
Accrued taxes	(155,553)	(743,808)
Deferred revenues	(3,888,988)	3,272,701
Net cash (used in) provided by operating activities	(1,425,856)	9,346,380

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(107,092)	(206,021)
Equipment under construction	(762,260)	(887,279)
Proceeds from sale of equipment	12,000	--
Net cash used in investing activities	(857,352)	(1,093,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(185,996)	(187,296)
Proceeds from exercised stock options and warrants	6,650	170,060
Payment of notes and capital lease obligations	(701,673)	(625,783)
Borrowings under credit facilities	1,475,713	--
Net cash provided by (used in) financing activities	594,694	(643,019)
Net (decrease) increase in cash and cash equivalents	(1,688,514)	7,610,061
Cash and cash equivalents, beginning of period	10,462,737	2,852,676
Cash and cash equivalents, end of period	$8,774,223	$10,462,737

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$430,799	$451,967
Income taxes	$947,111	$4,083,455

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Year Ended March 31, 2010

In a shareholder transaction on October 5, 2009, 229,498 shares of Series A Convertible Preferred Stock were converted into 300,000 shares of common stock.

The Company placed $887,279 of equipment which was under construction at the beginning of the year ended December 31, 2009 into service during the first half of the fiscal year 2010.

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

Year Ended March 31, 2009

During the year ended March 31, 2009, the Company issued 944,518 shares of common stock upon conversion of 722,556 shares of Series A convertible preferred stock, based on a conversion ratio of 1.30719 shares of common stock for each share of Series A convertible preferred stock.  The conversion price of each share of common stock was computed at $0.2180 and the total conversion price at $255,041.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On February 24, 2006, TechPrecision acquired all stock of Ranor in a transaction which is accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes. The accompanying consolidated financial statements include the accounts of the Company and Ranor as well as a variable interest entity (VIE), WM Realty. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) authoritative guidance, which defines fair value, and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1:  Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3:  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments’ valuation.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of March 31, 2010 and 2009.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was bad debt expense of $234,999 and $-0- for the years ended March 31, 2010 and 2009.

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

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009.  At March 31, 2010 and 2009, the Company had warrants issued and outstanding of 112,500 and 9,432,500, respectively.

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

Advertising Expenses

Advertising costs are charged to operations when incurred. Advertising expenses were $31,162 and $18,407 in 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10 for an entity that is an SEC filer and is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This update became effective on February 24, 2010.

In January 2010, the FASB issued update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update amends subtopic 820-10 to require new disclosures about 1) transfers in and out of level 1 and 2, i.e. a reporting entity should disclose separately the amounts of significant transfers in and out of level 1 and 2 fair value measurements and describe the reasons for the transfers, and 2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a  reporting entity should present separately information about purchases, sales, issuances, and settlements (i.e. on a gross basis rather than as one net number). This update also provides clarification about existing disclosures about the level of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 2009. The adoption of this update did not have a material impact on the consolidated financial statements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity on Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

In January 2010, the FASB issued update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this update affect the accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets within the scope of Topic 810-10. The amendments clarify, but do not necessarily change, the scope of current U.S. GAAP. The adoption of this amendment did not have a material impact on the consolidated financial statements.

In December 2009, the FASB issued update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends the FASB Accounting Standards Codification for Statements 167. In June 2009, the FASB amended authoritative guidance for the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, the guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events, and also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this update as of April 1, 2010 and it will not have any impact on the Company’s accounting for its VIE.

In October 2009, the FASB issued update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force , which provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified arrangements. The Company will assess the impact this guidance may have on the consolidated financial statements.

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

The guidance has been adopted and did not have a material impact on the Company’s consolidated financial statements or the fair value of its financial assets.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2010 and 2009 property, plant and equipment consisted of the following:

	2010	2009
Land	$110,113	$110,113
Building and improvements	1,504,948	1,486,349
Machinery equipment, furniture and fixtures	4,974,302	4,006,235
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,645,605	5,658,939
Less: accumulated depreciation	(3,295,662)	(2,895,505)
Total property, plant and equipment, net	$3,349,943	$2,763,434

Depreciation expense for the years ended March 31, 2010 and 2009 was $407,861 and $549,810, respectively. Land and buildings (which are owned by WM Realty - a consolidated VIE) are collateral for the Amalgamated Bank Mortgage Loan. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank secured term note, the capital expenditure note, and the staged advance note.

The Company has placed $887,279 of equipment it had ordered in 2008 into service as of December 31, 2009.  The new equipment expands the Company’s fabrication and machinery capacity.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.  The following table sets forth information as to costs incurred on uncompleted contracts as of March 31, 2010 and 2009:

	2010	2009
Cost incurred on uncompleted contracts, beginning balance	$12,742,218	$10,633,862
Total cost incurred on contracts during the year	14,652,700	28,078,982
Less cost of sales, during the year	(22,245,255)	(25,970,626)
Cost incurred on uncompleted contracts, ending balance	$5,149,663	$12,742,218

Billings on uncompleted contracts, beginning balance	$9,081,416	$6,335,179
Plus: Total billings incurred on contracts, during the year	21,665,150	40,833,972
Less: Contracts recognized as revenue, during the year	(28,346,751)	(38,087,735)
Billings on uncompleted contracts, ending balance	$2,399,815	$9,081,416

Cost incurred on uncompleted contracts, ending balance	$5,149,663	$12,742,218
Billings on uncompleted contracts, ending balance	(2,399,815)	(9,081,416)
Costs incurred on uncompleted contracts, in excess of progress billings	$2,749,848	$3,660,802

As of March 31, 2010 and 2009, the Company had deferred revenues totaling $56,375 and $3,945,364, respectively. Deferred revenues represent the customer prepayments on their contracts. An allowance for losses on uncompleted contracts was recognized on March 31, 2010 and 2009 for $172,413 and $0, respectively.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2010 and 2009, the prepaid expenses included the following:

	2010	2009
Insurance	$128,927	$140,237
Prepayments on material purchases	19,638	1,418,510
Other	11,289	24,487
Total	$159,854	$1,583,234

NOTE 6 - DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining the bank loan and building mortgage. These costs are being amortized on a straight-line basis over the term of the related debt obligation. Amortization charged to operations in 2010 and 2009 were $17,026 and $17,026, respectively. The aggregate amortization expense for the next successive five years will be approximately $17,000 per year. As of March 31, 2010 and 2009, deferred charges were as follows:

	2010	2009
Deferred loan costs	$150,259	$150,259
Accumulated amortization	(62,619)	(45,593)
Deferred loan costs, net	$87,640	$104,666

NOTE 7 – ACCRUED EXPENSES

Severance Agreement with James Reindl

James Reindl resigned from all of his offices and positions with the Company and Ranor, including his office as Chief Executive Officer of the Company, and his positions as a director and Chairman of the Board, effective March 31, 2009 (the “Resignation Date”). Upon his resignation, Mr. Reindl entered into a separation, severance and release agreement with the Company (the “Severance Agreement”) to provide for certain severance payments to Mr. Reindl, and to obtain his assistance when and as needed during a transition period.

Under the terms of the Severance Agreement, Mr. Reindl was entitled to receive severance payments for up to twelve (12) months (the “Severance Period”) at a gross monthly rate of $16,666.67 during the first six months of the Severance Period, and at a gross monthly rate of $10,416.67 for the remainder of the Severance Period.  Aggregate gross severance payments equaled $162,500.  Such payments were made to Mr. Reindl in accordance with the Company’s normal payroll practices, provided that he complied with the Severance Agreement.  No additional compensation, bonuses or benefits were paid by the Company to Mr. Reindl under the Severance Agreement.  The Severance Agreement also provided for certain mutual releases by Mr. Reindl and the Company.

The Severance Agreement also provided that Mr. Reindl made himself available to provide transition services to the Company for a period of up to three (3) months when and as needed.  During such period, Mr. Reindl assisted the Company in transitioning his responsibilities to Mr. Winoski as the Interim Chief Executive Officer and to other senior management.

The restrictive covenants regarding confidentiality, noncompetition and non-solicitation to which Mr. Reindl previously agreed under his existing employment agreement with the Company (the “Restrictive Covenants”) continued in full force after the Resignation Date.  The Severance Agreement provides that Mr. Reindl’s continued compliance with the Restrictive Covenants is a condition to the Company’s obligation to make severance payments under the Severance Agreement. As of March 31, 2010 there were no amounts due under the agreement.

NOTE 8 – LONG-TERM DEBT

The following debt obligations were outstanding on March 31, 2010 and 2009:

	2010	2009
Sovereign Bank Secured Term Note Payable	$1,715,034	$2,285,715
Amalgamated Bank Mortgage Loan	3,078,764	3,118,747
Capital expenditure note	842,687	--
Staged advance note	556,416	--
Other	--	1,098
Capital lease	30,410	43,711
Total long-term debt	$6,223,311	$5,449,271
Principal payments due within one year	(809,309)	(624,818)
Principal payments due after one year	$5,414,002	$4,824,453

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank (the “bank”).  Pursuant to the agreement, as amended, the bank provided Ranor with a secured term loan of $4,000,000 (“Term Note”) and also extended to Ranor a revolving line of credit of up $2,000,000 (the “Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 to the earlier two debt facilities (the “CapEx Note”). On March 29, 2010, the bank agreed to extend to Ranor a loan facility (the “Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine. Significant terms associated with the Sovereign debt facilities are summarized below.

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

As of March 31, 2010, the Company was in compliance with all debt covenants.  The ratio of earnings to cover fixed charges as of March 31, 2010 was 196% and the interest coverage ratio for the year then ended was 13:1.  In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

At December 31, 2009, the Company did not meet the requirement to maintain a ratio of earnings to fixed charges of 1.2 to 1. The Company obtained a waiver of the breach of such covenant from Sovereign Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2009. The waiver did not apply to any future covenant testing dates.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of March 31, 2009.  There were no borrowings outstanding under this facility as of March 31, 2010 and 2009.  The Company pays an unused credit line fee .25% on the average unused credit line amount in the previous month. The facility was renewed with the bank in August, 2009 and the maturity date was changed to July 31, 2010. The Company intends to renew this facility in July 2010.

CapEx Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated as the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR plus 3%.  The Company was obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 the outstanding borrowings and interest were due and payable monthly on a five year amortization schedule.  There was $842,687 outstanding under this facility at March 31, 2010.

Staged Advance Note:

The bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. Ranor paid the bank a $4,750 commitment fee and a $2,500 fee as consideration for the bank’s legal costs to waive Ranor’s failure to comply with the Debt Service Covenant at December 31, 2009. On March 29, 2010, Ranor drew down $556,416 under this facility to finance the initial deposit on the purchase of the mill machine. TechPrecision has guaranteed the payment and performance from and by Ranor.

Mortgage Loan:

The mortgage loan is an obligation of WM Realty. The mortgage has a term of 10 years, maturing November 1, 2016, and carries an annual interest rate of 6.85% with monthly interest and principal payments of $20,955.  The amortization is based on a 30 year term. WM Realty has the right to repay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

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

As of March 31, 2010, the maturities of the long-term debt were as follows:

Year ending March 31,

2011	$809,309
2012	916,198
2013	911,229
2014	346,433
2015	279,000
Due after 2015	2,961,142
Total	$6,223,311

Capital Lease:

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on March 31, 2011 and 2012 are $15,564 and $15,564, respectively, and $1,297 in April 2012. Interest payments included in the above total $2,016 and the present value of all future minimum lease payments total $30,409. Lease payments for capital lease obligations for the fiscal year ended March 31, 2010 totaled $15,564.

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

Current	March 31, 2010	March 31, 2009
Federal	$345,907	$2,340,128
State	255,929	919,744
Total current	601,836	3,259,872
Deferred
Federal	(231,909)	--
Other	(71,600)	--
Total deferred	(303,509)	--
Provision for income taxes	$298,327	$3,259,872

A reconciliation of the statutory income tax rates for fiscal years ended March 31, 2010 and 2009 of 13% and 36%, respectively, to the effective income tax rates applied to the net income reported in the Consolidated Statements of Operations is presented as follows:

	2010	2009
Federal income tax at statutory rate	34%	34%
State income taxes, net of federal benefit	6%	6%
Deduction for domestic production	(2)%	(2)%
Reversal of prior valuation allowance	(14)%	--%
Changes in prior year estimates	(9)%	--%
Other	(2)%	(2)%
Total income tax provision	13%	36%

Taxable income excludes $190,348 related to WM Realty, LLC, a consolidated VIE (see Note 10) not subject to tax as income is passed through and taxed at the member level.

As of March 31, 2010 and 2009, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2010	March 31, 2009
Current Deferred Taxes:
Compensation accrual	$188,290	$100,000
Allowance for doubtful accounts	10,068	10,000
Loss on uncompleted contracts	69,463	--
Share based compensation awards	52,241	10,711
Net operating loss carry-forward	764,221	800,238
Valuation allowance	290,023	(369,949)
Total deferred tax assets	$794,260	$551,000

Deferred Tax Liability:
Accelerated depreciation	(490,751)	(551,000)
Net Deferred Tax Asset	$303,509	$--

The Company accounts for income taxes under the provision of the Financial Accounting Standards Boar (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At March 31, 2010, the Company recorded a deferred tax asset of $303,509. For the year ended March 31, 2010, the total decrease in the valuation allowance was $79,925, the net result of a $60,249 decrease in tax liability for depreciation, reversal of $146,000 of prior valuation allowance related to compensation accrual and other items, a reduction of $35,704 for net operating losses used this year and an increase of $41,530 for share based compensation.

At March 31, 2009, the Company provided a full valuation allowance as the Company believed sufficient uncertainty existed regarding the realization of the balance of deferred tax assets.  For the year ended March 31, 2009, a $594,000 decrease in the allowance was the net result of a $503,000 increase in tax liability for depreciation, $62,000 loss on uncompleted contracts and a $4,000 additional tax asset from accrued compensation and the application of $33,000 of net operating loss carryforward.

At of March 31, 2010, the Company’s federal net operating loss carry-forward was approximately $1.9 million, which created a deferred tax asset of $764,221. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

At March 31, 2010, the company had Federal and State tax refunds receivable totaling $244,461 included in taxes receivable.  At March 31, 2010 there were no uncertain tax positions which required accrual.

NOTE 10 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement and Intra-company Receivable

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property. WM Realty purchased the real property for $3,000,000 and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. The property was appraised on October 31, 2005 at $4,750,000. The Company advanced $226,808 to WM Realty to pay closing costs, which advance was repaid when WM Realty refinanced the mortgage in October 2006. WM Realty was formed solely for this purpose; its partners are stockholders of the Company. The Company considers WM Realty a variable interest entity as defined by the FASB, and therefore has consolidated its operations into the Company.

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,955 (See Note 8). In connection with the new mortgage, Andrew Levy, the managing member of WM Realty, executed a limited guarantee. pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $56,781 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $366,233 of accumulated depreciation.  The real property has a carrying cost of $1,127,755 on TechPrecision’s consolidated balance sheet. There is also a loan receivable due from a related party for $30,000. The only liability of WM Realty is the mortgage payable to Amalgamated bank with the carrying cost of $3,078,764. Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of TechPrecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $326,450 on March 31, 2010. During the years ended March 31, 2010 and March 31, 2009, WM Realty had net income of $133,426 and $133,110, and capital distributions of $185,996 and $187,296, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $14,621 and $17,935 for the years ended March 31, 2010 and 2009, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 12,629,489 and 8,229,488 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2010 and 2009, respectively.

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

Upon any liquidation the Company is required to pay $0.285 for each share of Series A preferred stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the series A preferred stock.

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

During the fiscal year ended March 31, 2010 and 2009, 229,498 and 722,556 shares of series A preferred stock were converted into 300,000 and 944,518 shares of common stock, respectively. The Company had 9,661,482 and 6,295,508 shares of series A preferred stock outstanding at March 31, 2010 and 2009, respectively.

Common Stock Purchase Warrants

In February 2006, we issued to investors warrants to purchase 11,220,000 shares of common stock in connection with its purchase of the series A preferred stock. These warrants are exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011. If the shares of common stock are not registered pursuant to the Securities Act of 1933, the holders of the warrants have cashless exercise rights which will enable them to receive the value of the appreciation in the common stock through the issuance of additional shares of common stock. These warrants had initial exercise prices of $0.57 as to 5,610,000 shares and $0.855 as to 5,610,000 shares. As a result of the Company’s failure to meet the EBITDA per share targets for the years ended March 31, 2006 and 2007, the exercise prices per share of the warrants were reduced from $0.57 to $0.43605 and from $0.855 to $0.654075, respectively.

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

During the year ended March 31, 2007, the Company issued shares of common stock upon exercise of 1,510,000 warrants.

On September 1, 2007, the Company entered into a contract with an investor relations firm pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permits delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital. At March 31, 2010, the Company had 112,500 warrants issued and outstanding.

During the year ended March 31, 2009 we issued shares of common stock respectively, upon the exercise of 390,000 warrants.

On August 14, 2009, the Company completed a transaction with two shareholders resulting in the issuance of 3,595,472 Series A preferred shares in exchange for the surrender of 9,320,000 warrants.   Subsequent to the exchange, all of the 9,320,000 warrants were cancelled by the Company.

Common Stock

The Company had 90,000,000 authorized common shares at March 31, 2010 and 2009.  The Company had 14,230,846 shares of common stock outstanding at March 31, 2010 and 13,907,513 shares of common stock outstanding at March 31, 2009. The Company issued 20,000 and 3,333 shares of common stock in connection with the exercise of stock options on August 20 and September 30, 2009, respectively. On October 5, 2009, the Company issued 300,000 shares of common stock in connection with a Series A preferred stock conversion.

During the year ended March 31, 2009, the Company issued 390,000 shares of common stock upon exercise of warrants and 944,518 shares of common stock upon conversion of series A convertible preferred stock.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Pursuant to the Plan, each newly elected independent director received at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009, with respect to directors in office in July 2006 and commencing on July 1st coincident with or following the third anniversary of the date of his or her first election.  These options are exercisable in installments.  Pursuant to the Plan, in July 2006, the Company granted non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.285 per share, which was determined to be the fair market value on the date of grant, to the three independent directors.

On April 1, 2007, the Company granted options to purchase 221,659 shares of common stock at an exercise price of $.285 to the employees. The company shares did not trade in the market and had no intrinsic value at the date of grant.  It was not possible to reasonably estimate fair market value at the grant date. Therefore, fair value, was measured at intrinsic value.

On October 1, 2008, the Company granted options to purchase 22,500 shares of common stock at an exercise price of $1.31 per share to its independent directors.  The options provided for vesting as follows: 13,500 were immediately vested on the date of grant and the remaining 9,000 options vest in two installments of 4,500 each on the first and second anniversary of the grant date.

On March 23, 2009, the Company entered into an employment agreement with the Company’s CFO, pursuant to which, he was granted an option to purchase 150,000 shares of common stock options at an exercise price of $0.49 per share, the fair market value on the date of grant.  The options will vest in equal amounts of 50,000 over three years on the anniversary of the date of this agreement. The Company recorded $22,812 of compensation expense on the first anniversary of the grant date.

On July 1, 2009, the Company granted stock options to three directors to purchase 15,000 shares of common stock at an exercise price of $0.50 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board.

On October 8, 2009, the Company granted options to purchase 75,000 shares of common stock at an exercise price of $0.84 per share. The options will vest in equal amounts of 75,000 over three years on the anniversary of the date of this agreement.

On October 15, 2009, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $0.80 per share to a new independent director.  The grant provided for 30,000 shares to vest immediately on the grant date and 10,000 shares each on October 14, 2010 and October 14, 2011.

On January 29, 2010 the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.84 per share to Louis Winoski, our interim CEO. The grant provided for 100,000 shares to vest immediately on the grant date and 100,000 shares on June 30, 2010.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented ranged from 179% to 193% for volatility, a risk free interest rate of 2.4%, and expected life of five years.  At March 31, 2010, 115,841 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2008	371,659	$0.285
Granted	172,500	$0.600
Outstanding at 3/31/2009	544,159	$0.384
Granted	340,000	$0.810
Forfeited	(9,999)	$0.285
Exercised	(23,333)	$0.285	$6,650
Outstanding at 3/31/2010	850,827	$0.558	$382,904	5.63
Outstanding but not vested 3/31/2010	299,500	$0.718	$86,000	7.35
Exercisable and vested at 3/31/2010	551,327	$0.472	$296,904	3.19

As of March 31, 2010 there was $199,604 of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the year was $133,006.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At March 31, 2010, there were receivable balances outstanding from three customers comprising 34% of the total receivables balance; the largest balance from a single customer represented 20% of our receivables balance, while the smallest balance from a single customer making up this group was 6%.  The Company recorded bad debt expense of $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  The Company is pursuing legal action to recover the balance due from this customer.  However, it cannot be determined at this time if those legal collection efforts will be successful.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010		2009
Customer	Dollars	Percent	Dollars	Percent
A	$14,721,477	52%	$21,784,802	57%
B	3,853,692	14%	3,879,514	10%

NOTE 15 – COMMITMENTS

Leases

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the years ended March 31, 2010 and 2009, the Company’s annual rent expense was $450,000 and $450,000, respectively. Since the Company consolidated the operations of WM Realty, a variable interest entity, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

The Company has an option to purchase the real property at fair value and an option to extend the term of the lease for two additional terms of five years, upon the same terms.  The Company intends to exercise its purchase option under the lease during fiscal year 2011.  The minimum rent payable for each option term will be the greater of (i) the minimum rent payable under the lease immediately prior to either the expiration date, or the expiration of the preceding option term, or (ii) the fair market rent for the leased premises.

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term.

The Company previously leased approximately 12,720 square feet of manufacturing space in Fitchburg, Massachusetts from an unaffiliated lessor. The rent expense for the facility was $53,548 in 2009.  The lease expired in February 2009 and was not renewed.

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2011. Lease payments for capital lease obligations totaled $15,564 for both the year ended March 31, 2010 and 2009.

Future minimum lease payments required under operating leases in the aggregate, at March 31, 2010, totaled $76,166.  The totals for each annual period ended March 31 are;  2011 - $38,821 and 2012 - $37,345.

Employment Agreements

The Company has employment agreements with its executive officers, the terms of which expire at various times through February, 2012. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate commitment for future salaries at March 31, 2010, excluding bonuses was approximately $635,000.

Agreement with Interim Chief Executive Officer

On March 31, 2009, we entered into an executive consulting agreement with Mr. Louis A. Winoski pursuant to which Mr. Winoski agreed to provide executive management and consulting services in the role of Interim Chief Executive Officer of the Company.  The executive consulting agreement provides that in exchange for his services as Interim Chief Executive Officer, the Company will pay Mr. Winoski consulting fees at a rate of Ten Thousand Dollars ($10,000.00) per month.  The executive consulting agreement automatically terminates after six (6) months, unless extended by the mutual written agreement of the parties.  Either party may terminate the executive consulting agreement at any time by giving the other party fifteen (15) days prior written notice.  A party may also terminate the executive management agreement for breach if the other party materially breaches any provision of the agreement and fails to cure such breach within ten (10) days after written notice of the breach. This agreement has been extended through September 30, 2010.

NOTE 16 EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2010	March 31, 2009
Basic EPS
Net income	$2,044,735	$5,928,991
Weighted average shares	14,066,874	13,640,397
Basic income per share	$0.15	$0.43
Diluted EPS
Net income	$2,044,735	$5,928,991
Dilutive effect of convertible preferred stock, warrants and stock options	6,790,377	12,103,760
Diluted weighted average shares	20,857,251	25,744,157
Diluted income per share	$0.10	$0.23

During the years ended March 31, 2010 and 2009 there were 610,000 and -0- shares, respectively, of potentially anti-dilutive options and convertible preferred stock.

NOTE 17 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2010 and 2009. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2010
Net sales	$3,319	$15,117	$5,256	$4,655
Gross profit	$565	$2,645	$1,014	$1,877
Net income (loss)	$(125)	$1,321	$204	$645
Basic earnings per share	$0.00	$0.09	$0.01	$0.05
Diluted earnings per share	$0.00	$0.06	$0.01	$0.03

Year ended March 31, 2009
Net sales	$11,658	$13,601	$8,555	$4,274
Gross profit	$3,380	$5,013	$2,622	$1,102
Net income	$1,572	$2,476	$1,013	$868
Basic earnings per share	$0.12	$0.18	$0.07	$0.06
Diluted earnings per share	$0.06	$0.09	$0.04	$0.04

NOTE 18 - SEGMENT INFORMATION

We operate in one industry segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.