Form 10-K/A
period 2010-03-31
TECHPRECISION CORP
filed 2010-07-29
CIK 1328792

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

Registrant’s telephone number, including area code: (978) 974-0591

Securities registered under Section 12(b) of the Exchange Act:  None.

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2010 is 14,230,846.

EXPLANATORY NOTE

TechPrecision Corporation. (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2010. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on June 29, 2010 remains unchanged.

TABLE OF CONTENTS

Page

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	1
Item 11. Executive Compensation	3
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13. Certain Relationships and Related Transactions and Director Independence	8
Item 14. Principal Accountant Fees and Services	8
10
PART IV
Item 15. Exhibits, Financial Statement Schedules

i
  i

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
Louis Winoski (1)	52	Director and former Interim Chief Executive Officer
James S. Molinaro (2)	48	Director and Chief Executive Officer
Stanley A. Youtt	63	Director and Chief Executive Officer of Ranor
Michael R. Holly (1)	64	Director
Andrew A. Levy	63	Director
Philip A. Dur (1)	66	Director
Richard F. Fitzgerald	46	Chief Financial Officer

(1) (2)	Member of the audit and compensation committees. Mr. Molinaro was elected to the Board on July 15, 2010.

 Louis A. Winoski has been a director of the Company since March 2006, and served as our Interim Chief Executive Officer between March 2009 and July 2010; Mr. Winoski’s service as our former Interim Chief Executive Officer is discussed in more detail under the heading “Executive Compensation” below. Mr. Winoski began his career as a U.S. Army Officer, entering the aerospace industry in 1986.  Since then, he has held a succession of senior executive management and consulting positions with a number of growth-oriented mid-size hardware and service providers. From May 2006 until March 2009, Mr. Winoski served as the Chief Operating Officer of GCT Garner Inc., the US subsidiary of a Germany-based, aerospace design engineering firm which list Boeing and Airbus among its major customers.  He concurrently served as Executive Program Manager for PFW Aerospace AG on the 787 Dreamliner Program.  Since March 2002, Mr. Winoski has been managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science degree in industrial and systems management engineering from The Pennsylvania State University. Mr. Winoski brings to the Board substantial experience in the aerospace industry, one of the important industries which the Company services, as well as significant management experience from his years of service as a senior executive in several organizations.

James S. Molinaro became our Chief Executive Officer on July 21, 2010.  Mr. Molinaro served as the President and Chief Executive Officer of Akrion Systems, a manufacturer of products with applications in the semiconductor and solar cell industries from May 2003 to March 2009.  Between October 1999 and April 2003, Mr. Molinaro was the Vice President of Sales, Service and Marketing at Akrion Systems.  Prior to joining Akrion Systems, Mr. Molinaro served as Vice President of Engineering (1988 to 1993) and Vice President of Sales and Marketing (1993 to 1999) of Submicron Systems. Mr. Molinaro holds a Bachelors of Science in Mechanical Engineering and Robotics from Pennsylvania State University, and participated in the Executive Development Course at the Wharton School at the University of Pennsylvania. Mr. Molinaro was chosen to serve on the Board because of his extensive leadership experience in many of the industries, including the solar cell industry, in which the Company’s largest customer operates.  In addition, the Board believes that it is helpful to have the Company’s Chief Executive Officer serve on the Board so that the non-management directors have direct contact with the management of the Company.

Stanley A. Youtt has been a director since February 2006, and he has been Chief Executive Officer of Ranor since 2000. Mr. Youtt received a Bachelor of Science degree in naval architecture and marine engineering from the University of Michigan and Masters Degree in civil engineering (applied mechanics) from the University of Connecticut. Mr. Youtt, as Chief Executive Officer of the Company’s operating subsidiary, Ranor, contributes to Board discussions unique insight into the day-to-day operations and challenges of the Company’s business.  In addition, Mr. Youtt draws on his long tenure with the Company to provide advice and leadership on the appropriate avenues of long-term growth and development.

Michael R. Holly has been a director since March 2006. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner. Mr. Holly has a Bachelor of Science degree in economics from Mount St. Mary’s University. Mr. Holly brings to the Board an extensive background in private investment and financial expertise, and provides advice and leadership with respect to the Company’s financial health and the execution of the Company’s growth strategies.  As a CPA, Mr. Holly chairs the Company’s Audit Committee and serves as a financial expert on the Audit Committee.

Andrew A. Levy was appointed to the Board effective March 31, 2009 to fill the vacancy left by the resignation of Mr. James Reindl.  Since 1978, Mr. Levy has served as CEO of Redstone Capital, a small investment banking firm.  Mr. Levy received his Bachelor in Engineering from Yale University, and received his Juris Doctor from Harvard Law School.  Mr. Levy is also the manager of WM Realty. Mr. Levy combines an engineering background that enables him to understand the operational aspects of the Company’s business with an investment banking background, which qualifies him to engage in assessments of the Company’s financial health and the execution of the Company’s growth strategies.

Philip A. Dur has been a member of our Board since the 2009 annual meeting, held on October 15, 2009. Mr. Dur currently serves on the board of directors at Kennametal, Inc. From October 2001 until June 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation and President, Northrop Grumman Ship Systems Sector.  Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco. Inc. and Tenneco Automotive.  Prior to his private sector experience, Mr. Dur Served in the United States Navy, attaining the rank of  Rear Admiral.  Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division.  He also served as a Director of Political Military Affairs  on the staff of the National Security Council during the Reagan Administration. Mr. Dur holds a Ph.D. in Political Economy and Government and a Masters in Public Administration from Harvard University as well as masters and undergraduate degrees from the University of Notre Dame. Mr. Dur’s significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to the Company’s strategic and industry-related decision-making as well as to discussions of its management and corporate governance.

Richard Fitzgerald joined the Company as Chief Financial Officer on March 23, 2009.  Prior to joining us as Chief Financial Officer, Mr. Fitzgerald served as Vice President and Chief Financial Officer of Nucleonics, Inc., a private venture capital backed biotechnology company.  Before becoming CFO of Nucleonics, Mr. Fitzgerald served in a variety of senior financial roles during his tenure there, which extended from 2002 through December 2008.  Prior to his employment with Nucleonics, Inc., Mr. Fitzgerald served as Director, Corporate Development of Exelon Corporation and PECO Energy Company from 1997 through 2002.  Mr. Fitzgerald began his career with Coopers & Lybrand (now PricewaterhouseCoopers) in Philadelphia and is a member of both the American and Pennsylvania Institutes of Certified Public Accountants.  He holds a Bachelor of Science Degree in Business Administration from Bucknell University.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified. None of our officers and directors are related.

Board Committees

The board of directors has two committees, the audit committee and the compensation committee. Michael Holly, Philip Dur and Louis Winoski are the members of each of these committees.  As of March 31, 2010, each of Michael Holly and Philip Dur are independent directors; Mr. Winoski, who serves on both the audit committee and the compensation committee (of which he is the Chairman), was not independent during the fiscal year ended March 31, 2010 due to his service as our Interim Chief Financial Officer.   The Board has determined that Mr. Holly, who is the chairman of the audit committee, is an audit committee financial expert.  The board also determined that in view of the interim nature of his position, that it was in the best interest of the Company for Mr. Winoski to continue serving on the audit and compensation committees. Notwithstanding the appointment of James S. Molinaro as our Chief Executive Officer on July 15, 2010, and Mr. Winoski’s concurrent resignation as our Interim Chief Executive Officer, Mr. Winoski will not be considered an independent board member until July 16, 2013. We apply the independence standards described in the Nasdaq Listed Company Manual to determine the independence of our directors.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.  The code of business conduct and ethics is posted on our website-www.techprecision.com-under “Investor Relations.”

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.   To our knowledge, during the fiscal year ended March 31, 2009, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:  (i) Mr. James Reindl, who beneficially owns more than 10% of our common stock, failed to timely file a Form 4 reporting a sale consummated on December 4, 2009; (ii) Robert Lifton, who beneficially owns more than 10% of our common stock, failed to timely file his Form 3 upon attaining such 10% ownership on February 24, 2006; (iii) Howard Weingrow, who beneficially owns more than 10% of our common stock, failed to timely file his Form 3 upon attaining such 10% ownership on February 24, 2006; (iv) Stanley Youtt failed to timely file Forms 4 reporting sales consummated on February 9, March 19 and March 24, 2010.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the years ended March 31, 2010 and 2009 relating to the compensation of (i) our Interim Chief Executive Officer; and (ii) the two most highly compensated executive officers of the Company other than the Interim Chief Executive Officer who were serving in such positions as of March 31, 2010.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Louis A. Winoski Former Interim	2010	—	—	—	80,973 (3)	120,000 (4)	200,973
Chief Executive Officer (1)	2009	—	—	—	—	—	—

Stanley A. Youtt,
Chief Executive	2010	220,000	40,000	—	—	—	260,000
Officer – Ranor	2009	203,975	44,000	—	—	—	247,975

Richard Fitzgerald,
Chief Financial	2010	195,000	40,000	—	22,813 (3)	—	257,813
Officer (2)	2009	5,250	—	—	—	25,000	30,250

(1) Mr. Winoski became our Interim Executive Officer effective March 31, 2009, which was the last day of fiscal 2009.  He resigned from this position effective July 15, 2010, upon the appointment of our permanent Chief Executive Officer, James S. Molinaro.
(2) Mr. Fitzgerald became our Chief Financial Officer effective March 23, 2009.   As part of his employment agreement Mr. Fitzgerald was provided a $25,000 signing bonus in March 2009.
(3) The amount calculated for Mr. Fitzgerald and Mr. Winoski’s option awards reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  Key assumptions in calculating these amounts were 179% for volatility and 2.4% for the risk free rate and an expected option life of 5 years.
(4) Mr. Winoski was compensated for his services as our Interim Chief Executive Officer pursuant to a consulting agreement that is described in greater detail below, under the heading “Employment and Executive Consulting Agreements.”  All of his compensation for such services was paid pursuant to this agreement.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Louis Winoski	100,000	100,000	100,000	$0.84	Jan. 28, 2020
Stanley Youtt	--	--	--	--
Richard Fitzgerald	50,000	100,000	100,000	$0.49	Mar. 22, 2019

Employment and Executive Consulting Agreements

We have employment agreements with each of Messrs. Molinaro, Youtt and Mr. Fitzgerald and an executive consulting agreement with Mr. Winoski, each of which is described below.

James S. Molinaro Employment Agreement

Mr. Molinaro’s service as the Company’s Chief Executive Officer began on July 21, 2010 and will be governed by the terms of an offer letter executed by Mr. Molinaro and the Company dated July 15, 2010 (the “Offer Letter”).  Pursuant to the Offer Letter, Mr. Molinaro will receive an annual base salary of $300,000 (subject to adjustment by the Board from time to time) and will be eligible to receive an annual performance bonus of up to 50% of his then-current base salary.  In addition, as soon as practicable after July 21, 2010, and subject to Board approval, the Company will grant to Mr. Molinaro an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s 2006 Long Term Incentive Plan (the “Option Grant”), with an exercise price equal to the average closing price of the Company’s common stock on the Over the Counter Bulletin Board for the first five trading days following the date of grant.  The vesting terms of the Option Grant will be determined by the Board and will be set forth in the option agreement entered into by the Company and Mr. Molinaro on the grant date.

The Offer Letter also provides for certain severance payments to Mr. Molinaro in the event of his termination.  If Mr. Molinaro is terminated other than for “Cause”, or because of his death or disability (or if Mr. Molinaro resigns for “Good Reason”), he will be entitled to receive twelve months of continued payment of his then-current annual base salary as well as reimbursement for payments for continued health benefits under the Company’s health plans for twelve months.  If Mr. Molinaro’s employment is terminated under such circumstances, and such termination occurs between the date the Company enters into a letter of intent pursuant to which it would consummate a change of control and the date that is 31 days after the consummation of such change of control, Mr. Molinaro will be entitled to the same severance payments but for an eighteen month period following termination, and all unvested shares underlying the Option Grant at the time of termination will become immediately vested upon such termination.  Under the Offer Letter, “Cause” is defined to include, without limitation, (i) Mr. Molinaro’s insubordination or failure to apply best efforts to his employment duties; (ii) his conviction of, or plea of nolo contendere to, any felony or crime involving dishonesty, fraud or moral turpitude; (iii) neglect of his employment duties or failure to perform those duties to the satisfaction of the Board that is not cured within thirty days of notice thereof; and (iv) his negligent (or worse) misconduct in connection with his duties that violates the Company’s code of conduct, code of ethics or other policies.  Mr. Molinaro’s resignation within sixty days of the occurrence of any of the following, without his consent, constitutes “Good Reason” under the Offer Letter: (i) a material reduction in Mr. Molinaro’s then-current base salary; (ii) a breach of the Offer Letter by the Company that is not cured within 30 days of notice thereof; or (iii) a material and adverse change in his duties, authority or responsibilities that is not cured within 30 days.

In addition to the compensation and severance arrangements described above, the Offer Letter contains customary provisions relating to confidentiality and non-competition, and provides for the execution of an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement (the “Confidentiality Agreement”), which was executed by the Company and Mr. Molinaro on July 21, 2010.   The Confidentiality Agreement (i) prohibits Mr. Molinaro from divulging to third parties or using confidential information of the Company, whether developed by him or not, without the Company’s prior consent; (ii) confirms that all intellectual work products generated by Mr. Molinaro during the term of his employment with the Company, including, without limitation, writings, processes, drawings and diagrams, are the property of the Company; and (iii) prohibits Mr. Molinaro from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one year anniversary of the later of the termination of his employment and the receipt of his last severance payment.

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

The Company’s obligations under this executive consulting agreement terminated in connection with Mr. Winoski’s resignation, which resignation was tendered in connection with the appointment of James S. Molinaro as the Company’s Chief Executive Officer.

Directors’ Compensation

Commencing with the year ended March 31, 2007, we have paid our independent directors a fee of $2,000 per meeting. In addition, our 2006 long-term incentive plan provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected independent director and annual grants of options to purchase 5,000 shares of common stock commencing with the third year of service as a director, as described under “2006 Long-Term Incentive Plan.” The following table sets forth compensation paid to each person who was a director during the year ended March 31, 2010, other than directors whose compensation is set forth in the summary compensation table.

Name	Fees Earned	Option Awards	Other Compensation	Total ($)
Philip A. Dur (1)	$10,000	$18,441	--	$28,441
Michael R. Holly	$27,000	$3,593	--	$30,593
Andrew A. Levy	$24,000	--	--	$24,000
Larry A. Steinbrueck (2)	$22,330	$3,593	--	$25,923
Louis A. Winoski	$27,000	$3,593	--	$30,593

(1) Mr. Dur was elected to the Company’s board of directors on October 15, 2009.
(2) Mr. Steinbrueck resigned from the Company’s board of directors effective February 28, 2010.

2006 Long-Term Incentive Plan

Under the 2006 long-term incentive plan, each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election. The option vests 30,000 shares on the date of grant and 10,000 shares on each of the first and second anniversaries of the grant date. These directors will receive an annual option grant to purchase 5,000 shares of common stock on the July 1st coincident with or following the third anniversary of the date of his or her initial election.  Of the 1,000,000 shares of common stock covered by the 2006 Plan, as of July 26, 2010, there were outstanding options to purchase 860,827 shares of common stock, which amount included options to purchase 247,500 shares of our common stock issued to our independent directors and options to purchase 150,000 shares, with an exercise price of $0.49 per share (the then fair market value on the date of grant of common stock), granted on March 23, 2009 to Richard Fitzgerald in connection with his employment as our Chief Financial Officer.  Additionally, Louis Winoski was granted an option to purchase 200,000 shares with an exercise price of $0.84 per share on January 29, 2010 as part of his contract to serve as the Company’s interim CEO.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our compensation committee is to ensure that the Company’s compensation programs are structured so as to discourage inappropriate risk-taking.  The Company believes that its existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives.  These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation.  In addition, the Company’s existing compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives: (i) annual cash incentive compensation and long term incentive compensation are based upon balanced company-wide, business unit and individual performance and (ii) base salaries are structured so as to be consistent with an employee’s responsibilities and general market practices.  The compensation committee will continue to monitor the Company’s existing compensation practices and policies and investigate applicable enhancements to align the Company’s existing practices and policies with long-term shareholder value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned, as of July 26, 2010, by:

●	each director;
●	each officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all directors and officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 26, 2010.

Name	Shares	Percentage
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	2,372,100	16.67%
Howard Weingrow 805 Third Avenue New York, NY 10022 (1)	1,850,000	12.99%
James G. Reindl 347 E. Hillendale Road Kennett Square, Pennsylvania 19348	1,755,000	12.33%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,700,000	11.95%
Robert Lifton 805 Third Avenue New York, NY 10022 (2)	1,700,000	11.95%
Stanley A. Youtt One Bella Drive Westminster, MA 01473	1,392,000	9.78%
Richard F. Fitzgerald (3)	50,000	* %
James S. Molinaro (4)	--	%
Michael Holly (5)	148,000	1.04%
Louis A. Winoski (6)	261,000	1.83%
Philip A. Dur (7)	30,000	* %
All officers and directors as a group (six individuals)	4,253,100	29.87%

*	Less than 1%

(1) Includes (i) 150,000 shares of common stock held by Mr. Weingrow and (ii) 1,700,000 shares of common stock held by Stanoff Corporation, of which Mr. Weingrow is a principal, and deemed beneficially owned by Mr. Weingrow.
(2) Includes 1,700,000 shares of common stock held by Stanoff Corporation, of which Mr. Lifton is a principal, and deemed beneficially owned by Mr. Lifton.
(3)  Includes 50,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald.
(4)  Mr. Molinaro’s employment contract calls for the issuance of a stock option grant for the purchase of 1,000,000 common shares at the fair market price on the date of grant.  As of July 26, 2010, this option grant had not be issued.
(5)  Includes (i) 63,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly; and (ii) 85,000 shares of common stock held by Mr. Holly.
(6)  Includes 261,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Winoski.
(7)  Includes 30,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	850,827	$0.56	115,841
Equity compensation plan not approved by security holders	112,500	$1.40	—

No unregistered securities were sold during the year ended March 31, 2010.

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

Item 14.   Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by Tabriztchi & Co., CPA, P.C., our independent registered public accounting firm, for the years ended March 31, 2010 and 2009 as follows:

	Year ended March 31,
	2010	2009
Audit fees	$85,171	$80,545
Audit related fees	7,000	6,050
Tax fees	12,543	5,600
All other fees	-0-	-0-
Total	$104,714	$92,195

Audit fees.    Audit fees represent fees for professional services performed by Tabriztchi for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Tabriztchi that are reasonably related to the performance of the audit or review of our financial statements. These services include services related to the annual audit of the Company’s 401(k) savings plan and consultation with respect to financial reporting and accounting standards.

Tax fees. Tax fees represent fees for tax compliance services performed by Tabriztchi and Co. CPA, P.C.  During the year ended March 31, 2010, Tabriztchi and Co. provided support services related to an IRS audit.

All other fees.    There were no other fees paid to Tabriztchi and Co. CPA, P.C. for the year ended March 31, 2010.

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

10.16	Offer letter by and among the Company and James S. Molinaro, dated July 15, 2010 (Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).
10.17	At Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement by and among the Company and James S. Molinaro, dated July 21, 2010 (Exhibit 10.2 to the Company's current report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (Exhibit 21.1 to the Company’s annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed with the Commission on June 29, 2010 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)
July 29, 2010

/s/ James S. Molinaro
James Molinaro Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes James S. Molinaro and Richard F. Fitzgerald or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ James S. Molinaro	Chief Executive Officer (principal executive officer)	July 29, 2010
James S. Molinaro

/s/ Richard F. Fitzgerald	Chief Financial Officer (principal financial and accounting officer)	July 29, 2010
Richard F. Fitzgerald

/s/ Louis A. Winoski	Director	July 29, 2010
Louis A. Winoski

/s/ Michael R. Holly	Director	July 29, 2010
Michael R. Holly

/s/ Andrew A. Levy	Director	July 29, 2010
Andrew A. Levy

/s/ Stanley A. Youtt	Director	July 29, 2010
Stanley A. Youtt

/s/ Philip A. Dur	Director	July 29, 2010
Philip A. Dur