Form 10-Q
period 2010-06-30
TECHPRECISION CORP
filed 2010-08-13
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at August 9, 2010 was 14,230,846.

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$9,591,182	$8,774,223
Accounts receivable, less allowance for doubtful accounts of $259,999	2,592,259	2,693,392
Costs incurred on uncompleted contracts, in excess of progress billings	3,225,467	2,749,848
Inventories - raw materials	285,344	299,403
Deferred tax asset	226,517	303,509
Prepaid expenses	143,908	159,854
Income taxes receivable	244,461	244,461
Total current assets	16,309,138	15,224,690
Property, plant and equipment, net	3,269,569	3,349,943
Equipment under construction	762,260	762,260
Deferred loan cost, net	83,814	87,640
Total assets	$20,424,781	$19,424,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$620,722	$444,735
Accrued expenses	513,296	620,600
Accrued income taxes	285,319	--
Deferred revenues	60,957	56,376
Current maturity of long-term debt	809,726	809,309
Total current liabilities	2,290,020	1,931,020
Long-term debt	5,210,329	5,414,002
Commitments (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which
9,890,980 are designated as Series A Convertible Preferred Stock, with
9,661,482 shares issued and outstanding at June 30, 2010 and March 31, 2010
(liquidation preference of $2,753,523 at June 30, 2010 and March 31, 2010)	2,210,216	2,210,216
Common stock -par value $.0001 per share, 90,000,000 shares authorized,
issued and outstanding: 14,230,846 shares at June 30, 2010 and March 31, 2010	1,424	1,424
Additional paid in capital	2,929,298	2,903,699
Retained earnings	7,783,494	6,964,172
Total stockholders’ equity	12,924,432	12,079,511
Total liabilities and stockholders' equity	$20,424,781	$19,424,533

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	June 30,
	2010	2009

Net sales	$6,153,502	$3,318,911
Cost of sales	3,837,711	2,754,109
Gross profit	2,315,791	564,802
Operating expenses:
Salaries and related expenses	400,011	393,367
Professional fees	177,650	76,212
Selling, general and administrative	440,283	298,421
Total operating expenses	1,017,944	768,000
Income (loss) from operations	1,297,847	(203,198)
Other income (expenses):
Other income	60,000	--
Interest expense	(107,567)	(104,162)
Interest income	2,733	3,186
Finance costs	(2,589)	(4,256)
Total other income (expense)	(47,423)	(105,232)
Income (loss) before income taxes	1,250,424	(308,430)
Income tax expense (benefit)	431,102	(183,685)
Net income (loss)	$819,322	$(124,745)

Net income (loss) per share of common stock (basic)	$0.06	$(0.01)
Net income (loss) per share (diluted)	$0.04	$(0.01)
Weighted average number of shares outstanding (basic)	14,230,846	13,907,513
Weighted average number of shares outstanding (diluted)	20,759,521	13,907,513

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$819,322	$(124,745)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,347	121,383
Share based compensation	80,973	--
Deferred income taxes	76,991	(246,133)
Gain on sale of equipment	(60,000)	--
Changes in operating assets and liabilities:
Accounts receivable	101,132	(206,744)
Inventory	14,059	46,195
Costs incurred on uncompleted contracts	(475,619)	(454,217)
Other current assets	15,946	27,390
Accounts payable	175,987	(318,960)
Accrued expenses	(107,304)	(138,565)
Accrued taxes	285,319	(155,553)
Deferred revenues	4,581	593,307
Net cash provided by (used in) operating activities	1,022,734	(856,642)

CASH FLOW FROM INVESTING ACTIVITIES		--
Proceeds from sale of equipment	60,000	--
Purchases of property, plant and equipment	(7,146)	--
Net cash provided by investing activities	52,854	--

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(55,373)	(45,384)
Payment of notes and capital lease obligations	(203,256)	(156,768)
Net cash used in financing activities	(258,629)	(202,152)

Net increase (decrease) in cash and cash equivalents	816,959	(1,058,794)
Cash and cash equivalents, beginning of period	8,774,223	10,462,737
Cash and cash equivalents, end of period	$9,591,182	$9,403,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the three months ended June 30, for:
Interest expense	$107,703	$104,162
Income taxes	$95,000	$218,000

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Three months ended June 30, 2010 and 2009

The company placed $887,279 of equipment which was under construction at the beginning the fiscal year ending March 31, 2010 (“fiscal 2010”) into service.

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

The accompanying consolidated financial statements as of June 30, 2010 and 2009 and for the three months then ended are unaudited, but in the opinion of the management, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The March 31, 2010 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified between line items for comparative purposes. The reclassifications did not affect the Company’s cash flows from operating activities or financial position.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of the Company in Item 8 of the 2010 Annual Report on Form 10-K.

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

The carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximate fair value.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of June 30, 2010 and March 31, 2010.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no bad debt expense recorded for the quarters ended June 30, 2010 and 2009.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined principally by the first-in, first-out method.

Notes Payable

We account for all notes that are due and payable in one year as short-term liabilities.

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

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance and determined that the convertible preferred shares and the accompanying warrants issued are equity instruments. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the Series A Convertible Preferred Stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the Series A Convertible Preferred Stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the Series A Convertible Preferred Stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009.  At June 30, 2010, the Company had 112,500 warrants issued and outstanding.

Shipping Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations for all periods presented.

Selling, General, and Administrative

Selling expenses include items such as business travel and advertising costs. Advertising costs are expensed as incurred. General and administrative expenses include items for Company’s administrative functions and include costs for items such as office supplies, insurance, telephone, board fees and corporate consulting costs as well as payroll services.

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

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by FASB ASC 740,  Income Taxes . Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, and accrued expenses accounted for differently for financial reporting and tax purposes, qualified domestic production activities, and net operating loss carry-forwards. According to FASB ASC 740-270-25, Intraperiod Tax Allocation, tax expense related to interim period ordinary income is computed at an estimated annual effective tax rate and the taxes related to all other items are individually computed and recognized when the items occur.  The tax effects of losses that arise in the early portion of a fiscal year are recognized only when the benefits are expected to be either realized during the year or recognized as a deferred tax asset at the end of the year. Interest and penalties are included in general and administrative expenses.

Variable Interest Entity (VIE)

Conforming to the authoritative FASB guidance for VIEs, under ASC 810, (see Note 8 for more information related to the VIE), the Company has consolidated WM Realty, a variable interest entity which entered into a sale and leaseback contract with the Company in 2006. The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.  The Company has determined that the adoption of this standard will not have a material effect on its consolidated financial statements.

In February 2010, the FASB issued update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10 for an entity that is an SEC filer and is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The adoption of this update on February 24, 2010 did not have any impact on the consolidated financial statements.

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

In June 2009, the FASB issued update No. 2009-01 “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP”. This Accounting Standards Update includes Statement 168 in its entirety, and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The guidance was effective for the Company as of September 30, 2009, and did not impact the Company’s results of operations, cash flows or financial positions. The Company has adjusted historical GAAP references beginning in its second quarter 2009 Form 10-Q to reflect accounting guidance references included in the codification.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	June 30, 2010	March 31, 2010
Land	$110,113	$110,113
Building and improvements	1,504,948	1,504,948
Machinery equipment, furniture and fixtures	4,948,710	4,974,302
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,620,013	6,645,605
Less: accumulated depreciation	(3,350,444)	(3,295,662)
Total property, plant and equipment, net	$3,269,569	$3,349,943

Depreciation expense for the three months ended June 30, 2010 and 2009 was $86,754 and $117,126, respectively. Land and buildings (which are owned by WM Realty, a consolidated VIE) are collateral for the $3,200,000 Amalgamated Bank Mortgage Loan described in greater detail under Note 6 Long-Term Debt. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank secured term note, capital expenditure note and revolving line of credit.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred. The following table sets forth information as to costs incurred on uncompleted contracts as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Cost incurred on uncompleted contracts, beginning balance	$5,149,663	$12,742,218
Total cost incurred on contracts during the period	4,223,308	14,652,700
Less cost of sales, during the period	(3,837,311)	(22,245,255)
Cost incurred on uncompleted contracts, ending balance	$5,535,560	$5,149,663

Billings on uncompleted contracts, beginning balance	$2,399,815	$9,081,416
Plus: Total billings incurred on contracts, during the period	6,063,780	21,665,150
Less: Contracts recognized as revenue, during the period	(6,153,502)	(28,346,751)
Billings on uncompleted contracts, ending balance	$2,310,093	$2,399,815

Cost incurred on uncompleted contracts, ending balance	$5,535,560	$5,149,663
Billings on uncompleted contracts, ending balance	(2,310,093)	(2,399,815)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,225,467	$2,749,848

As of June 30, 2010 and March 31, 2010, the Company had deferred revenues totaling $60,957 and $56,375, respectively. Deferred revenues represent the customer prepayments on their contracts. The cost incurred on uncompleted contracts in excess of progress billings on June 30, 2010 and March 31, 2010 are net of allowances for losses on uncompleted contracts of $40,499 and $172,413, respectively.

NOTE 5 - PREPAID EXPENSES

As of June 30, 2010 and March 31, 2010, the prepaid expenses included the following:

	June 30, 2010	March 31, 2010
Prepaid insurance	$96,255	$128,927
Prepayments for material purchases	32,486	19,638
Other	15,167	11,289
Total	$143,908	$159,854

NOTE 6 – LONG-TERM DEBT and CAPITAL LEASE OBLIGATION

The following debt and capital lease obligations were outstanding on June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Sovereign Bank Secured Term Note	$1,571,429	$1,715,034
Amalgamated Bank Mortgage Loan	3,068,530	3,078,764
Sovereign Bank Capital expenditure note, other	796,723	842,687
Sovereign Bank Staged advance note	556,416	556,416
Obligations under capital leases	26,957	30,410
Total long-term debt	6,020,055	6,223,3111
Principal payments due within one year	(809,726)	(809,3099)
Principal payments due after one year	$5,210,329	$5,414,002

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank (the “bank”).  Pursuant to the agreement, as amended, the bank provided Ranor with a secured term loan of $4,000,000 (“Term Note”) and also extended to Ranor a revolving line of credit of up $2,000,000 (the “Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (the “CapEx Note”). On March 29, 2010, the bank agreed to extend to Ranor a loan facility (the “Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine. Significant terms associated with the Sovereign debt facilities are summarized below.

Sovereign Bank Secured Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9% which converts to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal of $142,857, plus interest is payable in quarterly installments, with final payment due on March 1, 2013.

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

As of June 30 2010 and March 31, 2010, the Company was in compliance with all debt covenants.  The ratio of earnings to cover fixed charges as of June 30, 2010 was 360% and the interest coverage ratio for the three months then ended was 10:1.  In the event of default, the lending bank may choose to accelerate payment of any amounts outstanding under the Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

Sovereign Bank Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of June 30, 2010 and March 31, 2010.  The Company pays an unused credit line fee 0.25% on the average unused credit line amount in the previous month. The facility was renewed with the bank on July 30, 2010 and the maturity date was changed to July 31, 2011.

Sovereign Bank Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated as the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $796,723 outstanding under this facility at June 30, 2010.

Sovereign BankStaged Advance Note:

The bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings will be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010, Ranor drew down $556,416 under this facility to finance the initial deposit on the purchase of the mill machine. TechPrecision has guaranteed the payment and performance from and by Ranor.

Amalgamated Bank Mortgage Loan:

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

In connection with the mortgage financing of the real estate owned by WM Realty, Mr. Andrew Levy, a director and principal shareholder, executed a limited guaranty.  Pursuant to the limited guaranty, Mr. Levy personally guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

Capital Lease:

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on June 30, 2011 and 2012 are $15,564 and $12,970, respectively. Interest payments included in the above total $1,577 and the present value of all future minimum lease payments total $26,957. Lease payments for capital lease obligations for the three months ended June 30, 2010 totaled $3,891.

NOTE 7 - INCOME TAXES

For the three months ended June 30, 2010 and 2009, the Company recorded Federal and State income tax expense of $431,102 and a tax benefit of $183,685, respectively. The estimated annual effective tax rate for the three months ended June 30, 2010 was 38.25%. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the State of Massachusetts income tax rate of 9.5% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, share based compensation, and net operating loss carryforwards.

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At June 30, 2010, the Company recorded a deferred tax asset of $266,517. For the period ended June 30, 2010, the total decrease in the valuation allowance was $1,236.

At of June 30, 2010, the Company’s federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.75% per annum, and provides for monthly payments of principal and interest of $20,955 (See Note 6). In connection with the new mortgage, Andrew Levy, a director and principal shareholder, and the managing member of WM Realty, executed a limited guarantee. pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $51,007 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $388,574 of accumulated depreciation.  The real property has a carrying cost of $1,112,075 on TechPrecision’s consolidated balance sheet. There is also a loan receivable due from a related party for $30,000. The only liability of WM Realty is the mortgage payable to Amalgamated bank with the carrying cost of $3,068,529. Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of TechPrecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $345,839 on June 30, 2010. For the three months ended June 30, 2010 and 2009, WM Realty had net income of $35,965 and $30,894, and capital distributions of $55,373 and $45,375, respectively.

NOTE 9 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 12,629,489 common shares underlying the Series A Convertible Preferred Stock as of June 30, 2010 and March 31, 2010.

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

Under the terms of the purchase agreement, the investor has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that investors may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of series A preferred stock owned by the investor to the total of such shares.

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

The Company had 9,661,482 shares of Series A Preferred stock outstanding at June 30, 2010 and March 31, 2010.

Common Stock Purchase Warrants

On September 1, 2007, the Company entered into a contract with a third party pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permits delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital. At June 30, 2010 and March 31, 2010, there were 112,500 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at June 30, 2010 and March 31, 2010, and there were 14,230,846 shares of common stock outstanding at June 30, 2010 and March 31, 2010.

NOTE 10 - SHARE BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. Pursuant to the Plan, each newly elected independent director will receive at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on July 1st of each year, commencing July 1, 2009, with respect to directors in office in July 2006 and commencing on July 1st coincident with or following the third anniversary of the date of his or her first election.

Fair value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. At June 30, 2010, 125,840 shares of common stock were available for grant under the Plan. No options were granted during the three months ended June 30, 2010 and 2009.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2010	850,827	$0.558
Granted	--	--
Outstanding at 6/30/2010	850,827	$0.558	$225,238	5.38
Outstanding but not vested 6/30/2010	199,500	$0.656	$31,000	8.37
Exercisable and vested at 6/30/2010	651,327	$0.528	$194,238	3.20

As of June 30, 2010 there was $118,631 of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the quarter was $80,973.

NOTE 11 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At June 30, 2010, there were receivable balances outstanding from three customers comprising 70% of the total receivables balance; the largest balance from a single customer represented 52% of our receivables balance, while the smallest balance from a single customer making up this group was 7%.  The Company recorded bad debt expense of $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  The Company is pursuing legal action to recover the balance due from this customer, however, it cannot be determined at this time if those legal collection efforts will be successful.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably. The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
Customer	Dollars	Percent	Dollars	Percent
A	$3,722,027	60%	$--	--%
B	$784,263	13%	$1,321,111	40%
C	$--	--%	$691,237	21%
D	$--	--%	$488,177	15%

NOTE 12 – COMMITMENTS

Operating Leases

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster (Westminster Lease), Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the three months ended on June 30, 2010 and 2009, respectively the Company’s rent expense was $112,500. Since the Company consolidated the operations of WM Realty, a variable interest entity, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

Future minimum lease payments required under operating leases in the aggregate, at June 30, 2010, totaled $66,504.  The totals for each annual period ended June 30 are:  2011 - $39,344 and 2012 - $27,160.

Employment Agreements

The Company has employment agreements with its executive officers. Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate commitment for future salaries at June 30, 2010, excluding bonuses was approximately $366,667.

NOTE 13 - EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	June 30, 2010	June 30, 2009
Net income (loss)	$819,322	$(124,745)
Weighted average shares	14,230,846	13,907,513
Dilutive effect of convertible preferred stock, warrants and stock options	6,528,675	--
Diluted weighted average shares	20,759,521	13,907,513
Basic income (loss) per share	$0.06	$(0.01)
Diluted income (loss) per share	$0.04	$(0.01)

During the three months ended June 30, 2010 there were 460,000 shares of potentially anti-dilutive stock options and convertible preferred stock.

NOTE 14 - SUBSEQUENT EVENTS

Agreement with Chief Executive Officer

On July 15, 2010, the Board of Directors, upon the recommendation of its nominating committee, appointed Mr. James S. Molinaro to serve as the Company’s Chief Executive Officer and as a director on the Board. Mr. Molinaro’s service as the Company’s Chief Executive Officer began on July 21, 2010 and will be governed by the terms of an offer letter executed by Mr. Molinaro and the Company dated July 15, 2010.  Pursuant to the Offer Letter, Mr. Molinaro will receive an annual base salary of $300,000 (subject to adjustment by the Board from time to time) and will be eligible to receive an annual performance bonus of up to 50% of his then-current base salary.  In addition to the compensation and severance arrangements described above, the Offer Letter contains customary provisions relating to confidentiality and non-competition, and provides for the execution of an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, which was executed by the Company and Mr. Molinaro on July 21, 2010.  The Company has filed a Form 8-K, dated July 15, 2010, that provides further detail on Mr. Molinaro’s employment terms.

On July 30, 2010, the Company amended its Revolving Note agreement with Sovereign Bank.  The amendment has the effect of extending the maturity date under this facility to July 31, 2011.  There are currently no amounts outstanding under the Revolving Note and there was no balance outstanding at June 30, 2010 or March 31, 2010 under the facility.

On August 4, 2010, the Board of Directors amended the Company’s 2006 Long-Term Incentive Plan to increase the maximum number of shares of common stock that may be issued under the Plan from 1,000,000 shares to an aggregate of 3,000,000 shares. In addition, effective August 4, 2010, the Company issued 1,000,000 incentive stock options under the Plan to its Chief Executive Officer and an additional 150,000 incentive stock options to its Chief Financial Officer. The Options have a per share exercise price of $0.70, the closing price per share of the Company’s common stock on the date of grant.  The options will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020. The treatment of the Options as “incentive stock options” under the Internal Revenue Code of 1986 is dependent upon receipt of shareholder approval within 12 months of the date of grant.  The Company expects to request such approval from its stockholders at the annual meeting of the Company’s stockholders to be held in the third fiscal quarter ending December 31, 2010. If shareholder approval is not obtained, the Options will be treated as non-qualified stock options under the Code.  The Company has filed a Form 8-K, dated August 4, 2010, that provides further detail on the stock option grants and amendment to the 2006 Long-Term Incentive Plan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

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

During the years ended March 31, 2009 and 2008, demand for our services was relatively strong. However, recessionary pressures began to affect the requirements of our customers in October 2008.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.  Beginning in December 2009, we began to see an improvement in the volume of requests for quotes and order placements from our customers, including our largest customer and reported that our backlog had reached $21.5 million as of March 31, 2010, and we ended the first quarter with an order backlog of $25.2 million as of June 30, 2010. We expect to deliver the backlog during the years ended March 31, 2011 and March 31, 2012.

A significant portion of our revenue is generated by a small number of customers. For the three months ended June 30, 2010, our largest customer, GT Solar, accounted for 60% of our revenue and BAE Systems accounted for 13% of our revenue. In the year ended March 31, 2010, our largest customer, GT Solar, accounted for approximately 52% of our revenue, and our second largest customer, BAE Systems, accounted for approximately 14% of our revenue.

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

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the three months ended June 30, 2010, our sales and net income was $6.2 million and $0.8 million, as compared to sales of $3.3 million and a net loss of $124,475 for the three months ended June 30, 2009.  Our gross margin for the three months ended June 30, 2010 was 37.6% as compared to 17.0% for the three months ended June 30, 2009, reflecting increased sales volume and higher capacity utilization during the quarter ended June 30, 2010. A majority of the increased sales and production volume during the first quarter of 2011 was attributed to new orders from GT Solar, our largest customer as well as higher volumes of business from several other customers.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into markets such as clean tech, alternative energy and medical devices, which have shown increasing demand and which we believe could generate higher margins.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. We did not derive any revenue from the nuclear power industry during the quarter ended June 30, 2010 but nuclear-related revenues were $1.8 million for the year ended March 31, 2010. Currently, nuclear related orders constituted approximately 8.3% of our June 30, 2010 backlog. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications in the medical industry.  These efforts include the development and fabrication of radioactive isotopes transportation/storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for $1.7 million and $3.7 million or 6% and 9.7% of our total net sales for the years ended March 31, 2010 and 2009, respectively.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our unaudited financial statements for the three months ended June 30, 2010, from the assumptions, estimates and judgments used in the preparation of our 2010 audited financial statements.

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

During the quarter ended June 30, 2010, we benefited from renewed orders sourced by our largest customer, GT Solar which began placing new orders in January 2010, trailing their significant order cancellation in April 2009.  Sales to GT, Solar during the quarter totaled $3.7 million as compared to zero sales during the same quarter in the prior year.  During the fourth quarter for the year ended March 31, 2010, we began to see signs of recovery within the solar sector in the form of new production orders placed by our largest customer, GT Solar and a build up in our sales order backlog. During the three months ended June 30, 2010, our backlog increased from $21.5 million at March 31, 2010 to $25.2 million as of June 30, 2010.  The June 30, 2010 backlog included $7.9 million in orders from GT Solar. The comparable backlog at June 30, 2009, excluding $11.7 million of non-recurring GT Solar orders, was $11 million.

Three Months Ended June 30, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended June 30, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Three Months
					Ended June 30,
	2010		2009		2010 to 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$6,154	100%	$3,319	100%	$2,835	85%
Cost of sales	3,838	62%	2,754	83%	1,084	39%
Gross profit	2,316	38%	565	17%	1,751	310%
Payroll and related costs	400	7%	393	12%	7	2%
Professional expense	178	3%	76	2%	101	133%
Selling, general and administrative	440	7%	298	9%	142	48%
Total operating expenses	1,018	17%	768	23%	250	33%
Income (loss) from operations	1,298	21%	(203)	(6)%	1,501	739%
Interest expense	(108)	(2)%	(104)	(3)%	(4)	4%
Other income (expense)	60	1%	(1)	--%	61	--%
Income before income taxes	1,250	20%	(308)	(9)%	1,558	506%
Income tax expense (benefit)	431	7%	(184)	(5)%	615	334%
Net income (loss)	$819	13%	$(124)	(4)%	$943	760%

Net Sales

Net sales increased by $2.8 million, or 85%, to $6.2 million for the three months ended June 30, 2010.  The increase included sales of $3.8 million to alternative energy markets, offset in part by a reduction in sales to our customers in the defense and medical device markets. Sales to alternative energy customers were virtually absent in the first quarter ended June 30, 2009 when our largest customer provided notice of its intent to cancel a majority of its open purchase orders reducing its total purchase commitment.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2010 increased by $1.1 million to $3.8 million, or 39%, from $2.8 million for the comparative period in fiscal 2010. The increase in the cost of sales was principally due to the impact of higher manufacturing activity as a result of increased shipments to customers. Gross profit increased to $2.3 million or 38% of net sales from $0.6 million or 17% of net sales for the comparative three month periods ended June 30, 2010 and 2009, respectively.  The increase in gross profit margin was $1.7 million, or 310%. Contributing to the increase in gross margin was a volume and mix of projects that resulted in higher capacity utilization and increased processing-related revenue during the three month period ended June 30, 2010.  In general, gross margins on the Company’s processing services are higher than gross margins on the procurement of materials.

Operating Expenses

Our payroll and related costs were $400,011 for the three months ended June 30, 2010 as compared with $393,367 for the three months ended June 30, 2009. The $6,644 or 2% increase in payroll and related costs was due primarily to an increase in payroll tax expense offset in part by a reduction in compensation when compared to the same three month period in fiscal 2010.

Professional fees increased to $177,650 for the three months ended June 30, 2010 from $76,212 for the three months ended June 30, 2009. This increase was primarily attributable to an increase in legal and accounting costs related to contract reviews and various SEC filing requirements.

Selling, administrative and other expenses for the three months ended June 30, 2010 were $440,283 compared to $298,421 for three months ended June 30, 2009, an increase of $141,862.  Primary components of the increase were additional expenditures related to the consulting expenses in connection with our CEO search and the pending ISO 9000 certification effort, share-based compensation related to increased stock option vesting, investor relations, business travel and office operations.

Interest Expense

Interest expense increased by 3% for the three months ended June 30, 2010 to $107,567 compared with $104,162 for the three months ended June 30, 2009 due to higher average levels of long-term debt during the period.

Income Taxes

For the three months ended June 30, 2010, the Company recorded tax expense of $431,102 compared with a recorded tax benefit for Federal and state income tax of $183,685 in the comparable periods last year. The estimated annual effective income tax rate for the current fiscal year is 38.25%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $819,322 or $0.06 and $0.04 per share basic and diluted, respectively, for the three months ended June 30, 2010, as compared to a net loss of $124,745 or $0.01 per share basic and diluted for the three months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had working capital of $14.0 million as compared with working capital of $13.2 million at March 31, 2010, an increase of $725,448 million or 5%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2010	March 31, 2010	Change Amount	Percentage Change
Cash and cash equivalents	$9,591	$8,774	$817	9%
Accounts receivable, net	2,592	2,693	(101)	(4)%
Costs incurred on uncompleted contracts	3,225	2,750	475	17%
Raw material inventories	285	299	(14)	(5)%
Other current assets	388	404	(16)	(10)%
Deferred tax asset	227	304	(77)	(25)%
Accounts payable	621	445	176	40%
Accrued expenses	513	621	(108)	(17)%
Accrued taxes	285	--	285	--%
Progress billings in excess of cost of uncompleted contracts	61	56	5	8%
Current maturity of long-term debt	810	809	1	3%

Cash provided by operations was $1.0 million for the three months ended June 30, 2010 as compared with cash used in operations of $0.9 million for the three months ended June 30, 2009. The increase in cash flows from operations is the result of a significant increase in net income when compared to the same period in the last fiscal year. An increase in manufacturing activity also led to a higher balance of costs allocable to undelivered units incurred on uncompleted projects during the period. However, accounts receivable has decreased since March 31, 2010 reflecting an increase in collections during the period and providing higher cash balances. Also, accrued taxes payable recorded a higher amount because of a higher effective tax rate during the first quarter ended June 30, 2010.

We invested $7,146 in new equipment and received proceeds of $60,000 from the sale of equipment. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. The Company has made a payment of $762,260 and is committed to make two more payments during fiscal 2011, with final payment due upon delivery approximately one year from the purchase order date. The Company intends to borrow up to 80% of the purchase price in order to finance this purchase.  This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.

Net cash used in financing activities was $258,629 for the period ended June 30, 2010 as compared with net cash used in financing activities of $202,152 for the period ended June 30, 2009. We paid down $203,256 of principal on our debt and capital lease obligations during the three months ended June 30, 2010, and our consolidated VIE WM Realty distributed $55,373 to its partners, an increase of $10,000 when compared to the same quarterly period last year.

All of the above activity resulted in a net increase in cash of $0.8 million for the three months ended June 30, 2010 compared with a $1.1 million cash decrease for the three months ended June 30, 2009.

Debt Facilities

At June 30, 2010, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016, bears interest at 6.85% per annum, and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor. As a result of amendments to the loan and security agreement, we currently have a $2.0 million revolving credit facility, wihch was renewed on July 30, 2010 for an additional one-year term.  At June 30, 2010 there were no borrowings under the revolving note and maximum available under the borrowing formula was $2.0 million.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of June 30, 2010 and March 31, 2010 was $1.5 million and $1.7 million, respectively.

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

As of June 30, 2010, the Company was in compliance with all debt covenants as the ratio of earnings available to cover fixed charges was 360% and the interest coverage ratio was 10:1 at June 30, 2010. In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis. We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line was equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of June 30, 2010, there was $796,723 outstanding under this facility.

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

We believe that the $2.0 million revolving credit facility, which remained unused as of June 30, 2010 and was renewed on July 30, 2010, our capacity to access equipment specific financing, our current cash balance of $9.6 million, and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

The securities purchase agreement pursuant to which we sold the Series A Convertible Preferred Stock and warrants to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

In the event that we make an acquisition, we may require additional financing for the acquisition. We have no commitment from any party for additional funds, however, the terms of our agreement with Barron Partners, particularly Barron Partners’ right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing.

We have no off-balance sheet assets or liabilities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 5.   Other Information

On July 30, 2010, the Company amended its Revolving Note agreement with Sovereign Bank.  The amendment has the effect of extending the maturity date under this facility to July 31, 2011.  There are currently no amounts outstanding under the Revolving Note and there was no balance outstanding at June 30, 2010 or March 31, 2010 under the facility.   A copy of the amendment will be filed as an exhibit to our quarterly report on Form 10-Q for the quarter ending September 30, 2010.

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

TECHPRECISION CORPORATION (Registrant)

Dated: August 13, 2010	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers