Form 10-Q
period 2010-09-30
TECHPRECISION CORP
filed 2010-11-15
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at October 30, 2010 was 14,283,346.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$9,236,885	$8,774,223
Accounts receivable, less allowance for doubtful accounts of $259,999	2,755,567	2,693,392
Costs incurred on uncompleted contracts, in excess of progress billings	4,333,359	2,749,848
Inventories - raw materials	231,985	299,403
Deferred tax asset	314,110	303,509
Prepaid expenses	177,516	159,854
Income taxes receivable	163,243	244,461
Total current assets	17,212,665	15,224,690
Property, plant and equipment, net	3,265,655	3,349,943
Equipment under construction	1,391,040	762,260
Deferred loan cost, net	79,557	87,640
Total assets	$21,948,917	$19,424,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$951,180	$444,735
Accrued expenses	561,225	620,600
Deferred revenues	279,316	56,376
Current maturity of long-term debt	812,878	809,309
Total current liabilities	2,604,599	1,931,020
Long-term debt	5,560,856	5,414,002
Commitments (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which
9,890,980 are designated as Series A Convertible Preferred Stock, with
9,661,482 shares issued and outstanding at September 30, 2010 and March 31, 2010
(liquidation preference of $2,753,523 at September 30, 2010 and March 31, 2010)	2,210,216	2,210,216
Common stock -par value $.0001 per share, 90,000,000 shares authorized,
issued and outstanding: 14,283,346 shares at September 30, 2010 and March 31, 2010	1,430	1,424
Additional paid in capital	2,932,694	2,903,699
Retained earnings	8,639,122	6,964,172
Total stockholders’ equity	13,783,462	12,079,511
Total liabilities and stockholders' equity	$21,948,917	$19,424,533

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$8,381,319	$15,117,114	$14,534,821	$18,436,025
Cost of sales	5,795,971	12,471,343	9,633,682	15,225,452
Gross profit	2,585,348	2,645,771	4,901,139	3,210,573
Operating expenses:
Salaries and related expenses	506,582	331,302	906,593	724,669
Professional fees	167,094	110,411	344,744	186,623
Selling, general and administrative	447,735	226,573	888,018	524,994
Total operating expenses	1,121,411	668,286	2,139,355	1,436,286
Income from operations	1,463,937	1,977,485	2,761,784	1,774,287
Other income (expenses):
Other income	2,875	--	62,875	--
Interest expense	(110,450)	(107,390)	(218,016)	(211,552)
Interest income	3,869	5,184	6,602	8,370
Finance costs	(2,589)	(4,257)	(5,179)	(8,513)
Total other income (expense)	(106,295)	(106,463)	(153,718)	(211,695)
Income before income taxes	1,357,642	1,871,022	2,608,066	1,562,592
Provision for income taxes	502,014	550,388	933,116	366,703
Net income	$855,628	$1,320,634	$1,674,950	$1,195,889
Net income per share of common stock (basic)	$0.06	$0.09	$0.12	$0.09
Net income per share (fully diluted)	$0.04	$0.06	$0.08	$0.06
Weighted average number of shares outstanding (basic)	14,231,417	13,916,462	14,231,133	13,912,012
Weighted average number of shares outstanding (fully diluted)	20,568,037	21,300,150	20,757,412	19,930,238

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,674,950	$1,195,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,537	208,016
Gain on sale of equipment	(62,875)	--
Deferred income taxes	(10,601)	(194,192)
Share based compensation	97,412	7,500
Changes in operating assets and liabilities:
Accounts receivable	(46,674)	(1,582,341)
Inventory	67,417	47,457
Costs incurred on uncompleted contracts	(1,583,511)	57,668
Other current assets	63,556	1,418,987
Accounts payable	506,445	(602,193)
Accrued expenses	(59,375)	(169,026)
Accrued taxes	--	342,895
Deferred revenues	222,941	(2,167,892)
Net cash provided by (used in) operating activities	1,056,222	(1,437,232)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	60,000	--
Purchases of property, plant and equipment	(24,551)	(9,220)
Deposits on equipment	(695,520)	--
Net cash used in investing activities	(660,071)	(9,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(93,748)	(92,256)
Proceeds from exercised stock options	--	6,650
Tax benefit from share based compensation	9,836	--
Borrowings under line of credit facility	556,416	919,297
Payment of notes and lease obligations	(405,993)	(312,649)
Net cash provided by financing activities	66,511	521,042

Net increase (decrease) in cash and cash equivalents	462,662	(925,410)
Cash and cash equivalents, beginning of period	8,774,223	10,462,737
Cash and cash equivalents, end of period	$9,236,885	$9,537,327

SUPPLEMENTAL INFORMATION of CASH FLOWS INFORMATION:	2010	2009
Cash paid during the year for:
Interest expense	$217,944	$208,451
Income taxes	$852,662	$218,000

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Six months ended September 30, 2009
The company placed $887,279 of equipment into service which was under construction at the beginning of the six month period ended September 30, 2010. Also, on August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,595,472 shares of Series A convertible preferred stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants carried exercise prices ranging from $0.44 to $0.65 per share. Effective September 11, 2009, the warrants were surrendered, and the Company filed an amendment to its certificate of designation relating to its Series A Convertible Preferred Stock to increase the number of designated shares of Series A convertible preferred stock and issued 3,595,472 shares of Series A Convertible Preferred Stock pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (TechPrecision) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006.  TechPrecision is the parent company of Ranor, Inc. (Ranor), a Delaware corporation.  TechPrecision and Ranor are collectively referred to as the “Company.”

The Company manufactures metal fabricated and machined precision components and equipment.  These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On February 24, 2006, TechPrecision acquired all the outstanding stock of Ranor in a transaction which is accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes. The accompanying consolidated financial statements include the accounts of TechPrecision and Ranor as well as a variable interest entity, WM Realty. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheets as of September 30, 2010 and March 31, 2010, consolidated statements of operations for the three- and six-month periods ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management, include all adjustments that are considered necessary for a fair presentation of  the Company’s financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The March 31, 2010 Consolidated Balance Sheet was derived from audited financial statements. Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified between line items for comparative purposes. The reclassifications did not affect the Company’s cash flows from operating activities or financial position.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of September 30, 2010 and March 31, 2010.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no bad debt expense recorded for the three month periods ended September 30, 2010 and 2009.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined principally by the first-in, first-out method.

Notes Payable

We account for all notes that are due and payable within one year as short-term liabilities.

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

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance and determined that the convertible preferred shares and the accompanying warrants issued are equity instruments.  In the case of the August 2009 warrant exchange, the fair value of the warrants exchanged for Series A Convertible Preferred Stock was used to measure the fair value of such stock. The Company had a sufficient number of authorized shares, there is no required cash payment or net cash settlement requirement and the holders of the Series A Convertible Preferred Stock had no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company. Although the Company had an unconditional obligation to issue additional shares of common stock upon conversion of the Series A Convertible Preferred Stock if EBITDA per share was below the targeted amount, the certificate of designation relating to the Series A Convertible Preferred Stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s own unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009.  The remaining 112,500 warrants expired on September 1, 2010.

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

Variable Interest Entity (VIE)

Conforming to the authoritative FASB guidance for VIEs, under ASC 810 (see Note 8 for more information related to the VIE), the Company has consolidated WM Realty, a variable interest entity which entered into a sale and leaseback contract with the Company in 2006. The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC 2010-20). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.  The Company has determined that the adoption of this standard will not have a material effect on its consolidated financial statements.

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

In January 2010, the FASB issued update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update amends subtopic 820-10 to require 1) a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and 2 fair value measurements and to describe the reasons for the transfers, and 2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. This update also provides clarification about existing disclosures about the level of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 2009. The adoption of this update did not have a material impact on the consolidated financial statements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity on Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

In December 2009, the FASB issued update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This update amends the  FASB Accounting Standards Codification  for Statements 167. In September2009, the FASB amended authoritative guidance for the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, the guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events, and also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this update as of April 1, 2010 and it did not have any impact on the Company’s accounting for its VIE.

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

In June 2009, the FASB issued update No. 2009-01 “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and Hierarchy of GAAP ”, includes Statement 168 in its entirety, and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The guidance was effective for the Company as of September 30, 2009, and did not impact the Company’s financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	September 30, 2010	March 31, 2010
Land	$110,113	$110,113
Building and improvements	1,504,949	1,504,948
Machinery equipment, furniture and fixtures	5,033,621	4,974,302
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,704,925	6,645,605
Less: accumulated depreciation	(3,439,270)	(3,295,662)
Total property, plant and equipment, net	$3,265,655	$3,349,943

Depreciation expense for the six months ended September 30, 2010 and 2009 was $178,455 and $199,503, respectively. Land and buildings (which are owned by WM Realty, a consolidated VIE) are collateral for the $3,200,000 Amalgamated Bank Mortgage Loan described in greater detail under Note 6 Long-Term Debt. Other fixed assets of the Company together with its other personal properties, are collateral for the Sovereign Bank secured term note, capital expenditure note and revolving line of credit.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred. The following table sets forth information as to costs incurred on uncompleted contracts as of September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Cost incurred on uncompleted contracts, beginning balance	$5,149,663	$12,742,218
Total cost incurred on contracts during the period	10,163,626	14,652,700
Less cost of sales, during the period	(9,633,682)	(22,245,255)
Cost incurred on uncompleted contracts, ending balance	$5,679,607	$5,149,663

Billings on uncompleted contracts, beginning balance	$2,399,815	$9,081,416
Plus: Total billings incurred on contracts, during the period	13,481,254	21,665,150
Less: Contracts recognized as revenue, during the period	(14,534,821)	(28,346,751)
Billings on uncompleted contracts, ending balance	$1,346,248	$2,399,815

Cost incurred on uncompleted contracts, ending balance	$5,679,607	$5,149,663
Billings on uncompleted contracts, ending balance	(1,346,248)	(2,399,815)
Costs incurred on uncompleted contracts, in excess of progress billings	$4,333,359	$2,749,848

As of September 30, 2010 and March 31, 2010, the Company had deferred revenues totaling $279,316 and $56,375, respectively. Deferred revenues represent customer prepayments on their contracts. The cost incurred on uncompleted contracts in excess of progress billings on September 30, 2010 and March 31, 2010 are net of allowances for losses on uncompleted contracts of $273,044 and $172,413, respectively.

NOTE 5 - PREPAID EXPENSES

As of September 30, 2010 and March 31, 2010, the prepaid expenses included the following:

	September 30, 2010	March 31, 2010
Prepaid insurance	$142,824	$128,927
Prepayments for material purchases	24,148	19,638
Other	10,544	11,289
Total	$177,516	$159,854

NOTE 6 – LONG-TERM DEBT and CAPITAL LEASE OBLIGATION

The following debt and capital lease obligations were outstanding on September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Sovereign Bank Secured Term Note	$1,428,571	$1,715,034
Amalgamated Bank Mortgage Loan	3,058,119	3,078,764
Sovereign Bank Capital expenditure note, other	750,759	842,687
Sovereign Bank Staged advance note	1,112,832	556,416
Obligations under capital leases	23,453	30,410
Total long-term debt	6,373,734	6,223,311
Principal payments due within one year	(812,878)	(809,309)
Principal payments due after one year	$5,560,856	$5,414,002

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank (bank).  Pursuant to the agreement, as amended, the bank provided Ranor with a secured term loan of $4,000,000 (Term Note) and also extended to Ranor a revolving line of credit of up $2,000,000 (Revolving Note).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (CapEx Note). On March 29, 2010, the bank agreed to extend to Ranor a loan facility (Staged Advance Note) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine. Significant terms associated with the Sovereign debt facilities are summarized below.

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

As of September 30, 2010 and March 31, 2010, the Company was in compliance with all debt covenants.  The ratio of earnings to cover fixed charges as of September 30, 2010 was 205% and the interest coverage ratio for the three months then ended was 9:1.  In the event of default, the lending bank may choose to accelerate payment of any amounts outstanding under the Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

Sovereign Bank Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of September 30, 2010 and March 31, 2010.  The Company pays an unused credit line fee 0.25% on the average unused credit line amount in the previous month. The facility was renewed with the bank on July 30, 2010 and the maturity date was changed to July 31, 2011.

Sovereign Bank Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated because the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $750,759 outstanding under this facility at September 30, 2010.

Sovereign Bank Staged Advance Note:

The bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings will be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March and September 29, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the mill machine. At September 30, 2010, there was $1,112,832 outstanding under this facility. TechPrecision has guaranteed the payment and performance from and by Ranor.

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

Capital Lease:

During 2007, the Company also leased certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on September 30, 2011 and 2012 are $14,124 and $9,329, respectively. Interest payments included in the above total $1,190 and the present value of all future minimum lease payments total $22,263. Lease payments for capital lease obligations for the six months ended September 30, 2010 totaled $6,956.

NOTE 7 - INCOME TAXES

For the six months ended September 30, 2010 and 2009, the Company recorded Federal and State income tax expense of $933,116 and $366,703, respectively. The estimated annual effective tax rate for the six months ended September 30, 2010 and 2009 was 37.3% and 23.5%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the State of Massachusetts income tax rate of 9.5% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, share based compensation, and net operating loss carryforwards.

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At September 30, 2010, the Company recorded a deferred tax asset of $314,110. For the period ended September 30, 2010, the total decrease in the valuation allowance was $4,642.

At of September 30, 2010, the Company’s federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006 as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

On October 4, 2006, WM Realty placed a new mortgage of $3.2 million on the property and the then existing mortgage of $3.1 million was paid off. The new mortgage has a term of ten years, bears interest at 6.85% per annum, and provides for monthly payments of principal and interest of $20,955 (See Note 6). In connection with the new mortgage, Andrew Levy, a director and principal shareholder, and the managing member of WM Realty, executed a limited guarantee. pursuant to which Mr. Levy guaranteed the lender the payment of any loss resulting from WM Realty’s fraud or misrepresentation in connection with the loan documents, misapplication of rent and insurance proceeds, failure to pay taxes and other defaults resulting from his or WM Realty’s misconduct.

The only assets of WM Realty available to settle its obligations are $62,232 of cash and real property acquired from Ranor, Inc. at a cost of $3,000,000 less $403,468 of accumulated depreciation.  The real property has a carrying cost of $1,104,235 on TechPrecision’s consolidated balance sheet. There is also a loan receivable due from a related party for $30,000. The only liability of WM Realty is the mortgage payable to Amalgamated bank with the carrying cost of $3,058,119. Amalgamated Bank, the sole creditor of WM realty, has no recourse to the general credit of TechPrecision.

Distribution to WM Realty Members

WM Realty had a deficit equity balance of $424,813 on September 30, 2010. For the six months ended September 30, 2010 and 2009, WM Realty had net income of $79,593 and $64,060, and capital distributions of $93,748 and $92,248, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 12,629,489 common shares underlying the Series A Convertible Preferred Stock as of September 30, 2010 and March 31, 2010.

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

The holders of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

The Company had 9,661,482 shares of Series A Convertible Preferred Stock outstanding at September 30, 2010 and March 31, 2010.

Common Stock Purchase Warrants

On September 1, 2007, the Company entered into a contract with a third party pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on September 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permits delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital. At September 30, 2010 and March 31, 2010, there were 112,500 warrants issued and outstanding. These warrants lapsed on September 1, 2010 as they were not exercised prior to the expiry of the warrant term.

Common Stock

The Company had 90,000,000 authorized common shares at September 30, 2010 and March 31, 2010, and there were 14,283,346 shares of common stock outstanding at September 30, 2010 and March 31, 2010.

On September 30, 2010, we issued 52,500 shares in connection with the exercise of a non-qualified stock option and received proceeds of $15,500 on October 1, 2010 as a result of this transaction.

NOTE 10 - SHARE BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (Plan) covering 1,000,000 shares of common stock. On August 4, 2010, the plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options.

On July 1, 2010, the Company granted stock options to two directors to purchase 10,000 shares of common stock at an exercise price of $0.76 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in six months and eighteen months from the grant date, respectively.

On August 4, 2010, the Company granted stock options to its CEO and CFO to purchase 1,000,000 and 150,000 shares of common stock, respectively, at an exercise price of $0.70 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

On September 27, 2010, pursuant to the plan, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $0.82 per share to a new independent director.  The grant provided for 30,000 shares to vest immediately on the grant date and 10,000 shares each to vest on September 26, 2011 and 2012.

Fair value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the period ranged from 85% to 100% for volatility and a risk free interest rate of 1.31% to 1.80%. At September 30, 2010 there were 905,841 shares of common stock available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2010	850,827	$0.558
Granted	1,210,000	$0.705
Exercised	(52,500)	$0.295
Outstanding at 9/30/2010	2.008,327	$0.654	$444,146	7.71
Outstanding but not vested 9/30/2010	1,379,500	$0.696	$242,250	9.53
Exercisable and vested at 9/30/2010	628,827	$0.562	$211,896	3.21

As of September 30, 2010 there was $530,866 of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the period was $97,412.

NOTE 11 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At September 30, 2010, there were receivable balances outstanding from three customers comprising 70% of the total receivables balance; the largest balance from a single customer represented 52% of our receivables balance, while the smallest balance from a single customer making up this group was 7%.  The Company recorded bad debt expense of $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  The Company is pursuing legal action to recover the balance due, however, it cannot be determined at this time if those legal collection efforts will be successful.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably. The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the six months ended September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
Customer	Dollars	Percent	Dollars	Percent
A	$7,786,671	54%	$9,735,412	53%
B	$3,379,274	23%	$3,082,592	17%

NOTE 12 – COMMITMENTS

Operating Leases

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the six months ended on September 30, 2010 and 2009, respectively the Company’s rent expense was $225,000. Since the Company consolidated the operations of WM Realty, a variable interest entity, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed. The annual rent is subject to an annual increase based on the increase in the consumer price index.

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

Future minimum lease payments required under operating leases in the aggregate, at September 30, 2010, totaled $56,843.  The totals for each annual period ended September 30 are:  2011 - $39,868 and 2012 - $16,975.

 Employment Agreements

Agreement with Chief Executive Officer

On July 15, 2010, the Board of Directors, upon the recommendation of its nominating committee, appointed Mr. James S. Molinaro to serve as the Company’s Chief Executive Officer and as a director on the Board. Mr. Molinaro’s service as the Company’s Chief Executive Officer began on July 21, 2010 and is governed by the terms of an offer letter executed by Mr. Molinaro and the Company dated July 15, 2010.  Pursuant to the Offer Letter, Mr. Molinaro is entitled to receive an annual base salary of $300,000 (subject to adjustment by the Board from time to time) and is eligible to receive an annual performance bonus of up to 50% of his then-current base salary.  In addition to the compensation and severance arrangements described above, the Offer Letter contains customary provisions relating to confidentiality and non-competition, and provides for the execution of an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, which was executed by the Company and Mr. Molinaro on July 21, 2010.  The Company filed a Current Report on Form 8-K on July 22, 2010, that further details Mr. Molinaro’s employment terms.

The Company has employment agreements with its executive officers. Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment for future salaries at September 30, 2010, excluding bonuses, was approximately $745,000.

NOTE 13 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Basic EPS
Net income	$855,628	$1,320,634	$1,674,950	$1,195,889
Weighted average number of shares outstanding	14,231,417	13,916,462	14,231,133	13,912,012
Basic income per share	$0.06	$0.09	$0.12	$0.09
Diluted EPS
Net income	$855,628	$1,320,634	$1,674,950	$1,195,889
Dilutive effect of stock options, warrants and preferred stock	6,336,620	7,383,687	6,526,279	6,018,226
Diluted weighted average shares	20,568,037	21,300,150	20,757,412	19,930,238
Diluted income per share	$0.04	$0.06	$0.08	$0.06

During the six months ended September 30, 2010 there were 670,000 shares of potentially anti-dilutive stock options and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 14 - SUBSEQUENT EVENTS

On November 4, 2010 TechPrecision announced that it is completing the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd., to meet growing demand for local manufacture and machining of components for a large customer in the Solar Energy industry. The formation of this WFOE was made in consultation with a current TechPrecision customer, and is based on the significant growth in demand for Solar and Nuclear Energy components in Asia, and especially China. This customer provided TechPrecision with a conditional $2.9 million in initial purchase orders for components, which will include materials transferred from Ranor to Wuxi Critical Mechanical Components Co., Ltd. to be machined in China and delivered to the customer.

During the third quarter of this fiscal year, the WFOE will commence commercial operations.  Accordingly the results of this wholly owned subsidiary will be reported on a consolidated basis in future reporting periods.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

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

During the years ended March 31, 2009 and 2008, demand for our services was relatively strong. However, recessionary pressures began to affect the requirements of our customers in October 2008.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.  Beginning in December 2009, we began to see an improvement in the volume of requests for quotes and order placements from our customers, including our largest customer and reported that our backlog had reached $21.5 million as of March 31, 2010.  We ended the second quarter of the fiscal year ending March 31, 2011 (Fiscal 2011) with an order backlog of $26.4 million. We expect to deliver this backlog during the years ended March 31, 2011 and March 31, 2012. Included in our backlog at September 30, 2010 were $7.7 million of purchase orders from GT Solar.

A significant portion of our revenue is generated by a small number of customers. For the six months ended September 30, 2010, our largest customer, GT Solar, accounted for 54% of our revenue and BAE Systems accounted for 23% of our revenue. In the year ended March 31, 2010, GT Solar accounted for approximately 52% of our revenue, and BAE Systems accounted for approximately 14% of our revenue.

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

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the six months ended September 30, 2010, our sales and net income was $14.5 million and $1.7 million, as compared to sales of $18.4 million and net income of $1.2 million for the six months ended September 30, 2009.  Our gross margin for the six months ended September 30, 2010 was 33.7% as compared to 17.4% for the six months ended September 30, 2009, reflecting increased sales volume and higher capacity utilization during the quarter ended September 30, 2010. A majority of the sales and production volume during the first six months of FY 2011 was attributed to new orders from GT Solar, our largest customer, as well as higher volumes of business from several other customers.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, we must constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. We did not derive any revenue from the nuclear power industry during the quarter ended September 30, 2010 but nuclear-related revenues were $1.8 million for the year ended March 31, 2010 (fiscal 2010). Currently, nuclear-related orders constituted approximately 5.8% of our September 30, 2010 backlog. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications in the medical industry.  These efforts include the development and fabrication of radioactive isotopes transportation/storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for $1.7 million and $3.7 million or 6% and 9.7% of our total net sales for the years ended March 31, 2010 and 2009, respectively.  During the six month period ending September 30, 2010, net sales to our proton beam therapy customer were $791,943 or 5.4% of sales for the six month period then ended.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development capabilities and customer diversification. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.  The Company intends to borrow up to 80% of the purchase price in order to finance these payments. Under this purchase commitment, the Company is obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery approximately one year from the purchase order date. The Company made its first payment in fiscal 2010 and its second payment of $695,520 in the quarter ended September 30, 2010. On March 29, 2010 and September 30, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our unaudited financial statements for the three months ended September 30, 2010, from the assumptions, estimates and judgments used in the preparation of our 2010 audited financial statements.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations; and (iv) the procurement of raw materials necessary for the fabrication and machining of components.

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

During the six months ended September 30, 2010, we benefited from renewed orders sourced by our largest customer, GT Solar which began placing new orders in January 2010, trailing their significant order cancellation in April 2009.  Sales of finished goods to GT Solar during the six months ended September 30, 2010 totaled $7.8 million as compared to $0.8 million in finished good sales and an inventory transfer of $8.9 million totaling $9.7 million during the same period in the prior year.  During the fourth quarter for the year ended March 31, 2010, we began to see signs of recovery within the solar sector in the form of new production orders placed by our largest customer and a build up in our sales order backlog. During the six months ended September 30, 2010, our backlog increased from $21.5 million at March 31, 2010 to $26.4 million as of September 30, 2010.  The September 30, 2010 backlog included $7.7 million in orders from GT Solar. The comparable backlog at September 30, 2009 was $14.4 million and included $2.4 million in orders from GT Solar.

Three Months Ended September 30, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended September 30, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):
					Changes Three Months
	Sept. 30,		Sept. 30,		Ended September 30,
	2010		2009		2010 to 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$8,381	100%	$15,117	100%	$(6,736)	(45)%
Cost of sales	5,796	69%	12,471	83%	(6,675)	(54)%
Gross profit	2,585	31%	2,646	17%	(61)	(2)%
Payroll and related costs	506	6%	331	2%	175	53%
Professional expense	167	2%	111	1%	56	52%
Selling, general and administrative	448	5%	227	1%	221	98%
Total operating expenses	1,121	13%	669	4%	452	68%
Income from operations	1,464	18%	1,977	13%	(513)	(26)%
Interest expense	(110)	(2)%	(107)	(1)%	3	3%
Other income (expense)	4	-%	1	-%	3	300%
Income before income taxes	1,358	16%	1,871	12%	(513)	(27)%
Income tax expense	502	7%	550	3%	(48)	(8)%
Net income	$856	9%	$1,321	9%	$(465)	(35)%

Net Sales

Net sales decreased by $6.7 million, or 45%, to $8.4 million for the three months ended September 30, 2010 when compared to the same period last year.  However, sales to the Company’s largest customer during the quarter ended September 30, 2009, included a one-time $8.9 million inventory transfer triggered by that customer’s April 2009 cancellation of open purchase orders.  Adjusting for this inventory transfer in the prior year, sales increased by $2.2 million or 36% to $8.4 million from $6.2 million on a comparative basis primarily driven by higher demand in markets served by the Company’s largest customer. We believe that such an adjustment is useful because the inventory transfer completed during the quarter ended September 30, 2009 is unlikely to recur in the near term. The table below highlights components of net sales for the three month periods ending September 30, 2010 and 2009 (dollars in millions):

	2010	2009
Inventory transfer to largest customer	$--	$8.9
Other sales to largest customer	4.1	0.8
Sales to all other customers	4.3	5.4
Total net sales	$8.4	$15.1

Cost of Sales and Gross Margin

Our cost of sales for the three months ended September 30, 2010 decreased by $6.7 million to $5.8 million, or 54%, from $12.5 million for the same period in fiscal 2010. The decrease in the cost of sales was principally due to the impact of the $8.9 million inventory transfer to our largest customer in the prior year period. Without the inventory transfer, the cost of sales would have increased due to the impact of higher manufacturing activity as a result of increased shipments to customers. Gross profit was $2.6 million or 31% of net sales compared with $2.6 million or 17% of net sales for the three month periods ended September 30, 2010 and 2009, respectively.  The improvement in gross profit over the prior year is due to improved capacity utilization during the quarter ended September 30, 2010.  The primary driver for the improvement in capacity utilization was increased production for the Company’s largest customer, GT Solar, during the three months ended September 30, 2010 compared to almost no production for that customer during the corresponding prior year period.  The non-recurring inventory transfer completed in August 2009 carried a gross margin that was lower than we generally obtain for our processing services and therefore reduced overall gross margin for the quarter ending September 30, 2009.

Operating Expenses

Our payroll and related costs were $506,582 for the three months ended September 30, 2010 as compared with $331,302 for the three months ended September 30, 2009. The 53% or $175,280 increase in payroll and related costs was due to a return to full staffing levels at Ranor driving an increase of $57,825 as well as executive and business development headcount increases at the corporate level contributing to an increase of $117,455 compared with lower staffing levels during the second quarter of the prior year.

Professional fees increased to $167,094 for the three months ended September 30, 2010 from $110,411 for the three months ended September 30, 2009. This increase of $56,683 or 51% was primarily attributable to an increase in legal costs associated with SEC filings, employment agreements, amendments to the Company’s stock option plan and investigation and structuring of a strategic initiative.

Selling, administrative and other expenses for the three months ended September 30, 2010 were $447,735 compared to $226,573 for three months ended September 30, 2009, representing an increase of $221,162 or 98% over the prior year.  The increase was due primarily to consulting fees incurred in the Company’s search efforts for a full time CEO and an independent board of director.  Both of these search efforts were concluded during the quarter ended September 30, 2010.

Interest Expense

Interest expense increased by 3% for the three months ended September 30, 2010 to $110,450 compared with $107,390 for the three months ended September 30, 2010 due to slightly higher average levels of long-term debt during the period.

Income Taxes

For the three months ended September 30, 2010, the Company recorded tax expense of $502,014 compared with a tax expense for Federal and state income tax of $550,388 in the comparable period last year. The estimated annual effective income tax rate for the current fiscal year is 37%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and state income tax rate of 8.75% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $855,628 or $0.06 and $0.04 per share basic and diluted, respectively, for the three months ended September 30, 2010, as compared to net income of $1,320,634 or $0.09 per share basic and $0.06 fully diluted for the three months ended September 30, 2009.

 Six Months Ended September 30, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended September 30, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):
					Changes Six Months
					Ended September 30,
	2010		2009		2010 to 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,535	100%	$18,436	100%	$(3,901)	(21)%
Cost of sales	9,634	66%	15,225	83%	(5,591)	(37)%
Gross profit	4,901	34%	3,211	17%	1,690	53%
Payroll and related costs	907	6%	725	4%	182	25%
Professional expense	345	3%	187	1%	158	84%
Selling, general and administrative	888	6%	525	3%	363	69%
Total operating expenses	2,140	15%	1,437	8%	703	49%
Income from operations	2,761	19%	1,774	10%	987	56%
Interest expense	(218)	(1)%	(212)	(1)%	6	3%
Other income (expense)	65	-%	1	-%	64	-%
Income before income taxes	2,608	18%	1,563	9%	1,045	67%
Income tax expense	933	7%	367	2%	566	154%
Net income	$1,675	11%	$1,196	7%	$479	40%

Net Sales

Net sales decreased by $3.9 million, or 21%, to $14.5 million for the six months ended September 30, 2010.  However, sales to the Company’s largest customer during the second quarter ended September 30, 2009, included an $8.9 million inventory transfer triggered by that customer’s April 2009 cancellation of its then open purchase orders.  Sales without this one-time inventory transfer in the prior year increased by $5 million or 53% to $14.5 million from $9.5 million on a comparative basis, primarily driven by higher demand in markets served by  the Company’s largest customer.  We believe that such an adjustment is useful because the inventory transfer completed during the quarter ended September 30, 2009 is unlikely to recur in the near term. Sales to the Company’s largest customer during the six month period ended September 30, 2010 were $7.8 million  compared to $0.8 million during the comparable six month period ended September 30, 2009.  The table below highlights components of net sales for the six month periods ending September 30, 2010 and 2009 (dollars in millions):

	2010	2009
Inventory transfer to largest customer	$--	$8.9
Other sales to largest customer	7.8	0.8
Sales to all other customers	6.7	8.7
Total Net sales	$14.5	$18.4

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2010 decreased by $5.6 million or 37% to $9.6 million from $15.2 million for the comparative period in fiscal 2010.  The decrease in the cost of sales was principally due to the impact of the $8.9 million inventory transfer to our largest customer in the prior year.  Excluding the inventory transfer, the cost of sales would have increased by $3.2 million or 33% over the prior year.  Gross profit was $4.9 million or 34% of net sales compared with $3.2 million or 17% of net sales for the six month periods ended September 30, 2010 and 2009, respectively.   The improvement in gross profit over the prior year is due to improved capacity utilization during the six month period ended September 30, 2010.  The primary driver for the improvement in capacity utilization was increased production for the Company’s largest customer, GT Solar, during the six months ended September 30, 2010 compared to almost no production for that customer during the corresponding prior year period. The inventory transfer, which was completed in August 2009, carried a gross margin that was lower than we generally obtain for our processing services and therefore reduced overall gross margin for the six month period ending September 30, 2009.

Operating Expenses

Our payroll and related costs were $906,593 for the six months ended September 30, 2010 as compared with $724,669 for the six months ended September 30, 2009. The $181,924 or 25% increase in payroll and related costs was due primarily to increased headcount in the executive and business development functions and a return to full staffing levels at Ranor during fiscal year 2011.

Professional fees increased to $344,744 for the six months ended September 30, 2010 from $186,623 for the six months ended September 30, 2009. The increase of $158,120 or 84% was primarily attributable to an increase in legal costs associated with SEC filings, employment agreements, stock option plan changes and due diligence costs on a strategic opportunity.

Selling, general, and administrative expenses for the six months ended September 30, 2010 were $888,018 compared to $524,994 for six months ended September 30, 2009, an increase of $363,024 or 69%.  Primary components of the increase were $239,000 in consulting expenses in connection with our CEO and board of directors search efforts which concluded during the second quarter of fiscal 2011 and $97,412 of share based compensation expense related to stock options vesting during the six month period ended September 30, 2010.

Income Taxes

For the six months ended September 30, 2010, the Company recorded tax expense of $933,116 compared with a recorded tax expense  for Federal and state income tax of $366,703 in the comparable periods last year. The estimated annual effective income tax rate for the current fiscal year is 37.3%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the state income tax rate of 8.75% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $1.7 million or $0.12 and $0.08 per share basic and fully diluted, respectively, for the six months ended September 30, 2010, as compared to net income of $1.2 million or $0.09 per share basic and $0.06 fully diluted for the six months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had working capital of $14.6 million as compared with working capital of $13.3 million at March 31, 2010, representing an increase of $1.3 million or 9%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	September 30, 2010	March 31, 2010	Change Amount	Percentage Change
Cash and cash equivalents	$9,236	$8,774	$462	5%
Accounts receivable, net	2,756	2,693	63	2%
Costs incurred on uncompleted contracts	4,333	2,750	1,583	58%
Raw material inventories	232	299	(67)	(23)%
Other current assets	341	404	(63)	(16)%
Deferred tax asset	314	304	10	3%
Accounts payable	951	445	506	114%
Accrued expenses	561	621	(60)	(10)%
Current maturity of long-term debt	813	809	4	--%
Progress billings in excess of cost of uncompleted contracts	279	56	223	395%

Cash provided by operations was $1.1 million for the six months ended September 30, 2010 as compared with cash used in operations of $1.4 million for the six months ended September 30, 2009. The increase in cash flows from operations is primarily the result of an increase in net income, deferred taxes and share based compensation when compared to the same period in the last fiscal year. An increase in manufacturing activity also led to a higher balance of costs allocable to undelivered units incurred on uncompleted projects during the period. Accounts payable and deferred revenue have increased since March 31, 2010 reflecting an increase in manufacturing activity and purchases during the period.

We invested $720,071 in new equipment and received proceeds of $60,000 from the sale of equipment during the six months ended September 30, 2010. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. The Company made its first payment in fiscal 2010 and its second payment of $695,520 in the period ended September 30, 2010. The Company is committed to make one more payment during fiscal 2011, with final payment due upon delivery which is anticipated to occur during the fourth quarter of fiscal 2011. The Company intends to borrow up to 80% of the purchase price in order to finance this purchase.  This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities.

Net cash provided by financing activities was $66,511 for the period ended September 30, 2010 as compared with net cash provided by financing activities of $521,042 for the period ended September 30, 2009. The Company borrowed nearly $1 million under its capital expenditure facility in the prior year to finance equipment placed in service during the prior year.  We paid down $405,993 of principal on our debt and capital lease obligations during the six months ended September 30, 2010, and our consolidated VIE WM Realty distributed $93,748 to its partners. During the second quarter, we borrowed an additional $556,416 under a capital equipment line of credit to finance the second payment due on the gantry mill noted above.

All of the above activity resulted in a net increase in cash of $0.5 million for the six months ended September 30, 2010 compared with a $0.9 million cash decrease for the six months ended September 30, 2009.

Debt Facilities

At September 30, 2010, WM Realty had an outstanding mortgage of $3.1 million on the real property that it leases to Ranor. The mortgage has a term of ten years, maturing November 1, 2016; bears interest at 6.85% per annum; and provides for monthly payments of principal and interest of $20,955. The monthly payments are based on a thirty-year amortization schedule, with the unpaid principal being due in full at maturity. WM Realty has the right to prepay the mortgage note upon payment of a prepayment premium of 5% of the amount prepaid if the prepayment is made during the first two years, and declining to 1% of the amount prepaid if the prepayment is made during the ninth or tenth year.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor. As a result of amendments to the loan and security agreement, we added a $2.0 million revolving credit facility, which was renewed on July 30, 2010 for an additional one-year term.  At September 30, 2010 there were no borrowings under the revolving note and maximum available under the borrowing formula was $2.0 million.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of September 30, 2010 and March 31, 2010 was $1.4 million and $1.7 million, respectively.

The term note is subject to various covenants that include the following: the loan collateral comprises all personal property of the Company, including cash, accounts receivable inventories, equipment, financial and intangible assets.  The Company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter.  Additionally, we must maintain an interest coverage ratio of at least 2.1 at the end of each fiscal quarter. Ranor’s obligations under the notes to the bank are guaranteed by TechPrecision.

As of September 30, 2010, the Company was in compliance with all debt covenants as the ratio of earnings available to cover fixed charges was 205% and the interest coverage ratio was 9:1 at September 30, 2010. In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis. We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line was equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of September 30, 2010, there was $750,759 outstanding under this facility.

Under a Staged Advance Facility, the bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the mill machine. All advances provide for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and September 30, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. TechPrecision has guaranteed the payment and performance from and by Ranor.

We believe that the $2.0 million revolving credit facility, which was renewed on July 30, 2010, and remained unused as of September 30, 2010; our capacity to access equipment-specific financing; our current cash balance of $9.2 million; and our cash flow from operations should be sufficient to enable us to satisfy our cash requirements at least through the end of fiscal 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

The securities purchase agreement pursuant to which we sold the Series A Convertible Preferred Stock to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.   Exhibits

(a)  Exhibits.

Exhibit No.	Description
10.1
Offer Letter by and among Techprecision Corporation and Mr. James Molinaro, dated July 15, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010)

10.2
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement by and among Techprecision Corporation and Mr. James Molinaro, dated July 21, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010)

31.1*	Rule 13a-14(a) certification of chief executive officer

31.2*	Rule 13a-14(a) certification of chief financial officer

32.1*	Section 1350 certification of chief executive and chief financial officers

* -- Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: November 15, 2010	By:	/s/ James S. Molinaro
James S. Molinaro Chief Executive Officer

/s/ Richard F.Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer

31.2	Rule 13a-14(a) certification of chief financial officer

32.1	Section 1350 certification of chief executive and chief financial officers