Form 10-Q
period 2010-12-31
TECHPRECISION CORP
filed 2011-02-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at January 31, 2011 was 14,783,346.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,928,509	$8,774,223
Accounts receivable, less allowance for doubtful accounts of $25,010	3,112,645	2,693,392
Costs incurred on uncompleted contracts, in excess of progress billings	5,375,775	2,749,848
Inventories - raw materials	193,151	299,403
Deferred tax asset	180,569	303,509
Prepaid expenses	166,807	159,854
Income taxes receivable	--	244,461
Total current assets	17,957,456	15,224,690
Property, plant and equipment, net	3,213,369	3,349,943
Equipment under construction	1,412,758	762,260
Deferred loan cost, net	185,662	87,640
Total assets	$22,769,245	$19,424,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,617,405	$444,735
Accrued expenses	436,734	620,600
Deferred revenues	784,336	56,376
Accrued taxes	243,280	--
Current maturity of long-term debt	1,371,766	809,309
Total current liabilities	4,453,521	1,931,020
Long-term debt	4,912,563	5,414,002
Commitments (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which
9,890,980 are designated as Series A Convertible Preferred Stock, with
9,661,482 shares issued and outstanding at December 31, 2010 and March 31, 2010
(liquidation preference of $2,753,523 at December 31, 2010 and March 31, 2010)	2,210,216	2,210,216
Common stock -par value $.0001 per share, 90,000,000 shares authorized,
issued and outstanding: 14,283,346 shares at December 31, 2010 and March 31, 2010	1,430	1,424
Additional paid in capital	2,909,135	2,903,699
Retained earnings	8,282,380	6,964,172
Total stockholders’ equity	13,403,161	12,079,511
Total liabilities and stockholders' equity	$22,769,245	$19,424,533

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$9,670,418	$5,255,591	$24,205,239	$23,691,616
Cost of sales	6,814,384	4,241,102	16,448,066	19,466,554
Gross profit	2,856,034	1,014,489	7,757,173	4,225,062
Operating expenses:
Salaries and related expenses	551,342	358,841	1,457,935	1,083,510
Professional fees	223,753	104,132	568,496	290,755
Selling, general and administrative	498,653	527,133	1,386,671	1,052,127
Total operating expenses	1,273,748	990,106	3,413,102	2,426,392
Income from operations	1,582,286	24,383	4,344,071	1,798,670
Other income (expenses):
Other income	--	12,000	62,875	12,000
Interest expense	(103,779)	(108,049)	(321,796)	(319,601)
Interest income	1,613	4,205	8,215	12,575
Finance costs	(110,931)	(4,257)	(116,110)	(12,770)
Total other expense	(213,097)	(96,101)	(366,816)	(307,796)
Income (loss) before income taxes	1,369,189	(71,718)	3,977,255	1,490,874
Income tax expense (benefit)	540,063	(276,415)	1,473,179	90,288
Net income	$829,126	$204,697	$2,504,076	$1,400,586
Net income per share of common stock (basic)	$0.06	$0.01	$0.18	$0.10
Net income per share (fully diluted)	$0.04	$0.01	$0.12	$0.07
Weighted average number of shares outstanding (basic)	14,283,346	14,214,542	14,248,601	14,013,210
Weighted average number of shares outstanding (fully diluted)	21,646,768	21,448,233	21,071,813	20,214,302

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended
	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net income	$2,504,076	$1,400,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,006	313,370
Gain on sale of equipment	(62,875)	(12,000)
Write-off deferred loan costs	68,188	--
Deferred income taxes	122,940	(157,392)
Share based compensation	120,399	29,216
Changes in operating assets and liabilities:
Accounts receivable	(419,253)	(562,222)
Inventory	106,252	55,013
Costs incurred on uncompleted contracts	(2,625,927)	(122,093)
Other current assets	237,508	29,979
Accounts payable	1,172,670	758,487
Accrued expenses	(183,866)	(641,135)
Accrued taxes	243,279	(211,203)
Deferred revenues	727,961	(2,240,019)
Net cash provided by (used in) operating activities	2,286,358	(1,359,413)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	60,000	12,000
Purchases of property, plant and equipment	(130,554)	(27,173)
Deposits on equipment	(650,498)	--
Net cash used in investing activities	(721,052)	(15,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to WM Realty partners	(1,326,162)	(140,627)
Proceeds from exercised stock options	15,501	6,648
Tax benefit from share based compensation	9,835	--
Deferred loan costs	(171,212)	--
Borrowings of long-term debt	4,321,544	919,297
Repayments of long-term debt	(4,260,526)	(499,388)
Net cash (used in) provided by financing activities	(1,411,020)	285,390
Net increase (decrease) in cash and cash equivalents	154,286	(1,088,656)
Cash and cash equivalents, beginning of period	8,774,223	10,462,737
Cash and cash equivalents, end of period	$8,928,509	$9,374,081

SUPPLEMENTAL CASH FLOWS INFORMATION: Cash paid during the year for
Interest expense	$321,796	$307,854
Income taxes	$878,754	$1,048,783

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS: Nine months ended December 31, 2009

The company placed $887,279 of equipment into service which was under construction at the beginning of the nine month period ended December 31, 2010. Also, on August 14, 2009, the Company entered into a warrant exchange agreement pursuant to which the Company agreed to issue 3,595,472 shares of Series A Convertible Preferred Stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. The warrants carried exercise prices ranging from $0.44 to $0.65 per share. Effective August 14, 2009, the warrants were surrendered, and the Company filed an amendment to its certificate of designation relating to its Series A Convertible Preferred Stock to increase the number of designated shares of Series A Convertible Preferred Stock and issued 3,595,472 shares of Series A Convertible Preferred Stock pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

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

On November 4, 2010 TechPrecision announced that it completed the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd., to meet growing demand for local manufacture and machining of components in China. The formation of this WFOE was made in consultation with a large customer in the Solar Energy industry, and is based on the significant growth in demand for solar and nuclear energy components in Asia, and especially in China. The customer provided the Company with a conditional $2.9 million initial purchase order for components, which will include materials transferred from Ranor to Wuxi Critical Mechanical Components Co., Ltd. to be machined in China and delivered to the customer. During the third quarter of fiscal 2011, the WFOE commenced organizational and start-up activities, and production will begin during the fourth quarter of fiscal 2011. Accordingly, the results of this wholly owned subsidiary will be included in the consolidated financial statements.

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

The accompanying consolidated balance sheets as of December 31, 2010 and March 31, 2010, consolidated statements of operations for the three- and nine-month periods ended December 31, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009 (Consolidated Financing Statements) are unaudited, but in the opinion of management, include all adjustments that are considered necessary for a fair presentation of the Company’s financial statements in accordance with U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The consolidated balance sheet as of March 31, 2010 was derived from audited financial statements. Certain prior year amounts in the consolidated statements of cash flows have been reclassified between line items for comparative purposes. The reclassifications did not affect the Company’s cash flows from operating activities or financial position.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the notes to consolidated financial statements of the Company in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

Fair Value of Financial Instruments

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) authoritative guidance, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB established a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1:  Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date. Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3:  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.  The carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, prepaid and accrued expenses, and notes payable, as presented in the balance sheet, approximate fair value.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of December 31, 2010 and March 31, 2010.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company wrote off $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  There was no bad debt expense recorded for the three month periods ended December 31, 2010 and 2009.

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

Derivative Financial Instruments

The Company is exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we may periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes. All derivatives are recorded on the balance sheet at fair value (see Note 7 to our Consolidated Financial Statements for information related to interest rate swaps).

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance. The Company determined that the convertible preferred shares and the accompanying warrants issued are equity instruments. Our preferred stock meets all conditions for classification as equity instruments. The Company had a sufficient number of authorized shares and there is no required cash payment or net cash settlement requirement. The holders of the Series A Convertible Preferred Stock have no right senior to the common stockholders other than the liquidation preference in the event of liquidation of the Company. The certificate of designation relating to the Series A Convertible Preferred Stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009.  The remaining 112,500 warrants expired on December 1, 2010.

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

Share Based Compensation

Share based compensation represents the cost related to common stock-based awards granted to employees. The Company measures stock based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.

Earnings per Share of Common Stock

Basic net income per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted net income per common share is calculated by dividing net income or loss by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of potential common stock issuable with respect to convertible preferred stock and share-based compensation using the treasury stock method.

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are rendered. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collectability is reasonably assured.

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

Variable Interest Entity (VIE)

Conforming to the authoritative FASB guidance for VIEs, under ASC 810 (see Note 8 to our Consolidated Financial Statements for more information related to the VIE), the Company has consolidated WM Realty, a variable interest entity, which entered into a building sale and leaseback contract with the Company in 2006. The Company repurchased the building and land from the VIE in December 2010. The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor.

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

In December 2009, the FASB issued update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.   This update amends the   FASB Accounting Standards Codification   for Statements 167. In September 2009, the FASB amended authoritative guidance for the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, the guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events, and also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this update as of April 1, 2010 and it did not have any impact on the Company’s accounting for its VIE.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	December 31, 2010	March 31, 2010
Land	$110,113	$110,113
Building and improvements	1,394,835	1,504,948
Machinery equipment, furniture and fixtures	5,072,885	4,974,302
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,744,188	6,645,605
Less: accumulated depreciation	(3,530,819)	(3,295,662)
Total property, plant and equipment, net	$3,213,369	$3,349,943

Depreciation expense for the nine months ended December 31, 2010 and 2009 was $270,004 and $300,559, respectively. All real and  personal property and fixtures of the Company are collateral for the Sovereign Bank long-term debt obligations (See Note 7 to our Consolidated Financial Statements).

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 2 to our Consolidated Financial Statements). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred. The following table sets forth information as to costs incurred on uncompleted contracts as of December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Cost incurred on uncompleted contracts, beginning balance	$5,149,663	$12,742,218
Plus: Total cost incurred on contracts during the period	18,020,426	14,652,700
Less: cost of sales, during the period	(16,448,066)	(22,245,255)
Cost incurred on uncompleted contracts, ending balance	$6,722,023	$5,149,663

Billings on uncompleted contracts, beginning balance	$2,399,815	$9,081,416
Plus: Total billings incurred on contracts, during the period	23,151,672	21,665,150
Less: Contracts recognized as revenue, during the period	(24,205,239)	(28,346,751)
Billings on uncompleted contracts, ending balance	$1,346,248	$2,399,815

Cost incurred on uncompleted contracts, ending balance	$6,722,023	$5,149,663
Less: Billings on uncompleted contracts, ending balance	(1,346,248)	(2,399,815)
Costs incurred on uncompleted contracts, in excess of progress billings	$5,375,775	$2,749,848

As of December 31, 2010 and March 31, 2010, the Company had deferred revenues totaling $784,336 and $56,375, respectively. Deferred revenues represent customer prepayments on their contracts. Costs incurred on uncompleted contracts in excess of progress billings are net of allowances for losses and were $243,714 and $172,413, on December 31, 2010 and March 31, 2010, respectively.

NOTE 5 - PREPAID EXPENSES

As of December 31, 2010 and March 31, 2010, the prepaid expenses included the following:	December 31, 2010	March 31, 2010
Prepaid insurance	$143,688	$128,927
Prepaid maintenance, material purchases	14,459	19,638
Other	8,660	11,289
Total	$166,807	$159,854

NOTE 6 - DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining bank loans. These costs are being amortized on a straight-line basis over the term of the related debt obligation. Deferred loan costs, net of amortization related to the prepayment of debt were charged to operations. As of the following dates deferred charges were:

	December 31, 2010	March 31, 2010
Beginning balance	$87,640	$150,259
Deferred loan costs related to new loans	171,212	--
Deferred loan costs, net of amortization related to prepayment of debt	(68,188)	--
Accumulated amortization	(5,002)	(62,619)
Ending balance	$185,662	$87,640

NOTE 7 – LONG-TERM DEBT and CAPITAL LEASE OBLIGATION

The following debt and capital lease obligations were outstanding on:

	December 31, 2010	March 31, 2010
Sovereign Bank Secured Term Note	$1,238,095	$1,715,034
Amalgamated Bank Mortgage Loan	--	3,078,764
Sovereign Bank Capital expenditure note, other	704,794	842,687
Sovereign Bank Staged advance note	556,416	556,416
MDFA Series A Bonds	3,183,212	--
MDFA Series B Bonds	581,916	--
Obligations under capital leases	19,896	30,410
Total long-term debt	6,284,329	6,223,311
Principal payments due within one year	(1,371,766)	(809,309))
Principal payments due after one year	$4,912,563	$5,414,002

On February 24, 2006, Ranor entered into a loan and security agreement with Sovereign Bank (Loan Agreement).  Pursuant to the agreement, as amended, the bank provided Ranor with a secured term loan of $4,000,000 (Term Note) and also extended to Ranor a revolving line of credit of up to $2,000,000 (Revolving Note).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (CapEx Note). On March 29, 2010, the bank agreed to extend to Ranor a loan facility (Staged Advance Note) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company and Ranor completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (MDFA) pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, Ranor, MDFA and Sovereign (as Bondowner and Disbursing Agent thereunder) (the MLSA).

In connection with the December 30, 2010 financing, the Company, through Ranor, executed an Eighth Amendment to the Loan Agreement (Eighth Amendment).  The Eighth Amendment incorporates Ranor’s borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement and provides that the Company and Ranor must, on a consolidated basis, agree to maintain a debt to equity leverage ratio of less than 3:1 for so long as any amounts are outstanding under the Loan Agreement. Ranor’s obligations under the notes to the bank are guaranteed by TechPrecision. Significant terms associated with the Sovereign debt facilities are summarized below.

The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of Ranor under the MLSA. Under the MLSA and the Eighth Amendment, we and Ranor make certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available for fixed charges to fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; Ranor’s leverage ratio will be less than or equal to 3:1; and a loan to value ratio regarding the property purchased from WM Realty of not greater than seventy-five percent (75%), as determined by Bondowner.

The Term Note is subject to various covenants that include the following: the loan collateral comprises all personal property of Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.  The company must also maintain a ratio of earnings available to cover fixed charges of at least 120% of the fixed charges for the rolling four quarters, tested at the end of each fiscal quarter, and maintain an interest coverage ratio of at least 2:1 at the end of each fiscal quarter. As of December 31, 2010 and March 31, 2010, the Company was in compliance with all debt covenants: leverage ratio was 0.70, the ratio of earnings to cover fixed charges was 273% and the interest coverage ratio was 13:1.

In the event of default, the lending bank may choose to accelerate payment of any amounts outstanding under the notes and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

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

MDFA Series A and B Bonds

The proceeds of the sale of the Series A Bonds will be used to finance the previously disclosed Ranor facility acquisition and proposed 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at Bella Drive in Westminster, Massachusetts, and the proceeds of the sale of the Series B Bonds will be used by Ranor to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, Ranor’s obligations to Sovereign and subsequent holders of the Bonds.

The initial rate of interest on the Series A and B bonds is 1.9606% for a period from the bond date to an including January 31, 2011, and the interest rate thereafter will be 65% times the sum of 275 basis points plus one-month LIBOR. Ranor will be required to make payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 and continuing on the first day of each month thereafter until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, Ranor and Sovereign entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010 (ISDA Master Agreement), pursuant to which the variable interest rates applicable to the loans made to Ranor pursuant to the MLSA were swapped for fixed interest rates of 4.14% on the A bonds and 3.63% on the B bonds.  Under the ISDA Master Agreement, Ranor and Sovereign have entered into two swap transactions, each with an effective date of January 3, 2011. The Swaps have notional amounts of $4,250,000 and $1,950,000, respectively, and will terminate on January 4, 2021.

Sovereign Bank Revolving Note:

The Revolving Note bears interest at a variable rate defined as the prime rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of December 31, 2010 and March 31, 2010. The facility was renewed on July 30, 2010 and the maturity date changed to July 31, 2011. The Company pays an unused credit line fee 0.25% on the average unused credit line amount in the previous month.

Sovereign Bank Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated because the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $704,794 outstanding under this facility at December 31, 2010.

Sovereign Bank Staged Advance Note:

The bank may loan to Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings will be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March and September 29, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the mill machine. On December 30, 2010 the Company paid down $556,416 of principal with the proceeds from the Series B Bonds and amended the term loan agreement with Sovereign to cap advances at $556,416, with no further advances permitted. At December 31, 2010, there was $556,416 outstanding under this facility. TechPrecision has guaranteed the payment and performance from and by Ranor.

Amalgamated Bank Mortgage Loan:

This mortgage loan was an obligation of WM Realty and was paid off in full in connection with the sale of the Westminster property on December 20, 2010 between Ranor and WM Realty. The mortgage had a term of 10 years, maturing November 1, 2016, and carried an annual interest rate of 6.85% with monthly interest and principal payments of $20,955.  The amortization was based on a 30 year term. Under the Purchase Agreement dated December 20, 2010, the parties agreed to share equally in the $91,448 prepayment penalty associated with the early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the WM Realty purchase agreement.

Capital Lease:

The Company also leases certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on December 31, 2011 and 2012 are $14,124 and $5,772, respectively. Interest payments included in the above total $856 and the present value of all future minimum lease payments total $19,040. Lease payments for capital lease obligations for the nine months ended December 31, 2010 totaled $10,513.

NOTE 8 - INCOME TAXES

For the nine months ended December 31, 2010 and 2009, the Company recorded Federal and State income tax expense of $1.5 million  and $90,288, respectively. The estimated annual effective tax rate for the nine months ended December 31, 2010 was 37.04%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the State of Massachusetts income tax rate of 9.5% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, share based compensation, and net operating loss carryforwards. During the period ended December 31, 2009, the Company recognized a deferred tax asset and a federal tax refund which reduced the tax provision by $287,487, thereby lowering the effective tax rate for the nine month period ending December 31, 2009 to 6.1%.

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At December 31, 2010, the Company recorded a deferred tax asset of $177,750. For the period ended December 31, 2010, the total increase in the valuation allowance was $7,632.

At of December 31, 2010, the Company’s federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of a more than 50% change in ownership from the reverse acquisition in February 2006 as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement. WM Realty was formed solely for this purpose and its partners are stockholders of the Company. The Company considers WM Realty a variable interest entity as defined by the FASB, and is therefore included in the Company’s consolidated financial statements.

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, Inc., purchased the property located at Bella Drive, Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor. Prior to consummation of the sale under the Purchase Agreement, the Company had leased the purchased property from WM Realty.

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase Agreement, the parties agree to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase Agreement.  In addition, the Purchase Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

For the nine months ended December 31, 2010 and 2009, WM Realty had net loss of $36,206 and net income of $98,614, and made capital distributions of $1.3 million and $140,622, respectively.

NOTE 10 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. As of December 31, 2010, the Company has one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock, but as a result of the failure to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2010, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 12,629,489 common shares underlying the Series A Convertible Preferred Stock as of December 31, 2010 and March 31, 2010.

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

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock. The Company had 9,661,482 shares of Series A Convertible Preferred Stock outstanding at December 31, 2010 and March 31, 2010.

Common Stock Purchase Warrants

On December 1, 2007, the Company entered into a contract with a third party pursuant to which the Company issued three-year warrants to purchase 112,500 shares of common stock at an exercise price of $1.40 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 5%, volatility of 28.5%, a term of three years, and the price of the common stock on December 1, 2007 of $0.285 per share, the value of the warrant was calculated at $0.0001 per share issuable upon exercise of the warrant, or a total of $11. Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital. At March 31, 2010, there were 112,500 warrants issued and outstanding. These warrants lapsed on September 1, 2010 as they were not exercised prior to the expiry of the warrant term.

Common Stock

The Company had 90,000,000 authorized common shares at December 31, 2010 and March 31, 2010, and there were 14,283,346 shares of common stock outstanding at December 31, 2010 and March 31, 2010. On September 30, 2010, we issued 52,500 shares in connection with the exercise of a non-qualified stock option and received proceeds of $15,500 on October 1, 2010 as a result of this transaction.

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

On July 1, 2010, the Company granted stock options to two directors to purchase 10,000 shares of common stock at an exercise price of $0.76 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in nine months and eighteen months from the grant date, respectively.

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

On December 8, 2010, the Company granted stock options to an employee to purchase 50,000 shares of common stock at an exercise price of $1.22 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

Fair value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the period ranged from 85% to 100% for volatility and a risk free interest rate of 1.31% to 2.12%. At December 31, 2010 there were 855,841 shares of common stock available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2010	850,827	$0.558
Granted	1,260,000	$0.726
Exercised	(52,500)	$0.295
Outstanding at 12/31/2010	2.058,327	$0.668	$1,919,325	7.38
Outstanding but not vested 12/31/2010	1,425,000	$0.712	$1,265,000	9.11
Exercisable and vested at 12/31/2010	633,327	$0.567	$654,325	2.96

As of December 31, 2010 there was $539,818 of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the period was $120,399.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At December 31, 2010, there were receivable balances outstanding from three customers comprising 83% of the total receivables balance; the largest balance from a single customer represented 60% of our receivables balance, while the smallest balance from a single customer making up this group was 9%.  The Company recorded bad debt expense of $234,999 in connection with a single customer who has failed to make any payments for goods purchased during the 2009 calendar year.  The Company has determined that collection efforts will not be successful and has written off the balance related to this receivable in December, 2010.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably. The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the nine months ended:

	December 31, 2010		December 31, 2009
Customer	Dollars	Percent	Dollars	Percent
A	$13,451,394	56%	$11,717,071	49%
B	$4,211,343	17%	$3,853,692	16%

NOTE 13 – COMMITMENTS

Operating Leases

Ranor, Inc. has leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the nine months ended on December 31, 2010 and 2009, respectively the Company’s rent expense was $324,194. Since the Company consolidated the operations of WM Realty, a variable interest entity, the rental expense is eliminated in consolidation, the building was carried at cost and depreciation is expensed.

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, Inc., purchased the property in Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor.

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase Agreement.  In addition, the Purchase Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term.

On November 17, 2010, the Company entered into a lease agreement with Center Valley Parkway Associates, L.P. pursuant to which the Company will lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as the Company’s corporate headquarters.  The Company will take possession of the Property on or around April 1, 2011.  Under the Lease, the Company’s payment obligations are deferred until the fifth month after it takes possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, the Company will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. The Company may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property.

Future minimum lease payments required under operating leases in the aggregate, at December 31, 2010, totaled $302,198.  The totals for each annual period ended December 31: 2011 - $60,008, 2012 - $65,640, 2013- $58,850, 2014-58,850, 2015-58,850, and thereafter $39,233.

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

The Company has employment agreements with its executive officers. Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment for future salaries at December 31, 2010, excluding bonuses, was approximately $745,000.

NOTE 14 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Basic EPS
Net income	$829,126	$204,697	$2,504,076	$1,400,586
Weighted average number of shares outstanding	14,283,346	14,214,542	14,248,601	14,013,210
Basic income per share	$0.06	$0.01	$0.17	$0.07
Diluted EPS
Net income	$829,126	$204,697	$2,504,076	$1,400,586
Dilutive effect of stock options, warrants and preferred stock	7,363,422	7,233,691	6,823,213	6,201,092
Diluted weighted average shares	21,646,768	21,448,233	21,071,813	20,214,302
Diluted income per share	$0.04	$0.01	$0.12	$0.07

During the nine months ended December 31, 2010 there were 457,500 shares of potentially anti-dilutive stock options and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 15 – SUBSEQUENT EVENTS

On January 1, 2011, a Series A Convertible Preferred Stock shareholder elected to convert 382,500 of preferred stock into common stock. The Company issued 500,000 shares of common stock in connection with this conversion. There were 9,278,982 and 14,783,346 shares of Series A Convertible Preferred Stock and common stock issued and outstanding at January 31, 2011, respectively.

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

 Overview

We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities consist of fabrication operations, which include cutting, press and roll forming, assembly, welding, heat treating, blasting and painting, and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), materials procurement, and production control (scheduling, project management and expediting).

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

During the years ended March 31, 2009 and 2008, demand for our services was relatively strong. However, recessionary pressures began to affect the requirements of our customers in October 2008.  GT Solar, which has been our largest customer for each of the past three fiscal years, slowed production significantly during the second half of the fiscal year ended March 31, 2009 and in April 2009, canceled the majority of its outstanding purchase orders.  Beginning in December 2009, we began to see an improvement in the volume of requests for quotes and order placements from our customers, including our largest customer and reported that our backlog had reached $21.5 million as of March 31, 2010.  We ended the third quarter of the fiscal year ending March 31, 2011 (Fiscal 2011) with an order backlog of $27.2 million. We expect to deliver this backlog during the years ended March 31, 2011 and March 31, 2012. Included in our backlog at December 31, 2010 were $8.8 million of purchase orders from GT Solar.

A significant portion of our revenue is generated by a small number of customers. For the nine months ended December 31, 2010, our largest customer, GT Solar, accounted for 56% of our revenue and BAE Systems accounted for 17% of our revenue. In the year ended March 31, 2010, GT Solar and BAE Systems accounted for approximately 52% and 14% of our revenue, respectively.

The Company historically has experienced, and continues to experience, customer concentration.  In any year, it is likely that five to six significant customers (albeit not always the same customers from year to year) will account for 5% to 60% individually and up to 91% in the aggregate of our total annual revenues.  A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the bank may be entitled to cancel the facilities.  If the bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

Our contracts are generated both through negotiation with customers and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of our ability to perform on time, our history of performance, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the nine months ended December 31, 2010, our sales and net income were $24.2 million and $2.5 million, as compared to sales of $23.7 million and net income of $1.4 million for the nine months ended December 31, 2009.  Our gross margin for the nine months ended December 31, 2010 was 32% as compared to 17.8% for the nine months ended December 31, 2009, reflecting increased sales volume and higher capacity utilization during the quarter ended December 31, 2010. A majority of the sales and production volume during the first nine months of fiscal 2011 was attributed to new orders from GT Solar, our largest customer, as well as higher volumes of business from several other customers.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract and we do not sell from inventory, we must constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During this period, we will continue to incur overhead expense while generating less revenue, resulting in lower operating margins. Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. We did not derive any significant revenue from the nuclear power industry during the quarter ended December 31, 2010, but nuclear-related revenues were $1.8 million for the year ended March 31, 2010 (fiscal 2010). Currently, nuclear-related orders constituted approximately 7% of our December 31, 2010 backlog.  Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications in the medical industry.  These efforts include the development and fabrication of radioactive isotope transportation/storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  Net sales from our proton beam therapy customer accounted for $1.7 million and $3.7 million, or 6% and 9.7%, respectively, of our total net sales for the years ended March 31, 2010 and 2009, respectively.  During the nine month period ending December 31, 2010, net sales to our proton beam therapy customer were $1.2 million, or 5% of sales.

On November 4, 2010, we announced the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd., to meet growing demand for local manufacture and machining of components in China. We formed this WFOE in consultation with our largest customer in the solar energy industry, and it is based on the significant growth in demand for solar and nuclear energy components in Asia, and especially China. The customer provided us with a conditional $2.9 million initial purchase order for components, which will include materials transferred from Ranor to our WFOE to be machined in China and delivered to the customer. During the third quarter of fiscal 2011, the WFOE commenced organizational and start-up activities, and production is expected to as early as the fourth quarter of fiscal 2011.

Expansion of Manufacturing Capabilities

In addition to the possible expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities. Under this purchase commitment, the Company is obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery approximately one year from the purchase order date. A portion of the proceeds from the municipal bond financing may be used to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including remaining payments for the gantry mill machine.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our unaudited financial statements for the three months ended December 31, 2010, from the assumptions, estimates and judgments used in the preparation of our 2010 audited financial statements.

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

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. We have written agreements with our customers that specify contract prices and delivery terms. We recognize revenues only when the collection prospects are reasonably assured.

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

Variable Interest Entity

We have consolidated WM Realty, a variable interest entity controlled by our director, Andrew Levy, from which we leased real property located at Bella Drive, Westminster, Massachusetts.  On December 20, 2010, through our wholly owned subsidiary, Ranor, Inc. (Ranor), we purchased this property pursuant to a Purchase and Sale Agreement by and among WM Realty and Ranor. Concurrent with the property purchase, the lease between Ranor and WM Realty was terminated.

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

As of March 31, 2010, our federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forwards of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macro economic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

Our results of operations are also impacted by a number of other factors including, among other things, success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or a cancellation of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

During the nine months ended December 31, 2010, we benefited from renewed orders sourced by our largest customer, GT Solar, which began placing new orders in January 2010, after its significant order cancellation in April 2009.  Sales of finished goods to GT Solar during the nine months ended December 31, 2010 totaled $13.5 million as compared to $3.1 million in finished good sales and an inventory transfer of $8.9 million totaling $9.7 million during the same period in the prior year.  During the last quarter of the year ended March 31, 2010, we began to see signs of recovery within the solar sector in the form of new production orders placed by our largest customer and a build-up in our sales order backlog. During the nine months ended December 31, 2010, our backlog increased from $21.5 million at March 31, 2010 to $26.4 million as of December 31, 2010.  The December 31, 2010 backlog included $7.7 million in orders from GT Solar. The comparable backlog at December 31, 2009 was $14.4 million and included $2.4 million in orders from GT Solar.

 Three Months Ended December 31, 2010 and 2009

The following table sets forth information from our statements of operations for the three months ended December 31, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):

	December 31, 2010		December 31, 2009		Changes
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$9,670	100%	$5,255	100%	$4,415	84%
Cost of sales	6,814	70%	4,241	81%	2,573	61%
Gross profit	2,856	30%	1,014	19%	1,842	182%
Payroll and related costs	551	6%	359	7%	192	54%
Professional expense	224	2%	104	2%	120	160%
Selling, general and administrative	499	5%	527	10%	(28)	(5)%
Total operating expenses	1,274	13%	990	19%	284	29%
Income from operations	1,582	17%	24	--%	1,558	6492%
Interest expense	(104)	(1)%	(108)	(2)%	4	(4)%
Other income (expense)	(109)	(2)%	12	--%	(121)	1008%
Income (loss) before income taxes	1,369	14%	(72)	(2)%	1,441	2001%
Income tax expense (benefit)	540	6%	(276)	(6)%	816	(296)%
Net income	$829	8%	$204	4%	$625	306%

Net Sales

Net sales increased by $4.4 million, or 84%, to $9.7 million for the three months ended December 31, 2010 when compared to the same period last year.  Net sales to our largest customer increased by $3.3 million on a comparative basis, primarily driven because of higher demand for products in the alternative energy markets. Net sales to customers in all other markets were flat when compared to the three months ended December 31, 2009.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended December 31, 2010 increased by $2.6 million to $6.8 million, or 61%, from $4.2 million for the same period in fiscal 2010. The increase in the cost of sales was principally due to an increase in shipments to our customers in the alternative energy markets. Gross profit was $2.9 million or 30% of net sales compared with $1.0 million or 19% of net sales for the three month periods ended December 31, 2010 and 2009, respectively.  The improvement in gross profit over the prior year is due to improved capacity utilization during the three months ended December 31, 2010, primarily driven by increased production activity and the number of projects in progress compared to lower production levels for the same prior year period.

Operating Expenses

Our payroll and related costs were $551,342 for the three months ended December 31, 2010 as compared with $358,841 for the three months ended December 31, 2009. The 54% increase in payroll and related costs was due to a return to full staffing levels at Ranor and executive headcount increases at the corporate level when compared with staffing levels during the same prior year period.

Professional fees increased to $223,753 for the three months ended December 31, 2010 from $104,132 for the three months ended December 31, 2009. This increase of 115% was primarily attributable to an increase in legal costs associated with SEC filings, employment agreements, amendments to the Company’s stock option plan and investigation and structuring of a strategic initiative, and closing costs related to the purchase of the Westminster facility and the related municipal bond financing.

Selling, administrative and other expenses for the three months ended December 31, 2010 were $498,653 compared to $527,133 for three months ended December 31, 2009, representing a decrease of $28,480 or 5%.  Increased travel and administrative expenses related to business expansion and development activities were more than offset by the absence of a bad debt expense in fiscal 2011. Bad debt expense of $234,999 was recorded in the third quarter of fiscal 2010.

Interest Expense

Interest expense was $103,779 and $108,049 for the three months ended December 31, 2010 and 2009, respectively. Interest expense for the fiscal 2011 period decreased by 4% due to lower average levels of long-term debt. Other finance expenses include a prepayment penalty and write off of deferred costs related to the termination of debt in connection with the purchase of the Westminster facility from WM Realty.

Income Taxes

For the three months ended December 31, 2010, the Company recorded tax expense of $540,063 compared with a tax benefit of $276,415 in the fiscal 2010 comparable period last year. The estimated annual effective income tax rate for the current fiscal year is 37%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and state income tax rate of 6.27% was due primarily to differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards. During the three months ended December 31, 2009, the Company recognized a deferred tax asset and a federal tax refund which reduced the tax provision by $287,487.

Net Income

As a result of the factors described above, our net income was $829,126, or $0.06 and $0.04 per share basic and diluted, respectively, for the three months ended December 31, 2010, compared to net income of $204,697, or $0.01 per share basic and fully diluted, for the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 and 2009

The following table sets forth information from our statements of operations for the nine months ended December 31, 2010 and 2009, in dollars and as a percentage of revenue (dollars in thousands):

	December 31, 2010		December 31, 2009		Changes 2010 to 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$24,205	100%	$23,692	100%	$513	2%
Cost of sales	16,448	68%	19,467	82%	(3,019)	(16)%
Gross profit	7,757	32%	4,225	18%	3,532	84%
Payroll and related costs	1,458	6%	1,083	5%	375	35%
Professional expense	568	2%	291	1%	277	95%
Selling, general and administrative	1,387	6%	1,052	4%	335	32%
Total operating expenses	3,413	14%	2,426	10%	987	41%
Income from operations	4,344	18%	1,799	8%	2,545	141%
Interest expense	(322)	(2)%	(320)	(2)%	(2)	1%
Other income (expense)	(45)	-%	12	--%	(57)	5%
Income before income taxes	3,977	16%	1,491	6%	2,486	167%
Income tax expense	1,473	6%	90	--%	1,383	1537%
Net income	$2,504	10%	$1,401	6%	$1,103	79%

Net Sales

Net sales increased by $513,623, or 2%, to $24.2 million for the nine months ended December 31, 2010.  Sales to the Company’s largest customer during the fiscal 2010 second quarter included an $8.9 million one-time inventory transfer triggered by that customer’s April 2009 cancellation of its then open purchase orders.  Excluding this one-time inventory transfer in the prior year, sales increased by $9.4 million, or 68%, to $24.2 million from $14.8 million on a comparative basis, primarily driven by higher demand for products in the alternative energy markets.  We believe this comparison is useful because the inventory transfer completed during the fiscal 2010 second quarter is unlikely to recur in the near term. Sales to our largest customer during the nine month period ended December 31, 2010 were $13.5 million compared to $11.7 million during the comparable nine month period ended December 31, 2009.  The table below highlights components of net sales for the nine month periods (dollars in millions):

	2010	2009
Inventory transfer to largest customer	$--	$8.9
Other sales to largest customer	13.5	3.1
Sales to all other customers	10.7	11.7
Total Net sales	$24.2	$23.7

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2010 decreased by $3.0 million or 16% to $16.4 million from $19.5 million for the comparative period in fiscal 2010.  The decrease in the cost of sales was principally due to the impact of the $8.9 million inventory transfer to our largest customer in the prior year.  Excluding the inventory transfer, the cost of sales would have increased by $4.9 million or 43% over the prior year, due to increased production to meet demand from our largest customer.  Gross profit was $7.8 million or 32.1% of net sales compared with $4.2 million or 17.8% of net sales for the nine month periods ended December 31, 2010 and 2009, respectively.   The improvement in gross profit over the prior year is due to improved capacity utilization during the nine month period ended December 31, 2010.  The inventory transfer, which was completed in August 2009, carried a gross margin that was lower than we generally obtain for our processing services and therefore reduced overall gross margin for the nine month period ending December 31, 2009.

Operating Expenses

Payroll and related costs were $1.5 million for the nine months ended December 31, 2010 as compared with $1.1 million for the nine months ended December 31, 2009. The $374,425 or 35% increase in payroll and related costs was due primarily to increased headcount in the executive and business development functions and a return to full staffing levels at Ranor during fiscal 2011.

Professional fees increased to $568,496 for the nine months ended December 31, 2010 from $290,755 for the nine months ended December 31, 2009. The increase of $277,741 or 96%, was primarily attributable to an increase in legal costs associated with SEC filings, employment agreements, stock option plan changes, due diligence costs on a strategic opportunity, and costs associated with the purchase of the Westminster property and the related municipal bond financing.

Selling, general, and administrative expense for the nine months ended December 31, 2010 was $1.4 million compared to $1.1 million for nine months ended December 31, 2009, representing an increase of $334,544, or 32%.  Primary components of the increase were  consulting expenses in connection with our CEO and board of directors search efforts, which concluded during the second quarter of fiscal 2011, and share based compensation expense of $129,399 related to stock options vesting during the nine month period ended December 31, 2010.

Interest Expense

Interest expense increased by 1% for the nine months ended December 31, 2010 to $321,796 compared with $319,601 for the nine months ended December 31, 2010 as average levels of long-term debt and interest rates were relatively unchanged. Other finance expenses include a prepayment penalty and write off of deferred costs related to the termination of debt in connection with the sale and purchase of the Ranor Westminster facility.

Income Taxes

For the nine months ended December 31, 2010, the Company recorded tax expense of $1.5 million compared with recorded tax expense for federal and state income tax of $90,288 last year. The estimated annual effective income tax rate for the current fiscal year is 37%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the state income tax rate of 6.27% was due primarily to differences in the lives and methods used to depreciate our property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards. During the period ended December 31, 2009, the Company recognized a deferred tax asset and a federal tax refund which reduced the tax provision by $287,487, thereby lowering the effective tax rate for the nine month period ending December 31, 2009 to 6.1%.

Net Income

As a result of the foregoing, our net income was $2.5 million or $0.18 and $0.12 per share basic and fully diluted, respectively, for the nine months ended December 31, 2010, as compared to net income of $1.4 million or $0.10 per share basic and $0.07 fully diluted for the nine months ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had working capital of $13.5 million as compared with working capital of $13.3 million at March 31, 2010, representing an increase of $170,158 or 1%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	December 31, 2010	March 31, 2010	Change Amount	Percentage Change
Cash and cash equivalents	$8,929	$8,774	$155	2%
Accounts receivable, net	3,112	2,693	419	16%
Costs incurred on uncompleted contracts	5,376	2,750	2,626	95%
Raw material inventories	193	299	(106)	(35)%
Other current assets	167	404	(237)	(59)%
Deferred tax asset	181	304	(123)	(41)%
Accounts payable	1,617	445	1,172	264%
Accrued expenses and taxes	680	621	59	10%
Current maturity of long-term debt	1,372	809	563	70%
Progress billings in excess of cost of uncompleted contracts	784	56	728	1300%

Cash provided by operations was $2.3 million for the nine months ended December 31, 2010 as compared with cash used in operations of $1.4 million for the nine months ended December 31, 2009. The increase in cash flows from operations is primarily the result of an increase in net income, an increase in share based compensation and a reduction in deferred tax assets when compared to the same period in the last fiscal year. An increase in manufacturing activity also led to a higher balance of costs allocable to undelivered units incurred on uncompleted projects during the period. Accounts payable and deferred revenue have increased since March 31, 2010 reflecting an increase in manufacturing activity and purchases during the period.

The Company invested $781,052 in new equipment and received proceeds of $60,000 from the sale of equipment during the nine months ended December 31, 2010. On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill totaling $2.3 million. The Company made its first payment in fiscal 2010 and its second payment of $695,520 in the period ended September 30, 2010. The Company is committed to make one more payment during fiscal 2011, with final payment due upon delivery which is anticipated to occur during the fourth quarter of fiscal 2011. A portion of the proceeds from the municipal bond financing may be used to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including remaining payments for the gantry mill.

Net cash used in financing activities was $1.4 million for the period ended December 31, 2010 as compared with net cash provided by financing activities of $285,930 for the period ended December 31, 2009. We borrowed $3.1 million under a new bond agreement with the Massachusetts Development Financing Agency, administered by Sovereign bank, and used the proceeds to repurchase land and building owned by a consolidated VIE, WM Realty. In addition, we borrowed an additional $0.6 million under the same agreement to refinance debt under a capital equipment line of credit used to fund the second payment on the gantry mill noted above. In addition, we paid down $694,309 of principal under an existing capital expenditure facility and $428,571 of principal on a term loan with Sovereign bank, and our consolidated VIE, WM Realty, distributed $1.3 million to its partners. During the same period in the prior year, the Company borrowed $0.9 million under its capital expenditure facility to finance equipment placed in service during fiscal 2010.

All of the above activity resulted in a net increase in cash of $154,286 for the nine months ended December 31, 2010 compared with a $1.1 million cash decrease for the nine months ended December 31, 2009.

Debt Facilities

On December 30, 2010, the Company and Ranor completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (MDFA) pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, Ranor, MDFA and Sovereign (as Bondowner and Disbursing Agent thereunder) (the MLSA).

The proceeds of the sale of the Series A Bonds may be used to finance the previously disclosed acquisition and a proposed 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at Bella Drive in Westminster, Massachusetts, and the proceeds of the sale of the Series B Bonds may be used by Ranor to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and we further guarantee, Ranor’s obligations to Sovereign and subsequent holders of the Bonds.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor (Loan Agreement). As a result of amendments to the loan and security agreement, we added a $2.0 million revolving credit facility, which was renewed on July 30, 2010 for an additional one-year term.  At December 31, 2010 there were no borrowings under the revolving note and maximum available under the borrowing formula was $2.0 million.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converts from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of December 31, 2010 and March 31, 2010 was $1.4 million and $1.7 million, respectively.

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

As of December 31, 2010, the Company was in compliance with all debt covenants as the ratio of earnings available to cover fixed charges was 273% and the interest coverage ratio was 13:1. In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

In connection with the December 30, 2010 financing, the Company, through its wholly owned subsidiary, Ranor, Inc., executed an Eighth Amendment to the Loan Agreement.  The Eighth Amendment incorporates Ranor’s borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement and provides that the Company and Ranor must, on a consolidated basis, agree to maintain a debt to equity leverage ratio of less than 3:1 for so long as any amounts are outstanding under the Loan Agreement. As of December 31, 2010, the Company’s consolidated debt to equity ratio was 0.70 and was in compliance with the debt covenant.  Ranor’s obligations under the notes to the bank are guaranteed by TechPrecision.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis. We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line was equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2010, there was $704,794 outstanding under this facility.

Under a Staged Advance Facility, the bank agreed to loan Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the mill machine. All advances provide for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and September 30, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. On December 30, 2010, the Company paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the term loan agreement with Sovereign to cap advances at $556,416, with no further advances permitted. TechPrecision has guaranteed the payment and performance from and by Ranor.

We believe that the $2.0 million revolving credit facility, renewed on July 30, 2010 and unused as of December 31, 2010, our capacity to access equipment-specific financing, plus our current cash balance of $8.9 million and ability to generate cash from operations, should be sufficient to enable us to satisfy our cash requirements at least through the end of calendar year 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

The securities purchase agreement pursuant to which we sold the Series A Convertible Preferred Stock to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises. In the event that we make an acquisition, we may require additional financing for the acquisition. We have no commitment from any party for additional funds, however, the terms of our agreement with Barron Partners, particularly the right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing. We have no off-balance sheet assets or liabilities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.   Exhibits

(a)  Exhibits.

Exhibit No.	Description
4.1*	Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue Series 2010a, dated December 30, 2010, in the principal amount of $4,250,000.

4.2*	Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue Series 2010b, dated December 30, 2010, in the principal amount of $1,950,000.

10.1*	Lease Agreement, dated November 17, 2010, by and among Center Valley Parkway Associates, L.P. and TechPrecision Corporation.

10.2*	Amended and Restated 2006 Long-Term Incentive Plan (adopted November 22, 2010).

10.3*	Purchase and Sale Agreement, dated December 20, 2010, by and among WM Realty Management LLC and Ranor, Inc.

10.4*	Eighth Amendment to Loan Agreement, dated December 30, 2010, by and among Ranor, Inc. and Sovereign Bank.

10.5*	Mortgage, Loan and Security Agreement, dated December 1, 2010, by and among Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank.

10.6*	ISDA Master Agreement, dated December 30, 2010, by and among Sovereign Bank and Ranor, Inc.

10.7*	Bond Purchase Agreement, dated December 30, 2010, by and among Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank.

31.1*	Rule 13a-14(a) certification of chief executive officer

31.2*	Rule 13a-14(a) certification of chief financial officer

32.1*	Section 1350 certification of chief executive and chief financial officers

* -- Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: February 14, 2011	By:	/s/ James S. Molinaro
James S. Molinaro Chief Executive Officer

/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue Series 2010a, dated December 30, 2010, in the principal amount of $4,250,000.

4.2	Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue Series 2010b, dated December 30, 2010, in the principal amount of $1,950,000.

10.1	Lease Agreement, dated November 17, 2010, by and among Center Valley Parkway Associates, L.P. and TechPrecision Corporation.

10.2	Amended and Restated 2006 Long-Term Incentive Plan (adopted November 22, 2010).

10.3	Purchase and Sale Agreement, dated December 20, 2010, by and among WM Realty Management LLC and Ranor, Inc.

10.4	Eighth Amendment to Loan Agreement, dated December 30, 2010, by and among Ranor, Inc. and Sovereign Bank.

10.5	Mortgage, Loan and Security Agreement, dated December 1, 2010, by and among Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank.

10.6	ISDA Master Agreement, dated December 30, 2010, by and among Sovereign Bank and Ranor, Inc.

10.7	Bond Purchase Agreement, dated December 30, 2010, by and among Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank.

31.1	Rule 13a-14(a) certification of chief executive officer

31.2	Rule 13a-14(a) certification of chief financial officer

32.1	Section 1350 certification of chief executive and chief financial officers