Form 10-K
period 2011-03-31
TECHPRECISION CORP
filed 2011-06-29
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-19879

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3477 Corporate Parkway, Suite 140 Center Valley, PA	18034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(484) 693-1700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒    No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,853,769.

The number of shares outstanding of the registrant’s common stock as of June 17, 2011 was 15,422,888.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders of TechPrecision Corporation, which will be filed with the Commission within 120 days of March 31, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Description of Business.

Our Business

Through our wholly-owned subsidiaries, Ranor, Inc. (Ranor), located in Westminster MA, USA, and Wuxi Critical Mechanical Components Co., Ltd. (WCMC), located in Wuxi City, Jiangsu Province, People’s Republic of China (PRC), we are a global manufacturer of precision, large-scale fabricated and machined metal components and systems. These products are used in a variety of markets including: renewable energy (solar and wind), medical, nuclear, defense, industrial, and aerospace. TechPrecision's mission is to be the leading end-to-end global service provider to its markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

On November 4, 2010, we announced the formation of our Chinese subsidiary, WCMC, to meet growing demand for local manufacture and machining of components in China. We formed WCMC in consultation with our largest customer in the solar energy industry, and in order to build on the significant growth in demand for solar and nuclear energy components in Asia in general, and in China in particular. During the third and fourth quarters of our fiscal year ended March 31, 2011 (fiscal 2011), we undertook organizational and start-up activities at WCMC, including forming the entity, obtaining the necessary licenses to conduct business in China, and identifying and qualifying manufacturing subcontractors and partners within China. Production began during the fourth quarter of fiscal 2011, and on March 30, 2011, WCMC shipped initial production units to our largest customer, which had been pre-certified and pre-accepted by this customer prior to shipment. During the first half of our fiscal year ending March 31, 2012 (fiscal 2012), we plan to increase production capacity through WCMC to meet the projected demand of our solar energy customer.  Accordingly, we anticipate that WCMC will have a more material contribution to our operations in fiscal 2012.

About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor, Inc., a Delaware corporation that, together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, our sole business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation. Our acquisition of Ranor was accounted for as a reverse acquisition.

On January 31, 2010, Wuxi Critical Mechanical Components, Co. Ltd., our Chinese subsidiary, received our certificate of approval for WCMC’s establishment. WCMC was formed to support our largest customer in achieving its goal of migrating its strategic supply chain to China. Since forming WCMC, we have received numerous inquiries from current and prospective customers on the prospect of sourcing the manufacturing of their critical components in China.

Our executive offices are located at Saucon Valley Plaza, 3477 Corporate Parkway, Suite 140, Center Valley, PA 18034, and our telephone number is (484) 693-1700. Our website is www.TechPrecision.com. Information on our website or any other website is not part of this annual report.

References in this annual report to “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise.

General

Our manufacturing operations within the U.S. are situated on approximately 65 acres in North Central Massachusetts. Our 125,000 square foot facility is the home for state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, and painting) and machining operations (CNC (computer numerical controlled) horizontal and vertical milling centers). We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), and production control (scheduling, project management and expediting). During the fourth quarter of fiscal 2011, we initiated an expansion project at our Massachusetts facility that will expand our manufacturing capacity by an additional 19,500 square feet.  This expansion project is expected to be completed in August 2011 at a cost of approximately $1.5 million, which is financed in part from the proceeds of a Massachusetts Development Authority bond financing that was completed in December 2010.

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

Our operations in China are conducted through WCMC. WCMC provides large-scale precision component fabrication and machining solutions for Asia’s solar and wind power markets. WCMC is co-located with one of the largest forges in the industry and is positioned to provide our customers with quality, durable, and efficient current and next-generation components that address industry-specific needs. WCMC is licensed in the PRC as a trading company, allowing it to partner freely with multiple manufacturers within China to source the manufacturing capacity and expertise required by our customers and their product designs.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency.  In general, we do not design the products, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any typical product on an on-going basis. We do not own any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific products within the capability of our resources.

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

Changes in market demand for our manufacturing expertise can be significant and sudden and require us to be able to adapt to the collective needs of the customers and industries that we serve. Understanding this dynamic, we have developed the capability to transform our workforce to manufacture products for customers across different industries.

Examples of the industries we serve and the products that we have manufactured during recent years include, but are not limited to:

Alternative Energy:
Customer proprietary production components used to manufacture solar panels
Wind turbine components

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

Medical:
Components and major assemblies for proton beam accelerators for cancer treatment

Source of Supply

Manufacturing operations are partly dependent on the availability of raw materials. Raw material requirements vary with each contract and are dependent upon customer requirements and specifications. We have established relationships with numerous suppliers. We consistently seek to initiate new contacts in order to establish alternate sources of material supply to reduce our dependency on any one supplier. The purchase of raw material is subject to the customer’s purchase order requirements, and not based on speculation or long-term contract awards. Some contracts require the use of customer-supplied raw materials in the manufacture of their product.

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead delivery schedules. During the fiscal years ended March 31, 2011 and March 31, 2010 (fiscal 2010) a supplier that provided forging, Steel Industries Acquisition, Inc., accounted for 12% and 14% of our purchased material, respectively. One other supplier, Northland Stainless, Inc., accounted for 11% of our purchased material. No other suppliers provided 10% or more of purchased raw material in fiscal years 2011 or 2010.

Marketing

While we have had significant customer concentration over the past three years, we are engaged in the development of marketing initiatives to broaden our customer base as well as the industries we serve. We maintain an active marketing and sales department and have expanded our marketing and sales efforts during the past year. We market to our existing customer base and we initiate contacts with new potential customers through various sources including personal contact, customer referrals, and trade show participation. A portion of our business is the result of competitive bidding processes while a significant portion is from contract negotiation. We believe that the reputation we have earned from our current customers represents an important aspect of our marketing effort.

Requests for quotations received from customers are reviewed to determine the specific requirements and our ability to meet these requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid, to several months for a negotiation bid before the customer awards a contract.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of more discrete projects for numerous other customers. As the industry and markets change, our major customers may also change.

Our largest customer for the years ended March 31, 2011 and 2010 was GT Solar Inc. GT Solar accounted for 54% of our net sales for the year ended March 31, 2011 as compared with 52% of total net sales for the year ended March 31, 2010.

Our business is dependent on the purchase orders received from our customers for work, and at this time, we do not have any long-term contracts with any customer. The Company historically has experienced and continues to experience, customer concentration. A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  Sales to our top six customers accounted for 86% of total net sales for fiscal 2011 and fiscal 2010.

Our customer base consists of many businesses in the markets identified above.  The revenue derived from these markets during fiscal  2011 and fiscal 2010 is highlighted within the table below (dollars in thousands):

March 31	2011		2010
Customer Net Sales	Amount	Percent	Amount	Percent
Alternative Energy	$20,208	62%	$14,754	52%
Defense	7,555	23%	7,348	26%
Medical	1,840	6%	1,715	6%
Commercial	1,244	4%	1,788	7%
Aerospace	701	2%	961	3%
Nuclear	201	1%	1,780	6%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by each customer that accounted for 10% or more of our revenue in either of the two past fiscal years ended (dollars in thousands):

March 31	2011		2010
Customer Net Sales	Amount	Percent	Amount	Percent
GT Solar Inc.	$17,763	54%	$14,721	52%
BAE Systems	$4,876	15%	$3,854	14%

GT Solar is an alternative energy company that engaged us to provide a component for its proprietary solar related product. BAE Systems is a global defense, security and aerospace company that engaged us to provide fabrication and machining services for military components constructed of large exotic alloy forgings and ancillary equipment. For each of these customers,  manufacturing of the product and generation of revenue is based on purchase orders issued to us for completion of the different aspects of the projects.

For the year ended March 31, 2011, we generated $148,891 in revenue from our Chinese subsidiary, WCMC. WCMC shipped its first production units to a customer in Asia in March 2011. We plan to increase our production activities in China and expect WCMC to contribute a more significant portion of our consolidated revenues in future periods.

As of March 31, 2011, we had a backlog of orders totaling approximately $32.5 million, of which approximately $10.8 million represented orders from GT Solar.  In addition to GT Solar, the March 31, 2011 backlog also includes orders in excess of $1.0 million from each of six customers totaling more than $28.2 million. We expect to deliver the backlog during the years ended March 31, 2012 and March 31, 2013. During the quarter ended March 31, 2011, our backlog increased from $27.2 million at December 31, 2010 to $32.5 million as of March 31, 2011. The comparable backlog at March 31, 2010 was $21.5 million. On a geographic basis, our backlog of $32.5 million at March 31, 2011, was comprised of a U.S. backlog of $28.0 million and a China based backlog of $4.5 million.

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

Our WCMC subsidiary was formed to serve existing customers who expressed a strong desire for a qualified supply chain within China to serve their Asian end markets. The Chinese manufacturing base is large and developed, and we believe that there are many companies that could compete with us in China. However, we believe that our strategy of augmenting our China-based subcontractors with experienced fabrication and machining expertise from the United States stationed in China at WCMC enables us to better serve the precision manufacturing requirements of our customers within China, as compared to existing China manufacturers operating solely on their own.  We also believe that WCMC allows us to offer our customers global manufacturing solutions in North America and Asia that are not easily replicated by competitors operating exclusively in the United States or China.

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

Our WCMC subsidiary in China has a business license granted by the PRC.  We must operate under the terms and scope of that license in order to maintain our right to conduct business operations in China.

Environmental Compliance

We are subject to compliance with United States federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. In this connection, we may engage outside consultants to assist us in keeping current on developments in environmental regulations. We do not believe that our cost of compliance on an annual basis will exceed $50,000.

Intellectual Property Rights

Presently, we have no patent rights and we do not believe that our business requires patent or similar protection. In the course of our business we develop know-how for use in the manufacturing process. Because of the nature of our business as a contract manufacturer, we do not believe that lack of ownership of intellectual property will adversely affect our operations. Although we have non-disclosure policies, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

Research and Development

We did not incur any research and development expenses, either on our own behalf or on behalf of our customers, during fiscal 2011 or fiscal 2010.

Personnel

As of March 31, 2011, we had approximately 171 employees, of whom 24 are administrative, 11 are engineering and 136 are manufacturing personnel. Of those employees, 8 employees are located in China at our WCMC subsidiary. All of our employees are full time. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Properties.

We own approximately 125,000-square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts 01473. On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, purchased the Westminster property pursuant to a Purchase and Sale Agreement, by and among the former owner of the property, WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor. Prior to consummation of the sale under the Purchase Agreement, the Company had leased the purchased property from WM Realty. We are currently expanding the Westminster facility to increase its manufacturing capacity by an additional 19,500 square feet.  Construction began in February 2011 and the expansion is expected to be completed by the end of the second quarter of fiscal 2012.  The total cost of the expansion is estimated at $1.5 million, and a majority of the costs associated with this expansion are being financed from the proceeds of a bond financing we completed with the Massachusetts Development Authority in December 2010 (see Note 8 to our audited consolidated financial statements for additional information).

On November 17, 2010, the Company entered into a lease agreement pursuant to which the Company leased approximately 3,200 square feet of office space in Center Valley, Pennsylvania now used as the Company’s corporate headquarters.  We took possession of the property on April 1, 2011.  Under the Center Valley lease, our payment obligations are deferred until the fifth month after taking possession, at which time we will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the lease.  In addition, we will be required to pay certain operating expenses and other fees in accordance with the terms of the lease.  All of our payment obligations under the Center Valley lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the lease, which expires on March 17, 2016. We may elect to renew the lease for an additional five-year term.

On November 15, 2010, we entered a lease for approximately 1,100 square feet of office space in Wuxi City, Jiangsu Province, China, which houses our WCMC subsidiary.  The lease has a two year term and provides for rent of approximately $1,400 per month.

On February 24, 2009, we entered a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease is in the final year of a three-year term and provides for rent of $3,395 per month. This lease will expire in February 2012.

Although our current facilities, taking into account the Westminster facility expansion, are adequate for present requirements, we may need to further expand our manufacturing facilities as our business grows.

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
	High	Low
Fiscal year ended March 31, 2011
4th Quarter (three months ended March 31, 2011)	$1.95	$1.40
3rd Quarter (three months ended December 31, 2010)	$1.70	$0.87
2nd Quarter (three months ended September 30, 2010)	$1.01	$0.70
1st Quarter (three months ended June 30, 2010)	$1.10	$0.76

Fiscal year ended March 31, 2010
4th Quarter (three months ended March 31, 2010)	$1.20	$0.74
3rd Quarter (three months ended December 31, 2009)	$0.90	$0.65
2nd Quarter (three months ended September 30, 2009)	$0.95	$0.45
1st Quarter (three months ended June 30, 2009)	$0.60	$0.35

As of March 31, 2011, we had approximately 785 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the Series A Convertible Preferred Stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in this Item 7 “Management’s Discussion and Analysis” in this Form 10-K and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw materials into precise finished products. Our manufacturing capabilities include: fabrication operations that involve cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturability), quality control (inspection and testing), materials procurement, and production control (scheduling, project management and expediting).

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

During the year ended March 31, 2011, demand for our services was relatively strong across all industries we serve, including the solar energy industry.  In contrast, during the year ended March 31, 2010 the Company was adversely impacted by recessionary pressures and a large order cancellation from its largest customer GT Solar, in April 2009.    The Company concluded the year ended March 31, 2011, with an order backlog of $32.5 million.  We expect to deliver this backlog during the years ended March 31, 2012 and March 31, 2013.  The Company’s comparable order backlog on March 31, 2010 was $21.5 million.

The Company historically has experienced, and continues to experience, customer concentration.  For the fiscal year ended March 31, 2011, our largest customer, GT Solar, accounted for 54% of our revenue and BAE Systems accounted for 15% of our revenue. In the year ended March 31, 2010, GT Solar and BAE Systems accounted for approximately 52% and 14% of our revenue, respectively.
In any year, it is likely that five to six significant customers (albeit not always the same customers from year to year) will account for 3% to 60% individually and up to 90% in the aggregate of our total annual revenues. A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the bank may be entitled to cancel the facilities.  If the bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the fiscal year ended March 31, 2011, our sales and net income were $32.3 million and $2.7 million, as compared to sales of $28.4 million and net income of $2.0 million, for the year ended March 31, 2010.  Our gross margin for the fiscal year ended March 31, 2011 was 30.7% as compared to 21.5% in the year ended March 31, 2010, reflecting higher overhead absorption on higher sales volume in the current year.  Both net sales and gross margin increased for the year ended March 31, 2011 with a majority of the sales and production volume for fiscal 2011 attributed to new orders from GT Solar, our largest customer, as well as higher volumes of business from several other customers.  In August 2009, we completed the transfer of inventory to GT Solar as part of their April 2009 cancellation.  Accordingly, our revenue for the year ended March 31, 2010, includes $8.9 million of revenue related to a non-recurring materials transfer to GT Solar as part of their April 2009 order cancellation. The inventory transfer included a heavy mix of raw materials and therefore carried a lower margin than we typically generate through the sale of finished products.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins.   In November 2010, we announced the formation of our China subsidiary, WCMC.   This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since the formation of WCMC, we have received numerous inquiries from existing and potential customers for precision, large scale fabricated and machined metal components and systems in Asia.  Based on the initial interest expressed in our WCMC operation, we believe there are attractive opportunities to expand our WCMC operations.

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

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. While trends in the nuclear power industry through February 2011 were favorable, the nuclear power problems in Japan and recent announcement that Germany will be exiting the nuclear power industry present emerging trends that may slow the pace of growth in the nuclear power industry in the near future. Revenues derived from the nuclear power industry were $0.2 million and $1.8 million for the years ended March 31, 2011 and 2010, respectively. Currently nuclear power related orders constitute approximately 7% of our backlog. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of radioactive isotopes transportation/storage solutions and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.   We believe that both our radioactive isotope transportation customers and our proton beam therapy customers are on track to obtain regulatory clearance of their respective products during calendar year 2011.  If our customers are successful in clearing regulatory approvals during calendar year 2011, we believe we are positioned to benefit from production orders as they are cleared to begin marketing their respective regulated products.  Net sales from our proton beam therapy customer accounted for $1.8 million and $1.7 million or 6% of our total net sales for both of the years ended March 31, 2011 and 2010, respectively.  We currently, have an exclusive manufacturing contract with our proton beam therapy customer that could result in approximately $30 million in revenue over a three year period, following FDA clearance of their product.

Within the solar industry we have also increased our diversification during the year ended March 31, 2011, by adding new customers who participate in areas of the solar industry not historically served by GT Solar such as monocrystaline PV panels and CIGS technologies.   By servicing multiple customers within the solar industry, we are gaining technology and customer diversification.

Expansion of Manufacturing Capabilities

During the year ended March 31, 2011, we took on two major expansion initiatives, one in the U.S. and the other China.  In the U.S. we began a construction project that will add an additional 19,500 sq. ft. of manufacturing capacity to our U.S. manufacturing facility in Westminster, Massachusetts.  We expect this expansion to be completed in August 2011 at an approximate cost of $1.5 million.  We were also able to access favorable financing through a December 2010 bond financing with the Massachusetts Development Authority to help finance this expansion. During the year ended March 31, 2011, we also completed the formation and licensing of our subsidiary, WCMC in Wuxi, China. Both of these initiatives were undertaken to expand the breadth and depth of services the Company offers its existing and potential customers.   In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification.

Critical Accounting Policies

The preparation of the Company’s audited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the audited consolidated financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our audited fiscal 2011 consolidated financial statements from the assumptions, estimates and judgments used in the preparation of our audited fiscal 2010 consolidated financial statements.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers; (ii) the precision machining of such large metal components, including incidental engineering services; and (iii) the installation of such components at the customers’ locations when the scope of the project requires such installations.

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are completed. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price resulting from customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms.

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

Variable Interest Entity

We have consolidated WM Realty, a variable interest entity controlled by our director, Andrew Levy, from which we leased real property located at Bella Drive, Westminster, Massachusetts.  On December 20, 2010, through our wholly owned subsidiary, Ranor,  we purchased this property pursuant to a Purchase and Sale Agreement by and among WM Realty and Ranor. Concurrent with the property purchase, the lease between Ranor and WM Realty was terminated. WM Realty no longer has ongoing transactional involvement with the Company, and the entity has substantially liquidated its assets following the December 20, 2010 real estate sale to the Company. Accordingly, we will not consolidate WM Realty in periods subsequent to March 31, 2011.

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

As of March 31, 2011, the Company’s federal net operating loss carry-forward was approximately $1.9 million. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

As of March 31, 2011, we had tax assets of approximately $0.7 million from net operating loss carry-forwards. As a result of the change in ownership resulting from the acquisition of Ranor in February 2006, our annual usage of the tax benefit of the tax loss-carry-forward pursuant to Section 382 of the Internal Revenue Code, related to losses incurred before our acquisition of Ranor, is limited to approximately $35,000.  The American Recovery and Reinvestment Act extended the 50% bonus depreciation enacted as a part of the Economic Stimulus Act of 2008.  Under this Act, 50% of the basis of the qualified property may be deducted in the year the property is placed in service (i.e. 2008 and 2009).  The remaining 50% is recovered under otherwise applicable depreciation rules. As a consequence of the changes in the tax laws and accelerated depreciation, we recognized a deferred income tax liability of approximately $0.5 million in each of the years ended March 31, 2011 and 2010.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

During the fiscal year ended March 31, 2011, we benefited from renewed orders from our largest customer, GT Solar, which began placing new orders in January 2010, after its significant order cancellation in April 2009.  Sales of finished goods to GT Solar during the fiscal 2011 totaled $17.8 million as compared to $5.48 million in finished good sales and an inventory transfer of $8.9 million totaling $14.7 million during the same period in the prior year. During fiscal 2011 our backlog increased from $21.5 million at March 31, 2010 to $32.5 million as of March 31, 2011.  The March 31, 2011 backlog included $10.8 million in orders from GT Solar, compared to only $6.9 million in orders from GT Solar included in the March 31, 2010 backlog.

Years Ended March 31, 2011 and 2010

The following table sets forth information from our statements of operations for the years ended March 31, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):

					Changes Year Ended March 31,
	2011		2010		2011 to 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$32,284	100%	$28,347	100%	$3,937	14%
Cost of sales	22,368	69%	22,245	78%	123	1%
Gross profit	9,916	31%	6,102	22%	3,814	63%
Payroll and related costs	2,399	7%	1,705	6%	694	41%
Professional fees	739	2%	383	2%	356	93%
Selling, general and administrative	2,033	6%	1,260	4%	773	61%
Total operating expenses	5,171	16%	3,348	12%	1,823	56%
Income from operations	4,745	15%	2,754	10%	1,991	72%
Other income (expense)	63	-%	12	-%	51	425%
Interest expense	(426)	(1)%	(422)	(2)%	(4)	1%
Interest income	10	-%	16	-%	(6)	(38)%
Finance costs	(116)	(1)%	(17)	-%	(99)	582%
Income before income taxes	4,276	13%	2,343	8%	1,933	80%
Provision for income taxes	1,589	5%	298	1%	1,291	433%
Net income	$2,687	8%	$2,045	7%	$642	31%

Net Sales

Net sales increased by $3.9 million, or 14%, to $32.3 million for the year ended March 31, 2011.  Sales to the Company’s largest customer during the second quarter of fiscal 2010 included an $8.9 million one-time inventory transfer triggered by that customer’s April 2009 cancellation of its then open purchase orders.  Excluding this one-time inventory transfer in the prior year, sales increased by $12.9 million, or 66%, to $32.3 million from $19.4 million on a comparative basis, primarily driven by higher demand for our products in the alternative energy markets.  We believe this comparison is useful because the inventory transfer completed during the fiscal 2010 second quarter is unlikely to recur in the near term. Sales to our largest customer during the year ended March 31, 2011 were $17.8 million compared to $13.3 million during fiscal 2010.

The table below highlights components of net sales for the year ended March 31 (dollars in millions):

	2011	2010
Inventory transfer to largest customer	$-	$8.9
Other sales to largest customer	17.8	5.4
Sales to all other customers	14.5	14.0
Total Net sales	$32.3	$28.3

Cost of Sales and Gross Margin

Our cost of sales of $22.4 million for the year ended March 31, 2011 was slightly higher than the comparative period in fiscal 2010 but as a percentage of sales decreased by 9% from 78% to 69% of sales. Cost of sales for fiscal 2010 includes the impact of the $8.9 million inventory transfer to our largest customer in the prior year. Gross profit was $9.9 million, or 30.7% of net sales, compared with $6.1 million, or 21.5% of net sales, for the years ended March 31, 2011 and 2010, respectively. The improvement in gross profit over the prior year is due to improved capacity utilization during the year ended March 31, 2011. The inventory transfer, which was completed in August 2009, carried a gross margin that was lower than we generally obtain for our processing services and therefore reduced overall gross margin for the year ended March 31, 2010.

Operating Expenses

Our payroll and related costs were $2.4 million for the year ended March 31, 2011 as compared with $1.7 million year ended March  31, 2010. The 40.7% or $0.7 million increase in payroll and related costs was due primarily to incentive compensation, headcount increases at the corporate level and at our China subsidiary, WCMC, compared with lower staffing levels during the prior year. Ranor returned to full staffing levels during fiscal 2011 compared with a lower headcount during the first three quarters of fiscal 2010.

Professional fees increased to $0.7 million for the year ended March 31, 2011 from $0.3 million for the year ended March 31, 2010. This increase was primarily attributable to an increase in legal costs associated with SEC filings, employment agreements, amendments to the Company’s stock option plan, formation of WCMC in China, the investigation and structuring of a strategic initiative, and closing costs related to the purchase of the Westminster facility and the related municipal bond financing which were completed in December 2010.  During fiscal 2011, we incurred approximately $0.36 million in professional fees to support specific and non-recurring transactional activity.

Selling, general, and administrative expenses for the year ended March 31, 2011 were $2.1 million compared with $1.2 million for the year ended March 31, 2010, representing an increase of $0.8 million or 61%.  Primary components of the increase were consulting expenses in connection with our CEO and board of directors search efforts, which concluded during the second quarter of fiscal 2011, travel and business expenses associated with the launch of China operations, and share based compensation expense of $0.3 million  related to stock options granted during the year ended March 31, 2010.  Comparable share based compensation expense during fiscal 2010 was $0.1 million.  During the year ended March 31, 2011, we incurred approximately $0.52 million in non-recurring consulting costs associated with the activities noted above.

Interest Expense

Interest expense increased by 1% for the year ended March 31, 2011 to $0.43 million compared with $0.42 million for the year ended March 31, 2010 as average levels of long-term debt and interest rates were relatively unchanged. Other finance expenses included a prepayment penalty and write off of deferred costs related to the termination of debt in connection with the sale and purchase of the  Westminster facility in December 2010.

Income Taxes

For the year ended March 31, 2011, the Company recorded tax expense of $1.6 million compared with recorded tax expense for federal and state income tax of $0.3 million last year. The annual effective income tax rate for fiscal 2011 is 37.2%.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the state income tax rate of 6.27% was due primarily to differences in the lives and methods used to depreciate our property and equipment, deductions for domestic production activities, investment tax credits, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards. During the year ended March 31, 2010, the Company reversed a prior valuation allowance and recognized a deferred tax asset for federal and state tax refunds which reduced the tax provision to $0.3 million, thereby lowering the effective tax rate to 12.7%.

Net Income

Our net income was $2.7 million or $0.19 per share basic and $0.12 per share diluted for the year ended March 31, 2011, as compared to net income of $2.0 million or $0.15 per share basic and $0.10 per share diluted for the year ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had working capital of $13.8 million as compared with working capital of $13.3 million at March 31, 2010, an increase of $0.4 million or 2%. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	March 31, 2011	March 31, 2010	Change Amount	Percentage Change
Cash and cash equivalents	$7,541	$8,774	$(1,233)	(14	) %
Accounts receivable, net	5,578	2,693	2,885	107%
Costs incurred on uncompleted contracts	2,519	2,750	(231)	(8	) %
Raw material inventories	723	299	424	142%
Prepaid expenses and other receivables	441	160	281	176%
Deferred tax asset	462	304	158	52%
Prepaid taxes	122	244	(122)	(50	) %
Accounts payable	1,093	445	648	146%
Accrued expenses	958	621	337	54%
Progress billings in excess of cost of uncompleted contracts	382	56	326	578%
Current maturity of long-term debt	1,371	809	562	69%

All of the cash flow activity described below resulted in a net $1.2 million use of cash for the year ended March 31, 2011 compared with a net $1.7 million use of cash for the year ended March 31, 2010. Cash at the beginning of the period was $8.8 million.

Cash provided by operations was $1.3 million for the year ended March 31, 2011 as compared with cash used in operations of $1.4 million for the year ended March 31, 2010. The increase in cash flows from operations is primarily the result of an increase in net income, and an increase in share based compensation when compared to the same period in the last fiscal year. An increase in manufacturing activity also led to a higher balance of costs allocable to undelivered units incurred on uncompleted projects during the period. Current liabilities and deferred revenue at March 31, 2011 have increased since March 31, 2010 reflecting an increase in manufacturing activity and purchases during the period.

We invested $1.56 million in new equipment and received proceeds of $60,000 from the sale of equipment during the year ended March 31, 2011. On January 8, 2010, we issued a purchase order for the purchase of a gantry mill totaling $2.3 million. We made the first payment in fiscal 2010 and the second payment of $695,520 in the period ended September 30, 2010. The Company is committed to make the final payment due upon delivery which is anticipated to occur during August 2011. A portion of the proceeds from the municipal bond financing completed in December 2010 were to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including the September 2010 installment payment for the gantry mill.  The municipal bond financing provides additional financing capacity to fund the final payment on the gantry mill in fiscal 2011 as well as other qualifying manufacturing equipment.

Net cash used in financing activities was $1.0 million during fiscal 2011 as compared with net cash provided by financing activities of $0.6 million for fiscal 2010. The primary driver of net use of cash by financing activities, in fiscal 2011, was $1.3 distributed to WM Realty as a result of the December 2010 real estate purchase.  We borrowed $3.1 million under a new bond agreement with the Massachusetts Development Financing Agency, administered by Sovereign bank, and used the proceeds to repurchase land and building owned by a consolidated VIE, WM Realty. In addition, we borrowed an additional $0.6 million under the same agreement to refinance debt under a capital equipment line of credit used to fund the second payment on the gantry mill noted above. In addition, we paid down $0.2 million of principal under an existing capital expenditure facility, $0.6 million of principal on a term loan, and $0.1 million under the new bond agreement. During the same period in the prior year, the Company borrowed $0.9 million under its capital expenditure facility to finance equipment placed in service during fiscal 2010.

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

The proceeds from the sale of the Series A Bonds may only be used to finance the property acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility in Westminster, Massachusetts, and the proceeds of the sale of the Series B Bonds are being used by Ranor to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and we further guarantee, Ranor’s obligations to Sovereign bank and subsequent holders of the Bonds.

We have a loan and security agreement with Sovereign Bank, dated February 24, 2006, pursuant to which we borrowed $4.0 million on a term loan basis in connection with our acquisition of Ranor (Loan Agreement). As a result of amendments to the loan and security agreement, we added a $2.0 million revolving credit facility, which was renewed on July 30, 2010 for an additional one-year term.  At March 31, 2011 there were no borrowings under the revolving note and maximum available under the borrowing formula was $2.0 million.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.  Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of March 31, 2011 and March 31, 2010 was $1.1 million and $1.7 million, respectively.

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

As of March 31, 2011, the Company was in compliance with all debt covenants as the ratio of earnings available to cover fixed charges was 239% and the interest coverage ratio was 11:1, respectively. In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any amounts outstanding under the Term Note and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

In connection with the December 30, 2010 financing, the Company, through its wholly owned subsidiary, Ranor, executed an Eighth Amendment to the Loan Agreement with Sovereign Bank.  The Eighth Amendment incorporates Ranor’s borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement and provides that the Company and Ranor must, on a consolidated basis, agree to maintain a debt to equity leverage ratio of less than 3:1 for so long as any amounts are outstanding under the Loan Agreement. As of March 31, 2011, the Company’s consolidated debt to equity ratio was 0.66:1 and therefore was in compliance with the debt covenant.  Ranor’s obligations under the notes to the bank are guaranteed by TechPrecision.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.  The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis. We paid interest only on borrowings under the capital expenditures line until November 30, 2009, at which time the principal balance is amortized over five years, commencing December 31, 2009.  The interest on borrowings under the capital expenditure line was equal to the prime rate plus 0.5% through and including November 30, 2009 and thereafter at LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of March 31, 2011, there was $658,829 outstanding under this facility.

Under a Staged Advance Facility, the bank agreed to loan Ranor, during a one year period expiring on March 29, 2011, amounts up to $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the mill machine. All advances provide for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and September 30, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. The $556,416 funded under the facility, as amended on December 28, 2010, will be amortized over five years. On December 30, 2010, the Company paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the term loan agreement with Sovereign to cap advances at $556,416, with no further advances permitted. TechPrecision has guaranteed the payment and performance from and by Ranor.

We believe that the $2.0 million revolving credit facility, renewed on July 30, 2010 and unused as of March 31, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $7.5 million and ability to generate cash from operations, should be sufficient to enable us to satisfy our cash requirements at least through the end of calendar year 2011. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

We have no off-balance sheet assets or liabilities. The following table set forth information as of March 31, 2011 as to our contractual obligations (dollars in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital lease obligations	$6,589	$1,372	$1,846	$770	$2,601
Interest on long-term debt and capital leases	1,746	363	281	218	884
Purchase obligation – buildings, equipment	1,456	1,456	-	-	-
Non-cancellable operating leases	320	67	194	59	-
Total	$10,111	$3,258	$2,321	$1,047	$3,485

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our  chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2011 based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

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

Changes in Internal Controls.

During the fiscal year ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information relating to Item 10 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2011. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2011.

Item 11. Executive Compensation.

Information relating to Item 11 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2011. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Item 12 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2011. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to Item 13 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2011. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2011.

Item 14. Principal Accountant Fees and Services.

Information relating to Item 14 will be set forth in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2011. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2011.

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

4.7
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010a, dated December 30, 2010 in the original aggregate principal amount of $4,250,000 (Exhibit 4.1 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.8
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010b, dated December 30, 2010 in the original aggregate principal amount of $1,950,000 (Exhibit 4.2 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.9
Eighth Amendment to Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank (Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.10
Mortgage, Loan and Security Agreement, dated December 1, 2010, between Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank (Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.11
ISDA 2002 Master Agreement, dated as of December 30, 2010, between Sovereign Bank and Ranor, Inc. (Exhibit 10.6 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.12
Bond Purchase Agreement, dated December 30, 2010, from Ranor, Inc. and Registrant to Sovereign Bank and Massachusetts Development Finance Agency (Exhibit 10.7 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

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

10.7
2006 Long-term Incentive Plan, as restated effective November 22, 2010 (Exhibit 10.2 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.8
Limited Guarantee, dated October 4, 2006, by Andrew Levy in favor of Amalgamated Bank (Exhibit 10.13 to the Company’s annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.9
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated July 21, 2010, between the Registrant and James Molinaro (Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).

10.10
Lease Agreement, dated November 17, 2010, between Center Valley Parkway Associates, L.P. and the Registrant (Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.11
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. dated December 20, 2010 (Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

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

TECHPRECISION CORPORATION
(Registrant)
June 29, 2011

/s/ James S. Molinaro
James S. Molinaro Chief Executive Officer

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

Signature	Title	Date

/s/ James S. Molinaro	Chief Executive Officer and Director	June 29, 2011
James S. Molinaro	(principal executive officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	June 29, 2011
Richard F. Fitzgerald	(principal financial and accounting officer)

/s/ Michael R. Holly	Director	June 29, 2011
Michael R. Holly

/s/ Andrew A. Levy	Director	June 29, 2011
Andrew A. Levy

/s/ Philip A. Dur	Director	June 29, 2011
Philip A. Dur

/s/ Louis A. Winoski	Director	June 29, 2011
Louis A. Winoski

/s/ Leonard M. Anthony	Director	June 29, 2011
Leonard M. Anthony

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechPrecision Corporation

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechPrecision Corporation as of March 31, 2011 and 2010, and the consolidated results of its operations and cash flows for each of the two years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, New York
June 29, 2011

7 Twelfth Street Garden City, NY 11530 ▪ Tel: 516-746-4200 ▪ Fax: 516-746-7900
Email:Info@Tabrizcpa.com ▪ www.Tabrizcpa.com

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,541,000	$8,774,223
Accounts receivable, less allowance for doubtful accounts of $25,010 and $259,999	5,578,072	2,693,392
Costs incurred on uncompleted contracts, in excess of progress billings	2,519,908	2,749,848
Inventories- raw materials	723,400	299,403
Prepaid taxes	122,263	244,461
Current deferred taxes	462,226	303,509
Prepaid expenses	441,833	159,854
Total current assets	17,388,702	15,224,690
Property, plant and equipment, net	3,139,692	3,349,943
Equipment under construction	2,172,420	762,260
Deferred loan cost, net	181,141	87,640
Total assets	$22,881,955	$19,424,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093,350	$444,735
Accrued expenses	958,009	620,600
Deferred revenues	382,130	56,376
Current maturity of long-term debt	1,371,767	809,309
Total current liabilities	3,805,256	1,931,020
Long-term debt, including capital leases	5,217,421	5,414,002
Commitments and contingent liabilities (see Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
8,878,982 and 9,661,482 shares issued and outstanding at March 31,2011 and 2010,
(liquidation preference of $2,530,510 and $2,753,523 at March 31, 2011 and 2010.)	2,039,631	2,210,216
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 15,422,888 shares at March 31, 2011
and 14,230,846 at March 31, 2010	1,543	1,424
Additional Paid in capital	3,346,916	2,903,699
Accumulated other comprehensive income	5,905	--
Retained earnings	8,465,283	6,964,172
Total stockholders’ equity	13,859,278	12,079,511
Total liabilities and stockholders' equity	$22,881,955	$19,424,533

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2011	2010
Net sales	$32,284,235	$28,346,751
Cost of sales	22,368,320	22,245,255
Gross profit	9,915,915	6,101,496
Operating expenses:
Salaries and related expenses	2,398,675	1,704,688
Professional fees	739,489	382,587
Selling, general and administrative	2,033,026	1,259,909
Total operating expenses	5,171,190	3,347,184
Income from operations	4,744,725	2,754,312

Other income	62,720	12,000
Interest expense	(425,925)	(422,074)
Interest income	10,459	15,851
Finance costs	(116,110)	(17,027)
Total other income (expense)	(468,856)	(411,250)

Income before income taxes	4,275,869	2,343,062
Provision for income taxes	1,588,890	298,327
Net income	$2,686,979	$2,044,735
Net income per share (basic)	$0.19	$0.15
Net income per share (diluted)	$0.12	$0.10
Weighted average number of shares outstanding (basic)	14,489,932	14,066,874
Weighted average number of shares outstanding (diluted)	22,896,251	20,857,251

The accompanying notes are an integral part of the financial statements.

 TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2011 AND 2010

	Preferred Stock Outstanding	Preferred Stock	Warrants Outstanding	Common Stock Outstanding	Par Value	Additional Paid in Capital	AOCI	Retained Earnings	Total Shareholders Equity	Comprehensive Income

Balance 3/31/2009	6,295,508	$1,062,840	9,432,500	13,907,513	$1,392	$4,097,447	$--	$4,919,437	$10,081,116
Distribution WM Realty						(185,996)			(185,996)
Warrants exchanged for preferred stock	3,595,472	1,224,668	(9,320,000)			(1,224,668)			--
Share based compensation						133,006			133,006
Stock Options exercised				23,333	2	6,648			6,650
Conversion of preferred stock	(229,498)	(77,292)		300,000	30	77,262
Net Income								2,044,735	$2,044,735	$2,044,735
Balance 3/31/2010	9,661,482	$2,210,216	112,500	14,230,846	$1,424	$2,903,699	$--	$6,964,172	$12,079,511

Distribution to WM Realty						(140,296)		(1,185,868)	(1,326,164)
Warrants issued			100,000			51,429			51,429
Warrants expired			(112,500)						--
Share based compensation						249,346			249,346
Stock options exercised				169,166	17	48,733			48,750
Excess tax benefit from exercise of stock options						63,522			63,522
Conversion of preferred stock	(782,500)	(170,585)		1,022,876	102	170,483			--
Net Income								2,686,979	2,686,979	$2,686,979
Gain on interest rate swaps, net of tax (expense) ($3,695);							5,483
Foreign currency translation adjustments							422		5,905	5,905
Total comprehensive income										$2,692,884
Balance 3/31/2011	8,878,982	$2,039,631	100,000	15,422,888	$1,543	$3,346,916	$5,905	$8,465,283	$13,859,278

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,686,979	$2,044,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,758	424,888
Share based compensation	300,776	133,006
Deferred income taxes	(158,717)	(303,509)
Gain on sale of equipment	(62,875)	(12,000)
Write off deferred loan costs	68,188	--
Changes in operating assets and liabilities:
Accounts receivable	(2,884,681)	(1,214,562)
Inventory	(423,997)	51,953
Costs incurred on uncompleted contracts	229,940	910,954
Prepaid expenses and other current assets	(276,076)	1,363,390
Taxes receivable	122,198	(184,482)
Accounts payable	648,615	(505,946)
Accrued expenses	337,409	(89,742)
Accrued taxes	--	(155,553)
Deferred revenues	325,755	(3,888,988)
Net cash provided by (used in) operating activities	1,286,272	(1,425,856)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(150,110)	(107,092)
Equipment under construction	(1,410,160)	(762,260)
Proceeds from sale of equipment	60,000	12,000
Net cash used in investing activities	(1,500,270)	(857,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	(1,326,162)	(185,996)
Proceeds from exercised stock options	48,751	6,650
Tax benefit from share based compensation	63,521	--
Deferred loan costs	(171,212)	--
Repayment of long-term debt	(3,956,371)	(701,673)
Borrowings of long-term debt	4,322,248	1,475,713
Net cash (used in) provided by financing activities	(1,019,225)	594,694
Net decrease in cash and cash equivalents	(1,233,223)	(1,688,514)
Cash and cash equivalents, beginning of period	8,774,223	10,462,737
Cash and cash equivalents, end of period	$7,541,000	$8,774,223

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$425,925	$430,799
Income taxes	$1,590,126	$947,111

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2011

In shareholder transactions on January 1, 2011 and March 7, 2011, Series A Convertible Preferred Stock of 382,500 and 400,000 shares  were converted into 500,000 and 522,876 shares of common stock, respectively.

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

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (“TechPrecision”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation. On November 4, 2010 TechPrecision announced that it completed the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd. (WCMC), to meet growing demand for local manufacture and machining of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company.”

The Company manufactures large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

The formation of CMC was made in consultation with a large customer in the Solar Energy industry, and is based on the significant growth in demand for solar and nuclear energy components in Asia, and especially in China. During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities, and production began during the fourth quarter of fiscal 2011, with initial production units shipped to a large solar customer on March 31, 2011. Accordingly, the results of this wholly owned subsidiary are included in the consolidated financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On February 24, 2006, TechPrecision acquired all stock of Ranor in a transaction which was accounted for as a recapitalization (reverse acquisition), with Ranor being treated as the acquiring company for accounting purposes. The accompanying consolidated financial statements include the accounts of the Company and Ranor as well as a variable interest entity (VIE), WM Realty. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (ASC) authoritative guidance, which defines fair value, and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. U.S. based deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of March 31, 2010 and 2009.
The Company also maintains a bank account in a large national Bank in China subject to PRC banking regulations.  At March 31, 2011, the Company had $350,357 on deposit with a large national China based bank account.

Foreign currency translation

Foreign currency transaction gains and losses are recognized in the determination of net income. Foreign currency translation adjustments of subsidiaries operating outside the U.S. are accumulated in other comprehensive income, a separate component of equity.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. There was bad debt expense of $0 and $234,999 for the years ended March 31, 2011 and 2010.

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

Derivative Financial Instruments

The Company is exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we may periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures. We do not purchase or hold any derivative financial instruments for speculation or trading purposes. All derivatives are recorded on the balance sheet at fair value (see Note 8 to our Consolidated Financial Statements for information related to interest rate swaps).

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance. The Company determined that the convertible preferred shares and warrants issued are equity instruments. In the case of the August 2009 warrant exchange, the fair value of the warrants exchanged for Series A Convertible Preferred Stock was used to measure fair value of such stock.

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

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s unregistered common stock and are classified in stockholders’ equity. The majority of warrants were exchanged for preferred stock on August 14, 2009. The remaining 112,500 warrants expired on September 1, 2010. On February 15, 2011, the Company issued an additional 100,000 warrants to acquire common stock at a price of $1.65/share.

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

Revenue Recognition and Costs Incurred

Revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. As units are delivered, title to and the risk of loss on those units normally transfer to the customer, whose acceptance of the items indicates that they meet the contractual specifications. When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are rendered. Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. The Company has written agreements with the customers that specify contract prices and delivery terms. The Company recognizes revenues only when the collectability is reasonably assured.

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

Variable Interest Entity

Conforming to the authoritative FASB guidance for VIEs, under ASC 810 (see Note 10) to our Consolidated Financial Statements for more information related to the VIE), the Company has consolidated WM Realty, a variable interest entity, which entered into a building sale and leaseback contract with the Company in 2006. The Company repurchased the building and land from the VIE in December 2010. The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor. On December 20, 2010, the Company purchased the property under a purchase option within the lease from WM Realty and simultaneously cancelled the lease.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations. ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company has evaluated ASU 2010-29 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011. The Company has evaluated ASU 2010-17 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update amends subtopic 820-10 to require new disclosures about 1) transfers in and out of level 1 and 2, i.e., a reporting entity should disclose separately the amounts of significant transfers in and out of level 1 and 2 fair value measurements and describe the reasons for the transfers, and 2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a  reporting entity should present separately information about purchases, sales, issuances, and settlements (i.e. on a gross basis rather than as one net number). This update also provides clarification about existing disclosures about the level of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 2009. The adoption of this update did not have a material impact on the consolidated financial statements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity on Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

In October 2009, the FASB issued update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on April 1, 2011 and is required to be applied prospectively to new or significantly modified arrangements. The Company has evaluated ASU 2009-13 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011 and 2010 property, plant and equipment consisted of the following:

	2011	2010
Land	$110,113	$110,113
Building and improvements	1,508,966	1,504,948
Machinery equipment, furniture and fixtures	5,088,422	4,974,302
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	6,763,743	6,645,605
Less: accumulated depreciation	(3,624,051)	(3,295,662)
Total property, plant and equipment, net	$3,139,692	$3,349,943

Depreciation expense for the years ended March 31, 2011 and 2010 was $363,847 and $407,861, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units-of-delivery method (see Note 1). The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts. The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred. The following table sets forth information as to costs incurred on uncompleted contracts as of March 31, 2011 and 2010:

	2011	2010
Cost incurred on uncompleted contracts, beginning balance	$5,149,663	$12,742,218
Total cost incurred on contracts during the year	24,842,866	14,652,700
Less cost of sales, during the year	(22,368,320)	(22,245,255)
Cost incurred on uncompleted contracts, ending balance	$7,624,209	$5,149,663

Billings on uncompleted contracts, beginning balance	$2,399,815	$9,081,416
Plus: Total billings incurred on contracts, during the year	34,988,721	21,665,150
Less: Contracts recognized as revenue, during the year	(32,284,235)	(28,346,751)
Billings on uncompleted contracts, ending balance	$5,104,301	$2,399,815

Cost incurred on uncompleted contracts, ending balance	$7,624,209	$5,149,663
Billings on uncompleted contracts, ending balance	(5,104,301)	(2,399,815)
Costs incurred on uncompleted contracts, in excess of progress billings	$2,519,908	$2,749,848

As of March 31, 2011 and 2010, the Company had deferred revenues totaling $382,130 and $56,375, respectively. Deferred revenues represent the customer prepayments on their contracts. An allowance for losses on uncompleted contracts was recognized on March 31, 2011 and 2010 for $333,944 and $172,413, respectively.

NOTE 5 - PREPAID EXPENSES

As of March 31, 2011 and 2010, the prepaid expenses included the following:
	2011	2010
Prepayments for material purchases	$285,187	$19,638
Insurance	139,838	128,927
Other	16,808	11,289
Total	$441,833	$159,854

NOTE 6 - DEFERRED CHARGES

Deferred charges represent the capitalization of costs incurred in connection with obtaining bank loans. These costs are being amortized on a straight-line basis over the term of the related debt obligation. Deferred loan costs, net of amortization related to the prepayment of debt were charged to operations as of March 31 were:

	2011	2010
Beginning balance	$87,640	$150,259
Deferred loan costs related to new loans	171,211	--
Deferred loan costs, net of amortization related to prepayment of debt	(68,188)	--
Accumulated amortization	(9,522)	(62,619)
Ending balance	$181,141	$87,640

NOTE 7 - ACCRUED EXPENSES

As of March 31, 2011 and 2010, the accrued expenses included the following:

	2011	2010
Accrued compensation	$886,748	$578,458
Other	71,261	42,142
Total	$958,009	$620,600

NOTE 8 – LONG-TERM DEBT

The following debt obligations were outstanding on March 31:	2011	2010
Sovereign Bank Secured Term Note	$1,142,857	$1,715,034
Amalgamated Bank Mortgage Loan	--	3,078,764
Sovereign Bank Capital expenditure note, other	674,151	842,687
Sovereign Bank Staged advance note	556,416	556,416
MDFA Series A Bonds	3,663,991	--
MDFA Series B Bonds	535,488	--
Obligations under capital leases	16,285	30,410
Total long-term debt	6,589,188	6,223,311
Principal payments due within one year	(1,371,767)	(809,309)
Principal payments due after one year	$5,217,421	$5,414,002

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

At March 31, 2011, the ratio of earnings available for fixed charges was 236%; the interest coverage ratio was 11:1, Ranor’s leverage ratio was 0.66:1; and a loan to value ratio regarding the property purchased from WM Realty of was not greater than seventy-five percent (75%), as determined by Bondowner.  As of March 31, 2011, the Company was in compliance with all of the above covenants.

At December 31, 2009, the Company did not meet the requirement to maintain a ratio of earnings to fixed charges of 1.2 to 1. However, the Company obtained a waiver of the breach of such covenant from Sovereign Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2009. The waiver did not apply to any future covenant testing dates.

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

MDFA Series A and B Bonds

On December 30, 2010, the Company and Ranor completed a $6,200,000 tax exempt bond financing with the MDFA pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of the MLSA, dated as of December 1, 2010, by and among the Company, Ranor, MDFA and Sovereign.

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

In connection with the Bond financing, Ranor and Sovereign entered into an ISDA Master Agreement, dated December 30, 2010, pursuant to which the variable interest rates applicable to the loans made to Ranor pursuant to the MLSA were swapped for fixed interest rates of 4.14% on the A bonds and 3.63% on the B bonds.  Under the ISDA Master Agreement, Ranor and Sovereign have entered into two swap transactions, each with an effective date of January 3, 2011. The Swaps have notional amounts of $4,250,000 and $1,950,000, respectively, and will terminate on January 4, 2021.

As of March 31, 2011, we have two interest rate swap agreements outstanding which are designated as cash flow hedges to protect against volatility in the interest rates payable on our $4.25 million Series A bond maturing January 2021 and our $1.95 million Series B bond maturing January 2018. Under both of these swaps, we will receive variable interest rate payments based on three-month LIBOR in return for making quarterly fixed payments. Including the applicable margin, the interest rate swap agreements effectively fix the interest rates payable on the Series A and B bonds at 4.14% and 3.63%, respectively.

Revolving Note:

The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note has been limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   The agreement has been amended several times with the effect of increasing the maximum available borrowing limit to $2,000,000 as of March 31, 2009.  There were no borrowings outstanding under this facility as of March 31, 2011 and 2010.  The facility was renewed on July 30, 2010 and the maturity date changed to July 31, 2011. The Company pays an unused credit line fee 0.25% on the average unused credit line amount in the previous month. The Company intends to renew this facility in July 2011.

CapEx Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  On November 30, 2009, the Company elected not to renew this facility when it terminated as the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit. Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The interest rate is LIBOR plus 3%, or 4.96%  The Company was obligated to make interest only payments monthly on any borrowings through November 30, 2009 and on December 1, 2009 the outstanding borrowings and interest was due and payable monthly on a five year amortization schedule.  There was $658,829 outstanding under this facility at March 31, 2011 and $842,687 outstanding at March 31, 2010.

Staged Advance Note:

The bank made certain loans to Ranor limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement should not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings shall be permitted under this facility. The interest rate is LIBOR plus 4% or 5.96%. Beginning on April 1, 2011, Ranor is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On

March and September 29, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the mill machine. On December 30, 2010 the Company paid down $556,416 of principal with the proceeds from the Series B Bonds and amended the term loan agreement with Sovereign to cap advances at $556,416, with no further advances permitted. At March 31, 2011, there was $556,416 outstanding under this facility. TechPrecision has guaranteed the payment and performance from and by Ranor.

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

The Series A Bonds issued on December 30, 2010 effectively refinanced the real estate under Ranor’s direct ownership subsequent to the December 20, 2010 purchase of the Westminster property from WM Realty.

Capital Lease:

The Company also leases certain office equipment under a non-cancelable capital lease. This lease will expire in 2012, and future minimum payments under this lease for annual periods ending on March 31, 2011 and 2012 are $14,124 and $2,161, respectively. Interest payments included in the above totaled $856 and the present value of all future minimum lease payments total $15,429.  Lease payments for capital lease obligations for the year ended March 31, 2011 totaled $14,026.

As of March 31, 2011, the maturities of the long-term debt were as follows:

Year ending March 31,
2011	$1,371,767
2012	1,338,148
2013	507,642
2014	446,356
2015	323,783
Due after 2015	2,601,492
Total	$6,589,188

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

Current	March 31, 2011	March 31, 2010
Federal	$1,435,673	$345,907
State	311,934	255,929
Total current	1,747,607	601,836
Deferred
Federal	(126,060)	(231,909)
Other	(32,657)	(71,600)
Total deferred	(158,717)	(303,509)
Provision for income taxes	$1,588,890	$298,327

A reconciliation of the statutory income tax rates for fiscal years ended March 31, 2011 and 2010 to the effective income tax rates applied to the net income reported in the Consolidated Statements of Operations is presented as follows:

	2011	2010
Federal income tax at statutory rate	34%	34%
State income taxes, net of federal benefit	6%	6%
Deduction for domestic production	(3)%	(2)%
Reversal of prior valuation allowance	2%	(14)%
Changes in prior year estimates	-%	(9)%
Other	(2)%	(2)%
Total income tax provision	37%	13%

As of March 31, 2011 and 2010, the tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

Current Deferred Taxes:	March 31, 2011	March 31, 2010
Compensation accrual	$284,748	$188,290
Allowance for doubtful accounts	9,960	10,068
Loss on uncompleted contracts	132,285	69,463
Share based compensation awards	158,203	52,241
Net operating loss carry-forward	719,218	764,221
Valuation allowance	(354,008)	(290,023)
Total deferred tax assets	$950,406	$794,260
Deferred Tax Liability:
Accelerated depreciation	(488,181)	(490,751)
Net Deferred Tax Asset	$462,225	$303,509

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At March 31, 2011, the Company recorded a deferred tax asset of $462,225. For the year ended March 31, 2011, the total increase in the valuation allowance was $63,984, the net result of a $2,569 decrease in tax liability for depreciation, $96,458 related to compensation accrual, an increase of $105,962 for share based compensation, an increase for losses on uncompleted contracts of $62,823, and a reduction of $44,547 for net operating losses used this fiscal year.

As of March 31, 2011, the Company’s federal net operating loss carry-forward was approximately $1.9 million, which created a deferred tax asset of $764,238. If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of over fifty percent change in ownership as a consequence of the reverse acquisition in February 2006, as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

At March 31, 2011, the company had Federal and State tax refunds receivable totaling $122,263 included in taxes receivable.  At March 31, 2010 there were no uncertain tax positions which required accrual. Taxable income excludes a $36,206 loss recorded by WM Realty, LLC, a consolidated VIE (see Note 10) not subject to tax as income is passed through and taxed at the member level.

NOTE 10- RELATED PARTY TRANSACTIONS

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

For the year ended March 31, 2011 and 2010, WM Realty had net loss of $36,206 and net income of $133,426, and made capital distributions of $1.3 million and $140,622, respectively.

On November 15, 2010, the Company’s wholly owned subsidiary WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of China Wind Systems, Inc. (CWS) to serve as its primary corporate offices in Wuxi, China.   The lease has an initial two year term and rent under the lease with the CWS affiliate is approximately $16,692 on an annual basis.  In addition to leasing property from CWS, WCMC and the Company subcontract fabrication and machining services from CWS through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by WCMC and Company personnel co-located at CWS in Wuxi, China.  We view CWS as a related party as a common shareholder holds an approximate 31% fully diluted equity interest in CWS and the same investor holds an approximate 41% fully diluted equity interest in TechPrecision.  Further, WCMC is subcontracting manufacturing services from other manufacturing companies within China and it contracts with other China based manufacturing concerns on comparable terms as those it has with CWS.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $65,658 and $51,561 for the years ended March 31, 2011 and 2010, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 11,606,605 and 12,629,489 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2011 and 2010, respectively.

In addition to the conversion rights described above, the certificate of designation for the Series A Convertible Preferred Stock provides that the holder of the series A preferred stock or its affiliates will not be entitled to convert the Series A Convertible Preferred Stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. This provision cannot be amended.

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

Pursuant to the securities purchase agreement relating to the issuance of the Series A Convertible Preferred Stock and warrants, the Company agreed not to issue any additional preferred stock until the earlier of (a) three years from the Closing or (b) the date that the investor transfers and/or converts not less than 90% of the shares of Series A Convertible Preferred Stock and sells the underlying shares of common stock. This provision expired on February 24, 2009.

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

During the fiscal year ended March 31, 2011 and 2010, 782,500 and 229,498 shares of Series A Convertible Preferred Stock were converted into 1,022,876 and 300,000 shares of common stock, respectively. The Company had 8,878,982 and 9,661,482 shares of Series A Convertible Preferred Stock outstanding at March 31, 2010 and 2009, respectively.

Common Stock Purchase Warrants

In February 2006, we issued to investors warrants to purchase 11,220,000 shares of common stock in connection with its purchase of the Series A Convertible Preferred Stock. These warrants were exercisable, in part or full, at any time from February 24, 2006 until February 24, 2011.

On August 14, 2009, the Company completed a transaction with two shareholders resulting in the issuance of 3,595,472 shares of Series A Convertible Preferred Stock in exchange for the surrender of 9,320,000 warrants.   Subsequent to the exchange, all of the 9,320,000 warrants were cancelled by the Company.

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

On February 15, 2011, the Company entered into a contract with a third party pursuant to which the Company issued two-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 0.30%, volatility of 79%, a term of one year, and the price of the common stock on February 15, 2011 of $1.65 per share, the value of the warrant was calculated at $0.51 per share issuable upon exercise of the warrant, or a total of $51,428.69. Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was added as additional paid in capital. At March 31, 2011, there were 100,000 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at March 31, 2011 and 2010.  The Company had 15,422,888 shares of common stock outstanding at March 31, 2011 and 14,230,846 shares of common stock outstanding at March 31, 2010.

In fiscal 2011, the Company issued 169,166 shares of common stock in connection with the exercise of stock options and 500,000 shares of common stock in connection with a Series A Convertible Preferred Stock conversion.

In fiscal 2010, the Company issued 23,333 shares of common stock in connection with the exercise of stock options and 1,022,876 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (Plan) covering 1,000,000 shares of common stock. On August 5, 2010, the plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options.

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

On October 8, 2009, the Company granted options to employees to purchase 75,000 shares of common stock at an exercise price of $0.84 per share. The options will vest in three cumulative annual installments over three years on the grant date anniversary.

On October 15, 2009, the Company granted options purchase 50,000 shares of common stock at an exercise price of $0.80 per share to a new independent director.  The grant provided for 30,000 shares to vest immediately on the grant date and 10,000 shares each on October 14, 2010 and October 14, 2011.

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

During fiscal 2011, the Company granted stock options to employees to purchase 155,000 shares of common stock at an exercise prices ranging from $1.22 - $1.70 per share or the fair market value on the grant date. The options will vest in three cumulative annual installments over three years on the grant date anniversary.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues. The expected life of the option was estimated at one half of the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented ranged from 80% to 193% for volatility, a risk free interest rate of 1.31% to 2.43%, and expected life of five years. At March 31, 2011 750,841 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2009	544,159	$0.384
Granted	340,000	$0.810
Forfeited	(9,999)	$0.285
Exercised	(23,333)	$0.285	$6,650
Outstanding at 3/31/2010	850,827	$0.558
Granted	1,365,000	$0.794
Exercised	(169,166)	$0.285	$204,341
Outstanding at 3/31/2011	2,046,661	$0.738	$1,969,075	7.05
Outstanding but not vested 3/31/2011	1,440,000	$0.783	$1,319,800	8.47
Exercisable and vested at 3/31/2011	596,661	$0.627	$640,275	3.58

As of March 31, 2011 there was $435,627 of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the year was $249,346.

The following is a summary of the status of the Company’s nonvested stock options outstanding for the year ended March 31, 2010:
	Number Of	Weighted Average
	Options	Exercise Price
Outstanding at 3/31/2010	299,500	$0.718
Granted	1,365,000	$0.794
Vested	(224,500)	$0.808
Outstanding at 3/31/2011	1,440,000	$0.783

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At March 31, 2011, there were accounts receivable balances outstanding from three customers comprising 69% of the total receivables balance; the largest balance from a single customer represented 54% of our receivables balance, while the smallest balance from a single customer making up this group was 7%.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.

The following table sets forth information as to revenue derived from those customers who accounted for more than 10% of our revenue in the years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011		2010
Customer	Dollars	Percent	Dollars	Percent
A	$17,762,747	54%	$14,722,154	52%
B	4,876,435	15%	3,853,692	14%

NOTE 15 – COMMITMENTS

Leases

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, Inc., purchased the property in Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor. On the same date, the Company cancelled its lease with WM Realty.

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

Ranor, Inc. had leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the year ended on March 31, 2011 and 2010, respectively the Company’s rent expense was $324,194. Since the Company consolidated the operations of WM Realty, a variable interest entity, the rental expense is eliminated in consolidation, the building is carried at cost and depreciation is expensed.

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and provides for initial rent of $2,500 per month, escalating to $3,220 per month in year two and $3,395 per month in year three of the lease.  The Company has the option to renew this lease for a period of three years at the end of the lease term.

On November 17, 2010, the Company entered into a lease agreement pursuant to which the Company will lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as the Company’s corporate headquarters.  The Company took possession of the office space on April 1, 2011.  Under the Lease, the Company’s payment obligations are deferred until the fifth month after it takes possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, the Company will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. The Company may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property.

On November 15, 2010, the Company entered into a lease for approximately 1,000 sq. ft. of office space in Wuxi, China.   The lease has an initial two year term and annual rental cost of $16,692.   This lease is with a related party China Wind Systems, See Note 10.

Future minimum lease payments required under operating leases in the aggregate, at March 31, 2011, totaled $319,885. The totals for each annual period ended on March 31 were: 2012 - $66,685, 2013 - $76,649, 2014- $58,850, 2015-58,850, 2016-58,850, and thereafter $39,233.

As of March 31, 2011, the Company had $1.5 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase capital equipment and complete building construction at fixed prices.

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

The Company has employment agreements with its executive officers. Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment for future salaries at March 31, 2011, excluding bonuses, was approximately $745,000.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Comprehensive income consists of reported net income and other comprehensive income, which reflects revenues, expenses and gains and losses that generally accepted accounting principles exclude from net income. For the Company, the items excluded from current net income were fair value adjustments on derivative financial instruments of $5,483 (net of tax $3,696) and currency translations adjustments of $422.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2011	March 31, 2010
Basic EPS
Net income	$2,686,979	$2,044,735
Weighted average shares	14,489,932	14,066,874
Basic income per share	$0.19	$0.15
Diluted EPS
Net income	$2,686,979	$2,044,735
Dilutive effect of convertible preferred stock, warrants and stock options	8,406,319	6,790,377
Diluted weighted average shares	22,896,251	20,857,251
Diluted income per share	$0.12	$0.10

During the years ended March 31, 2011 and 2010 there were 402,500 and 610,000, respectively, of potentially anti-dilutive options, warrants and convertible preferred stock.

NOTE 18 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2011 and 2010. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	(in thousands, except for per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2011
Net sales	$6,154	$8,381	$9,670	$8,079
Gross profit	$2,316	$2,585	$2,856	$2,159
Net income	$819	$856	$829	$183
Basic earnings per share	$0.06	$0.06	$0.06	$0.01
Diluted earnings per share	$0.04	$0.04	$0.04	$0.00

Year ended March 31, 2010
Net sales	$3,319	$15,117	$5,256	$4,655
Gross profit	$565	$2,645	$1,014	$1,877
Net income (loss)	$(125)	$1,321	$204	$645
Basic earnings per share	$(0.00)	$0.09	$0.01	$0.05
Diluted earnings per share	$(0.00)	$0.06	$0.01	$0.03

NOTE 19 - SEGMENT INFORMATION

We operate in one industry segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. During the third quarter of fiscal 2011, we commenced organizational and start-up activities at our wholly owned subsidiary in China. Operations commenced in the fourth quarter of fiscal 2011 and revenues for the period and long-lived assets at the end of the period were not material.

NOTE 20 – SUBSEQUENT EVENTS

On April 19, 2011, the Company granted options to employees to purchase 577,000 shares of common stock at an exercise price of $1.96 per share. The options will vest in three cumulative annual installments over three years on the grant date anniversary.

During the period June 21, 2011 through June 27, 2011, 498,000 shares of Series A Convertible Preferred Stock were submitted for conversion and 650,985 shares of common stock were issued upon the conversions. These conversions increased total common shares outstanding to 16,073,873, as of June 27, 2011