Form 10-K/A
period 2011-03-31
TECHPRECISION CORP
filed 2011-07-29
CIK 1328792

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

Registrant’s telephone number, including area code: (484) 693-1700

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2011 is 16,606,408.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2011.  In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including certain currently dated certifications.  The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 29, 2011 remains unchanged.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
Louis A. Winoski (1)(2)	53	Director and former Interim Chief Executive Officer
James S. Molinaro (3)	49	Director and Chief Executive Officer
Michael R. Holly (1)(2)	65	Director
Andrew A. Levy	64	Director
Philip A. Dur (2)	67	Director
Leonard M. Anthony (1)	57	Director
Richard F. Fitzgerald	47	Chief Financial Officer
Stanley A. Youtt	64	Chief Executive Officer of Ranor

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Mr. Molinaro was nominated to the Board on July 15, 2010.

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

James S. Molinaro became our Chief Executive Officer on July 21, 2010.  From March 2009 through July 2010, Mr. Molinaro’s primary business focus was co-founding Solvinti, LLC, a global distributor of monocrystalline and multicrystalline solar panels and cells in the United States and Europe.  Mr. Molinaro served as the President and Chief Executive Officer of Akrion Systems, a manufacturer of products with applications in the semiconductor and solar cell industries from May 2003 to March 2009.  Between October 1999 and April 2003, Mr. Molinaro was the Vice President of Sales, Service and Marketing at Akrion Systems.  Mr. Molinaro holds a Bachelors of Science in Mechanical Engineering with a concentration in Robotics from Pennsylvania State University, and participated in the Executive Development Course at the Wharton School at the University of Pennsylvania.  Mr. Molinaro was chosen to serve on the Board because of his extensive leadership experience in many of the industries, including the solar cell industry, in which the Company’s largest customer operates.  In addition, the Board believes that it is helpful to have the Company’s Chief Executive Officer serve on the Board so that the non-management directors have direct contact with the management of the Company.

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

Andrew A. Levy has been a director since March 2009.  Since 1978, Mr. Levy has served as CEO of Redstone Capital, a small investment banking firm.  Mr. Levy received his Bachelor in Engineering from Yale University, and received his Juris Doctor from Harvard Law School.  Mr. Levy is also the manager of WM Realty.  Mr. Levy combines an engineering background that enables him to understand the operational aspects of the Company’s business with an investment banking background, which qualifies him to engage in assessments of the Company’s financial health and the execution of the Company’s growth strategies.

Philip A. Dur has been a member of our Board since the October 2009.  Mr. Dur currently serves on the board of directors at Kennametal, Inc. From October 2001 until his retirement in December 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation and President, Northrop Grumman Ship Systems Sector.  Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco. Inc. and Tenneco Automotive.  Prior to his private sector experience, Mr. Dur served in the United States Navy, attaining the rank of Rear Admiral.  Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division.  Mr. Dur holds a Ph.D. in Political Economy and Government and a Masters in Public Administration from Harvard University as well as masters and undergraduate degrees from the University of Notre Dame.  Mr. Dur’s significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to the Company’s strategic and industry-related decision-making as well as to discussions of its management and corporate governance.

Leonard M. Anthony has been a director since September 2010.  Mr. Anthony’s primary professional activity, since September 2008, has been serving on the Board of Directors for McJunkin Red Man Corporation where he chairs the audit committee.  Previously, Mr. Anthony served as the president and chief executive officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008.  He was also a member of the board of directors of WCI Steel from December 2007 to October 2008.  Mr. Anthony has more than 25 years of financial and operational management experience.  From April 2005 to August 2007, Mr. Anthony was the executive vice president and chief financial officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries.  Mr. Anthony earned a B.S. in accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.  Mr. Anthony’s significant executive and board experience within the steel manufacturing industry qualifies him to engage in the Board’s assessment of our business and growth opportunities, as well as to provide insight into corporate governance and management best practices among peer companies.

Richard Fitzgerald joined the Company as Chief Financial Officer in March 2009.  Prior to joining us as Chief Financial Officer, Mr. Fitzgerald served as Vice President and Chief Financial Officer of Nucleonics, Inc., a private venture capital backed biotechnology company.  Before becoming CFO of Nucleonics, Mr. Fitzgerald served in a variety of senior financial roles during his tenure there, which extended from 2002 through December 2008.  Prior to his employment with Nucleonics, Inc., Mr. Fitzgerald served as Director, Corporate Development of Exelon Corporation and PECO Energy Company from 1997 through 2002.  Mr. Fitzgerald began his career with Coopers & Lybrand (now PricewaterhouseCoopers) in Philadelphia, and was engaged as a consultant providing tax, corporate development and financial consulting services for a specialty pharmaceutical company and a transportation manufacturing concern between December 2008 and March 2009.  Mr. Fitzgerald is a member of both the American and Pennsylvania Institutes of Certified Public Accountants.  He holds a Bachelor of Science Degree in Business Administration from Bucknell University.

Stanley A. Youtt has served as the Chief Executive Officer of Ranor since 2000 and as a member of our Board of Directors from 2006 until 2010.  Mr. Youtt received a Bachelor of Science degree in naval architecture and marine engineering from the University of Michigan and Masters Degree in civil engineering (applied mechanics) from the University of Connecticut.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified. None of our officers and directors are related.

Board Committees and Director Independence

The board of directors has two committees, the audit committee and the compensation committee.  Michael R. Holly, Leonard M. Anthony and Louis A. Winoski are the members of the audit committee.  Michael R. Holly, Philip A. Dur and Louis A. Winoski are members of the compensation committee.  As of March 31, 2011, each of Michael R. Holly, Philip A. Dur and Leonard M. Anthony are independent directors; Mr. Winoski, who serves on both the audit committee and the compensation committee (of which he is the Chairman), was not deemed independent during the fiscal year ended March 31, 2011 due to his service as our Interim Chief Financial Officer.  The Board has determined that Mr. Holly, who is the chairman of the audit committee, is an audit committee financial expert.  The board also determined that in view of the interim nature of his position, that it was in the best interest of the Company for Mr. Winoski to continue serving on the audit and compensation committees.  As of the appointment of James S. Molinaro as our Chief Executive Officer on July 15, 2010, and Mr. Winoski’s concurrent resignation as our Interim Chief Executive Officer, Mr. Winoski will not be considered an independent board member until July 16, 2013.  We apply the independence standards described in the NASDAQ Listed Company Manual to determine the independence of our directors.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.  The code of business conduct and ethics is posted on our website-www.techprecision.com-under “Investor Relations.”

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.  To our knowledge, during the fiscal year ended March 31, 2011, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following: (i) Mr. Stanley A. Youtt failed to timely file Forms 4 reporting sales consummated on November 9, 2010 and November 24, 2010; (ii) Mr. Richard F. Fitzgerald failed to timely file a Form 4 reporting the acquisition of stock options on August 4, 2010; (iii) Mr. James S. Molinaro failed to timely file a Form 3 reporting his beneficial ownership of our common stock as of July 21, 2010 (the date he joined us as chief executive officer) and a Form 4 reporting his acquisition of stock options on August 4, 2010; (iv) Mr. Andrew A. Levy failed to timely file Forms 4 reporting sales consummated on August 30, 2010 and March 15, 2011; (v) Mr. Louis A. Winoski failed to timely file a Form 4 reporting the exercise of options and corresponding sale of common stock consummated on February 28, 2011; and (vi) Mr. James G. Reindl, formerly a beneficial owner of more than 10% of our common stock, failed to timely file a Form 4 reporting a sale consummated on March 9, 2011.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Set forth below is information for the years ended March 31, 2011 and 2010 relating to the compensation of (i) each person who served as our Principal Executive Officer during the fiscal year ended March 31, 2011; and (ii) the two most highly compensated executive officers of the Company other than the Principal Executive Officer who were serving in such positions as of March 31, 2011.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
James S. Molinaro Chief Executive Officer (4)	2011 2010	205,385 —	123,750 —	65,927 —	— —	395,062 —
Louis A. Winoski Former Interim Chief Executive Officer	2011 2010	— —	— —	80,973 80,973	60,000 120,000	140,973 200,973

Stanley A. Youtt, Chief Executive Officer – Ranor	2011 2010	220,000 220,000	74,800 40,000	— —	— —	294,800 260,000
Richard F. Fitzgerald, Chief Financial Officer	2011 2010	225,000 195,000	76,500 40,000	32,702 22,813	— —	334,202 257,813

(1) Bonus payments for each of Messrs. Molinaro, Fitzgerald and Youtt were determined by our Board of Directors in its discretion and paid in June and July, 2011.
(2) Theses amount reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  Key assumptions in calculating these amounts are described in Note 13 to our audited consolidated financial statements set forth in our Annual Report on Form 10K for the fiscal year ended March 31, 2011.
(3) Mr. Winoski was compensated for his services as our Interim Chief Executive Officer pursuant to a consulting agreement that is described in greater detail below, under the heading “Employment and Executive Consulting Agreements.”  All of Mr. Winoski’s compensation for his service as our Interim Chief Executive Officer was paid pursuant to this consulting agreement.
(4)  Mr. Molinaro became our Chief Executive Officer effective July 21, 2010.  His employment agreement provides for an initial base salary of $300,000, which may be adjusted at the discretion of our Board of Directors from time to time.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Louis A. Winoski (1)	200,000	--	$0.84	Jan. 28, 2020
James S. Molinaro (2)	--	1,000,000	$0.70	Aug. 4, 2020
Stanley A. Youtt	--	--	--
Richard F. Fitzgerald (2) (3)	-- 100,000	150,000 50,000	$0.70 $0.49	Aug. 4, 2020 Mar. 22, 2019
(1)	Options granted to Mr. Winoski vested in two 100,000 installments on January 29, 2010 and June 30, 2010.
(2)	Options granted to Mr. Molinaro and Mr. Fitzgerald on August 4, 2010, vest in three equal installments beginning on the first anniversary date of the option grant.
(3)	Options granted to Mr. Fitzgerald on March 23, 2009, vest in three equal installments beginning on the first anniversary date of the option grant.

Employment and Executive Consulting Agreements

We have employment agreements with each of Messrs. Molinaro, Youtt and Fitzgerald and, until August 31, 2010, an executive consulting agreement with Mr. Winoski, each of which is described below.  In connection with the appointment of Mr. Molinaro on July 21, 2010, as our Chief Executive Officer, Mr. Winoski resigned from his role as our Interim Chief Executive Officer.  Following his resignation, Mr. Winoski continued to provide consulting and transition services under his executive consulting agreement through August 31, 2010, at which time the executive consulting agreement was terminated with the mutual consent of Mr. Winoski and the Company.

James S. Molinaro Employment Agreement

Mr. Molinaro’s service as the Company’s Chief Executive Officer began on July 21, 2010 and will be governed by the terms of an offer letter executed by Mr. Molinaro and the Company dated July 15, 2010 (the “Offer Letter”).  Pursuant to the Offer Letter, Mr. Molinaro will receive an annual base salary of $300,000 (subject to adjustment by the Board from time to time) and will be eligible to receive an annual performance bonus of up to 50% of his then-current base salary.  In addition, on August 4, 2010, the Company granted to Mr. Molinaro an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s 2006 Long-Term Incentive Plan (the “Option Grant”), with an exercise price of $0.70, the closing price per share of the Company’s common stock on the date of grant.  The Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

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

Stanley A. Youtt Employment Agreement

In February 2006, contemporaneously with our acquisition of Ranor, Ranor entered into an employment agreement with Stanley A. Youtt pursuant to which he would serve as Ranor’s Chief Executive Officer for a term of three years ending on February 28, 2009.  Pursuant to the agreement, we paid Mr. Youtt salary at the annual rate of $200,000.  Mr. Youtt is also eligible for performance bonuses based on financial performance criteria set by the board.  In the event that we terminate Mr. Youtt’s employment without cause, we are required to make a lump-sum payment to him equal to his base compensation for the balance of the term and to provide the insurance coverage that we would provide if he remained employed.  In February 2009, we and Mr. Youtt renewed his agreement at the annual rate of $220,000 on terms comparable to the original agreement.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement (the “CFO Employment Agreement”) on March 23, 2009, to engage Mr. Richard F. Fitzgerald for the position of Chief Financial Officer (“CFO”).  The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to the Board and the Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning of the Company as well as establishing major economic objectives and policies for the Company and ensuring compliance with the Company’s SEC reporting obligations.

Upon his execution of the CFO Employment Agreement, Mr. Fitzgerald received a signing bonus of $25,000.00.  Pursuant to the CFO Employment Agreement, Mr. Fitzgerald receives an annual base salary of $195,000 and was awarded a one-time grant of options to purchase 150,000 shares of the Company’s common stock, which vest in three equal parts over three years.  The exercise price of the options was equal to the market price as of the grant date.  Mr. Fitzgerald is also eligible for an annual cash performance bonus based upon the financial performance of the Company as determined by the Board. Mr. Fitzgerald is entitled to participate fully in the Company’s employee benefit plans and programs.  Mr. Fitzgerald will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CFO.

The Company may terminate the CFO Employment Agreement at any time without “cause,” as defined in the CFO Employment Agreement.  In the event of a termination without cause, the Company will be required to pay Mr. Fitzgerald an amount equal to one year of his base salary paid in equal installments in accordance with the Company’s payroll policies.  The Company may terminate the CFO Employment Agreement for cause at any time upon seven (7) days written notice, during which period Mr. Fitzgerald may contest his termination before the Board.

Upon termination of the CFO Employment Agreement, Mr. Fitzgerald will have the obligation not to disclose the Company’s confidential information or trade secrets to anyone following termination of the CFO Employment Agreement.  Mr. Fitzgerald is also subject to a covenant not to compete with the Company for a period of 12 months following termination of the CFO Employment Agreement.

On July 31, 2010, the Board of Directors approved an annual base salary of $225,000 for Mr. Fitzgerald, effective retroactively as of April 1, 2010.  Additionally, the Company granted to Mr. Fitzgerald an option to purchase 150,000 shares of the Company’s common stock under the Company’s 2006 Long-Term Incentive Plan (the “Option Grant”), with an exercise price of $0.70, the closing price per share of the Company’s common stock on the date of grant.  The Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

Louis A. Winoski Executive Consulting Agreement

On March 31, 2009, we entered into an executive consulting agreement with Mr. Louis A. Winoski pursuant to which Mr. Winoski agreed to provide executive management and consulting services in the role of Interim Chief Executive Officer of the Company.  Pursuant to this agreement, the Company agreed to pay Mr. Winoski monthly consulting fees of $10,000.  The executive consulting agreement had an initial term of 6 months, unless extended by the mutual written agreement of the parties.

As of July 21, 2010, Mr. Winoski’s role as Interim Chief Executive Officer terminated in connection with the appointment of James S. Molinaro as the Company’s Chief Executive Officer.  Mr. Winoski continued to provide consulting and transition services under his executive consulting agreement through August 31, 2010, at which time the executive consulting agreement was terminated with the mutual consent of Mr. Winoski and the Company.

Directors’ Compensation

Fees for Employee Directors

Any director who is also one of our employees does not receive any additional compensation for his or her service as a director the Company. However, our former Interim Chief Executive Officer, Mr. Winoski, continued to receive his Board and Committee fees as well as compensation for his consulting services during his tenure as our Interim Chief Executive Officer.

Fees and Equity Awards for Non-Employee Directors

From October 1, 2009 through September 30, 2010, we paid our independent directors a fee of $5,000 per quarter.  In addition, as of April 2009, the Audit Committee and Compensation Committee chairs were entitled to receive additional fees of $3,000 annually. During early fiscal 2011, the Company completed a Board compensation benchmarking project with an external consulting firm.  Based on the results of that benchmarking effort, commencing October 1, 2010 the fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Board Meeting Fee (Quarterly)	$2,500
Telephonic Board Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman – Annual Retainer	$12,000

In addition, our 2006 Long-Term Incentive Plan, as amended, provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected non-employee director and annual grants of 10,000 options to purchase shares of Common Stock commencing with the third year of service as a director, as described under the heading “Executive Compensation - 2006 Long-Term Incentive Plan.” The following table sets forth compensation paid to each non-employee director who served during the year ended March 31, 2011.  Mr. Molinaro’s compensation for his service as our Chief Executive Officer since July 2010, and Mr. Winoski’s compensation for his service as our Interim Chief Executive Officer through July 2010,  are set forth under the heading “Executive Compensation - Summary Compensation Table.”

Name	Fees Earned (1)	Option Awards (2)	Total ($)
Leonard M. Anthony (3)	$15,500	$16,439	$31,939
Philip A. Dur	$31,500	$6,147	$37,647
Michael R. Holly	$29,500	$4,478	$33,978
Andrew A. Levy	$25,500	--	$25,500
Louis A. Winoski (4)	$27,500	$4,478	$31,978

(1)
Board fees for the first two quarters of fiscal 2011 were paid on the fee scale effective through September 30, 2010, as described above.  Fees for services during the third and fourth quarters were paid according to the fee scale adopted on October 1, 2010.  Committee and Chairman’s fees were paid on the October 1, 2010 fee scale but prorated to reflect the mid-year adoption of such fee scale.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  As of March 31, 2011, there were a total of 2,046,661 options outstanding under the Company’ 2006 Long Term Incentive plan of which 135,000 were issued to Board members.  Mr. Winoski has an additional stock option grant of 200,000 shares from his role as our Interim Chief Executive Officer which is reported in the Executive Compensation table in Item 11.

(3)	Mr. Anthony was elected to the Company’s board of directors on September 27, 2010.
(4)	Mr. Winoski also received cash and equity compensation as the Company’s Interim Chief Executive Officer, which compensation is set forth under the heading “Summary Compensation Table.”

2006 Long-Term Incentive Plan

Under the 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares at an exercise price equal to the fair market value on the date of his or her election.  The option vests 30,000 shares on the date of grant and 10,000 shares on each of the first and second anniversaries of the grant date.  The 2006 Plan also provide for an annual option grant to directors beginning on July 1 after the third anniversary of a director’s election to the Board of Directors.  On April 19, 2011, and at the recommendation of the Compensation Committee, the Board of Directors approved an amendment to the 2006 Plan to increase the size of these annual option grants from 5,000 shares to 10,000 shares.

Of the 3,000,000 shares of common stock covered by the 2006 Plan, as of July 28, 2011, there were outstanding options to purchase 2,623,662 shares of common stock, which amount included options to purchase 155,000 shares of our common stock issued to our independent directors and options to purchase 1,650,000 shares of our common stock issued to our executive officers.  On April 19, 2011, the Board of Directors approved discretionary options grants of 100,000 options to Mr. Fitzgerald and 250,000 options to Mr. Molinaro, in each case with an exercise price of $1.96 (the closing price of the Company’s common stock on the date of grant). The options granted on April 19, 2011 to Mr. Molinaro and Mr. Fitzgerald vest in three equal installments beginning on the first anniversary of the date of grant. These grants were made under the 2006 Plan, and are included in the options outstanding under the 2006 Plan.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,046,661	$0.738	774,173
Equity compensation plan not approved by security holders	100,000	$1.65	N/A

No unregistered securities were sold during the year ended March 31, 2011.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our compensation committee is to ensure that the Company’s compensation programs are structured so as to discourage inappropriate risk-taking.  The Company believes that its existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives.  These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation.  In addition, the Company’s existing compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives such as annual cash incentive compensation and long-term incentive compensation which are based upon balanced company-wide, business unit and individual performance and base salaries structured so as to be consistent with an employee’s responsibilities and general market practices.  The compensation committee will continue to monitor the Company’s existing compensation practices and policies and investigate applicable enhancements to align the Company’s existing practices and policies with long-term stockholder value.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has three members: Mr. Holly, Mr. Dur and Mr. Winoski (Chairman).  To the knowledge of the Company, there are no interlocking relationships among members of our Board of Directors.

Compensation Committee Report

We, the Compensation Committee of the board of directors of TechPrecision Corporation, have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, we recommend to the board of directors that the “Compensation Discussion and Analysis” set forth above be included in this Amendment no. 1 to the Annual Report on Form 10-K/A.

Compensation Committee of the Board of Directors:
Louis A. Winoski, Chairman
Michael R. Holly
Leonard M. Anthony

The preceding Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned, as of July 28, 2011, by:

•	each director and nominee for director;
•	each executive officer named in the summary compensation table (each, a “Named Executive Officer”);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.  Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 28, 2011.

Name	Shares	Percentage
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	1,822,100	10.97%
Howard Weingrow 805 Third Avenue New York, NY 10022 (1)	1,250,000	7.53%
Robert Lifton 805 Third Avenue New York, NY 10022 (2)	1,250,000	7.53%
James G. Reindl 347 E. Hillendale Road Kennett Square, Pennsylvania 19348	1,150,000	6.93%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,100,000	6.62%
Stanley A. Youtt One Bella Drive Westminster, MA 01473 (3)	879,916	5.30%
Barron Partners, LP 730 Fifth Avenue New York, NY 10019 (4)	813,616	4.90%
Richard F. Fitzgerald (5)	150,000	* %
James S. Molinaro (6)	343,333	2.07%
Michael R. Holly (7)	152,500	* %
Louis A. Winoski (8)	267,500	1.61%
Philip A. Dur (9)	50,000	* %
Leonard M. Anthony (10)	40,000	* %
All officers and directors as a group (eight individuals) (11)	3,705,349	22.32%

*	Less than 1%

(1) Includes (i) 150,000 shares of common stock held by Mr. Weingrow and (ii) 1,100,000 shares of common stock held by Stanoff Corporation, of which Mr. Weingrow is a principal, and deemed beneficially owned by Mr. Weingrow.
(2) Includes (i) 150,000 shares of commons stock  held by M. Lifton and (ii) 1,100,000 shares of common stock held by Stanoff Corporation, of which Mr. Lifton is a principal, and deemed beneficially owned by Mr. Lifton.
(3) Mr. Youtt stepped down from the Board in September 2010.  Mr. Youtt continues to serve as the Chief Executive Officer of our operating subsidiary, Ranor.
(4)  Holdings reflected in this table include (i) 670,853 common shares held by Barron Partners and (ii) 142,763 common shares that are issuable upon the conversion of Series A Preferred shares held by Barron Partners, for a total holding of 4.9% of the common stock outstanding at July 28, 2011.  Pursuant to the Certificate of Designation, dated February 24, 2006, related to the Preferred Stock, such Preferred Stock cannot be converted into common stock unless and until such conversion would cause the holder of converted shares of Preferred Stock to own no more than 4.9% of our outstanding common stock.  Because Barron Partners is prohibited from converting Series A Preferred Stock once it holds 4.9% of the common stock outstanding, it would not be eligible to convert additional Preferred Stock it holds into common at this time, and therefore such shares are not included in the table above.  In a series of transactions from June 21, 2011 through June 27, 2011, Barron Partners converted 498,000 Series A Convertible Preferred shares into 650,978 common shares.
(5)  Includes 150,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of July 28, 2011.
(6)  Includes (i) 10,000 shares of common stock and (ii) 333,333 shares of common stock issuable upon the exercise of stock options granted to Mr. Molinaro that may be exercised within 60 days of July 28, 2011.

(7)  Includes (i) 135,000 shares of common stock held by Mr. Holly and (ii) 17,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 28, 2011.
(8)  Includes (i) 50,000 shares of common stock and (ii) 217,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Winoski that may be exercised within 60 days of July 28, 2011.
(9)  Includes 50,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 28, 2011.
(10) Includes 40,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 28, 2011.
(11) Includes 813,333 shares of common stock issuable upon the exercise of stock options granted to our directors and officers.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, purchased the property located at Bella Drive, Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor.  Prior to consummation of the sale under the Purchase Agreement, the Company had leased the purchased property from WM Realty.

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party appraisals obtained by the Company.  Under the Purchase Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with the early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase Agreement.  In addition, the Purchase Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

All transactions with related parties are subject to approval by the audit committee.  As part of its review of related party transactions, the audit committee generally seeks to obtain evidence regarding whether the terms of the related party transaction are market-based.  The audit committee relies on such information, in addition to other transaction-specific factors, in its review and approval of related party transactions.

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Board Committees and Director Independence,” which discussion is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The following is a summary of fees for professional services rendered by Tabriztchi & Co., CPA, P.C. (“Tabriztchi”), our independent registered public accounting firm, for the years ended March 31, 2011 and 2010:

	Year ended March 31,
	2011	2010
Audit fees	$91,555	$85,171
Audit related fees	7,000	7,000
Tax fees	9,287	12,543
All other fees	-0-	-0-
Total	$107,842	$104,714

Audit fees.  Audit fees represent fees for professional services performed by Tabriztchi for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Audit-related fees represent fees for assurance and related services performed by Tabriztchi that are reasonably related to the performance of the audit or review of our financial statements. These services include services related to the annual audit of the Company’s 401k savings plan and consultation with respect to financial reporting and accounting standards.

Tax fees. Tax fees represent fees for tax compliance services performed by Tabriztchi.  During the year ended March 31, 2011, Tabriztchi provided support services related to an IRS audit.

All other fees.  There were no other fees paid to Tabriztchi for the year ended March 31, 2011.

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

Appointment of KPMG LLP as Independent Registered Public Accounting Firm

On July 6, 2011, in connection with the selection of KPMG LLP (“KPMG”) as our independent registered public accounting firm, the Audit Committee notified Tabriztchi that it had determined to dismiss Tabriztchi as the Company’s independent registered public accounting firm.  The reports of Tabriztchi on the Company’s consolidated financial statements as of and for the years ended March 31, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended March 31, 2011 and March 31, 2010, and through July 6, 2011, there were no disagreements between the Company and Tabriztchi on any matter of accounting principle or practice, financial statement disclosure, or auditing scope of procedure that, if not resolved to Tabriztchi’s satisfaction, would have caused it to make reference in connection with their audit report to the subject matter of the disagreements, or “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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
July 29, 2011

/s/ James S Molinaro
James S. Molinaro
Chief Executive Officer