Form 10-Q
period 2011-06-30
TECHPRECISION CORP
filed 2011-08-15
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-51378

TECHPRECISION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	51-0539828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3477 Corporate Parkway, Center Valley, PA	18034
(Address of principal executive offices)	(Zip Code)

(484) 693-1700
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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at July 31, 2011 was 16,606,408.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,339,694	$7,541,000
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	2,419,795	5,578,072
Costs incurred on uncompleted contracts, in excess of progress billings	5,935,709	2,519,908
Inventory - raw materials	353,203	723,400
Other current assets	681,563	441,833
Current deferred taxes	527,586	462,226
Prepaid taxes	--	122,263
Total current assets	17,257,550	17,388,702
Property, plant and equipment, net	3,462,627	3,139,692
Building and equipment under construction	3,201,192	2,172,420
Deferred loan costs, net	175,194	181,141
Total assets	$24,096,563	$22,881,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,281,947	$1,093,350
Accrued expenses	1,281,798	958,009
Deferred revenues	806,608	382,130
Current maturity of long-term debt	1,370,263	1,371,767
Total current liabilities	4,740,616	3,805,256
Long-term debt, including capital leases	5,117,627	5,217,421
Commitments and contingent liabilities (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
8,380,982 and 8,878,982 shares issued and outstanding at June 30,2011 and March 31, 2011, respectively; (liquidation preference of $2,388,580 and $2,530,510
at June 30, 2011 and March 31, 2011, respectively)	1,931,067	2,039,631
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 16,077,199 at June 30, 2011 and
15,422,888 shares at March 31, 2011, respectively	1,609	1,543
Additional paid in capital	3,576,624	3,346,916
Accumulated other comprehensive (loss) income	(117,724)	5,905
Retained earnings	8,846,744	8,465,283
Total stockholders’ equity	14,238,320	13,859,278
Total liabilities and stockholders' equity	$24,096,563	$22,881,955

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
	2011	2010
Net sales	$9,176,440	$6,153,502
Cost of sales	6,749,517	3,8374,711
Gross profit	2,426,923	2,315,791
Selling, general and administrative expenses	1,732,672	1,017,944
Income from operations	694,251	1,297,847
Other income (expenses):
Other income	--	60,000
Interest expense	(58,690)	(107,567)
Interest income	1,946	2,733
Finance costs	--	(2,589)
Total other income (expense), net	(56,744)	(47,423)
Income before income taxes	637,507	1,250,424
Income tax expense	256,046	431,102
Net income	$381,461	$819,322
Net income per share of common stock (basic)	$0.02	$0.06
Net income per share (fully diluted)	$0.01	$0.04
Weighted average number of shares outstanding(basic)	15,473,293	14,230,846
Weighted average number of shares outstanding (fully diluted)	24,153,986	20,759,521

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$381,461	$819,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,158	91,347
Gain on sale of equipment	--	(60,000)
Share based compensation	120,261	80,973
Deferred income taxes	(65,361)	76,991
Changes in operating assets and liabilities:
Accounts receivable	3,158,647	101,132
Inventory – raw materials	370,197	14,059
Costs incurred on uncompleted contracts, in excess of progress billings	(3,415,801)	(475,619)
Prepaid taxes	122,263	--
Other current assets	(239,637)	15,946
Accounts payable	188,478	175,987
Accrued expenses	202,135	178,015
Deferred revenues	424,478	4,581
Net cash provided by operating activities	1,351,279	1,022,734

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	--	60,000
Purchases of property, plant and equipment	(325,761)	(7,146)
Deposits on building and equipment under construction	(1,129,767)	--
Net cash (used in) provided by investing activities	(1,455,528)	52,854

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution to WM Realty partners	--	(55,373)
Proceeds from exercised stock options	950	--
Borrowings of long-term debt	282,701	--
Repayments of long-term debt, including capital leases	(383,999)	(203,256)
Net cash used in financing activities	(100,348)	(258,629)
Effect of exchange rate on cash and cash equivalents	3,291	--
Net (decrease) increase in cash and cash equivalents	(201,306)	816,959
Cash and cash equivalents, beginning of period	7,541,000	8,774,223
Cash and cash equivalents, end of period	$7,339,694	$9,591,182

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for
Interest expense	$82,382	$107,703
Income taxes	$--	$95,000

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Three months ended June 30, 2011

The Company placed $100,995 of equipment which was under construction at the beginning of the fiscal year ending March 31, 2011 (“fiscal 2011”) into service.

Three months ended June 30, 2010

The Company placed $887,279 of equipment which was under construction at the beginning of the fiscal year ending March 31, 2010 (“fiscal 2010”) into service.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (“TechPrecision”) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc.  The name was changed to TechPrecision Corporation on March 6, 2006.  TechPrecision is the parent company of Ranor, Inc. (“Ranor”), a Delaware corporation.  On November 4, 2010, TechPrecision announced that it completed the formation of a wholly foreign owned enterprise (“WFOE”), Wuxi Critical Mechanical Components Co., Ltd. (“WCMC”), to meet growing demand for local manufacture and machining of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company.”

The Company manufactures large scale metal fabricated and machined precision components and equipment.  These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

The formation of WCMC was made in consultation with a large customer in the Solar Energy industry, and is based on the significant growth in demand for solar and nuclear energy components in Asia, and especially in China.  During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities and production began during the fourth quarter of fiscal 2011, with initial production units shipped to a large solar customer on March 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, WCMC and Ranor.  A variable interest entity (“VIE”), WM Realty was included in the fiscal 2011 financial statements.  WM Realty no longer has ongoing transactional involvement with the Company, and the entity has substantially liquidated its assets following the December 20, 2010 real estate sale to the Company.  Accordingly, we do not consolidate WM Realty in periods subsequent to March 31, 2011.  Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three-month periods ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the three months ended June 30, 2011 and 2010 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The consolidated balance sheet as of March 31, 2011 was derived from audited financial statements.  Certain amounts in the consolidated financial statements have been reclassified between line items for comparative purposes.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  These notes should be read in conjunction with the notes to consolidated financial statements of the Company in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Use of Estimates in the Preparation of Financial Statements

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less, when purchased, are considered to be cash equivalents.  The deposits are maintained in a large regional bank and the amount of federally insured cash deposits was $250,000 as of June 30, 2011 and March 31, 2011.  At June 30, 2011 and March 31, 2011, the Company had $207,093 and $350,357, respectively, on deposit in a large national Bank in China subject to PRC banking regulations.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense recorded for the three month periods ended June 30, 2011 and 2010.

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

Convertible Preferred Stock and Warrants

The Company has determined that the convertible preferred shares meet all conditions for classification as equity instruments.  The Company had a sufficient number of authorized shares and there is no required cash payment or net cash settlement requirement.  The holders of the Series A Convertible Preferred Stock have no right senior to the common stockholders other than the liquidation preference in the event of liquidation of the Company.  The certificate of designation relating to the Series A Convertible Preferred Stock does not require the Company to issue shares that are registered pursuant to the Securities Act of 1933, as amended.

Selling, General, and Administrative

Selling expenses include business travel and advertising costs.  Advertising costs are expensed as incurred.  General and administrative expenses include items for Company’s administrative functions and include costs for items such as compensation, office supplies, insurance, telephone, payroll services, professional fees, and fees paid to the Board of Directors.

Share Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors.  The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model.

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

Revenue Recognition and Costs Incurred

Revenue is recognized when it is both realized and earned.  Revenue and costs are recognized on the units of delivery method.  This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue.  As units are delivered, title to and the risk of loss on those units transfer to the customer, whose acceptance of the items indicates that they meet the contractual specifications.  When the sales agreements provide for separate billing of engineering services, the revenues for those services are recognized when the services are rendered.  Costs allocable to undelivered units are reported in the balance sheet as costs incurred on uncompleted contracts.  Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated.  Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable.  The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects.  The Company has written agreements with its customers that specify contract prices and delivery terms.  The Company recognizes revenues only once all revenue recognition criteria have been met.

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

We also enter into contracts to build molds and dies used for the production of finished products.  The molds and dies are used to build custom designed finished units for the same customer.  These contracts represent a separate earnings process that provides value to the customer on a standalone basis and are built to specifications under a separate purchase order.  The revenue recognized is based on the selling price.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by FASB ASC 740, Income Taxes.  Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.  Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, share based compensation, and accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards.  Interest and penalties are included in general and administrative expenses.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

On April 1, 2011, we adopted ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which provides guidance for identifying separate deliverables in revenue-generating transactions where multiple deliverables exist.  This guidance is applied prospectively to new arrangements and its implementation did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update”).  The Update is intended to increase the prominence of other comprehensive income in financial statements.  The main provisions of this Update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements:  1) a single statement presenting the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income, and 2) in a two-statement approach, presenting the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  The amendments in this Update should be applied retrospectively for fiscal periods beginning after December 15, 2011.  The Company has evaluated ASU 2010-05 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	June 30, 2011	March 31, 2011
Land	$110,113	$110,113
Building and improvements	1,559,054	1,508,966
Machinery equipment, furniture and fixtures	5,459,479	5,088,422
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	7,184,888	6,763,743
Less: accumulated depreciation	(3,722,261)	(3,624,051)
Total property, plant and equipment, net	$3,462,627	$3,139,692

Depreciation expense for the three months ended June 30, 2011 and 2010 was $98,211 and $86,754 respectively.  All real and personal property and fixtures of the Company are collateral for the Sovereign Bank long-term debt obligations (See Note 7 to our Consolidated Financial Statements).

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The Company recognizes revenues based upon the units of delivery method (see Note 2 to our Consolidated Financial Statements).  The advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts.  The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.

Costs incurred on uncompleted contracts as of:
	June 30, 2011	March 31, 2011
Costs incurred on uncompleted contracts, beginning balance	$7,624,209	$5,149,663
Plus: Total costs incurred on contracts during the period	6,109,208	24,842,866
Less: Cost of sales during the period	(6,749,517)	(22,368,320)
Cost incurred on uncompleted contracts, ending balance	$6,983,900	$7,624,209

Billings on uncompleted contracts, beginning balance	$5,104,301	$2,399,815
Plus: Total billings incurred on contracts during the period	5,120,330	34,988,721
Less: Contracts recognized as revenue during the period	(9,176,440)	(32,284,235)
Billings on uncompleted contracts, ending balance	$1,048,191	$5,104,301

Costs incurred on uncompleted contracts, ending balance	$6,983,900	$7,624,209
Less: Billings on uncompleted contracts, ending balance	(1,048,191)	(5,104,301)
Costs incurred on uncompleted contracts, in excess of progress billings	$5,935,709	$2,519,908

As of June 30, 2011 and March 31, 2011, the Company had deferred revenues totaling $806,608 and $382,130, respectively.  Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.  Costs incurred on uncompleted contracts in excess of progress billings are net of allowances for losses of $342,304 and $333,944 at June 30, 2011 and March 31, 2011, respectively.

NOTE 5 – OTHER CURRENT ASSETS
	June 30, 2011	March 31, 2011
Prepaid insurance	$159,020	$139,838
Payments advanced to suppliers	466,308	285,187
Other	56,235	16,808
Total	$681,563	$441,883

NOTE 6 - DEFERRED LOAN COSTS

Deferred charges represent the capitalization of costs incurred in connection with obtaining bank loans.  These costs are being amortized on a straight-line basis over the term of the related debt obligation.  Deferred loan costs, net of amortization as of:
	June 30, 2011	March 31, 2011
Beginning balance	$181,141	$87,640
Deferred loan costs related to new loans	--	171,211
Deferred loan costs, net of amortization related to prepayment of debt	--	(68,188)
Amortization	(5,947)	(9,522)
Ending balance	$175,194	$181,141

NOTE 7 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Long-term debt and capital lease obligations outstanding on:	June 30, 2011	March 31, 2011
Sovereign Bank Secured Term Note	$1,000,000	$1,142,857
Sovereign Bank Capital expenditure note, other	618,913	674,151
Sovereign Bank Staged advance note	537,869	556,416
MDFA Series A Bonds	3,862,358	3,663,991
MDFA Series B Bonds	456,130	535,488
Obligations under capital leases	12,620	16,285
Total long-term debt	6,487,890	6,589,188
Principal payments due within one year	(1,370,263)	(1,371,767)
Principal payments due after one year	$5,117,627	$5,271,421

On February 24, 2006, the Company entered into a loan and security agreement with Sovereign Bank (“Loan Agreement”).  Pursuant to the agreement, as amended, the bank provided the Company with a secured term loan of $4,000,000 (“Term Note”) and also extended a revolving line of credit of up to $2,000,000 (“Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (“CapEx Note”).  On March 29, 2010, the bank agreed to extend to the Company a loan facility (“Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”) pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”) (together with the Series A Bonds, the “Bonds”) and Sovereign Bank (the “Bank”).  The Bank loaned the proceeds of such sale to the Company under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and Sovereign Bank (as Bondowner and Disbursing Agent thereunder) (the “MLSA”).

In connection with the December 30, 2010 financing, the Company executed an Eighth Amendment to the Loan Agreement (“Eighth Amendment”).  The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement.  Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that 1) the ratio of earnings available to cover fixed charges will be grater or equal to 120%, 2) the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter, and 3) the leverage ratio will be less than or equal to 3:1.  As of June 30, 2011, we were in compliance with all debt covenants.

Obligations under the notes to the Bank are guaranteed by the Company.  The loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.  As of June 30, 2011 and March 31, 2011, we were in compliance with all debt covenants: the leverage ratio was 0.69, the ratio of earnings to cover fixed charges was 163% and the interest coverage ratio was 10:1.

The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above.  Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA.  Under the MLSA and the Eighth Amendment, we and the Company must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; Ranor’s leverage ratio will be less than or equal to 3:1.

Sovereign Bank Secured Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9% which converted to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.  Principal of $142,857, plus interest is payable in quarterly installments, with final payment due on March 1, 2013.

MDFA Series A and B Bonds

The proceeds of the sale of the Series A Bonds were used to finance the Ranor facility acquisition and are also being used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at in Westminster, Massachusetts.  The proceeds of the sale of the Series B Bonds are being used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.

The initial rate of interest on the Bonds was 1.9606% for a period from the bond date to and including January 31, 2011. The interest rate thereafter is 65% times 275 basis points plus one-month LIBOR.  Effective February 1, 2011, the Company commenced making payments of $17,708 and $23,214 with respect to the Bonds.  Monthly payments are required to be made thereafter until the maturity date or earlier redemption of each Bond.  The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively.  The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010 (“ISDA Master Agreement”), pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds.  Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011.  The interest rate swaps, which are designated as cash flow hedges, have notional amounts of $4,250,000 and $1,950,000 and will terminate on January 4, 2021 and January 2, 2018, respectively.  At June 30, 2011 and March 31, 2011, the fair value of the interest rate swaps were $204,224 and $9,177 respectively, and are recorded as a current liability and a current asset.  The fair value of the interest rate swaps contracts were measured using market based level 2 inputs.

Sovereign Bank Revolving Note:

The Revolving Note bears interest at a variable rate defined as the prime rate, plus 1.5% annually on any outstanding balance.  The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.  There were no borrowings outstanding under this facility as of June 30, 2011 and March 31, 2011.  The facility was renewed on July 30, 2011 and the maturity date changed to July 31, 2012.  The Company pays an unused credit line fee 0.25% on the average unused credit line amount in the previous month.

Sovereign Bank Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000 available under the facility as of November 30, 2009.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated because the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit.  Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $704,794 and $658,829 outstanding under this facility at June 30, 2011 and March 31, 2011, respectively.

Sovereign Bank Staged Advance Note:

The Bank made certain loans to Ranor limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine.  The machine serves as collateral for the loan.  The total aggregate amount of advances under this agreement cannot exceed 80% of the actual purchase price of the gantry mill machine.  All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings are permitted under this facility.  The interest rate is LIBOR plus 4%.  Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule.  On March 29, 2010 and September 29, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the gantry mill machine.  On December 30, 2010, the Company paid down $556,416 of principal using proceeds from the Series B Bonds and amended the term loan agreement with the Bank to cap advances at $556,416, with no further advances permitted.

Capital Lease:

The Company also leases certain office equipment under a non-cancelable capital lease.  This lease will expire in 2012.  Future minimum payments under this lease for fiscal periods ending on June 30, 2012 are $12,620.  Interest payments included in the above amounts total $856 and the present value of all future minimum lease payments total $11,764.  Lease payments for capital lease obligations for the three months ended June 30, 2011 totaled $10,513.

NOTE 8 - INCOME TAXES

For the three months ended June 30, 2011 and 2010, the Company recorded Federal and State income tax expense of $256,046 and $431,102, respectively.  The estimated annual effective tax rate is 39.5%.  The difference between the provision for income taxes and the income tax determined by applying the statutory U.S. federal income tax and state income tax rates and the China Enterprise tax rate was due primarily to differences in the book and tax basis of property and equipment, deductions for domestic production activities, share based compensation and net operating loss carry forwards.

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At June 30, 2011, the Company recorded a deferred tax asset of $445,345.

As of June 30, 2011, the Company’s federal net operating loss carry-forward was approximately $1.8 million.  If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of a more than 50% change in ownership from the reverse acquisition in February 2006 as a result of the application of Section 382 of the Internal Revenue Code, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

The valuation allowance for deferred tax assets of $353,070 and $354,008 at June 30, 2011 and March 31, 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carry forwards in various jurisdictions.  The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement

On February 24, 2006, WM Realty borrowed $3,300,000 to finance the purchase of Ranor’s real property and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement.  WM Realty was formed solely for this purpose and its partners who were stockholders of the Company.  The Company considered WM Realty a variable interest entity as defined by the FASB, and included the VIE in the Company’s consolidated financial statements at March 31, 2011.

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, Inc., purchased the property located at Bella Drive, Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor.  Prior to consummation of the sale under the Purchase and Sale Agreement, the Company had leased the purchased property from WM Realty.

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase and Sale Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase and Sale Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase and Sale Agreement.  In addition, the Purchase and Sale Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.  For the three months ended June 30, 2010, WM Realty had net income of $35,894, and made distributions of $55,373.

On November 15, 2010, the Company’s wholly owned subsidiary WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International (“CSI”) to serve as its primary corporate offices in Wuxi, China.  The lease has an initial two year term and rent under the lease with the CSI affiliate is approximately $16,692 on an annual basis.  In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by the Company personnel co-located at CSI in Wuxi, China.  We view CSI as a related party as a common shareholder holds an approximate 31% fully diluted equity interest in CSI and the same investor holds an approximate 41% fully diluted equity interest in the Company.  Further, WCMC is subcontracting manufacturing services from other manufacturing companies within China on comparable terms as those it has with CSI.  At June 30, 2011, the Company has advanced $454,085 for CSI manufacturing services.

NOTE 10 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series.  As of June 30, 2011, the Company has one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 10,955,620 and 11,606,605 common shares underlying the Series A Convertible Preferred Stock as of June 30, 2011 and March 31, 2011 respectively.

In addition to the conversion rights described above, the certificate of designation for the Series A Convertible Preferred Stock provides that the largest shareholder of the Series A Convertible Preferred Stock or its affiliates will not be entitled to convert the Series A Convertible Preferred Stock into shares of common stock to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion.  This provision cannot be amended.

In addition, under the terms of the purchase agreement, this shareholder has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances.  The percentage of shares that other investors may acquire is based on the ratio of shares held by the shareholder plus the number of shares issuable upon conversion of Series A Convertible Preferred Stock owned by the shareholder to the total of such shares.  No dividends are payable with respect to the Series A Convertible Preferred Stock and no dividends are payable on common stock while Series A Convertible Preferred Stock is outstanding.  Common stock cannot be redeemed while preferred stock is outstanding.

The shareholders of the Series A Convertible Preferred Stock have no voting rights.  However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock.  The payment will be made before any payment to shareholders of any junior securities and after payment to shareholders of securities that are senior to the Series A Convertible Preferred Stock.  The Company had 8,380,982 and 8,878,982 shares of Series A Convertible Preferred Stock outstanding at June 30, 2011 and March 31, 2011 respectively.

Common Stock

The Company had 90,000,000 authorized common shares at June 30, 2011 and March 31, 2011 respectively.  There were 16,077,199 and 15,422,888 shares of common stock outstanding at June 30, 2011 and March 31, 2011 respectively.

During the fiscal year ending March 31, 2012 (“fiscal 2012”), as of the date of the filing of this form 10-Q, the Company has issued 3,333 shares of common stock in connection with the exercise of stock options and 650,985 shares of common stock in connection with a Series A Convertible Preferred Stock conversion.

NOTE 11 - SHARE BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (“Plan”) covering 1,000,000 shares of common stock.  On August 4, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares.  The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants.  The Plan is to be administered by a committee of not less than two
Directors each of whom is to be an independent director.  In the absence of a committee, the Plan is administered by the Board of Directors.  Independent directors are not eligible for discretionary options.

On April 19, 2011, the Company granted stock options to its CEO and CFO to purchase 250,000 and 100,000 shares of common stock, respectively, at an exercise price of $1.96 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

Also, on April 19, 2011, the Company granted stock options to certain employees to purchase 227,000 shares of common stock at an exercise price of $1.96 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

Fair value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options.  Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues.  The expected life of the option was estimated at one half of the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the period ranged from 79% for volatility and a risk free interest rate of 2.09%.  At June 30, 2011 there were 173,841 shares of common stock available for grant under the Plan.  The fair value of stock options granted during the quarter had an estimated fair value of $1.77 per option.

The following table summarizes activity for the three months ended June 30, 2011:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2011	2,056,661	$0.738
Granted	577,000	$1.960
Exercised	(3,333)	$0.285
Outstanding at 6/30/2011	2,630,328	$1.005	$1,938,341	5.91
Outstanding but not vested 6/30/2011	2,017,000	$1.120	$1,291,900	6.67
Exercisable and vested at 6/30/2011	613,328	$0.626	$646,441	3.30

As of June 30, 2011, there was $797,611 of total unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over the next three years.  The total fair value of shares vested during the period was $-0-.

The following is a summary of the status of the Company’s non-vested stock options outstanding for the period ended June 30, 2011:
		Weighted Average
	Number of Options	Exercise Price
Outstanding at 3/31/2011	1,440,000	$0.783
Granted	577,000	$1.960
Vested	--	$--
Outstanding at 6/30/2011	2,017,000	$1.120

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits.  The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At June 30, 2011, there were receivable balances outstanding from three customers comprising 83% of the total receivables balance; the largest balance from a single customer represented 60% of our receivables balance, while the smallest balance from a single customer making up this group was 9%.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  To the extent that the Company is unable to generate orders from new customers, it may have difficulty operating profitably.  The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue in the three months ended:

	June 30, 2011		June 30, 2010
Customer	Dollars	Percent	Dollars	Percent
A	$4,442,295	48%	$3,722,027	60%
B	$1,133,675	12%	$784,263	13%

NOTE 13 – COMMITMENTS

Leases

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, Inc., purchased the property in Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor.  On the same date, the Company cancelled its lease with WM Realty.

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase and Sale Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase and Sale Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase and Sale Agreement.  In addition, the Purchase and Sale Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

Ranor, Inc. had leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006.  Since the Company consolidated the operations of WM Realty, a variable interest entity, in fiscal 2011, the rental expense was eliminated in consolidation, and the building was carried at cost and depreciation expensed.  In fiscal 2012, WM Realty is no longer consolidated.

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

On November 15, 2010, the Company entered into various leases for office space in China.  The lease for office space in Wuxi, China is with a related party, CSI, See Note 9.

Future minimum lease payments required under operating leases in the aggregate, at June 30, 2011, totaled $460,670.  The totals for each annual period ended on June 30 were: 2012 - $124,938, 2013 - $86,660, 2014- $72,816, 2015-$74,400, 2016-$75,996, and thereafter $25,860.

As of June 30, 2011, the Company had approximately $1.0 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase capital equipment and complete building construction at fixed prices.

Employment Agreements

The Company has employment agreements with certain executive officers.  Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained.  The aggregate annual commitment for future salaries at June 30, 2011, excluding bonuses, was approximately $146,667.

NOTE 14 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  Diluted EPS also includes the effect of dilutive potential common shares.  The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260 for the periods ended June 30:

Basic EPS	2011	2010
Net income	$381,461	$819,322
Basic weighted average shares	15,473,293	14,230,846
Basic income per share	$0.02	$0.06
Diluted EPS
Net income	$381,461	$819,322
Dilutive effect of stock options, warrants and convertible preferred stock	8,672,203	6,528,675
Diluted weighted average shares	24,153,986	20,759,521
Diluted income per share	$0.01	$0.04

For the three months ended June 30, 2011 and 2010 there were 622,000 and 460,000 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of reported net income and other comprehensive income (loss), which reflects revenues, expenses and gains and losses that U.S. GAAP excludes from net income.  For the Company, the items excluded from current net income were fair value adjustments on interest rate swaps of $121,983 (net of tax $82,241) and foreign currency translations adjustments of $4,259.  There were no amounts reclassified into earnings during the periods presented.  Comprehensive income for the three months ended June 30, 2011 and 2010 includes the following components:

	June 30, 2011	June 30, 2010
Net income	$381,461	$819,322
Other comprehensive income (loss):
Currency translation adjustment	3,837	--
Interest rate swaps	(127,466)	--
Total other comprehensive income (loss)	(123,629)	--
Consolidated comprehensive income (loss), net of tax	$257,832	$819,322

Accumulated other comprehensive (loss) income, net of tax of $82,241 as of March 31, 2011 and June 30, 2011 is as follows:

	Totals	Translation	Interest Rate Swaps
		Adjustments
Balance at March 31, 2011	$5,905	$422	$5,483
Change during the period	(123,629)	3,837	(127,466)
Outstanding at June 30, 2011	$(117,724)	$4,259	$(121,983)

NOTE 16 – SUBSEQUENT EVENTS

On July 12, 2011, 400,000 of Series A Convertible Preferred stock were submitted for conversion.  522,876 shares of common stock in connection with this conversion.

On July 18 and 19, 2011, stock options for 3,000 and 3,333 shares of common stock were exercised.  At July 29, 2011, there were 7,980,982 and 16,606,408 shares of Series A Convertible Preferred Stock and common stock issued and outstanding.

On July 27, 2011, the Board of Directors amended the 2006 Long-Term Incentive Plan to increase the number of shares authorized under the plan by 300,000 shares, increasing shares authorized under the plan to 3,300,000 from 3,000,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going basis, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

Overview

We offer a full range of services required to transform raw materials into precise finished products.  Our manufacturing capabilities include: fabrication operations that involve cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers.  We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing activity), quality control (inspection and testing), materials procurement, and production control (scheduling, project management and expediting).

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

During the year ended March 31, 2011, demand for our services was relatively strong across all of the industries we serve.  This trend continued through the first quarter of fiscal 2012.  The Company concluded the year ended March 31, 2011, with an order backlog of $32.5 million.  The order backlog for the quarter ended June 30, 2011 was $26.3 million.  We expect to deliver this backlog during fiscal year 2012 and 2013.  The Company’s comparable order backlog on June 30, 2010 was $25.2 million.  Since June 30, 2011, the Company announced new orders totaling $5.2 million received from existing customers.

The Company historically has experienced, and continues to experience, customer concentration. Our largest customers, GT Solar, BAE Systems and Westinghouse accounted for 48%, 12% and 10% of our revenue respectively, for the three months ended June 30, 2011.  For the three months ended June 30, 2010, GT Solar, BAE Systems and Westinghouse accounted for approximately 60%, 13% and 0% of our revenue respectively.
In any year, it is likely that five to six significant customers (albeit not always the same customers from year to year) will account for up to 90% in the aggregate of our total annual revenues.  A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the bank may be entitled to cancel the facilities.  If the bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal.  Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we continually seek more long-term projects with a more predictable cost structure.  For the three months ended June 30, 2011, our sales and net income was $9.2 million and $0.4 million, as compared to sales of $6.2 million and net income of $0.8 million, for the three months ended June 30, 2010.  Our gross margin for the three months ended June 30, 2011 was 26.4% as compared to 37.6% for the three months ended June 30, 2010.  On a comparative basis, our quarterly revenue for the three month period ended June 30, 2011 increased by $3.0 million over the prior year with $2.0 million of the increase attributed to higher materials procurement revenues.  As our gross margin on material procurement services is lower than the gross margin on our processing services, this shift in revenue mix lowered our first quarter gross margin for the quarter ended June 30, 2011 when compared with the same quarterly period a year ago.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts.  There may be a time lag between our completion of one contract and commencement of work on another contract.  During this period, we will continue to incur overhead expense but with lower revenue resulting in lower operating margins.  Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.  Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government.  Rather, we perform our services for large governmental contractors and OEM companies.  However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins.  In November 2010, we announced the formation of our China subsidiary, WCMC.  This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since the formation of WCMC, we have received numerous inquiries from existing and potential customers for precision, large-scale fabricated and machined metal components and systems in Asia.  Based on the initial interest expressed in our WCMC operation, we believe there are attractive opportunities to expand our WCMC operations.

Diversifying Our Core Industries

We believe that rising energy demands along with increasing environmental concerns are likely to continue to drive demand in the alternative energy industry, particularly the solar, wind, LED and nuclear power industries.  Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we intend to focus our services in this sector.  We also expect to market our services for medical device applications where customer requirements demand strict tolerances and an ability to manufacture complex heavy equipment.

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy.  In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S. While trends in the nuclear power industry through February 2011 were favorable, the nuclear power problems in Japan and recent announcement that Germany will be exiting the nuclear power industry present emerging trends that may slow the pace of growth in the nuclear power industry in the near future.  Revenues derived from the nuclear power industry were $1.0 million and $0.04 million for the three months ended June 30, 2011 and 2010, respectively.  Currently, nuclear power related orders constitute approximately 4% of our backlog.  Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

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

Growing global demand for LED lighting and LED enabled products, has increased the worldwide demand for HEM sapphire as HEM sapphire is a core component in many high end LED products.  Accordingly, many polysilicon companies like GT Solar are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity.  The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of poly silicon in the solar industry.  Accordingly we believe the sapphire field offers a growing sector where our manufacturing expertise and experience with solar products can be directly leveraged.  We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and in Asia.

Historically we have participated in the multicrystalline segment of the solar industry through the manufacturing support we have provided GT Solar over the years.  Increasingly GT Solar and other companies are focusing on production innovations that will improve the production efficiency and cost competitiveness of monocrystalline solar cells.  To diversify our customer and sector concentration within the solar industry we are in active discussions with various companies focused on enabling production equipment for monocrystalline solar cells and believe these efforts will provide us with further technology and customer diversification in the future.

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification.  On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities. Under this purchase commitment, the Company is obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery approximately one year from the purchase order date. A portion of the proceeds from the municipal bond financing may be used to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including remaining payments for the gantry mill machine.  Additionally, in February 2011, we commenced construction of a 19,500 sq. ft. expansion of our Westminster, Massachusetts facility.  This expansion is expected to be completed and placed into service during the second quarter of fiscal 2012.

Revenue Recognition and Costs Incurred

We derive revenues from (i) the fabrication of large metal components for our customers, and (ii) the precision machining of such large metal components, including incidental engineering services.

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

Variable Interest Entity

We had consolidated WM Realty in fiscal year 2011, a variable interest entity controlled by our director, Andrew Levy, from which we leased real property located at Bella Drive, Westminster, Massachusetts.  On December 20, 2010, through our wholly owned subsidiary, Ranor, Inc. (Ranor), we purchased this property pursuant to a Purchase and Sale Agreement by and among WM Realty and Ranor. Concurrent with the property purchase, the lease between Ranor and WM Realty was terminated, as of December 21, 2010 and we no longer include the VIE in our financial statements.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more likely than not to be realized.

As of June 30, 2011, our federal net operating loss carry-forward was approximately $1.8 million. If not utilized, the federal net operating loss carry-forwards of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue because of delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

During the three months ended June 30, 2011, we benefited from renewed orders from our largest customer, GT Solar, which began placing new orders in January 2010, after its significant order cancellation in April 2009.  Sales to GT Solar during the three months ended June 30, 2011 totaled $4.4 million as compared to $3.7 million in sales during the same period in the prior year. At the end of the first quarter of fiscal 2012 our backlog was $26.3 million compared with $32.5 at March 31, 2011. Since June 30, 2011, the Company announced new orders totaling $5.2 million received from existing customers.

Three Months Ended June 30, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended June 30, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):
	June 30, 2011		June 30, 2010		Changes
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$9,176	100%	$6,154	100%	$3,022	49%
Cost of sales	6,750	74%	3,838	62%	2,912	76%
Gross profit	2,426	26%	2,316	38%	110	5%
Selling, general and administrative	1,732	19%	1,018	16%	714	70%
Income from operations	694	7%	1,298	22%	(604)	(47)%
Interest expense	(59)	--%	(108)	(2)%	49	(45)%
Other income (expense), net	2	--%	60	--%	(58)	--%
Income before income taxes	638	7%	1,250	20%	(612)	(49)%
Income tax expense	256	3%	431	7%	(175)	(41)%
Net income	$382	4%	$819	13%	$(437)	(53)%

Net Sales

Net sales increased by $3.0 million, or 49%, to $9.2 million for the three months ended June 30, 2011 when compared to the same period last year.  Net sales to customers in Nuclear markets increased by $0.9 million, in Defense and Aerospace markets by $0.6 million, and in other Commercial markets by $0.8 million when compared with the three months ended June 30, 2010. In addition, net sales to our largest customer increased by $0.7 million during the quarter ended June 30, 2011 when compared with the same quarterly period one year ago.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2011 increased by $2.9 million to $6.8 million, or 74%, from $3.8 million for the same period in fiscal 2011. The increase in the cost of sales was principally due to an increase in shipments to our customers in all the markets we serve. Gross profit was $2.4 million or 26% of net sales compared with $2.3 million or 38% of net sales for the three month periods ended June 30, 2011 and 2010, respectively.  Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period.  Generally, the margins we garner for materials procurement services are lower than the margins we charge for our materials processing services.  The mix of services on projects completed in the first quarter ended June 30, 2010 included a historically low level of materials procurement services and, therefore, the reported gross margin was well above the reported gross margin of 30.7% for the full fiscal year ended March 31, 2011.  The mix of processing and materials procurement services on projects closed during the first quarter ended June 30, 2011 included over $2.0 million more in material procurement services than the same period a year ago.  This shift in mix served to decrease gross margin when compared to the reported gross margin for the comparable period one year ago.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 were $1.7 million compared to $1.0 million for three months ended June 30, 2010, representing an increase of $0.7 million or 70%.  SG&A was 19% as a percentage of sales during the first quarter of fiscal 2011, compared with 16.5% of net sales for the same period in fiscal 2011.  Primary drivers of this increase in expense were higher staffing levels in the U.S. ($0.3 million) and China ($0.2 million) to support the China expansion and increased level of sales, marketing and business development efforts.  Additionally, travel expenses increased by $0.14 million for the quarter ended June 30, 2011 when compared to the prior year’s same quarter primarily due to travel related to our China operation and increased business development activity.  Additionally, we incurred $0.1 million in local operating costs for WCMC’s local selling general and administrative costs which in the current year for which there was not comparable costs in the prior year same quarter.

Interest Expense

Interest expense decreased by 45% or $49,000 for the three months ended June 30, 2011 when compared with the same period in fiscal 2011.  This reduction in interest expense is due to interest capitalized on the ongoing expansion project at our Westminster, Massachusetts facility and lower rates and average levels of long-term debt for the current year when compared to the prior year same quarter.

Income Taxes

For the three months ended June 30, 2011, the Company recorded tax expense of $0.3 million compared with a tax expense of $0.4 million in the fiscal 2011. The estimated annual effective income tax rate for the current fiscal year is 39.5%.  The difference between the provision for income taxes and the income tax determined by applying the statutory U.S. federal income tax and state income tax rates and the China Enterprise Tax rate was due primarily to differences in the book and tax basis of property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the factors described above, our net income was $0.4 million, or $0.02 and $0.01 per share basic and fully diluted respectively, for the three months ended June 30, 2011, compared to net income of $0.8 million, or $0.06 per share basic and $0.04 per share fully diluted, for the three months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had working capital of $12.5 million as compared with working capital of $13.6 million at March 31, 2011, representing a decrease of $1.1 million or 8%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2011	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$7,340	$7,541	$(201)	(3)%
Accounts receivable, net	2,420	5,578	(3,158)	(57)%
Costs incurred on uncompleted contracts	5,936	2,520	3,416	136%
Inventory - raw materials	353	723	(370)	(51)%
Other current assets	682	442	240	54%
Current deferred taxes	528	462	(66)	(14)%
Accounts payable	1,282	1,093	189	17%
Accrued expenses	1,282	958	324	34%
Deferred revenue	807	382	425	111%

Cash provided by operations was $1.4 million for the three months ended June 30, 2011 as compared with cash provided by operations of $1.0 million for the three months ended June 30, 2010.  Cash flows from operations were impacted by a decrease in net income, an increase in share based compensation and a reduction in inventory and accounts receivable when compared to the same period in the last fiscal year.  An increase in manufacturing activity led to a higher balance of costs allocable to undelivered units incurred on uncompleted projects during the period and an increase in accounts payable, accrued expenses and deferred revenue.  Since March 31, 2011, we have used approximately $1.0 million in cash to support operating activities in China, which includes $0.5 million for advances to suppliers and $0.3 million for inventory purchases.

We invested $1.5 million in new equipment and the expansion of our manufacturing facility in Westminster, Massachusetts during the three months ended June 30, 2011.  On January 8, 2010, we issued a purchase order for the purchase of a gantry mill totaling $2.3 million.  We made the first payment of $762,260 in fiscal 2010 and the second payment of $695,520 in fiscal 2011. The Company is committed to make the final payment of $842,220 upon delivery, which is anticipated to occur during August 2011. A bond financing arranged with the State of Massachusetts and the Bank in December 2010 provided additional financing capacity to fund the final payment on the gantry mill in fiscal 2012 as well as other qualifying manufacturing equipment.  The December 2010 bond financing with the State of Massachusetts and the Bank also designated funds that could be utilized for the expansion of our Westminster, Massachusetts facility.

Net cash used in financing activities was $0.1 million during the three months ended June 30, 2011 as compared with net cash used in financing activities of $0.3 million for the same period in fiscal 2011.  The primary use of cash under financing activities in fiscal 2012, were monthly installment payments on long-term debt for $0.4 million.  We also borrowed an additional $0.3 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, Massachusetts facility.  During the same period in the prior year, the Company repaid $0.2 million of long-term debt and distributed $0.1 million to the partners of WM Realty.

All of the above activity resulted in a net decrease in cash of $0.2 million for the three months ended June 30, 2011 compared with a $0.8 million cash increase for the three months ended June 30, 2010.

Debt Facilities

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”) pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”).  The Bank and loaned the proceeds of such sale to the Company under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bondowner and Disbursing Agent thereunder) (the “MLSA”).

The proceeds from the sale of the Series A Bonds were used to finance the previously disclosed Ranor facility acquisition and are also being used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds are being used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees the Company’s obligations to the Bank and subsequent holders of the Bonds.

We have a revolving note with the Bank.  The borrowing is limited to the sum of 70% or our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million.  At June 30, 2011, there were no borrowings under the revolving note, and the maximum available under the revolving note was available.  The revolving credit facility was renewed for another year on July 30, 2011.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of June 30, 2011 and March 31, 2011 was $1.0 million and $1.1 million respectively.

In connection with the December 30, 2010 financing, the Company executed an Eighth Amendment to the Loan Agreement.  The Eighth Amendment incorporates borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement.

Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that 1) the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; 2) the interest coverage ration will equal or exceed 2:1 as of the end of each fiscal quarter, and 3) the leverage ratio will be less than or equal to 3:1.  As of June 30, 2011, we were in compliance with all debt covenants.

Obligations under the notes to the bank are guaranteed by the Company.  The loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis.  Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of June 30, 2011, there was $618,912 outstanding under this facility.

Under a Staged Advance Facility, the bank made certain loans to the Company limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement cannot exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings are permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and September 30, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. On December 30, 2010, the Company paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the term loan agreement with Sovereign to cap advances at $556,416, with no further advances permitted.  As of June 30, 2011, there was $537,869 outstanding under this facility.

We believe that the $2.0 million revolving credit facility, renewed on July 30, 2011 and unused as of June 30, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $7.3 million and ability to generate cash from operations, will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

The Company’s 2011 Annual Meeting of Stockholders is scheduled to be held on September 15, 2011.  The Company expects to mail definitive proxy materials to its stockholders on or about August 22, 2011.

The date of the 2011 Annual Meeting will be more than 30 days prior to the anniversary date of the 2010 Annual Meeting. Pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, stockholders may present proposals for inclusion in the Company’s proxy statement for the 2011 Annual Meeting by submitting their proposals to the Company at 3477 Corporate Parkway, Suite 140, Center Valley, PA 18034, Attention: Chief Financial Officer, a reasonable time before the Company begins to print and send its proxy materials.

Item 6. Exhibits

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

TECHPRECISION CORPORATION (Registrant)

Dated: August 15, 2011	By:	/s/ James S. Molinaro
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