Form 10-Q
period 2011-09-30
TECHPRECISION CORP
filed 2011-11-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at October 31, 2011 was 16,648,993.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,211,858	$7,541,000
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	3,063,428	5,578,072
Costs incurred on uncompleted contracts, in excess of progress billings	8,140,787	2,519,908
Inventory - raw materials	403,577	723,400
Other current assets	544,925	441,833
Current deferred taxes	587,086	462,226
Prepaid taxes	702,149	122,263
Total current assets	18,653,810	17,388,702
Property, plant and equipment, net	5,128,297	3,139,692
Building and equipment under construction	2,296,867	2,172,420
Other noncurrent assets	446,746	181,141
Total assets	$26,525,720	$22,881,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,643,127	$1,093,350
Accrued expenses	1,466,348	958,009
Deferred revenues	1,693,363	382,130
Current maturity of long-term debt	1,366,543	1,371,767
Total current liabilities	6,169,381	3,805,256
Long-term debt, including capital leases	6,153,990	5,217,421
Commitments and contingent liabilities (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
7,980,982 and 8,878,982 shares issued and outstanding at Sept. 30, 2011 and March 31, 2011, respectively; (liquidation preference of $2,274,580 and $2,530,510
at Sept. 30, 2011 and March 31, 2011, respectively)	1,843,867	2,039,631
Common stock -par value $.0001 per share, authorized,
90,000,000 shares, issued and outstanding, 16,648,993 at Sept. 30, 2011 and
15,422,888 shares at March 31, 2011, respectively	1,665	1,543
Additional paid in capital	3,826,102	3,346,916
Accumulated other comprehensive (loss) income	(227,930)	5,905
Retained earnings	8,758,645	8,465,283
Total stockholders’ equity	14,202,349	13,859,278
Total liabilities and stockholders' equity	$26,525,720	$22,881,955

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$7,147,167	$8,381,319	$16,323,607	$14,534,821
Cost of sales	5,231,710	5,795,971	11,981,227	9,633,682
Gross profit	1,915,457	2,585,348	4,342,380	4,901,139
Selling, general and administrative expenses	1,953,978	1,121,411	3,686,649	2,139,355
Income (loss) from operations	(38,521)	1,463,937	655,731	2,761,784
Other income (expenses):
Other income	--	2,875	--	62,875
Interest expense	(78,531)	(110,450)	(137,221)	(218,016)
Interest income	8,460	3,869	10,406	6,602
Finance costs	--	(2,589)	--	(5,179)
Total other income (expense), net	(70,071)	(106,295)	(126,815)	(153,718)
Income (loss) before income taxes	(108,592)	1,357,642	528,916	2,608,066
Income tax expense (benefit)	(20,494)	502,014	235,553	933,116
Net income (loss)	$(88,098)	$855,628	$293,363	$1,674,950
Net income (loss) per share of common stock (basic)	$(0.01)	$0.06	$0.02	$0.12
Net income (loss) per share (fully diluted)	$(0.01)	$0.04	$0.01	$0.08
Weighted average number of shares outstanding (basic)	16,546,279	14,231,417	16,049,144	14,231,133
Weighted average number of shares outstanding (fully diluted)	16,546,279	20,568,037	24,143,956	20,757,412

                                                         The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$293,363	$1,674,950
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	237,237	186,537
Gain on sale of equipment	-	(62,875)
Share based compensation	249,061	97,412
Deferred income taxes	41,355	(10,601)
Changes in operating assets and liabilities:
Accounts receivable	2,516,457	(46,674)
Inventory – raw materials	319,823	67,417
Costs incurred on uncompleted contracts, in excess of progress billings	(5,620,879)	(1,583,511)
Prepaid taxes	(579,887)	--
Other current assets	(102,803)	63,556
Other noncurrent assets	(277,500)	--
Accounts payable	549,512	506,445
Accrued expenses	98,757	(59,375)
Deferred revenues	1,311,233	222,941
Net cash (used in) provided by operating activities	(964,271)	1,056,222

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	--	60,000
Purchases of property, plant and equipment	(1,070,504)	(24,551)
Building and equipment under construction	(1,267,029)	(695,520)
Net cash used in investing activities	(2,337,533)	(660,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution to WM Realty partners	--	(93,748)
Proceeds from exercised stock options	35,511	--
Tax (expense) benefit from share-based compensation	(1,030)	9,836
Borrowings of long-term debt	1,618,325	556,416
Repayments of long-term debt, including capital leases	(686,980)	(405,993)
Net cash provided by financing activities	965,826	66,511
Effect of exchange rate on cash and cash equivalents	6,836	--
Net (decrease) increase in cash and cash equivalents	(2,329,142)	462,662
Cash and cash equivalents, beginning of period	7,541,000	8,774,223
Cash and cash equivalents, end of period	$5,211,858	$9,236,885

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for
Interest expense	$170,987	$217,944
Income taxes	$764,306	$852,662

The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL INFORMATION - NONCASH TRANSACTIONS:

Six months ended September 30, 2011

The Company placed $1,143,443 of equipment which was under construction at the beginning of the fiscal year ended March 31, 2011 (“fiscal 2011”) into service. Also, the Company recorded a liability of $246,536 (net of tax of $166,215) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

Six months ended September 30, 2010

The Company placed $887,279 of equipment which was under construction at the beginning of the fiscal year ending March 31, 2010 (“fiscal 2010”) into service.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (“TechPrecision”) is a Delaware corporation originally organized in February 2005 under the name Lounsberry Holdings II, Inc.  The name was changed to TechPrecision Corporation on March 6, 2006.  TechPrecision is the parent company of Ranor, Inc. a Delaware corporation (“Ranor”).  On November 4, 2010, TechPrecision announced that it completed the formation of a wholly foreign owned enterprise, Wuxi Critical Mechanical Components Co., Ltd. (“WCMC”), to meet growing demand for local manufacture and machining of components in China. TechPrecision, WCMC and Ranor are collectively referred to herein as the “Company.”

The Company manufactures large scale metal fabricated and machined precision components and equipment.  These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, industrial, and aerospace industries.

The formation of WCMC was in response to the significant growth in demand for solar and nuclear energy components in Asia, and especially in China.  During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities and production began during the fourth quarter of fiscal 2011, with initial production units shipped to our largest solar customer on March 31, 2011.

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

The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and six month periods ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended September 30, 2011 and 2010 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The consolidated balance sheet as of March 31, 2011 was derived from audited financial statements.  Certain amounts in the consolidated financial statements have been reclassified between line items for comparative purposes.

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less, when purchased, are considered to be cash equivalents.  The Company maintained cash deposits in excess of $250,000 as of September 30, 2011 and March 31, 2011, in a large regional bank.  Such deposits are insured by the U.S. government up to a limit of $250,000. At September 30, 2011 and March 31, 2011, the Company had $109,566 and $350,357, respectively, on deposit in a large national bank in China subject to PRC banking regulations. Deposits held in China are not insured by the U.S. government.

Accounts receivable

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Current earnings are also charged with an allowance for sales returns based on historical experience. There was no bad debt expense recorded for the six month periods ended September 30, 2011 and 2010.

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

Revenue Recognition

Over 86% of our net sales are derived from short-term contracts for   production activities. Our remaining sales are derived from long-term contracts for design, development and production activities. We consider the nature of our contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

We account for revenues and earnings in our businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses, either as the products are produced and delivered, or as services are rendered, as applicable. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered, as appropriate.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Accounting Standard Codification (“ASC”) 740,  Income Taxes promulgated by the Financial Accounting Standards Board (“FASB”).  Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.  Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, share based compensation, accrued expenses accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards.  Interest and penalties are included in general and administrative expenses.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted

On April 1, 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which provides guidance for identifying separate deliverables in revenue-generating transactions where multiple deliverables exist.  This guidance is applied prospectively to new arrangements and its implementation did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is intended to increase the prominence of other comprehensive income in financial statements.  The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements:  1) a single statement presenting the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income, and 2) in a two-statement approach, presenting the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  The amendments embodied by this ASU should be applied retrospectively for fiscal periods beginning after December 15, 2011.  The Company has evaluated ASU 2011-05 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011 and March 31, 2011, property, plant and equipment consisted of the following:
	September 30, 2011	March 31, 2011
Land	$110,113	$110,113
Building and improvements	3,078,674	1,508,966
Machinery equipment, furniture and fixtures	5,732,661	5,088,422
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	8,977,690	6,763,743
Less: accumulated depreciation	(3,849,393)	(3,624,051)
Total property, plant and equipment, net	$5,128,297	$3,139,692

Depreciation expense for the three months and six months ended September 30, 2011 and 2010 was $127,011 and $225,222, and $91,701 and $178,455, respectively.  All real and personal property and fixtures of the Company are collateral for the Sovereign Bank long-term debt obligations (see Note 7 to our Consolidated Financial Statements).

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

Costs incurred on uncompleted contracts are comprised of the following:
	September 30, 2011	March 31, 2011
Costs incurred on uncompleted contracts, beginning balance	$7,624,209	$5,149,663
Plus: Total costs incurred on contracts during the period	11,502,788	24,842,866
Less: Cost of sales during the period	(11,981,227)	(22,368,320)
Cost incurred on uncompleted contracts, ending balance	$7,145,770	$7,624,209

Billings on uncompleted contracts, beginning balance	$5,104,301	$2,399,815
Plus: Total billings incurred on contracts during the period	10,224,289	34,988,721
Less: Contracts recognized as revenue during the period	(16,323,607)	(32,284,235)
Billings on uncompleted contracts, ending balance	$(995,017)	$5,104,301

Costs incurred on uncompleted contracts, ending balance	$7,145,770	$7,624,209
Billings on uncompleted contracts, ending balance	995,017	(5,104,301)
Costs incurred on uncompleted contracts, in excess of progress billings	$8,140,787	$2,519,908

Contract costs consist primarily of labor and materials and related overhead. Contract costs also include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract changes. Revenue associated with these matters are recorded only when the amount of recovery can be estimated reliably and realization is probable.

As of September 30, 2011 and March 31, 2011, the Company had deferred revenues totaling $1,693,363 and $382,130, respectively.  Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.  Costs incurred on uncompleted contracts in excess of progress billings are net of allowances for losses of $301,386 and $333,944 at September 30, 2011 and March 31, 2011, respectively.

Advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts.  The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS
	September 30, 2011	March 31, 2011
Collateral deposit	$212,500	$--
Prepaid insurance	181,446	139,838
Payments advanced to suppliers	116,337	285,187
Other	34,642	16,808
Total	$544,925	$441,833

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets are comprised of deferred loan costs and long-term collateral deposits:
	September 30, 2011	March 31, 2011
Collateral deposit	$277,500	$--
Deferred loan costs, net of amortization	169,246	181,141
Ending balance	$446,746	$181,141

Deferred loan costs represent the capitalization of costs incurred in connection with obtaining bank loans.  These costs are being amortized on a straight-line basis over the term of the related debt obligation.  Amortization of deferred loan costs for the six months ended September 30, 2011 and 2010 was $11,895 and $9,522, respectively.

NOTE 7 - ACCRUED EXPENSES
	September 30, 2011	March 31, 2011
Accrued compensation	$812,519	$886,748
Interest rate swap market value	412,751	9,177
Other	241,078	62,084
Ending balance	$1,466,348	$958,009

NOTE 8 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Long-term debt and capital lease obligations outstanding on:	September 30, 2011	March 31, 2011
Term Note	$857,143	$1,142,857
Capital expenditure note, other	545,127	674,151
Staged advance note	537,869	556,416
Series A Bonds	4,108,333	3,663,991
Series B Bonds	1,463,161	535,488
Obligations under capital leases	8,900	16,285
Total long-term debt	7,520,533	6,589,188
Principal payments due within one year	(1,366,543)	(1,371,767)
Principal payments due after one year	$6,153,990	$5,217,421

On February 24, 2006, the Company entered into a loan and security agreement (“Loan Agreement”) with Sovereign Bank (the “Bank”), which has since been amended as further described below.  Pursuant to the agreement, as amended, the Bank provided the Company with a secured term loan of $4,000,000 (“Term Note”) and also extended a revolving line of credit of up to $2,000,000 (“Revolving Note”).  On January 29, 2007, the loan and security agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (“Capital Expenditure Note”).  On March 29, 2010, the Bank agreed to extend to the Company a loan facility (“Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”) pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”) (together with the Series A Bonds, the “Bonds”) and Sovereign Bank (the “Bank”).  The Bank loaned the proceeds of such sale to the Company under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bondowner and Disbursing Agent thereunder) (the “MLSA”).

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement (“Eighth Amendment”).  The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement.  The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above.  Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA.  Under the MLSA and the Eighth Amendment, the Company must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; Ranor’s leverage ratio will be less than or equal to 3:1. As of September 30, 2011 we were in compliance with the leverage ratio (1:1) and the interest coverage ratio was 10:1, but we were not in compliance with the ratio of earnings to fixed charges requirement.  As of September 30, 2011, the ratio of earnings to fixed charges was 76% as compared to the 120% requirement. The Company has obtained a waiver of the breach of such covenant from the bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended September 30, 2011.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with this covenant as of the next testing period (which will occur in connection with the end of the Company’s fiscal quarter ending December 31, 2011).  In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require the loan-to-value ratio to not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011 the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000. At September 30, 2011, the cash is classified as a collateral deposit in other current and noncurrent assets for $212,500 and $277,500, respectively.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by the Company.  Collateral securing such notes comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9% which converted to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the note will bear interest at the prime rate plus 1.5%.  Principal of $142,857, plus interest is payable in quarterly installments, with final payment due on March 1, 2013.

Series A Bonds and Series B Bonds

The proceeds of the sale of the Series A Bonds were used to finance the Ranor facility acquisition and are also being used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at in Westminster, Massachusetts.  The proceeds of the sale of the Series B Bonds are being used to finance acquisitions of certain manufacturing equipment installed at the Westminster facility.

The initial rate of interest on the Bonds was 1.9606% for a period from the bond date to and including January 31, 2011. The interest rate thereafter is 65% times 275 basis points plus one-month LIBOR.  On February 1, 2011, the Company made interest payments of $17,708 and $23,214 on the Series A Bonds and the Series B Bonds, respectively.  Monthly payments are required to be made after such initial payment until the maturity date or earlier redemption of each Bond.  The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively.  The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010 (“ISDA Master Agreement”), pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds.  Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011.  The interest rate swaps, which are designated as cash flow hedges, have notional amounts of $4,250,000 and $1,950,000 and will terminate on January 4, 2021 and January 2, 2018, respectively.  At September 30, 2011 and March 31, 2011, the fair value of the interest rate swaps were $412,751 and $9,177 respectively, and are recorded as a current liability and a current asset.  The fair value of the interest rate swaps contracts were measured using market based level 2 inputs.

Revolving Note:

Any outstanding amounts due under the Revolving Note bear interest at an annual rate equal to the prime rate, plus 1.5%.  The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.  There were no borrowings outstanding under this facility as of September 30, 2011 and March 31, 2011.  The facility was renewed on July 30, 2011 and the maturity date changed to July 31, 2012.  The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in the current borrowing limit of $3,000,000.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated because the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit.  Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $545,127 and $674,151 outstanding under this facility at September 30, 2011 and March 31, 2011, respectively.

Staged Advance Note:

The Bank made certain loans to Ranor limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine.  The machine serves as collateral for such loans.  The total aggregate amount of advances under this agreement cannot exceed 80% of the actual purchase price of the gantry mill machine.  All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings are permitted under this facility.  The interest rate is LIBOR plus 4%.  Beginning on April 1, 2011, the Company was obligated to pay principal and interest to amortize the outstanding balance on a five year schedule.  On March 29, 2010 and September 29, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the gantry mill machine.  On December 30, 2010, the Company paid $556,416 of principal using proceeds from the Series B Bonds and amended the term loan agreement with the Bank to cap advances at $556,416, with no further advances permitted.

Capital Lease:

The Company leases certain office equipment under a non-cancelable capital lease.  This lease will expire in 2012.  Future minimum payments under this lease for fiscal periods ending on September 30, 2012 are $8,900.  Interest payments included in the above amounts total $856 and the present value of all future minimum lease payments total $8,044.  Lease payments for capital lease obligations for the three and six months ended September 30, 2011 totaled $3,891 and $7,782, respectively.

NOTE 9 - INCOME TAXES

For the six months ended September 30, 2011 and 2010, the Company recorded Federal and State income tax expense of $235,553 and $933,116, respectively.  The estimated annual effective tax rate is 45%.  The difference between the provision for income taxes and the income tax determined by applying the statutory U.S. federal income tax and state income tax rates and the China Enterprise tax rate was due primarily to differences in the book and tax basis of property and equipment, deductions for domestic production activities, share based compensation and net operating loss carry forwards.

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  Based on the weight of available evidence, the Company’s management has determined that it is more likely than not that the current deferred tax assets will be realized.  At September 30, 2011, the Company recorded a deferred tax asset of $587,086.

As of September 30, 2011, the Company’s federal net operating loss carry-forward was approximately $1.8 million.  If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Under Section 382 of the Internal Revenue Code, we are substantially limited with regard to the amount of net operating loss carry forward that we may use in any given year in the future due to prior changes in our ownership.

The valuation allowance for deferred tax assets of $279,754 and $354,008 at September 30, 2011 and March 31, 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carry forwards in various jurisdictions.  The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

NOTE 10 - RELATED PARTY TRANSACTIONS

Sale and Lease Agreement

On February 24, 2006, WM Realty borrowed $3,300,000 from Amalgamated Bank to finance the purchase of Ranor’s real property and leased the property on which Ranor’s facilities are located pursuant to a net lease agreement.  WM Realty was formed solely for this purpose and its partners who were stockholders of the Company.  The Company considered WM Realty a variable interest entity as defined by the FASB, and included the VIE in the Company’s consolidated financial statements at March 31, 2011.

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

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase and Sale Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase and Sale Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase and Sale Agreement.  In addition, the Purchase and Sale Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.  For the three and six months ended September 30, 2010, WM Realty had net income of $43,608 and $79,593, respectively, and made distributions of $93,748.

On November 15, 2010, the Company’s wholly owned subsidiary WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International (“CSI”) to serve as its primary corporate offices in Wuxi, China.  The lease has an initial two year term and rent under the lease with the CSI affiliate is approximately $16,692 on an annual basis.  In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by the Company personnel co-located at CSI in Wuxi, China.  We view CSI as a related party because a holder of approximately 31% of the fully diluted equity interest of CSI is also the holder of approximately 41% of the fully diluted equity interest of the Company.  Further, WCMC is subcontracting manufacturing services from other manufacturing companies within China on comparable terms as those it has with CSI.  At September 30, 2011, the Company has paid approximately $1.0 million to CSI for materials and manufacturing services.

NOTE 11 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series.  As of September 30, 2011, the Company has one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 10,432,740 and 11,606,605 common shares underlying the Series A Convertible Preferred Stock as of September 30, 2011 and March 31, 2011 respectively.

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

So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend its certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing. The Series A Convertible Preferred Stock has no voting rights and may not be voted on matters other than those set forth in the preceding sentence and for those matters for which its vote is required by law. The Series A Convertible Preferred Stock does not have a vote in the elections of our directors.

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock.  The payment will be made before any payment to shareholders of any junior securities and after payment to shareholders of securities that are senior to the Series A Convertible Preferred Stock.  The Company had 7,980,982 and 8,878,982 shares of Series A Convertible Preferred Stock outstanding at September 30, 2011 and March 31, 2011 respectively.

Common Stock

The Company had 90,000,000 authorized common shares at September 30, 2011 and March 31, 2011 respectively.  There were 16,648,993 and 15,422,888 shares of common stock outstanding at September 30, 2011 and March 31, 2011 respectively.

During the fiscal year ending March 31, 2012 (“fiscal 2012”), as of the date of the filing of this form 10-Q, the Company has issued 52,999 shares of common stock in connection with the exercise of stock options and 1,173,861 shares of common stock in connection with a Series A Convertible Preferred Stock conversion.

NOTE 12 - SHARE BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (“Plan”) covering 1,000,000 shares of common stock.  On July 27, 2011, our Board of Directors amended the Plan, subject to our shareholder’s approval, to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares.  We received stockholder approval of such amendment on September 15, 2011. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants.  The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director.  In the absence of a committee, the Plan is administered by the Board of Directors.  Independent directors are not eligible for discretionary options.

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

On July 1, 2011, the Company granted stock options to two directors to purchase 10,000 shares of common stock at an exercise price of $1.62 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in six months and 50% in eighteen months from the grant date, respectively.

On July 21 and August 17, 2011, the Company granted stock options to certain employees to purchase 50,000 shares of common stock at an exercise price of $1.65 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

Fair value is estimated using a Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options.  Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues.  The expected life of the option was estimated at one half of the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the period ranged from 67% to 79% for volatility and 0.92% to 2.09% for the risk free interest rate. At September 30, 2011 there were 403,840 shares of common stock available for grant under the Plan.  The fair value of stock options granted during the period was estimated at $1.936 per option. The following table summarizes activity for the six months ended September 30, 2011:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2011	2,056,661	$0.738
Granted	647,000	$1.926
Exercised	(52,999)	$0.285
Outstanding at 9/30/2011	2,650,662	$1.027	$1,884,033	5.64
Expected to vest at 9/30/2011	1,693,667	$1.238	$879,534	5.73
Exercisable at 9/30/2011	956,995	$0.654	$973,701	3.40

As of September 30, 2011, there was $706,731 of total unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over the next three years.  The total fair value of shares vested during the period was $396,765. The following table shows the status of the Company’s non-vested stock options outstanding for the period ended September 30, 2011:
		Weighted Average
	Number of Options	Exercise Price
Outstanding at 3/31/2011	1,440,000	$0.783
Granted	647,000	$1.926
Vested	(393,333)	$0.703
Outstanding at 9/30/2011	1,693,667	$1.238

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits.  The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At September 30, 2011, there were receivable balances outstanding from six customers comprising 87% of the total receivables balance; the largest balance from a single customer represented 20% of our receivables balance, while the smallest balance from a single customer making up this group was 10%.

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue in the six months ended:

	September 30, 2011		September 30, 2010
Customer	Dollars	Percent	Dollars	Percent
A	$4,649,032	29%	$7,786,671	54%
B	$2,297,613	14%	$3,379,274	23%
C	$2,222,595	14%	$--	--
D	$1,693,128	10%	$--	--

NOTE 14 – COMMITMENTS

Leases

On December 20, 2010, the Company, through its wholly owned subsidiary, Ranor, purchased the property in Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by one of the Company’s directors, Andrew Levy), and Ranor.  On the same date, the Company cancelled its lease with WM Realty.

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

Ranor, had leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006.  Since the Company consolidated the operations of WM Realty, a variable interest entity, in fiscal 2011, the rental expense was eliminated in consolidation, and the building was carried at cost and depreciation expensed.  In fiscal 2012, WM Realty is no longer consolidated.

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

Future minimum lease payments required under operating leases in the aggregate, at September 30, 2011, totaled $483,065.  The totals for each annual period ended on September 30 were: 2012 - $129,495, 2013 - $139,886, 2014- $73,968, 2015-$75,558, and 2016-$64,158.

As of September 30, 2011, the Company had approximately $0.2 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase capital equipment and complete building construction at fixed prices.

Employment Agreements

The Company has employment agreements with certain executive officers.  Such agreements, the terms of which expire at various times through February, 2012, provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained.

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  Diluted EPS also includes the effect of dilutive potential common shares.  The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260 for the periods ended September 30:
	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Basic EPS
Net income (loss)	$(88,098)	$855,628	$293,363	$1,674,950
Weighted average number of shares outstanding	16,546,279	14,231,417	16,049,144	14,231,133
Basic income (loss) per share	$(0.01)	$0.06	$0.02	$0.12
Diluted EPS
Net income (loss)	$(88,098)	$855,628	$293,363	$1,674,950
Dilutive effect of stock options, warrants and preferred stock	--	6,336,620	8,094,812	6,526,279
Diluted weighted average shares	16,546,279	20,568,037	24,143,956	20,757,412
Diluted income (loss) per share	$(0.01)	$0.04	$0.01	$0.08

For the three and six months ended September 30, 2011 and 2010 there were 8,457,830 and 762,000 shares, and 670,000 and 670,000 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.   All potential common shares equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) in fiscal 2012 second quarter are excluded from the calculation of diluted EPS.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) consists of reported net income and other comprehensive income (loss), which reflects gains and losses that U.S. GAAP excludes from net income.  For the Company, the items excluded from reported net income were fair value adjustments on interest rate swaps of $246,536 (net of tax $166,215) and foreign currency translations adjustments of $18,606.  There were no amounts reclassified into earnings during the periods presented.  Comprehensive income (loss) for the three and six months ended September 30, 2011 and 2010 includes the following components:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(88,098)	$855,628	$293,363	$1,674,950
Other comprehensive income (loss):
Currency translation adjustment	$14,348	--	18,184	--
Interest rate swaps	(124,553)	--	(252,019)	--
Total other comprehensive income (loss)	$(110,205)	$--	$(233,835)	$--
Consolidated comprehensive income (loss), net of tax	$(198,303)	$855,628	$59,528	$1,674,950

Accumulated other comprehensive (loss) income, net of tax of $3,696 and $166,215 as of March 31, 2011 and September 30, 2011 is as follows:
	Totals	Translation	Interest Rate
		Adjustments	Swaps
Balance at March 31, 2011	$5,905	$422	$5,483
Change during the period	(233,835)	18,184	(252,019)
Outstanding at September 30, 2011	$(227,930)	$18,606	$(246,536)

NOTE 17 – SUBSEQUENT EVENTS

On August 8, 2011, a complete appraisal of the Company’s property in Westminster Massachusetts was completed. As a result, on September 30, 2011, the current loan to value ratio in the bond covenant was in excess of the required ratio as provided in the original covenant creating insufficient collateral associated with the Bonds. On October 28, the Bank and the Company amended its debt agreement. As such, the parties agreed to resolve the collateral shortfall by having the Company establish a separate interest bearing restricted cash account with the Bank in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance will be amortized down at the current monthly debt principal amount of $17,708.

At September 30, 2011, the Company did not meet the requirement to maintain a ratio of earnings to cover fixed charges of 120%.   The Company has obtained a waiver of the breach of such covenant from the bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended September 30, 2011.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with this covenant as of the next testing period (which will occur in connection with the end of the Company’s fiscal quarter ending December 31, 2011).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes herein.  This Quarterly Report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on this Quarterly Report on Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going basis, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

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

During the year ended March 31, 2011, demand for our services was relatively strong across all of the industries we serve.  This trend continued through the second quarter of fiscal 2012.  The Company concluded the year ended March 31, 2011, with an order backlog of $32.5 million.  The order backlog for the quarter ended September 30, 2011 was $29.9 million. This backlog includes $3.4 million  of validated finished products, which was qualified and accepted by our largest customer, remained on our books as of September 30, 2011 and will be recognized as revenue in the third quarter.  Approximately one-third of this production was produced at Wuxi Critical Mechanical Components Co. Ltd, or WCMC, our subsidiary in China.  The entire $3.4 million will be recognized as revenue during the third quarter and contribute incrementally to third quarter results.

The Company historically has experienced, and continues to experience, customer concentration. Our largest customers, GT Advanced Technologies, BAE Systems, Westinghouse, and a large industrial gas customer collectively accounted for 67% of our revenue for the six months ended September 30, 2011.  For the six months ended September 30, 2010, GT Advanced Technologies, BAE Systems and Westinghouse accounted for approximately 77% of revenue.  A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the lending bank may be entitled to cancel the facilities.  If the lending bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts.  There may be a time lag between our completion of one contract and commencement of work on another contract.  During this period, we will continue to incur overhead expense but with lower revenue resulting in lower operating margins.  Furthermore, changes in either the scope of a contract or the delivery schedule may impact the revenue we receive under the contract and the allocation of manpower.  Although we provide manufacturing services for large governmental programs, we usually do not work directly for agencies of the United States government.  Rather, we perform our services for large government contractors and OEM companies.  However, our business is dependent in part on the continuation of governmental programs which require the services we provide.

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins.  In November 2010, we announced the formation of our China subsidiary, WCMC.  This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since the formation of WCMC, we have received numerous inquiries from existing and potential customers for precision, large-scale fabricated and machined metal components and systems in Asia.  Based on the initial interest expressed in our WCMC operation, we believe there are attractive opportunities to expand our WCMC operations.  During the quarter ended September 30, 2011, we began manufacturing initial production volumes at our WCMC subsidiary.  Additionally WCMC received several initial orders from new customers for the production of multicrystalline, monocrystalline and sapphire chambers during the second quarter of fiscal 2012.

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

 As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy.  In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S.  The recent tragedies in Japan have bolstered demand for advanced nuclear reactor designs with passive safety systems.  Over the next 10 years, 16 nuclear power plants are scheduled to be built in China, six in the United States and five in Europe, (including three in the United Kingdom).  Because Ranor is one of the few facilities left in the United States that has the certifications required to produce the necessary components for these plants, this pipeline of new nuclear projects creates a significant opportunity.  Revenues derived from the nuclear power industry increased by $0.7 million for the comparable three months ended September 30, 2011 and 2010. Currently, nuclear power related orders constitute approximately 4% of our backlog.  Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

In addition to the nuclear energy industry, we are also exploring potential business applications focused on the medical industry.  These efforts include the development and fabrication of transportation/storage solutions for radioactive isotopes and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.  We believe that both our radioactive isotope and proton beam customer are on track to obtain regulatory clearance of their respective products during calendar year 2012.  If our customers are successful in clearing regulatory approvals during calendar year 2012, we believe we are positioned to benefit from production orders as they are cleared to begin marketing their respective regulated products.  We currently, have an exclusive manufacturing contract with one proton beam therapy customer that could result in approximately $30 million in revenue over a three year period, if such customer receives marketing approval of their product from the U.S. Food and Drug Administration.

Growing global demand for LED lighting and LED enabled products, has increased the worldwide demand for HEM sapphire, a core component in high end LED products.  Accordingly, many polysilicon companies like our customer GT Advance Technologies are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity.  The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon in the solar industry.  Accordingly we believe the HEM sapphire field offers a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged.  We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and in Asia.

Historically we have participated in the multicrystalline segment of the solar industry through the manufacturing support we have provided GT Advanced Technologies.  Increasingly GT Advanced Technologies and other companies are focusing on production innovations that will improve the production efficiency and cost competitiveness of monocrystalline solar cells.  To diversify our customer and sector concentration within the solar industry we are in active discussions with various companies focused on enabling production equipment for monocrystalline solar cells and believe these efforts will provide us with further technology and customer diversification in the future.

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification.  On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities. Under this purchase commitment, the Company is obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery approximately one year from the purchase order date. A portion of the proceeds from the municipal bond financing may be used to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including remaining payments for the gantry mill machine.  Additionally, in February 2011, we commenced construction of a 19,500 sq. ft. expansion of our Westminster, Massachusetts facility.  The building expansion was completed and placed into service during the month of September 2011.  The gantry mill machine has been installed, is currently undergoing testing and final configuration and will be placed into service during the third quarter of fiscal 2012.

Revenue Recognition

We derive revenues from (i) the fabrication of large metal components for our customers, and (ii) the precision machining of such large metal components, including related manufacturing engineering services. Over 86% of our net sales are derived from short-term contracts for   production activities. Our remaining sales are derived from long-term contracts for design, development and production activities. We consider the nature of our contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

We account for revenues and earnings in our businesses using the percentage-of-completion method of accounting. Under percentage-of-completion method, we recognize contract revenue as the work progresses, either as the products are produced and delivered, or as services are rendered, as applicable. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered, as appropriate.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined.

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

As of September 30, 2011, our federal net operating loss carry-forward was approximately $1.8 million. If not utilized, the federal net operating loss carry-forwards of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), foreign currency exchange rate fluctuations, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

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

New sales to our largest customer during the three and six months ended September 30, 2011 totaled $0.2 million and $4.6 million, respectively. Net sales of $0.2 million for the second quarter are lower compared sequentially to $4.4 million in the first quarter of fiscal 2012, due to customer delayed delivery. At the end of the second quarter of fiscal 2012 our backlog was $29.9 million compared with $32.5 at March 31, 2011. This backlog includes $3.4 million of validated finished products, which were qualified and accepted by our largest customer, remained on our books as of September 30, 2011 and will be recognized as revenue in the third quarter.  Approximately one-third of this production was produced at Wuxi Critical Mechanical Components Co. Ltd, or WCMC, our subsidiary in China.  The entire $3.4 million will be recognized as revenue during the third quarter and contribute incrementally to third quarter results.

Three Months Ended September 30, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):

	September 30, 2011		September 30, 2010		Changes
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,147	100%	$8,381	100%	$(1,234)	(15)%
Cost of sales	5,232	73%	5,796	69%	(564)	(10)%
Gross profit	1,915	27%	2,585	31%	(670)	(25)%
Selling, general and administrative	1,954	27%	1,122	13%	832	74%
Income (loss) from operations	(39)	(0)%	1,463	18%	(1,502)	NM %
Other income (expense), net	(70)	(1)%	(106)	(1)%	36	(34)%
Income (loss) before income taxes	(109)	(1)%	1,357	16%	(1,466)	NM %
Income tax expense (benefit)	(21)	(0)%	502	6%	(523)	NM %
Net income (loss)	$(88)	(1)%	$855	10%	$(943)	NM %

NM – Not meaningful

Net Sales

Net sales decreased by $(1.2) million, or 15%, to $7.1 million for the three months ended September 30, 2011 when compared to the same period last year.  Net sales during the quarter ended September 30, 2011 to customers in Commercial and Nuclear markets increased by $2.5 and $0.7 million, respectively, when compared to the quarter ended September 30, 2010. These increases were more than offset by decreased sales of $0.4 million to customers in the Defense and $3.9 million to customers in Alternative Energy markets.  The reduced sales to Alternative Energy markets was primarily due to $3.9 million in lower sales volume with the Company’s largest customer in the quarter ended September 30, 2011, when compared with the comparable second quarter in the prior year.  This decrease in sales volume was due to $3.4 million of production completed during the second quarter ended September 30, 2011 but delivered and recognized as revenue in October after the quarter ended.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended September 30, 2011 decreased by $0.6 million to $5.2 million, or 10%, from $5.8 million for the same period in fiscal 2011. The decrease in the cost of sales was principally due to the 15% decline in sales volume partially offset by an increase in material costs when compared to the prior year same period.  Gross profit was $1.9 million or 27% of net sales compared with $2.6 million or 31% of net sales for the three month periods ended September 30, 2011 and 2010, respectively.  Gross margins in the second quarter of fiscal 2012 were lower due to contract losses of $0.3 million on a heavy volume of prototyping and first article production when compared to the same quarter a year ago, which comprised a higher volume of repeat production projects.

 Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 were $1.9 million compared to $1.1 million for three months ended September 30, 2010, representing an increase of $0.8 million or 74%.  SG&A was 27% as a percentage of sales during the second quarter of fiscal 2012, compared with 13% of net sales for the same period in fiscal 2011.  Primary drivers of this increase in expense were higher staffing levels in the U.S. ($0.3 million) and China ($0.2 million) to support the China expansion and increased level of sales, marketing and business development efforts.  In addition, travel related expenses increased by $0.2 million for the quarter ended September 30, 2011 when compared to the same quarter in the prior year.  Non-cash share based compensation costs increased by $0.1 million when compared to the same three month period in the prior year.

Other Income, (Expense), net

Other income, (expense), net decreased by $36,225 or 34% for the three months ended September 30, 2011 when compared with the same period in fiscal 2011.  Other income, (expense), net is primarily made up of interest expense for the periods ended September 30, 2011 and 2010 for $78,531 and $110,450, respectively, a decrease of $31,919. This reduction in interest expense is primarily due to $6,903 of interest capitalized for the ongoing expansion project at our Westminster, Massachusetts facility and the net effect of lower interest rates on higher average debt volume when compared with prior year period.

Income Taxes

For the three months ended September 30, 2011, the Company recorded a tax benefit of $20,494 compared with a tax expense of $0.5 million in the fiscal 2011. The estimated annual effective income tax rate for the current fiscal year is 45%.  The difference between the provision for income taxes and the income tax determined by applying the statutory U.S. federal income tax and state income tax rates and the China Enterprise Tax rate was due primarily to differences in the book and tax basis of property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income (Loss)

As a result of the factors described above, our net loss was $0.1 million or $0.01 per share basic and fully diluted for the three months ended September 30, 2011, compared to net income of $0.9 million, or $0.06 per share basic and $0.04 per share fully diluted, for the three months ended September 30, 2010.

Six Months Ended September 30, 2011 and 2010

The following table sets forth information from our statements of operations for the six months ended September 30, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):
					Changes Six Months
					Ended September 30,
	2011		2010		2011 to 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$16,324	100%	$14,535	100%	$1,789	12%
Cost of sales	11,981	73%	9,634	66%	2,347	24%
Gross profit	4,343	27%	4,901	34%	(558)	(11)%
Selling, general and administrative	3,687	23%	2,139	15%	1,548	72%
Income from operations	656	4%	2,762	19%	(2,106)	(76)%
Other income (expense), net	(127)	(1)%	(154)	(1)%	27	(18)%
Income before income taxes	529	3%	2,608	18%	(2,079)	(80)%
Income tax expense	236	1%	933	6%	(697)	(75)%
Net income	$293	2%	$1,675	12%	$(1,382)	(83)%

Net Sales

Net sales increased by $1.8 million, or 12%, to $16.3 million for the six months ended September 30, 2011. Net sales to customers within Commercial markets increased by $2.6 million, in Nuclear markets by $1.7 million, and Defense and Aerospace markets by $0.1 million, when compared with the six months ended September 30, 2010.  Our net sales to Alternative Energy markets decreased by $3.1 million during the six month period ended September 30, 2011 when compared to the comparable six month period in the prior year.  The reduced sales volume is primarily due to $3.4 million of products manufactured for our largest customer during the quarter ended September 30, 2011 that were delivered and recognized as revenue in October 2011.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2011 increased by $2.3 million or 24% to $11.9 million from $9.6 million for the comparative period in fiscal 2011.  Gross profit was $4.3 million or 27% of net sales compared with $4.9 million or 34% of net sales for the six month periods ended September 30, 2011 and 2010, respectively. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Generally our margin on materials procurement services is lower than the margin we garner for our fabrication, engineering and machining services.  Material costs as a component of cost of sales were $1.4 million higher for the six month period ended September 30, 2011 when compared to the comparable period in the prior year.  This increase in materials costs during the first six months of fiscal 2012 when compared to lower material costs in the prior year lowers overall gross margin. Gross margins in the second quarter of fiscal 2012 were also lower due to contract losses of $0.3 million on a heavy volume of prototyping and first article production when compared to the same period a year ago, which comprised a higher volume of repeat production work.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the six months ended September 30, 2011 were $3.7 million compared to $2.1 million for six months ended September 30, 2010, an increase of $1.5 million or 72%.  Primary drivers of this increase in expense were higher staffing levels in the U.S. ($0.8 million) and China ($0.3 million) to support the China expansion and an increased level of sales, marketing and business development efforts.  Additionally, other expenses increased by $0.2 million for the quarter ended September 30, 2011 when compared to the prior year’s same quarter primarily due to travel related to our China operation and increased business development activity. Non-cash share based compensation costs increased by $0.2 million when compared to the same six month period in the prior year.

Other Income (Expense), net

Other income, (expense), net decreased by $26,903 or 18% for the six months ended September 30, 2011 when compared with the same period in fiscal 2011.  Other income, (expense), net is primarily made up of interest expense for the periods ended September 30, 2011 and 2010 for $0.1 million and $0.2 million, respectively, a decrease of $80,795. This reduction in interest expense is due to interest capitalized of $30,412 for the ongoing expansion project at our Westminster, Massachusetts facility and lower interest rates on higher average levels of debt when compared with the same prior year period. Other income (expense), net decreased by $53,892 when compared with the same prior year period primarily because of proceeds from a non-recurring sale of equipment ($62,875) and financing costs ($5,179) recorded in fiscal 2011.

Income Taxes

For the six months ended September 30, 2011, the Company recorded tax expense of $0.2 million compared with a recorded tax expense for Federal and state income tax of $0.9 million in the comparable periods last year. The estimated annual effective income tax rate for the current fiscal year is 45%.  The difference between the provision for income taxes and the income tax is determined by applying the statutory U.S. federal income tax rate of 34%, the Massachusetts state income tax rate of 8.75%, and China enterprise rate of 25% to ordinary income and net of differences in the lives and methods used to depreciate and/or amortize our property and equipment, deductions for domestic production activities, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Net Income

As a result of the foregoing, our net income was $0.3 million or $0.02 and $0.01 per share basic and fully diluted, respectively, for the six months ended September 30, 2011, as compared to net income of $1.7 million or $0.12 per share basic and $0.08 fully diluted for the six months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had working capital of $12.5 million as compared with working capital of $13.6 million at March 31, 2011, representing a decrease of $1.1 million or 8%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	Sept. 30, 2011	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$5,212	$7,541	$(2,329)	(31)%
Accounts receivable, net	3,063	5,578	(2,515)	(45)%
Costs incurred on uncompleted contracts	8,141	2,520	5,621	223%
Inventory - raw materials	404	723	(319)	(44)%
Prepaid taxes	702	122	580	475%
Other current assets	545	442	(103)	(23)%
Accounts payable	(1,643)	(1,093)	550	50%
Accrued expenses	(1,466)	(958)	508	53%
Deferred revenue	(1,693)	(382)	1,311	343%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	Sept. 30, 2011	Sept. 30, 2010	Change Amount
Cash flows provided by (used in):
Operating activities	$(964)	$1,056	$(2,020)
Investing activities	(2,338)	(660)	(1,678)
Financing activities	966	67	899
Effects of foreign exchange rates on cash	7	--	7
Net increase (decrease) in cash and cash equivalents	$(2,329)	$463	$(2,792)

Cash used in operations was $1.0 million for the six months ended September 30, 2011 as compared with cash provided by operations of $1.0 million for the six months ended September 30, 2010, a swing of $2.0 million.  When compared to fiscal 2011, cash flows from operations were impacted by a decrease in net income of $1.4 million, an increase in prepaid taxes of $0.6 million, and an increase of $5.6 million in costs incurred on uncompleted projects during the period. The above outflows were offset by a $2.5 million increase in accounts receivable and inventory, a $0.8 million increase in current liabilities, and a $1.3 million increase in deferred revenue. Since March 31, 2011, we have used approximately $1.3 million in cash to support operating activities in China, which includes $0.5 million for advances to suppliers and $0.5 million for inventory purchases.

We invested $2.3 million in new equipment and the expansion of our manufacturing facility in Westminster, Massachusetts during the six months ended September 30, 2011.  On January 8, 2010, we issued a purchase order for the purchase of a gantry mill totaling $2.3 million.  We made the first payment of $762,260 in fiscal 2010 and the second payment of $695,520 in fiscal 2011. The Company is committed to make the final payment of $842,220 upon delivery, which is anticipated to occur before the end of the calendar year.   A bond financing arranged with the State of Massachusetts and the Bank in December 2010 provided additional financing capacity to fund the final payment on the gantry mill in fiscal 2012 as well as other qualifying manufacturing equipment.  The December 2010 bond financing with the State of Massachusetts and the Bank also designated funds that could be utilized for the expansion of our Westminster, Massachusetts facility.

Net cash provided by financing activities was $1.0 million during the six months ended September 30, 2011 as compared with net cash provided by financing activities of $0.1 million for the same period in fiscal 2011.  The primary use of cash under financing activities in fiscal 2012 related to repayments of long-term debt, including capital leases for $0.7 million.  We also borrowed an additional $1.6 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, Massachusetts facility.  During the same period in the prior year, the Company borrowed $0.6 million and repaid $0.4 million of long-term debt and distributed $0.1 million to the partners of WM Realty.

All of the above activity resulted in a net decrease in cash of $2.3 million for the six months ended September 30, 2011 compared with a $0.5 million cash increase for the six months ended September 30, 2010.  We believe that our $2.0 million revolving credit facility, renewed on July 30, 2011 and unused as of September 30, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $5.2 million will be sufficient to enable us to satisfy our cash requirements for the foreseeable future.

Debt Facilities

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”) pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”).  The Bank and MDFA loaned the proceeds of such sale to the Company under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bondowner and Disbursing Agent thereunder) (the “MLSA”).

The proceeds from the sale of the Series A Bonds were used to finance the previously disclosed Ranor facility acquisition and were also used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds are being used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, the Company’s obligations to the Bank and subsequent holders of the Bonds.

We also have a revolving note with the Bank.  The borrowing is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million.  At September 30, 2011, there were no borrowings under the revolving note, and the maximum available under the revolving note was available.  The revolving credit facility was renewed for another year on July 30, 2011.

The term note issued on February 24, 2006 has a term of seven years and an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of September 30, 2011 and March 31, 2011 was $0.9 million and $1.1 million respectively.

In connection with the December 30, 2010 financing, the Company executed an Eighth Amendment to the Loan Agreement.  The Eighth Amendment incorporates borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that 1) the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; 2) the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter, and 3) the leverage ratio will be less than or equal to 3:1.  As of September 30, 2011 we were in compliance with the leverage ratio (1:1) and the interest coverage ratio was 10:1, but we did not meet the ratio of earnings to cover fixed charges covenant which was 76%.  At September 30, 2011, the Company did not meet the requirement to maintain a ratio of earnings to cover fixed charges of 120%. The Company has obtained a waiver of the breach of such covenant from the bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended September 30, 2011.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with this covenant as of the next testing period (which will occur in connection with the end of the Company’s fiscal quarter ending December 31, 2011).  In the event of default (which default may occur in connection with a non-waived breach), the lending bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the bank may be entitled to cancel the facility.  If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

On August 8, 2011, an appraisal was completed on the Westminster MA property assigning a value of $4.8 million. The Series A Bonds call for a not exceed 75% loan-to-value ratio indicating a maximum loan amount of $3.6 million based on the $4.8 million appraisal value. The bond balance exceeded the maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing account in the amount of $490,000. The account will be established during the third quarter of fiscal 2012.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis.  Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of September 30, 2011, there was $545,127 outstanding under this facility.

Under a Staged Advance Facility, the Bank made certain loans to the Company limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine. The machine will serve as collateral for the loan. The total aggregate amount of advances under this agreement cannot exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings are permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and September 30, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. On December 30, 2010, the Company paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the term loan agreement with the Bank to cap advances at $556,416, with no further advances permitted.  As of September 30, 2011, there was $537,869 outstanding under this facility.

Obligations under the notes to the Bank are guaranteed by the Company.  The loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

We believe that the $2.0 million revolving credit facility, renewed on July 30, 2011 and unused as of September 30, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $5.2 million will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHPRECISION CORPORATION (Registrant)

Date: November 14, 2011	By:	/s/ James S. Molinaro
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