Form 10-Q
period 2011-12-31
TECHPRECISION CORP
filed 2012-02-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at January 31, 2012 was 17,844,291.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,086,070	$7,541,000
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	5,543,444	5,578,072
Costs incurred on uncompleted contracts, in excess of progress billings	4,934,239	2,519,908
Inventory - raw materials	292,403	723,400
Other current assets	669,507	441,833
Current deferred taxes	641,458	462,226
Prepaid taxes	991,560	122,263
Total current assets	16,158,681	17,388,702
Property, plant and equipment, net	7,303,075	3,139,692
Building and equipment under construction	--	2,172,420
Collateral deposit	224,376	--
Deferred loan cost, net	163,299	181,141
Total assets	$23,849,431	$22,881,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320,334	$1,093,350
Accrued expenses	1,759,532	958,009
Accrued taxes	157,703	--
Deferred revenues	154,057	382,130
Current maturity of long-term debt	1,362,766	1,371,767
Total current liabilities	4,754,392	3,805,256
Long-term debt, including capital leases	5,814,580	5,217,421
Deferred tax liability	106,021	--
Commitments and contingent liabilities (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Convertible Preferred Stock, with
7,325,982 and 8,878,982 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively; (liquidation preference of $2,087,905 and $2,530,510
at December 31, 2011 and March 31, 2011, respectively)	1,701,077	2,039,631
Common stock -par value $.0001 per share, 90,000,000 shares authorized,
17,505,204 and 15,422,888 shares issued and outstanding at December 31, 2011 and
March 31, 2011, respectively	1,751	1,543
Additional paid in capital	4,092,130	3,346,916
Accumulated other comprehensive (loss) income	(230,825)	5,905
Retained earnings	7,610,305	8,465,283
Total stockholders’ equity	13,174,438	13,859,278
Total liabilities and stockholders' equity	$23,849,431	$22,881,955

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$10,864,011	$9,670,418	$27,187,618	$24,205,239
Cost of sales	10,124,081	6,814,384	22,105,308	16,448,066
Gross profit	739,930	2,856,034	5,082,310	7,757,173
Selling, general and administrative expenses	1,924,095	1,273,748	5,610,744	3,413,102
(Loss) Income from operations	(1,184,165)	1,582,286	(528,434)	4,344,071
Other income (expenses):
Other income	16,373	--	16,373	62,875
Interest expense	(77,547)	(103,779)	(214,769)	(321,796)
Interest income	4,316	1,613	14,723	8,215
Finance costs	--	(110,931)	--	(116,110)
Total other (expense) income, net	(56,858)	(213,097)	(183,673)	(366,816)
(Loss)Income before taxes	(1,241,023)	1,369,189	(712,107)	3,977,255
Income tax (benefit) expense	(92,682)	540,063	142,871	1,473,179
Net (loss) income	$(1,148,341)	$829,126	$(854,978)	$2,504,076
Net (loss) income per share of common stock (basic)	$(0.07)	$0.06	$(0.05)	$0.18
Net (loss) income per share (fully diluted)	$(0.07)	$0.04	$(0.05)	$0.12
Weighted average number of shares outstanding (basic)	17,072,721	14,283,346	16,364,844	14,248,601
Weighted average number of shares outstanding (fully diluted)	17,072,721	21,646,768	16,364,844	21,071,813

                                                         The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended
	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net (Loss) Income	$(854,978)	$2,504,076
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	370,289	275,006
Gain on sale of equipment	--	(62,875)
Write-off deferred loan costs	--	68,188
Share based compensation	372,385	120,399
Deferred income taxes	91,188	122,940
Changes in operating assets and liabilities:
Accounts receivable	40,998	(419,253)
Inventory – raw materials	437,494	106,252
Costs incurred on uncompleted contracts, in excess of progress billings	(2,414,331)	(2,625,927)
Other current assets	(226,468)	237,508
Prepaid taxes	(869,047)	--
Other noncurrent assets	(224,376)	--
Accounts payable	218,335	1,172,670
Accrued expenses	381,942	(183,866)
Accrued taxes	157,703	243,279
Deferred revenues	(228,074)	727,961
Net cash (used in) provided by operating activities	(2,746,940)	2,286,358
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	--	60,000
Purchases of property, plant and equipment	(2,342,542)	(130,554)
Building and equipment under construction	--	(650,498)
Net cash used in investing activities	(2,342,542)	(721,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution to WM Realty partners	--	(1,326,162)
Proceeds from exercised stock options	35,511	15,501
Tax (expense) benefit from share-based compensation	(1,030)	9,835
Deferred loan costs	--	(171,212)
Borrowings of long-term debt	1,699,397	4,321,544
Repayments of long-term debt, including capital leases	(1,111,239)	(4,260,526)
Net cash provided by (used in) financing activities	622,639	(1,411,020)
Effect of exchange rate on cash and cash equivalents	11,913	--
Net (decrease) increase in cash and cash equivalents	(4,454,930)	154,286
Cash and cash equivalents, beginning of period	7,541,000	8,774,223
Cash and cash equivalents, end of period	$3,086,070	$8,928,509

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for
Interest expense	$246,938	$321,796
Income taxes	$764,306	$878,754

The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL INFORMATION – NON-CASH TRANSACTIONS:

Nine months ended December 31, 2011

The Company placed $2,172,420 of equipment which was under construction at the beginning of the fiscal year ended March 31, 2011 (“fiscal 2011”) into service. Also, the Company recorded a liability of $243,844 (net of tax of $164,400) to reflect the fair value of an interest rate swap contract in connection with a tax-exempt bond financing transaction.

Nine months ended December 31, 2010

The Company placed $887,279 of equipment which was under construction at the beginning of the fiscal year ending March 31, 2010 (“fiscal 2010”) into service.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (“TechPrecision”) is a Delaware corporation originally organized in February 2005 under the name Lounsberry Holdings II, Inc.  The name was changed to TechPrecision Corporation on March 6, 2006.  TechPrecision is the parent company of Ranor, Inc. a Delaware corporation (“Ranor”).  On November 4, 2010, TechPrecision announced that it completed the formation of a wholly foreign owned enterprise, Wuxi Critical Mechanical Components Co., Ltd. (“WCMC”), to meet growing demand for local manufacture and machining of components in China. TechPrecision, WCMC and Ranor are collectively referred to herein as the “Company” or “we”.

The Company manufactures large scale metal fabricated and machined precision components and equipment.  These products are used in a variety of markets including the alternative energy, cleantech, medical, nuclear, defense, industrial, and aerospace industries.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor.  A variable interest entity (“VIE”), WM Realty, was included in the fiscal 2011 financial statements.  WM Realty no longer has ongoing transactional involvement with the Company, and the entity has substantially liquidated its assets following the December 20, 2010 real estate sale to the Company.  Accordingly, we do not consolidate WM Realty in periods subsequent to March 31, 2011.  Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheet as of December 31, 2011, the consolidated statements of operations for the three and nine month periods ended December 31, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The consolidated balance sheet as of March 31, 2011 was derived from audited financial statements.  Certain amounts in the consolidated financial statements have been reclassified between line items for comparative purposes.

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

Cash and cash equivalents

Holdings of highly liquid investments with original maturities of three months or less, when purchased, are considered to be cash equivalents.  The Company maintained cash deposits in excess of $250,000 as of December 31, 2011 and March 31, 2011, in a large regional bank.  Such deposits are insured by the U.S. government up to a limit of $250,000. At December 31, 2011 and March 31, 2011, the Company had $283,100 and $350,357, respectively, on deposit in a large national bank in China subject to PRC banking regulations.

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per common share is calculated by dividing net income or loss by diluted weighted-average shares.  Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of potential common stock issuable with respect to convertible preferred stock and share-based compensation using the treasury stock method. In periods where net losses are reported, all potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Revenue Recognition

Over 85% of our net sales are derived from short-term contracts for   production activities. Our remaining sales are derived from long-term contracts for design, development and production activities. We consider the nature of our contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

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

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Accounting Standard Codification (“ASC”) 740, Income Taxes promulgated by the Financial Accounting Standards Board (“FASB”).  Under FASB ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.  Temporary differences giving rise to deferred income taxes consist primarily of the reporting of losses on uncompleted contracts, the excess of depreciation for tax purposes over the amount for financial reporting purposes, share based compensation, accrued expenses, and derivatives that are accounted for differently for financial reporting and tax purposes, and net operating loss carry-forwards.  Interest and penalties are included in general and administrative expenses.

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

Subsequently, in December 2011, the FASB issues ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred certain provisions of ASU 2011-05.  Under ASU 2011-12, the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred pending further deliberation by the FASB.  The new guidance within ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted and full retrospective application required.  The Company has evaluated ASU 2011-05 and does not expect its adoption will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and March 31, 2011, property, plant and equipment consisted of the following:
	December 31, 2011	March 31, 2011
Land	$110,113	$110,113
Building and improvements	3,263,984	1,508,966
Machinery equipment, furniture and fixtures	7,849,433	5,088,422
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	11,279,772	6,763,743
Less: accumulated depreciation	(3,976,697)	(3,624,051)
Total property, plant and equipment, net	$7,303,075	$3,139,692

Depreciation expense for the three months and nine months ended December 31, 2011 and 2010 was $132,119 and $357,341, and $91,549 and $270,004, respectively.  All real and personal property and fixtures of the Company are collateral for the Sovereign Bank long-term debt obligations (see Note 8 to our Consolidated Financial Statements).

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

Costs incurred on uncompleted contracts are comprised of the following:
	December 31, 2011	March 31, 2011
Costs incurred on uncompleted contracts, beginning balance	$7,624,209	$5,149,663
Plus: Total costs incurred on contracts during the period	23,227,520	24,842,866
Less: Cost of sales during the period	(22,105,308)	(22,368,320)
Cost incurred on uncompleted contracts, ending balance	$8,746,421	$7,624,209

Billings on uncompleted contracts, beginning balance	$5,104,301	$2,399,815
Plus: Total billings incurred on contracts during the period	25,895,499	34,988,721
Less: Contracts recognized as revenue during the period	(27,187,618)	(32,284,235)
Billings on uncompleted contracts, ending balance	$3,812,182	$5,104,301

Costs incurred on uncompleted contracts, ending balance	$8,746,421	$7,624,209
Billings on uncompleted contracts, ending balance	(3,812,182)	(5,104,301)
Costs incurred on uncompleted contracts, in excess of progress billings	$4,934,239	$2,519,908

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these matters is recorded only when the amount of recovery can be estimated reliably and realization is probable.

As of December 31, 2011 and March 31, 2011, the Company had deferred revenues totaling $154,057 and $382,130, respectively.  Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.  Costs incurred on uncompleted contracts in excess of progress billings are net of allowances for losses of $566,396 and $333,944 at December 31, 2011 and March 31, 2011, respectively. Advance billing and deposits includes down payments for acquisition of materials and progress payments on contracts.  The agreements with the buyers of the Company’s products allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS
	December 31, 2011	March 31, 2011
Collateral deposit	$212,500	$--
Prepaid insurance	269,652	139,838
Payments advanced to suppliers	60,749	285,187
Other	126,606	16,808
Total	$669,507	$441,833

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets are comprised of deferred loan costs and long-term collateral deposits:
	December 31, 2011	March 31, 2011
Collateral deposit	$224,376	$--
Deferred loan costs, net of amortization	163,299	181,141
Ending balance	$387,675	$181,141

Deferred loan costs represent the capitalization of costs incurred in connection with obtaining bank loans.  These costs are being amortized on a straight-line basis over the term of the related debt obligation.  Amortization of deferred loan costs for the nine months ended December 31, 2011 and 2010 was $17,843 and $9,522, respectively.

NOTE 7 - ACCRUED EXPENSES
	December 31, 2011	March 31, 2011
Accrued compensation	$723,611	$886,748
Interest rate swaps market value	408,245	9,177
Losses on uncompleted contracts	566,396	--
Other	61,280	62,084
Ending balance	$1,759,532	$958,009

NOTE 8 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
Long-term debt and capital lease obligations outstanding on:	December 31, 2011	March 31, 2011
Term Note	$714,286	$1,142,857
Capital expenditure note	471,341	674,151
Staged advance note	537,869	556,416
Series A Bonds	4,055,208	3,663,991
Series B Bonds	1,393,518	535,488
Obligations under capital leases	5,124	16,285
Total long-term debt	7,177,346	6,589,188
Principal payments due within one year	(1,362,766)	(1,371,767)
Principal payments due after one year	$5,814,580	$5,217,421

On February 24, 2006, the Company entered into a loan and security agreement (“Loan Agreement”) with Sovereign Bank (the “Bank”), which has since been amended as further described below.  Pursuant to the Loan Agreement, as amended, the Bank provided the Company with a secured term loan of $4,000,000 (“Term Note”) and also extended a revolving line of credit of up to $2,000,000 (“Revolving Note”).  On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (“Capital Expenditure Note”).  On March 29, 2010, the Bank agreed to extend to the Company a loan facility (“Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

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

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement (“Eighth Amendment”).  The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement.  The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above.  Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA.  Under the MLSA and the Eighth Amendment, the Company must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio equal or exceed 2:1 as of the end of each fiscal quarter; and that Ranor’s leverage ratio will be less than or equal to 3:1. As of December 31, 2011 we were in compliance with the leverage ratio (1:1).  However, we did not meet the ratio of earnings available to cover fixed charges or the interest coverage covenants; our ratio of earnings to cover fixed charges as of December 31, 2011was 20% (compared with 120% requirement) and our interest coverage ratio was 0.4:1 (compared with the 2:1 requirement). The Company has obtained a waiver of the breach of such covenants from the Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2011 and waives these covenants at March 31, 2012.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with all financial covenants through December 31, 2012.  In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the bank may be entitled to cancel the facilities.  If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded such maximum loan amount at December 31, 2011 by approximately $437,000. On October 28, 2011 the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance will be amortized down at the current monthly debt principal amount of $17,708. At December 31, 2011, the cash is classified as a collateral deposit in other current and noncurrent assets of $212,500 and $224,376, respectively.

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

Series A Bonds and Series B Bonds

The proceeds of the sale of the Series A Bonds were used to finance the Ranor facility acquisition and also to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at in Westminster, Massachusetts.  The proceeds of the sale of the Series B Bonds were used to finance acquisitions of certain manufacturing equipment installed at the Westminster facility.

The initial rate of interest on the Bonds was 1.9606% for a period from the bond date to and including January 31, 2011. The interest rate thereafter is 65% times 275 basis points plus one-month LIBOR.  On February 1, 2011, the Company made principal payments of $17,708 and $23,214 on the Series A Bonds and the Series B Bonds, respectively.  Monthly payments are required to be made after such initial payment until the maturity date or earlier redemption of each Bond.  The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively.  The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010 (“ISDA Master Agreement”), pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds.  Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011.  The notional amount of outstanding fair-value interest rate swaps, which are designated as cash flow hedges, totaled $5.7 and $6.1 million at December 31, 2011 and March 31, 2011, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on the Company’s balance sheet at fair value with the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The swaps will terminate on January 4, 2021 and January 2, 2018.  The change in fair value of the interest rate swaps for the three and nine month periods ending December 31, 2011 is recorded as an adjustment to accumulated other comprehensive income (see Note 16 to our Consolidated Financial Statements for detail on other comprehensive income). The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

Any outstanding amounts due under the Revolving Note bear interest at an annual rate equal to the prime rate, plus 1.5%.  The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.  There were no borrowings outstanding under this facility as of December 31, 2011 and March 31, 2011.  The facility was renewed on July 30, 2011 and the maturity date changed to July 31, 2012.  The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a  borrowing limit of $3,000,000.  The facility was subject to renewal on an annual basis.  On November 30, 2009, the Company elected not to renew this facility when it terminated because the Company plans to finance any future equipment financing needs on a specific basis rather than under a blanket revolving line of credit.  Under the facility, the Company was permitted to borrow 80% of the original purchase cost of qualifying capital equipment.  The current rate of interest is based on LIBOR plus 3%.  Principal and interest payments are due monthly based on a five year amortization schedule.  There was $471,341 and $674,151 outstanding under this facility at December 31, 2011 and March 31, 2011, respectively.

Staged Advance Note:

Borrowing under the Staged Advance Note is limited $1,900,000; the proceeds of this Note were intended to be used to acquire a gantry mill machine.  The machine serves as collateral for such loans.  The total aggregate amount of advances under the Staged Advance Note cannot exceed 80% of the actual purchase price of the gantry mill machine.  All advances provided for monthly interest-only payments through February 28, 2011, and thereafter, no further borrowings are permitted under this facility.  The interest rate is LIBOR plus 4%.  Beginning on April 1, 2011, the Company was obligated to pay principal and interest to amortize the outstanding balance on a five year schedule.  On March 29, 2010 and September 29, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the gantry mill machine.  On December 30, 2010, the Company paid $556,416 of principal using proceeds from the Series B Bonds and amended the Staged Advance Note to limit advances at $556,416, with no further advances permitted.

Capital Lease:

The Company leases certain office equipment under a non-cancelable capital lease.  This lease will expire in 2012.  Future minimum payments under this lease for fiscal periods ending on December 31, 2012 are $5,188.  Interest payments included in the above amounts total $64 and the present value of all future minimum lease payments total $5,124.  Lease payments for capital lease obligations for the three and nine months ended December 31, 2011 totaled $3,891 and $11,673, respectively.

NOTE 9 - INCOME TAXES

For the three and nine month ended December 31, 2011, the Company recorded an income tax benefit of $92,682 and income tax expense of $142,871, respectively.  At the end of each interim period, the Company makes an estimate of its annual U.S. and China expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss.  The income tax expense of $142,871 for the nine months ended December 31, 2011 is comprised of $157,703 of expense related to China’s year to date income and $14,832 of U.S. federal and state income tax benefit.  The difference between the provision for income tax expense and the income tax determined by applying the U.S. federal income tax and state income tax rates and the China Enterprise tax rate was due primarily to differences in the book and tax basis of property and equipment and share based compensation.  Accrued taxes at December 31, 2011 represent taxes payable related to year to date China results.  Prepaid taxes recorded at December 31, 2011 of $991,560 represent current year tax payments in excess of expected tax and prior year amounts to be refunded.  At December 31, 2011, the Company recorded a current deferred tax asset of $641,458, and a noncurrent deferred tax liability of $106,021.

As of December 31, 2011, the Company’s federal net operating loss carry-forward was approximately $1.8 million.  If not utilized, the federal net operating loss carry-forward of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Under Section 382 of the Internal Revenue Code, we are substantially limited with regard to the amount of certain net operating loss carry forward that we may use in any given year in the future due to prior changes in our ownership.

The valuation allowance for deferred tax assets of $279,754 and $354,008 at December 31, 2011 and March 31, 2011, respectively, relates principally to the uncertainty of the utilization of certain non-current deferred tax assets, primarily tax loss carry forwards.  The valuation allowance was calculated in accordance with accounting standards, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

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

The property includes a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase and Sale Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase and Sale Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase and Sale Agreement.  In addition, the Purchase and Sale Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.  For the three and nine months ended December 31, 2010, WM Realty had net income of $115,799 and $36,206, respectively, and made distributions of $1.3 million at December 31, 2010.

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International (“CSI”) to serve as its primary corporate offices in Wuxi, China.  The lease has an initial two year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis.  In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by the Company personnel co-located at CSI in Wuxi, China.  We view CSI as a related party because a holder of approximately 18% of the fully diluted equity interest of CSI is also the holder of approximately 36% of the fully diluted equity interest of the Company.  However, WCMC is subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI.  The Company has paid approximately $1.5 million to CSI for materials and manufacturing services in fiscal 2012.

NOTE 11 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series.  As of December 31, 2011, the Company has one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 9,576,524 and 11,606,605 common shares underlying the Series A Convertible Preferred Stock as of December 31, 2011 and March 31, 2011 respectively.

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

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock.  The payment will be made before any payment to shareholders of any junior securities and after payment to shareholders of securities that are senior to the Series A Convertible Preferred Stock.  During the nine months ended December 31, 2011, there were 1,553,000 shares of Series A Convertible Preferred Stock converted into 2,030,072 shares of common stock, respectively. The Company had 7,325,982 and 8,878,982 shares of Series A Convertible Preferred Stock outstanding at December 31, 2011 and March 31, 2011 respectively.

Common Stock

The Company had 90,000,000 authorized common shares at December 31, 2011 and March 31, 2011 respectively.  There were 17,505,204 and 15,422,888 shares of common stock outstanding at December 31, 2011 and March 31, 2011 respectively.

NOTE 12 - SHARE BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (“Plan”) covering 1,000,000 shares of common stock.  On September 15, 2011, shareholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares.

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

On July 1, 2011, the Company granted stock options to two directors to purchase 10,000 shares of common stock each at an exercise price of $1.62 per share, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in nine months and 50% in eighteen months from the grant date, respectively.

On July 21 and August 17, 2011, the Company granted stock options to certain employees to purchase 50,000 shares of common stock at an exercise price of $1.65 per share, the fair market value on the date of grant.  The options will vest in equal amounts over three years on the anniversary of the grant date.

Fair value is estimated using a Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options.  Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of five year U.S. Treasury issues.  The expected life of the option was estimated at one half of the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the period ranged from 67% to 79% for volatility and 0.92% to 2.09% for the risk free interest rate. At December 31, 2011 there were 403,840 shares of common stock available for grant under the Plan.  The fair value of stock options granted during the period was estimated at $1.936 per option. The following table summarizes activity for the nine months ended December 31, 2011:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2011	2,056,661	$0.738
Granted	647,000	$1.926
Exercised	(52,999)	$0.285
Outstanding at 12/31/2011	2,650,662	$1.027	$426,127	4.39
Expected to vest at 12/31/2011	1,677,000	$1.239	$181,333	4.51
Exercisable at 12/31/2011	973,662	$0.664	$244,794	3.13

As of December 31, 2011, there was $582,603 of total unrecognized compensation cost related to unvested stock options.  These costs are expected to be recognized over the next three years.  The total fair value of shares vested during the period was $135,452. The following table shows the status of the Company’s non-vested stock options outstanding for the period ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2011	1,440,000	$0.783
Granted	647,000	$1.926
Vested	(410,000)	$0.724
Outstanding at 12/31/2011	1,677,000	$1.239

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits.  The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At December 31, 2011, there were receivable balances outstanding from three customers comprising 64% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2011		March 31, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$1,836,500	33%	$3,554,574	64%
B	$1,109,959	20%	$--	--%
C	$613,368	11%	$--	--%
D	$--	--%	$624,765	11%
E	$--	--%	$455,337	8%

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue in the nine months ended:

	December 31, 2011		December 31, 2010
Customer	Dollars	Percent	Dollars	Percent
A	$10,046,139	37%	$13,451,393	60%
B	$2,777,631	10%	$--	--%
C	$--	--%	$4,211,343	17%

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

The property includes a 144,500 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase and Sale Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase and Sale Agreement, the parties shared equally the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase and Sale Agreement.  In addition, the Purchase and Sale Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

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

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease has a three-year term and expires on February 24, 2012.  The Company will not renew this lease beyond the end of the initial lease term.

On November 17, 2010, the Company entered into a lease agreement to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania for the Company’s corporate headquarters.  The Company took possession of the office space on April 1, 2011.  Under the Lease, the Company’s payment obligations were deferred until the fifth month after taking possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, the Company is obligated to pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  The Lease expires sixty-four months after lease inception date. The Company may elect to renew the lease for an additional five-year term.  The Lease contains customary representations and covenants regarding occupancy and maintenance of the Property. Payment of Base Rent and other fees under the Lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the Lease.

On November 15, 2010, the Company entered into various leases for office space in China.  The lease for office space in Wuxi, China is with a related party, CSI, See Note 10.

Future minimum lease payments required under operating leases in the aggregate, at December 31, 2011, totaled $361,402.  The totals for each annual period ended on December 31 were: 2012 - $129,495, 2013 - $138,886, 2014- $73,968, 2015-$75,558, and 2016-$64,158.

As of December 31, 2011, the Company had approximately $0.2 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase capital equipment and complete building construction at fixed prices.

Employment Agreements

The Company has employment agreements with certain executive officers which expire at various times, provide for minimum salary levels, adjusted annually, severance provisions in the event of termination without cause, as well as incentive bonuses that are payable if specified company goals are attained.

NOTE 15 - EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  Diluted EPS also includes the effect of dilutive potential common shares.  The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260 for the periods ended December 31:
	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Basic EPS
Net (loss) income	$(1,148,341)	$829,126	$(854,979)	$2,504,076
Weighted average number of shares outstanding	17,072,021	14,283,346	16,364,844	14,248,601
Basic (loss) income per share	$(0.07)	$0.06	$(0.05)	$0.18
Diluted EPS
Net (loss) income	$(1,148,341)	$829,126	$(854,979)	$2,504,076
Dilutive effect of stock options, warrants and preferred stock	--	7,363,422	--	6,823,212
Diluted weighted average shares	17,072,021	21,646,768	16,364,844	21,071,813
Diluted (loss) income per share	$(0.07)	$0.04	$(0.05)	$0.12

All potential common shares equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended December 31, 2010 there were 4,325,006 and 197,500 shares, and 12,442,306 and 457,500 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of reported net income (loss) and other comprehensive income (loss), which reflects gains and losses that U.S. GAAP excludes from net income (loss).  For the Company, the items excluded from reported net income (loss) were fair value adjustments on interest rate swaps of $243,844 (net of tax $164,400) and foreign currency translations adjustments of $13,109.  There were no amounts reclassified into earnings during the periods presented.  Comprehensive income (loss) for the three and nine months ended December 31, 2011 and 2010 includes the following components:
	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net (loss) income	$(1,148,341)	$829,126	$(854,978)	$2,504,076
Other comprehensive (loss) income:
Currency translation adjustment	(5,586)	--	12,597	--
Interest rate swaps	2,692	--	(249,327)	--
Total other comprehensive (loss) income	$(2,894)	$--	$(236,730)	$--
Consolidated comprehensive (loss) income, net of tax	$(1,151,235)	$829,126	$(1,091,708)	$2,504,076

Accumulated other comprehensive (loss) income, net of tax of $164,400 and $3,696 as of December 31, 2011 and March 31, 2011 is as follows:
	Totals	Translation	Interest Rate
		Adjustments	Swaps
Balance at March 31, 2011	$5,905	$422	$5,483
Change during the period	(236,730)	12,597	(249,327)
Outstanding at December 31, 2011	$(230,825)	$13,019	$(243,844)

NOTE 17 – SUBSEQUENT EVENTS

As of December 31, 2011, the Company did not meet the requirement to maintain a ratio of earnings available to cover fixed charges of at least 120% and maintain an interest coverage ratio of at least 2:1.  The Company has obtained a waiver of the breach of such covenants from the Bank, which waiver covers the breaches that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2011 and waives the covenants at March 31, 2012.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with the agreement through December 31, 2012.

On January 23, 2012 there were 290,000 shares of Series A Convertible Preferred Stock converted into 379,087 shares of common stock, respectively. At January 31, 2012, the Company had Series A Convertible Preferred Stock and Common Stock outstanding for 7,035,982 and 17,884,291 shares, respectively.

On February 8, 2012 the Company appointed a new President and General Manager for its Ranor operation in the U.S. replacing Stanley Youtt who is transitioning to the role of Executive Vice President, Special Projects.   In connection with the above announcement, the Company is required to provide certain post-employment benefits under Mr. Youtt’s employment contract.  The Company will record the costs associated with the post-employment benefit obligation in the fourth quarter of 2012.
On February 11, 2012, the Company executed a purchasing agreement with a key customer for the manufacture of LED sapphire chambers.  This purchasing agreement is expected to lead to purchase orders of up to $9.5 million over the period from March 2012 through February 2013.

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

Overview

We offer a full range of services required to transform raw materials into precise finished products.  Our manufacturing capabilities include: fabrication operations that involve cutting, press and roll forming, assembly, welding, heat treating, blasting and painting; and machining operations which include CNC (computer numerical controlled) horizontal and vertical milling centers.  We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing activity), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

During the year ended March 31, 2011, demand for our services was relatively strong across all of the industries we serve.  This trend continued through the third quarter of fiscal 2012.  The Company concluded the year ended March 31, 2011, with an order backlog of $32.5 million.  The order backlog for the quarter ended December 31, 2011 was $19.3 million. Since December 31, 2011, we have added booked sales orders totaling $4.8 million.

The Company historically has experienced, and continues to experience, customer concentration. Our eight largest customers collectively accounted for 77% of our revenue for the nine months ended December 31, 2011.  For the nine month periods ended December 31, 2011 and 2010, GT Advanced Technologies, our largest customer, accounted for approximately 37% and 56% of reported net sales, respectively.  A significant loss of business from the Company’s largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if the Company is unable to replace such lost revenue from other sources.  A material, sustained downturn in revenue could make it more challenging for the Company to meet debt covenants under its existing long-term debt agreements.  If the Company defaulted on such covenants and was unable to cure the defaults or obtain waivers, the lending bank could choose to accelerate payment of any amounts outstanding under various debt facilities and, under certain circumstances, the Bank may be entitled to cancel the facilities.  If the Bank chose to accelerate our obligations, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal.  Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our historical performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we continually seek more long-term projects with a more predictable cost structure.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins.  In November 2010, we announced the formation of our China subsidiary, WCMC.  This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since the formation of WCMC, we have received numerous inquiries from existing and potential customers for precision, large-scale fabricated and machined metal components and systems in Asia.  During the nine month period ending December 31, 2011, our manufacturing capacity and capability  had been qualified in China for five product lines on behalf of four separate customers. Based on the initial interest expressed in our WCMC operation and the qualified manufacturing capacity, we believe there are attractive opportunities to expand our WCMC operations.  During the quarters ended September 30, 2011 and December 31, 2011, we manufactured initial production volumes at our WCMC subsidiary.  After qualifying manufacturing capacity for four customers in China, WCMC hopes to receive production volume orders for the production of multi-crystalline, mono-crystalline and sapphire chambers during the fourth quarter of fiscal 2012 and early fiscal 2013.

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

 As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy.  In January 2010, the Obama administration increased the level of government-backed debt guarantees from $18 billion to $56 billion as an incentive to support the construction of new nuclear plants in the U.S.  The 2011 nuclear tragedy in Japan has bolstered demand for advanced nuclear reactor designs with passive safety systems.  Over the next 10 years, 26 nuclear power plants are scheduled to be built in China, six in the United States and five in Europe, (including three in the United Kingdom).  Because Ranor is one of the few facilities left in the United States that has the certifications required to produce the necessary components for these plants, this pipeline of new nuclear projects creates a significant opportunity.  Revenues derived from the nuclear power industry increased by $1.6 million for the nine months ended December 31, 2011 when compared to the comparable nine month period in the prior year. Currently, nuclear power related orders constitute approximately 8.5% of our backlog.  Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

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

Growing global demand for LED lighting and LED enabled products, has increased the worldwide demand for HEM sapphire, a core component in high end LED products.  Accordingly, many polysilicon companies like our customer GT Advanced Technologies are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity.  The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon within the solar industry.  Accordingly we believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged.  We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and in Asia.

Historically we have participated in the multi-crystalline segment of the solar industry through the manufacturing support we have provided GT Advanced Technologies.  Increasingly GT Advanced Technologies and other companies are focusing on production innovations that will improve the production efficiency and cost competitiveness of mono-crystalline solar cells.  To diversify our customer and sector concentration within the solar industry we are in active discussions with various companies focused on enabling production equipment for mono-crystalline solar cells and believe these efforts will provide us with broader capacity and customer diversification in the future.  During the quarter ended December 31, 2011, we began or completed manufacture of initial mono-crystalline furnaces for three separate customers with the goal of qualifying our production capacity in the U.S. and China for these customers and subsequent production volume orders.

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification.  On January 8, 2010, the Company issued a purchase order for the purchase of a gantry mill machine totaling $2.3 million. This purchase commitment represents an investment necessary to refresh and upgrade the Company’s fleet of manufacturing equipment and capabilities. Under this purchase commitment, the Company was obligated to make three equal payments beginning in January 2010 with the final payment to be made upon final delivery during the quarter ending March 31, 2012. A portion of the proceeds from the December 2010 municipal bond financing were used to finance acquisitions of qualifying manufacturing equipment to be installed at the Westminster facility, including final payments for the gantry mill machine.  Additionally, in February 2011, we commenced construction of a 19,500 sq. ft. expansion of our Westminster, Massachusetts facility.  The building expansion was completed and placed into service during September 2011.  The gantry mill machine was installed during the second quarter of 2012, completed testing and final configuration and was placed into service at the end of the third quarter of fiscal 2012.

Revenue Recognition

We derive revenues from (i) the fabrication of large metal components for our customers, and (ii) the precision machining of such large metal components, including related manufacturing engineering services. Over 85% of our net sales are derived from short-term contracts for production activities. Our remaining sales are derived from long-term contracts for design, development and production activities. We consider the nature of our contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

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

Variable Interest Entity

Until fiscal 2011, we consolidated WM Realty, a variable interest entity controlled by our director, Andrew Levy, from which we leased real property located at Bella Drive, Westminster, Massachusetts.  On December 20, 2010, through our wholly owned subsidiary, Ranor, we purchased this property pursuant to a Purchase and Sale Agreement by and among WM Realty and Ranor. Concurrent with the property purchase, the lease between Ranor and WM Realty was terminated, as of December 21, 2010 and we no longer include the VIE in our financial statements.

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

As of December 31, 2011, our federal net operating loss carry-forward was approximately $1.8 million. If not utilized, the federal net operating loss carry-forwards of Ranor and TechPrecision will expire in 2025 and 2027, respectively. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements.

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

Net sales to our largest customer during the three and nine months ended December 31, 2011 totaled $3.2 million and $10.0 million, respectively. At the end of the third quarter of fiscal 2012, our purchase order backlog was $19.3 million compared with $32.5 at March 31, 2011. Since December 31, 2011, we have received new purchase orders totaling $4.8 million.

Three Months Ended December 31, 2011 and 2010

The following table sets forth information from our statements of operations for the three months ended December 31, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):

	December 31, 2011		December 31, 2010		Changes
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$10,864	100%	$9,670	100%	$1,194	12%
Cost of sales	10,124	93%	6,814	70%	3,310	48%
Gross profit	740	7%	2,856	30%	(2,116)	(74)%
Selling, general and administrative expenses	1,924	18%	1,274	13%	650	51%
(Loss) income from operations	(1,184)	(11)%	1,582	17%	(2,766)	(174)%
Other income (expense), net	(58)	(-)%	(213)	(3)%	155	(N/M)%
(Loss) Income before income taxes	(1,241)	(11)%	1,369	14%	(2,610)	(N/M)%
Income tax (benefit) expense	(93)	(-)%	540	6%	(633)	(N/M)%
Net (loss) income	$(1,148)	(11)%	$829	8%	$(1,977)	(N/M)%

N/M = Not meaningful

Net Sales

Net sales increased by $1.2 million, or 12%, to $10.9 million for the three months ended December 31, 2011 when compared to the same period last year. Net sales during the quarter ended December 31, 2011 to customers in commercial and industrial markets increased by $1.9 million when compared to the quarter ended December 31, 2010. This increase was partially offset by decreased sales of $0.5 million to customers in the defense and aerospace markets and decreased sales volume of $0.1 million each to customers in the medical and nuclear markets, respectively.  Net sales to customers in alternative energy markets were flat year-over-year at $6.6 million as market demand slowed for equipment spending.   During the quarter ended December 31, 2011, the Company’s China based subsidiary, WCMC, contributed $3.2 million in net sales.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended December 31, 2011 increased by $3.3 million or 48% to $10.1 million, from $6.8 million for the same period in fiscal 2011. The increase in the cost of sales was principally due to unplanned costs incurred on first article projects and prototyping for customers of Ranor. Gross margins in the third quarter of fiscal 2012 were 7% compared to 30% for the same quarter in fiscal 2011.  Third quarter gross margins were negatively impacted by $0.6 million of contract losses and lower margins on a heavy volume of prototyping and first article production when compared to the same quarter a year ago, which featured a higher volume of repeat production projects.  During the quarter ended December 31, 2011, prototype and first article production comprised 30% of consolidated revenue or 54% of U.S.’s quarterly revenue base, respectively, while in the prior year third quarter 71% of U.S.’s net sales were generated from repeat production programs.

 Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2011 were $1.9 million compared to $1.3 million for three months ended December 31, 2010, representing an increase of $0.6 million or 51%.  SG&A was 18% as a percentage of sales during the second quarter of fiscal 2012, compared with 13% of net sales for the same period in fiscal 2011.  Primary drivers of this increase in expense were costs associated with higher staffing levels in the U.S. ($0.3 million) and China ($0.2 million) to support the China expansion and an increased level of sales, marketing and business development efforts.  In addition, travel related expenses increased by $0.1 million for the quarter ended December 31, 2011 when compared to the same quarter in the prior year.

Other Income, (Expense), net

Other income, (expense), net decreased by $0.2 million or 73% for the three months ended December 31, 2011 when compared with the same period in fiscal 2011.  Other income, (expense), net is primarily made up of interest expense for the periods ended December 31, 2011 and 2010 for $0.08 million and $0.1 million, respectively, a decrease of $0.03 million. This reduction in interest expense is due to $0.03 million of interest capitalized in connection with the expansion project at our Westminster, Massachusetts facility and the net effect of lower interest rates on higher average debt volume when compared with prior year period. In addition, non-recurring financing costs of $0.1 million in connection with the purchase of our Westminster facility were incurred in fiscal 2011.

Income Taxes

For the three months ended December 31, 2011, the Company recorded a tax benefit of $92,682 compared with a tax expense of $0.5 million in the fiscal 2011. The tax benefit was driven by a swing from taxable income to losses for U.S. operations in the current quarter partially offset by tax expense accrued on taxable income generated in China.

Net (Loss) Income

As a result of the factors described above, our net loss was $1.1 million or $0.07 per share basic and fully diluted for the three months ended December 31, 2011, compared to net income of $0.8 million, or $0.06 per share basic and $0.04 per share fully diluted, for the three months ended December 31, 2010.

Nine Months Ended December 31, 2011 and 2010

The following table sets forth information from our statements of operations for the nine months ended December 31, 2011 and 2010, in dollars and as a percentage of revenue (dollars in thousands):
					Changes Nine Months
					Ended December 31,
	2011		2010		2011 to 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$27,187	100%	$24,205	100%	$2,982	12%
Cost of sales	22,105	81%	16,448	68%	5,657	34%
Gross profit	5,082	19%	7,757	32%	(2,675)	(34)%
Selling, general and administrative	5,610	21%	3,413	14%	2,197	64%
(Loss) income from operations	(528)	(2)%	4,344	18%	(4,872)	(112)%
Other income (expense), net	(184)	(1)%	(367)	(2)%	183	(N/M)%
(Loss) income before income taxes	(712)	(3)%	3,977	16%	(4,689)	(N/M)%
Income tax expense	143	--%	1,473	6%	(1,330)	(N/M)%
Net (loss) income	$(855)	(3)%	$2,504	10%	$(3,359)	(N/M)%
N/M = Not meaningful

Net Sales

Net sales increased by $3.0 million, or 12%, to $27.2 million for the nine months ended December 31, 2011 when compared to the same nine month period in fiscal 2011. Net sales to new and existing customers in the commercial/industrial and Nuclear markets increased by $4.5 million and $1.6 million, respectively when compared to the same period one year ago. However, net sales to customers in the alternative energy markets decreased by $2.5 million as market demand slowed for equipment spending when compared to sales to this market for the same nine month period in the prior year.  Net sales in defense and aerospace and medical markets, during the nine month period ended December 31, 2011, decreased by $0.4 million and $0.2 million, respectively when compared to the same period one year ago.  The Company’s China subsidiary, WCMC, contributed $3.2 million in net sales to alternative energy customers during the nine month period ended December 31, 2011.

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2011 increased by $5.6 million or 34% to $22.1 million from $16.4 million for the comparative period in fiscal 2011. Gross margins during the first nine months of fiscal 2012 were 19% compared to 32% for the same nine month period in fiscal 2011.  Gross margins during the first nine months of fiscal 2012 were also lower due to contract losses of $1.0 million incurred on a heavy volume of prototyping and first article production when compared to the same period a year ago, which featured a higher volume of repeat production work. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Generally our margin on materials procurement services is lower than the margin we garner for our fabrication, engineering and machining services.  Material costs as a component of cost of sales were $1.0 million higher and labor and overhead costs were also $1.6 million higher for the nine month period ended December 31, 2011 when compared to the comparable period in the prior year.  These increased material, labor and overhead costs during the first nine months of fiscal 2012 when compared to lower material costs in the prior year have the impact of lowering overall gross margin.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended December 31, 2011 were $5.6 million compared to $3.4 million for nine months ended December 31, 2010, an increase of $2.2 million or 64%.  Primary drivers of this increase in expense were higher staffing levels in the U.S. ($0.7 million) and China ($1.0 million) in support of our China expansion and an increased level of sales, marketing and business development efforts.  Additionally, other expenses increased by $0.3 million for the nine month period ended December 31, 2011 when compared to the prior year period primarily due to travel related to our China operation and increased business development activity. Non-cash share based compensation costs increased by $0.2 million when compared to the same nine month period in the prior year.

Other Income (Expense), net

Other income, (expense), net decreased by $183,142 or 50% for the nine months ended December 31, 2011 when compared with the same period in fiscal 2011.  Other income, (expense), net is primarily made up of interest expense for the periods ended December 31, 2011 and 2010 for $0.2 million and $0.3 million, respectively, a decrease of $0.1 million. This reduction in interest expense is due to interest capitalized of $0.04 million for the ongoing expansion project at our Westminster, Massachusetts facility and lower interest rates on higher average levels of debt when compared with the same prior year period. Other income (expense), net decreased by $0.08 million when compared with the same prior year period primarily because of proceeds from a non-recurring sale of equipment ($0.06 million) and financing costs ($0.03 million) recorded in fiscal 2011.

Income Taxes

For the nine months ended December 31, 2011, the Company recorded tax expense of $0.14 million compared with a recorded tax expense for Federal and state income tax of $1.5 million in the comparable nine month period, last year.  The tax provision for fiscal 2012 was the result of tax expense recorded on taxable income generated at the China enterprise rate of 25% on ordinary income, net of a $14,832 U.S. benefit.

Net Income (Loss)

As a result of the foregoing, our net loss was $0.9 million or $0.05 per share basic and fully diluted, respectively, for the nine months ended December 31, 2011, as compared to net income of $2.5 million or $0.18 per share basic and $0.12 fully diluted for the nine months ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $11.4 million as compared with working capital of $13.6 million at March 31, 2011, representing a decrease of $2.2 million or 16%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	Dec. 31, 2011	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$3,086	$7,541	$(4,455)	(59)%
Accounts receivable, net	5,543	5,578	(35)	(1)%
Costs incurred on uncompleted contracts	4,934	2,520	2,414	96%
Inventory - raw materials	292	723	(431)	(60)%
Prepaid taxes	992	122	870	711%
Other current assets	669	441	228	52%
Current deferred taxes	642	462	180	39%
Accounts payable	1,320	1,093	227	21%
Accrued expenses	1,760	958	802	84%
Accrued Taxes	158	--	158	100%
Deferred revenue	154	382	(228)	(60)%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	Dec. 31, 2011	Dec. 31, 2010	Change Amount
Cash flows provided by (used in):
Operating activities	$(2,747)	$2,286	$5,033
Investing activities	(2,343)	(721)	1,622
Financing activities	623	(1,411)	2,034
Effects of foreign exchange rates on cash	12	--	12
Net increase (decrease) in cash and cash equivalents	$(4,455)	$154	$(4,609)

Cash used in operations was $2.7 million for the nine months ended December 31, 2011 as compared with cash provided by operations of $2.3 million for the nine months ended December 31, 2010, a change of $5.0 million.  When compared to fiscal 2011, cash flows from operations were impacted by a swing from net income of $2.5 million to a net loss of $0.9 million. We used $0.8 million of cash to pay federal and state estimated income taxes, $0.5 million to provide collateral for our debt obligations, and $2.3 million to fund work in progress. Other working capital components increased by $0.1 million. The cash used for working capital reflects an increase in the number of projects in progress as our business and customer base grows. Since March 31, 2011, we have used cash of approximately $2.0 million for payments to suppliers and subcontractors for materials and labor in China.

We invested $2.3 million in new equipment and the expansion of our manufacturing facility in Westminster, Massachusetts during the nine months ended December 31, 2011, for the purchase of a new gantry mill and the 19,500 sq. ft. expansion of the building.  A bond financing arranged with the State of Massachusetts and the Bank in December 2010 provided financing capacity to fund the purchase of the gantry mill as well as other qualifying manufacturing equipment.  The December 2010 bond financing with the State of Massachusetts and the Bank also designated funds that could be utilized for the expansion of our Westminster, Massachusetts facility.

Net cash provided by financing activities was $0.6 million during the nine months ended December 31, 2011 as compared with net cash used in financing activities of $1.4 million for the same period in fiscal 2011.  The primary use of cash under financing activities in fiscal 2012 related to repayments of long-term debt including leases for $1.1 million.  We also borrowed an additional $1.7 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, Massachusetts facility.  During the same period in fiscal 2011, we borrowed $4.3 million and repaid $4.3 million of long-term debt in total and distributed $1.3 million to the partners of WM Realty. We borrowed $3.1 million under a new bond agreement with the Massachusetts Development Financing Agency, administered by the bank, and used the proceeds to repurchase land and building owned by a former consolidated VIE, WM Realty.

All of the above activity resulted in a net decrease in cash of $4.5 million for the nine months ended December 31, 2011 compared with a $0.2 million cash increase for the nine months ended December 31, 2010.  We believe that our $2.0 million revolving credit facility, renewed on July 30, 2011 and unused as of December 31, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $3.1 million will be sufficient to enable us to satisfy our cash requirements for the foreseeable future.

Debt Facilities

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”) pursuant to which the MDFA sold to Sovereign Bank (the “Bank”) MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”).  The Bank and MDFA loaned the proceeds of such sale to the Company under the terms of that certain Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bondowner and Disbursing Agent thereunder) (the “MLSA”).

The proceeds from the sale of the Series A Bonds were used to finance the previously disclosed Ranor facility acquisition and were also used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, the Company’s obligations to the Bank and subsequent holders of the Bonds.

We also have a revolving credit facility of up to $2 million with the Bank (the “Revolving Note”).  The borrowing is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million.  At December 31, 2011, there were no borrowings under the Revolving Note, and the maximum available under the Revolving Note was available.  The revolving credit facility was renewed for another year on July 30, 2011.

The secured term loan of $4 million with the Bank (the “Term Note”) issued on February 24, 2006 has a term of seven years and an initial fixed interest rate of 9%.  The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the Term Note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of December 31, 2011 and March 31, 2011 was $0.7 million and $1.1 million respectively.

In connection with the December 30, 2010 financing, the Company executed an Eighth Amendment to the Loan Agreement.  The Eighth Amendment incorporates borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that 1) the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; 2) the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; and 3) the leverage ratio will be less than or equal to 3:1.  As of December 31, 2011, we were in compliance with the leverage ratio (1:1). However we did not meet the ratio of earnings available to cover fixed charges or the interest coverage covenants; our ratio of earnings available to cover fixed charges as of December 31, 2011 was 20% (compared with the 120% requirement) and our interest coverage ratio was 0.4:1 (compared with the 2:1 requirement). The Company has obtained a waiver of the breach of such covenants from the Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the quarter ended December 31, 2011 and waives these covenants at March 31, 2012.  The waiver does not apply to any future covenant testing dates.  The Company expects to be in compliance with the agreement through December 31, 2012.  In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities.  If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to obtain alternate financing to satisfy any accelerated payment obligation.

On August 8, 2011, an appraisal was completed on the Westminster, MA property assigning a value of $4.8 million. The Series A Bonds require that the loan-to-value ratio not exceed 75% indicating a maximum loan amount of $3.6 million. The bond balance exceeded the maximum loan amount at December 31, 2011 by approximately $490,000. On October 28, 2011, the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing account in the amount of $490,000. The account balance at December 31, 2011 was $436,876.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009 as the Company intends to finance future equipment purchases on a specific item basis.  Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2011, there was $471,341 outstanding under this facility.

Under our staged advance facility with the Bank agreed to make certain loans to the Company for the purpose of acquiring a gantry mill machine, which loans are secured by the gantry mill machine (the “Staged Advance Facility”). The total aggregate amount of advances under the Staged Advance Facility cannot exceed the lesser of 80% of the actual purchase price of the gantry mill machine or $1.9 million. All advances provided for monthly interest only paymements through February 28, 2011, and thereafter no further borrowings are permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. On March 29, 2010 and December 31, 2010, the Company drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. On December 30, 2010, the Company paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the Staged Advance Note to limit further advances at $556,416, with no further advances permitted.  As of December 31, 2011, there was $537,869 outstanding under this facility.

Obligations under the notes to the Bank are guaranteed by the Company.  The loan collateral comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

We believe that the $2.0 million revolving credit facility, renewed on July 30, 2011 and unused as of December 31, 2011, our capacity to access equipment-specific financing, plus our current cash balance of $3.1 million will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHPRECISION CORPORATION (Registrant)

Date: February 14, 2012	By:	/s/ James S. Molinaro
James S. Molinaro Chief Executive Officer

/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) certification of chief executive officer

31.2	Rule 13a-14(a) certification of chief financial officer

32.1	Section 1350 certification of chief executive and chief financial officers