Form 10-K
period 2012-03-31
TECHPRECISION CORP
filed 2012-07-16
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
☒	Yes	☐	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2011,  the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.8 million.

The number of shares outstanding of the registrant’s common stock as of June 25, 2012 was 18,623,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders of TechPrecision Corporation, which will be filed with the Commission within 120 days of March 31, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Our Business

We are a global manufacturer of precision, large-scale fabricated and machined metal components and systems operating two wholly-owned subsidiaries, Ranor, Inc., or Ranor, a Delaware corporation, located in Westminster MA, USA, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People’s Republic of China, or China, located in Wuxi City, Jiangsu Province, China. Our products are used in a variety of markets including: alternative energy, cleantech, medical, nuclear, defense, industrial, and aerospace. Our mission is to be the leading end-to-end global service provider to our markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

On November 4, 2010, we announced the formation of WCMC to meet growing demand for local manufacture and machining of components in China. We formed WCMC after consultation with a large customer in the solar energy industry, and in order to build on the significant growth in demand for solar and nuclear energy components in Asia, including China in particular.  During the fiscal year ended March 31, 2011, or fiscal 2011 we undertook organizational and start-up activities at WCMC, including forming the entity, obtaining the necessary licenses to conduct business in China, and identifying and qualifying manufacturing subcontractors within China. Our relationship with the subcontractors is confirmed when we issue purchase orders for manufacturing services. The Company subcontracts fabrication and machining services and such subcontracted services are overseen by our own personnel. Production began during the fourth quarter of fiscal 2011, and on March 30, 2011, WCMC shipped initial production units to our largest customer, which had been pre-certified and pre-accepted by such customer prior to shipment. During our fiscal year ending March 31, 2012 or fiscal 2012, WCMC generated $4.6 million in revenue and four customers qualified our production capacity for five product lines at our WCMC facilities. Our goal is to scale up operations at WCMC by securing volume production orders during the fiscal year ended March 31, 2013, or fiscal 2013 from those customers for whom we qualified production capacity in fiscal 2012.

About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of Ranor. Ranor together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, our primary business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation. Our acquisition of Ranor was accounted for as a reverse acquisition.

Our executive offices are located at Saucon Valley Plaza, 3477 Corporate Parkway, Suite 140, Center Valley, PA 18034, and our telephone number is (484) 693-1700. Our website is www.TechPrecision.com. Information on our website, or any other website, is not incorporated in this annual report.

References in this annual report to “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise.

General

Our manufacturing operations within the U.S. are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility is the home for state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement and production control (scheduling, project management and expediting) and final assembly. During fiscal 2012, we completed an expansion project at our Massachusetts facility that expanded our manufacturing capacity by an additional 19,500 square feet.  This expansion project was completed in September 2011 at a cost of approximately $1.7 million, which was financed in part from the proceeds of a Massachusetts Development Authority bond financing that was completed in December 2010. During the third quarter of fiscal 2012 we completed the installation and testing of a new $2.4 million gantry mill machine. This machine was placed into service in January 2012.

All U.S. based manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customer’s needs, and we have implemented such standards into our manufacturing operations.

Our operations in China are conducted through WCMC. WCMC provides large-scale precision component fabrication and machining solutions for solar, LED and wind power markets in Asia. WCMC is co-located with one of the largest forges in the industry and is positioned to provide our customers in Asia with quality, durable, and efficient current and next-generation components that address industry-specific needs. WCMC is licensed in China as a trading company, allowing it to contract freely with multiple manufacturers within China to source the manufacturing capacity and expertise required by our customers and their product designs. During fiscal 2012, four customers qualified our production capacity for five product lines. In February 2012, WCMC received certification that its Quality Management Systems comply with the requirements of ISO 9001: 2008 indicating that WCMC operates to this international standard.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency.  In general, we do not design the products we manufacture, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any typical product on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific products within the capability of our resources.

Although our focus is to provide long-term integrated solutions to our customers on continuous production programs, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either a prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases. To the greatest extent possible, we seek opportunities where we are in a Tier 1 or Tier 2 supplier relationship with our customers.

Changes in market demand for our manufacturing expertise can be significant and sudden and require us to be able to adapt to the collective needs of the customers and industries that we serve. Understanding this dynamic, we have developed the capability to transform our workforce to manufacture products for customers across different industries.

In addition to manufacturing services, WCMC also provides field service repairs for our customers who have their proprietary equipment deployed and operating at their customer locations in Asia.

Examples of the industries we serve and products we have manufactured within such industries during recent years include, but are not limited to:

Alternative Energy:
Production chambers to manufacture multi-crystalline and mono-crystalline solar panels
Polysilicon production chambers
Production components for sapphire growth systems
Wind turbine components

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
Radioactive isotope transportation casks

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead time delivery schedules. There was no single supplier that provided 10% or more of purchased raw materials in fiscal 2012. During fiscal 2011, a supplier that provided forging, Steel Industries Acquisition, Inc., accounted for 12% of our purchased material and one other supplier, Northland Stainless, Inc., accounted for 11% of our purchased material. No other suppliers provided 10% or more of purchased raw material in fiscal 2012 or fiscal 2011.

Marketing

While we have had significant customer concentration over the past three years, we are engaged in the development of marketing initiatives to broaden our customer base as well as the industries we serve. We maintain an active marketing and sales department and have expanded our marketing and sales efforts during the past year. We market to our existing customer base and we initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and trade show participation. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

Requests for quotations received from customers are reviewed to determine the specific requirements and our ability to meet such requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid, to several months for a negotiation bid before the customer awards a contract.

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are focused on delivering robust production solutions to such projected unit design and technology requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $0.3 million during fiscal 2012.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of  discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change.

Our largest customer for fiscal 2012 and fiscal 2011 was GT Advanced Technologies, or GTAT. GTAT accounted for 34% of our net sales for fiscal 2012 as compared with 54% of total net sales for fiscal 2011.

Our business is dependent on purchase orders, or POs, received from our customers for work. Certain of these POs are issued under long-term purchase agreements. We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  Sales to our top six customers accounted for 77% and 86% of total net sales for fiscal 2012 and fiscal 2011, respectively.

Our customer base consists of many businesses in the markets identified above.  The revenue derived from these markets during fiscal 2012 and fiscal 2011 are highlighted within the table below (dollars in thousands):

March 31	2012		2011
Customer Net Sales	Amount	Percent	Amount	Percent
Alternative Energy	$14,470	44%	$20,208	62%
Defense & Aerospace	$8,501	26%	$8,256	25%
Commercial	$7,091	21%	$1,244	4%
Medical	$1,096	3%	$1,840	6%
Nuclear	$2,109	6%	$201	1%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by each customer that accounted for 10% or more of our revenue in either of the two past fiscal years ended (dollars in thousands):

March 31	2012		2011
Customer Net Sales	Amount	Percent	Amount	Percent
GTAT	$11,307	34%	$17,763	54%
General Dynamics	$3,388	10%	$1,817	6%
BAE Systems	$2,981	9%	$4,876	15%

GTAT is a leading global provider of production technology and materials for the solar, LED and other specialty markets that engaged us to manufacture production furnaces for the manufacturing of solar panels and LED products. General Dynamics and BAE Systems are  global defense, security and aerospace companies that engaged us to provide fabrication and machining services for military components constructed of large exotic alloy forgings and ancillary equipment. For each of these customers, manufacturing of the product and generation of revenue is based on purchase orders issued to us for completion of the different aspects of the projects.

For fiscal 2012, WCMC generated $4.6 million of our total revenue. WCMC shipped its first production units to a customer in Asia in March 2011. We increased production activities in China during fiscal 2012 and expect WCMC to contribute a more significant portion of our consolidated revenues in future periods.

As of March 31, 2012, we had a backlog of orders totaling approximately $22.4 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at the end of fiscal 2011 was $32.5 million. Our backlog on July 13, 2012 was approximately $28.9 million.

Competition

In the manufacture of metal fabricated and machined precision components and equipment we face competition from both domestic and foreign manufacturers. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, have greater resources at their disposal, and may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.

WCMC was formed to serve existing customers who expressed a strong desire for a qualified supply chain within China to serve their Asian end markets. China’s manufacturing base is large and developed, and we believe that there are many domestic and international companies that could compete with us in China. However, we believe that our strategy of augmenting our China-based subcontractors with experienced fabrication and machining expertise from the United States at WCMC enables us to better serve the precision manufacturing requirements of our customers within China, as compared to existing China manufacturers operating solely on their own.  We also believe that WCMC allows us to offer our customers global manufacturing solutions in North America and Asia that are not easily replicated by competitors operating exclusively only in either the United States or China.

Government Regulations

Although we have very few contracts with government agencies, a significant portion of our manufacturing services are provided as a subcontractor to prime government contractors. Such prime government contractors are subject to government procurement and acquisition regulations which give the government the right to termination for convenience, certain renegotiation rights, and rights of inspection. Any government action which affects our customers who are prime government contractors would affect us. Some of the work we perform for our customers is part of government appropriation packages, and therefore, subject to the Miller Act, requiring our customers who are prime government contractors to pay all subcontractors under contracted purchase agreements first. Because of the nature and use of our products, we are subject to compliance with quality assurance programs, compliance with which is a condition for our ability to bid on government contracts and subcontracts. We believe we are in compliance with all of these programs. We are also subject to laws applicable to manufacturing regulations, such as federal and state occupational health and safety laws, and environmental laws, which are discussed in more detail below under “Environmental Compliance.”

WCMC operates under a business license granted by the appropriate government authorities in China. WCMC must operate under the terms and scope of that license in order to maintain its right to conduct business operations in China.

Environmental Compliance

We are subject to compliance with United States federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. In such compliance and documentation, we may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2012 were not material.

Intellectual Property Rights

Presently, we have no patent rights and we do not believe that our business requires patent or similar protection. Because of the nature of our business as a contract manufacturer, we do not believe that the lack of ownership of intellectual property will adversely affect our operations. In the course of our business we develop know-how for use in the manufacturing process. Although we have non-disclosure policies in place and in our contractual relations, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

Personnel

As of March 31, 2012, we had approximately 160 full-time employees, of whom 50 are salaried and 110 are hourly. Of those employees, 8 employees are located in China at WCMC. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

Risks Relating To Our Business

In addition to risk factors discussed in MD&A under “Critical Accounting Policies” and elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We face strong competition in our markets.

We face competitive pressures from both domestic and foreign manufacturers in each of the markets we serve.  No one company dominates the industry.  Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.  Some competitors may be better known, with greater resources at their disposal, and some have lower production costs.  For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract.  For other products, we may be competing against foreign manufacturers who have a lower cost of production.  If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products.  In such event, we would be at a disadvantage in seeking to obtain that contract.  We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and the price in selecting a vendor for their products.  Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales of galvanizing and anodizing services.  To remain competitive, we will need to invest continuously in manufacturing, product development and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

The demand for certain products we produce may be cyclical.

Demand in our end-use markets, including companies in the renewable energy (solar and wind), medical, nuclear, defense, industrial, and aerospace can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Costs of certain critical raw material, such as inconel, titanium, stainless steel, high strength steel and other alloys, among others, have been volatile due to factors beyond our control.  Raw material costs are included in our contracts with customers but we are exposed to changes in raw material costs from the time purchase orders are placed and when we purchase the raw materials for production.  Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

In addition, the availability of these critical raw materials is subject to factors that are not in our control.  In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

If suppliers increase the price of critical raw materials or are unwilling or unable to meet our demand, we may not have alternative sources of supply.  In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.

The manufacture of some of our products is a complex process and requires long lead times.  As a result, we may experience delays or shortages in the supply of raw materials.  If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products.  This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

Our manufacturing processes are complex and depend upon critical, high cost equipment for which there may be only limited or no production alternatives.

It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures, and we could incur significant repair or replacement costs in the event of those failures.  It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions.  We must make regular capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive.  We may not be in a position to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner.  The cost to repair or replace much of our equipment or facilities would be significant.  We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

A significant portion of our manufacturing and production facilities are located in only a few locations around the world, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities.  As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered.  Our financial condition and results of our operations could be materially adversely affected.

We rely on third parties to supply energy consumed at each of our energy-intensive production facilities.

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions.  These market conditions often are affected by political and economic factors beyond our control.  Disruptions or lack of availability in the supply of energy resources could temporarily impair the ability to operate our production facilities.  Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, may adversely affect our profitability.  To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

Laws and regulations governing international operations may require us to develop and implement costly compliance programs and the failure to comply with such laws may result in substantial penalties.

As we have a subsidiary and operations outside of the United States, we must comply with laws and regulations relating to international business operations.  The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.  The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.  The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem.  The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting.  Violation of the FCPA can result in significant civil and criminal penalties.  Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved.  Conviction of a violation of the FCPA can result in long term disqualification as a government contractor.  The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts.  The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

Additionally, we, through our WCMC subsidiary, are subject to other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties, and sell most of our WCMC manufactured products in China.  China also strictly prohibits bribery of government officials.  Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents, or distributors of ours, even though they may not always be subject to our control.

It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible.  Violations of Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in China.

We have significant operations located in China.  Multiple factors relating to WCMC’s operations could have a material adverse effect on our business, financial condition, and results of operations.  These factors include:

•	changes in political, regulatory, legal or economic conditions;

•	governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

•	civil disturbances, including terrorism or war;

•	political instability;

•	public health emergencies;

•	changes in employment practices and labor standards;

•	local business and cultural factors that differ from our customary standards and practices; and

•	changes in tax laws.

In addition, the Chinese economy may differ favorably or unfavorably from other economies in several respects, including the growth rate of GDP, the rate of inflation, resource self-sufficiency and balance of payments position.  The Chinese government has traditionally exercised and continues to exercise a significant influence over many aspects of the Chinese economy.  Further actions or changes in policy, including taxation, of the Chinese central government or the respective Chinese provincial or local governments could have a significant effect on the Chinese economy, which could adversely affect private sector companies, market conditions, and the success of our operations.

U.S. and Chinese transfer pricing regulations require that any international transactions involving associated enterprises are undertaken at an arm’s length price.  Applicable income tax authorities review our tax returns and if they determine that the transfer prices we have applied are not appropriate, we may incur increased tax liabilities, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby materially reducing our profitability and cash flows.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and Chinese Yuan Renminbi, or RMB, and between those currencies and other currencies in which our sales may be denominated.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar.  Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions.  While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.  In addition, our foreign currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of WCMC’s sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Restrictions under Chinese law on WCMC’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Chinese regulations restrict the ability of WCMC to make dividends and other payments to their offshore parent company.  Any limitations on the ability of WCMC to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

We are highly dependent on certain key personnel and the loss of any or all of these key personnel may have an adverse impact upon future performance.

Our operations and future success are dependent upon the existence and expertise in this sector of certain key personnel.  The loss of services of any of these individuals for any reason or our inability to attract suitable replacements would have a material adverse effect on the financial condition of our business and operations.

As a publicly traded company, we are subject to certain regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002.  If we fail to maintain an effective system of internal controls, our reputation and our business could be harmed.

As a publicly traded company in the U.S., our ongoing compliance with various rules and regulations, including the Sarbanes-Oxley Act of 2002, will increase our legal and finance compliance costs and will make some activities more time-consuming and costly.  These rules and requirements may be modified, supplemented or amended from time to time.  Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel.  For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal control over financial reporting in our annual reports filed with the SEC.  Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete.  If in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities.  As a result, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock.  Irrespective of compliance with these rules and regulations, including the requirements under the Sarbanes-Oxley Act, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our business and reputation.  If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results.

Because we may require additional financing to fund our operations, our failure to obtain necessary financing may impair our operations.

At March 31, 2012, we had working capital of approximately $10.2 million. The only funding presently available to us, other than our cash flow from operations, is a $2.0 million revolving credit line with a bank that expires on January 31, 2013.  We contemplate that we will expand our business during the next twelve months.  The failure to obtain the necessary financing as well as the failure to generate the business necessary to keep our facilities operating on a full-time basis could affect both our cash flows and our ability to operate profitably.  We cannot assure you that these credit facilities will be sufficient to provide us with the funds necessary to enable us to perform our obligations under our contracts and to develop our business.  Our failure to obtain any required financing could impair our ability to both serve our existing clients base and develop new clients and could result in both a decrease in revenue and an increase in our loss.

To the extent that we require financing, we cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us.  In connection with any such financing, we may be required to provide registration rights to the investors.  The price and terms of any financing which would be available to us could result in the issuance of a significant number of shares.

Failure to meet our financial covenants under our credit facilities may have a negative effect on our financial situation.

Under our credit facilities, we are expected to meet certain financial covenants, including, among other things, certain requirements regarding our ratio of earnings to cover fixed charges, interest coverage ratio as of the end of each fiscal quarter and a leverage ratio.  In the past, we have not met certain of these covenants and have obtained waivers of such covenants from our lender, which did not apply to future covenant testing dates. In the event of breach of our financial covenants, the maturity of our debt could be accelerated and provide the lender with the ability to demand repayment and cause the debt to be considered a short-term obligation.

At March 31, 2012, we were not in compliance with the fixed charges and interest coverage financial covenants. On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenants related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended at June 30, 2012 and September 30, 2012. The leverage covenant will remain in effect. Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability at March 31, 2012. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The ratio of earnings available to cover fixed charges and the interest coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a twelve month basis at June 30, 2013. Under the amendment the Company shall not permit earnings available for fixed charges to be less than 125%, interest coverage to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. In connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently do not have long-term contracts with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue.  We must bid or negotiate each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered from the alternative energy, nuclear, medical, defense, industrial, aerospace and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2012 our largest customer accounted for 34% of our revenue and our three largest customers accounted for 53% of our revenue.  For the year ended March 31, 2011, our three largest customers accounted for approximately 75% of our revenue, with the largest accounting for 54% of our revenue.  In addition, as of March 31, 2012, we had a $22.4 million order backlog, of which $21.3 million was attributable to ten customers.  As a result, the default in payment by any of our major customers, the loss of existing orders or to the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer, accounted for 34% of our revenue in the year ended March 31, 2012, the loss of this customer would have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are at an early stage and are dependent on the equity capital markets to finance their purchase of our products.  As a result, these customers could experience financial difficulties, business reversals or lose orders or anticipated orders which would reduce or eliminate the need for the products which they ordered from us, and as a result of which they could be unable or unwilling to fulfill their contracts with us.  There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us.  Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results.  If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

The extensive environmental, health and safety regulatory regimes applicable to our manufacturing operations create the potential exposure to significant liabilities.

The nature of our manufacturing business subjects our operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs.  Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

We have used, and currently use certain quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations.  Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes required at our facilities.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products.  These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we suffered a delay in the recognition of revenue from the projects and incurred contract losses.  We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  In the past our revenue for a period of one or two quarters was affected by the postponement of one contract after the delivery of the initial unit and a delay in delivery under a second contract that was postponed and restarted as a result of a change in the customer’s drawings resulting in a decline in revenue on a period to period basis.  Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead.  Thus, if orders are postponed our net income would be impacted by our need to maintain staffing for the postponed projects, even though they were not fully utilized during this period.  We cannot assure you that our income will not decline in future periods as a result of changes in customers’ orders or their requirements for the products that they ordered.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own.  In addition, the key personnel of the acquired business may not be willing to work for us.  We cannot predict the effect expansion may have on our core business.  Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified.

Negative economic conditions may adversely impact the demand for our products and services, and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Tightening of credit in financial markets may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of  our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long lived assets across the our businesses.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties.  Additionally, the volatility in the financial markets, as we have experienced recently following the concerns about the S&P’s downgrade of the United States’ credit rating, the European debt crisis and fears of a new U.S. recession, could negatively impact our business.  These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable.  As a result, our business, financial condition and results of operations could be materially adversely affected.

We believe that international sales, which are associated with various risks, will continue to increase as a percentage of our future revenues.

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars).  In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals.  Any of these factors could materially adversely affect our results for the period in which they occur

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.

Our credit facilities contain restrictive covenants and other provisions that could have important negative consequences to our business, including, without limitation:

•
increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to pursue our growth strategy, including restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and

•
placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

Risks Related to our Common Stock and the Market for our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock.  As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of common stock.  Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of our common stock.  Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.  Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock, create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

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

Because of our cash requirements and restrictions in our preferred stock purchase agreement and debt agreements, we may be unable to pay dividends.

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

The deterioration of the credit and capital markets may adversely affect our access to sources of funding.

We rely on our credit facilities to fund a portion of our working capital needs and other general corporate purposes. If the Bank backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

Our stock price may fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, and the volatility of stocks often does not relate to the operating performance of the companies represented by the stock.  The market price of our common stock could be subject to significant fluctuations because of general market conditions and because of factors specifically related to our businesses.

Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	actual and anticipated fluctuations in our quarterly operating results;

•	rumors relating to us or our competitors;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.  In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit.  Such a lawsuit could also divert the time and attention of our management.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business.  The price of our common stock could decline if one or more securities analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 145,000-square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts 01473. On December 20, 2010, we, through Ranor, purchased the Westminster property pursuant to a Purchase and Sale Agreement, by and among the former owner of the property, WM Realty (an entity controlled by our director, Andrew Levy), and Ranor. Prior to consummation of the sale under such Purchase and Sale Agreement, we had leased the purchased property from WM Realty. During fiscal 2012, we expanded the Westminster facility to increase its manufacturing capacity by an additional 19,500 square feet.  Construction began in February 2011 and the expansion was completed by September 30, 2011.  The total cost of the expansion was $1.7 million and this expansion was financed from the proceeds of a bond financing we completed with the Massachusetts Development Authority in December 2010 (see Note 8 to our audited financial statements for additional information).

On November 17, 2010, we entered into a lease agreement pursuant to which we leased approximately 3,200 square feet of office space in Center Valley, Pennsylvania now used as our corporate headquarters.  We took possession of the property on April 1, 2011.  Under the Center Valley lease, our payment obligations were deferred until the fifth month after taking possession, at which time we pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the lease.  In addition, we are required to pay certain operating expenses and other fees in accordance with the terms of the lease.  All of our payment obligations under the Center Valley lease may be accelerated if we fail to satisfy its payment obligations in a timely manner, or otherwise defaults on our obligations under the Center Valley lease, which expires on March 17, 2016. We may elect to renew the lease for an additional five-year term.

On November 15, 2010, we entered into a lease for approximately 1,100 square feet of office space in Wuxi City, Jiangsu Province, China, which houses WCMC.  The lease has a two-year term and provides for rent of approximately $2,200 per month. We also lease apartment space for our expatriate employees who live and work in China. The annual leases cost approximately $3,500 per month.

On February 24, 2009, we entered into a lease for 2,089 square feet of office space in Centreville, Delaware.  The lease expired in February 2012 and was not renewed.

Although our current facilities, taking into account the Westminster facility expansion, are adequate for present requirements, we may need to further expand our manufacturing facilities as our business grows.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable to the Registrant.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the Over the Counter (OTC) Bulletin Board under the symbol “TPCS”.  The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the last two completed fiscal years. The quarterly high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
	High	Low
Fiscal year ended March 31, 2012
4th Quarter (three months ended March 31, 2012)	$1.10	$0.70
3rd Quarter (three months ended December 31, 2011)	$1.25	$0.87
2nd Quarter (three months ended September 30, 2011)	$1.72	$1.01
1st Quarter (three months ended June 30, 2011)	$2.09	$1.60

Fiscal year ended March 31, 2011
4th Quarter (three months ended March 31, 2011)	$1.95	$1.40
3rd Quarter (three months ended December 31, 2010)	$1.70	$0.87
2nd Quarter (three months ended September 30, 2010)	$1.01	$0.70
1st Quarter (three months ended June 30, 2010)	$1.10	$0.76

 As of June 15, 2012, we had 952 record holders of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in Item 1A “Risk Factors” and elsewhere in this Form 10-K as well as and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going business, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

Overview

We offer a full range of services required to transform raw materials into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting)and final assembly.

All U.S. manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

During fiscal 2012, we brought our WCMC subsidiary online to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our alternative energy business. The impact on our Ranor facility was significant, as manufacturing for their largest customer was transferred to China. We backfilled our Ranor facility with orders from existing and new customers that required domestic production capacity.

During fiscal 2012, demand for our services in the Alternative energy industry weakened and sales to that sector were $5.7 million or 28% lower than in fiscal 2011. However, we were successful in increasing sales to customers in the Commercial and Nuclear sectors by $5.8 million and $1.9 million, respectively, which more than offset the lower sales volume with Alternative energy customers.  We concluded fiscal 2012, with an order backlog of $22.4 million.  We expect to deliver a majority of this backlog during fiscal 2013.  Our comparable order backlog at the end of fiscal 2011 was $32.5 million. Our sales order backlog was approximately $28.9 million on July 13, 2012.

We historically have experienced, and continue to experience, customer concentration. Our six largest customers collectively accounted for 77% of our revenue for fiscal 2012. For fiscal 2012 and fiscal 2011, GT Advanced Technologies, our largest customer, accounted for approximately 34% and 54% of reported net sales, respectively. In any year, it is likely that five to six significant customers (albeit not always the same customers from year to year) will account for between 3% to 60% individually and up to 90% in aggregate of our total annual revenues.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For fiscal 2012, our net sales and net loss were $33.3 million and $2.1 million, as compared to net sales of $32.3 million and net income of $2.7 million, for fiscal 2011.  Our gross margin for fiscal 2012 was 15.3% as compared to 30.7% for fiscal 2011, principally due to $2.4 million of contract losses and unplanned costs incurred on first article projects and prototyping for customers of Ranor.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for government or its agencies. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require our services and products.

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins.   In November 2010, we announced the formation of WCMC.   This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since the formation of WCMC, we have received numerous inquiries from current and potential customers for precision, large scale fabricated and machined metal components and systems in Asia.  Based on the initial interest expressed, we believe there are attractive opportunities to expand our WCMC operations. During the quarters ended September 30, 2011, December 31, 2011 and March, 2012, WCMC provided initial production volumes on a single product line and completed first article production on four other product lines. After qualifying manufacturing capacity for five product lines on behalf of four customers in China, WCMC has received production volume orders for the production of multi-crystalline, mono-crystalline and sapphire chambers in fiscal 2013. At July 13, 2012, WCMC had a backlog of $2.2 million for the production of sapphire chambers.

We believe that rising energy demands along with increasing environmental concerns are likely to continue to drive demand in the Alternative energy industry, particularly the solar, wind and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the alternative energy industries, we are uniquely qualified to deliver services in this sector. We also expect to market our services for medical device applications where customer requirements demand strict tolerances and an ability to manufacture complex heavy equipment.

Nuclear Energy

As a result of both the increased prices of oil and gas and the resulting greenhouse gas emissions, nuclear power may become an increasingly important source of energy. In January 2010, the Obama administration increased the level of government-backed debt guarantees as an incentive to support the construction of new nuclear plants in the U.S. The 2011 nuclear tragedy in Japan has bolstered demand for advanced nuclear reactor designs with passive safety systems. Over the next 10 years, 26 nuclear power plants are scheduled to be built in China, six in the United States and five in Europe (including three in the United Kingdom). Because Ranor is one of the few facilities in the United States that has the certifications required to produce the necessary components for these plants, this pipeline of new nuclear projects creates a significant opportunity. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Medical Industry

We have been exploring potential business applications focused on the medical industry. These efforts include the development and fabrication of transportation/storage solutions for radioactive isotopes and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer. In March 2012, our radioactive isotope customer received approval from the U.S. Nuclear Regulatory Commission, or NRC, to market its type B transportation containers. Now that our radioactive isotope customer has received regulatory approval we hope to receive production volume orders during the 2012 calendar year as they launch their type B transportation containers in the market.

Our proton beam therapy customer has received U.S Food and Drug Administration, or FDA, clearance on June 11, 2012 for their proton beam therapy system and we believe we are positioned to benefit from this development with new production orders as they begin marketing their regulated product.

LED Lighting/Enabled Products

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method (HEM) sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies, including our customer GTAT, are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon within the solar industry. Accordingly, we believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and Asia. In February 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement which contemplates orders being placed under the agreement from March 2012 through February 2013. As of July 11, 2012, we have received purchase orders for $2.2 million of sapphire chambers under this purchase agreement. We are also working on qualifying manufacturing capacity for other customers who also have developed engineering designs for sapphire growth chambers.

Solar Power

Historically we have participated in the multi-crystalline segment of the solar industry through the manufacturing support we have provided GTAT. Increasingly, GTAT and other companies are focusing on production innovations that will improve the production efficiency and cost competitiveness of mono-crystalline solar cells. To diversify our customer and sector concentration within the solar industry, we are in active discussions with various companies focused on enabling production equipment for mono-crystalline solar cells and believe these efforts will provide us with broader capacity and customer diversification in the future. During fiscal 2012, we completed manufacture of initial mono-crystalline furnaces for three separate customers with the goal of qualifying our production capacity in the U.S. and China for these customers and subsequent production volume orders.

During fiscal 2012, we expanded into the polysilicon field through receipt of a $4.8 million order to manufacture polysilicon reactor chambers for an existing customer. Polysilicon reactor chambers operate upstream of the solar equipment we have historically manufactured. Accordingly, this order presents an opportunity to further diversify our product portfolio within the solar sector. The initial production units covered by this order are expected to ship in fiscal 2013.

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification. During fiscal 2012, we completed a 19,500 square foot expansion of our Westminster, Massachusetts facility at a cost of $1.7 million. The building expansion was completed and placed into service in September, 2011. We also completed the installation of a new $2.4 million gantry mill machine during the year and it was placed in service during January 2012. A portion of the proceeds from December 2010 municipal bond financing were utilized to finance the building expansion and final payments on the gantry machine.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make assumptions, estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the consolidated financial statements. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. We continually evaluate our estimates, including those related to contract accounting, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual financial results of the operations could differ materially from such estimates.

Percentage-of-completion is considered the revenue recognition model that best reflects the economics for our custom contracts. As a result of the transfer of solar production chambers for Ranor’s largest customer to WCMC during fiscal 2012, Ranor’s product mix changed and included a heavy volume of prototyping and first article production. These types of projects necessitated a different type of percentage-of-completion method of accounting for revenue recognition purposes. As a result, we are accounting for these types of projects based on an inputs based method utilizing labor hours incurred on the projects to determine progress toward completion.

Revenue Recognition

We account for revenues and earnings in our business using the percentage-of-completion method of accounting. We recognize contract revenue under this method as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market.

We may combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned during the performance of the combined contracts. We may segment a single contract or group of contracts when a clear economic decision has been made during contract negotiations that would produce different rates of profitability for each element or phase of the contract.

Costs allocable to undelivered units are reported in the consolidated balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, construction changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reliably estimated. Revenues from such claims are recorded only to the extent that contract costs have been incurred. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. We have written agreements with the customers that specify contract prices and delivery terms. We recognize revenues only when the collectability is reasonably assured.

When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the ranges that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) is used.

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

As of March 31, 2012, our federal net operating loss carry-forward was approximately $1.5 million. If not utilized, the federal net operating loss carry-forward will expire in 2025. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

Net sales to our largest customer during fiscal 2012 and fiscal 2011 totaled $11.3 million and $17.8 million, respectively. At the end of fiscal 2012, our purchase order backlog was $22.4 million compared with $32.5 at March 31, 2011. Our backlog was approximately $28.9 million on July 13, 2012.

Years Ended March 31, 2012 and 2011

The following table sets forth information from our statements of operations for fiscal 2012 and fiscal 2011, in dollars and as a percentage of revenue:

	2012			2011			Changes Year Ended March 31, 2012 to 2011
(dollars in thousands)	Amount	Percent		Amount	Percent		Amount	Percent
Net sales	$33,267	100%		$32,284	100%		$983	3%
Cost of sales	28,183	85%		22,368	69%		5,815	26%
Gross profit	5,084	15%		9,916	31%		(4,832)	(49	) %
Selling, general and administrative	8,448	25%		5,171	16%		3,277	63%
(Loss) Income from operations	(3,364)	(10	) %	4,745	15%		(8,109)	(171	) %
Other income	19	--%		63	--%		(44)	(70	) %
Interest expense	(267)	(1	) %	(426)	(1	) %	159	37%
Interest income	20	--%		10	--%		10	100%
Finance costs	--	--%		(116)	(1	) %	116	100%
Total other expense, net	(228)	(1	) %	(469)	(2	) %	241	51%
(Loss) Income before income taxes	(3,592)	(11	) %	4,276	13%		(7,868)	(184	) %
Income tax (benefit) expense	(1,469)	(5	) %	1,589	5%		(3,058)	(192	) %
Net (Loss) Income	$(2,123)	(6	) %	$2,687	8%		$(4,810)	(179	) %

Net Sales

Net sales increased by $1.0 million, or 3%, to $33.3 million for fiscal 2012. Our net sales to new and existing customers in the Commercial, Nuclear and Defense and Aerospace markets increased by $5.8, $1.9 and $0.2 million, respectively, when compared to the same period one year ago. Fiscal 2012 net sales to customers in the Medical and Alternative energy markets decreased by $0.7 and $5.7 million, respectively, as market demand slowed for equipment spending when compared with sales to these markets during fiscal 2011.  WCMC contributed $4.6 million in net sales, primarily to Alternative energy customers during fiscal 2012. Sales to our largest customer during fiscal 2012 were $11.3 million compared to $17.8 million during fiscal 2011. Revenues generated from operations domiciled in the U.S. declined by $3.4 million while revenues generated outside the U.S. increased by $4.4 million as we now serve our largest customer from WCMC in China.

Cost of Sales and Gross Margin

Our cost of sales for fiscal 2012 increased by $5.8 million or 26% to $28.2 million compared with $22.4 million in fiscal 2011. Gross margins during fiscal 2012 were 15.3% compared to 30.7% for the same period in fiscal 2011. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2012 were lower due to the erosion of substantially all estimated gross profit plus $2.4 million of contract losses incurred on new first article production and prototyping at Ranor.

Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.
Selling, General and Administrative Expenses

Total operating expenses for fiscal 2012 were $8.5 million compared with $5.2 million for the year ended March 31, 2011, representing an increase of $3.3 million or 63%.  Primary drivers of the increase were higher staffing levels in the U.S. ($1.0 million) and China ($1.2 million) in support of our expansion in China and increased sales, marketing and business development efforts. Non-cash stock based compensation costs increased by $0.3 million when compared to the same period in the prior year. Other SG&A related expenses increased by $0.5 million during fiscal 2012 when compared with fiscal 2011 primarily due to business development activity and travel to and from our China operation. We also incurred $0.2 million of expense related to design and development of certain prototype production chambers.

Other Income (Expense)

The following table reflects other income (expense), interest income and interest expense for fiscal 2012 and 2011:

	2012	2011	$ Change	% Change
Other income (expense)	$38,853	$(42,931)	$81,784	NM	%
Interest expense	$(323,749)	$(425,925)	$102,176	24%
Interest expense: non-cash	$(57,973)	$--	$(57,973)	NM	%
Capitalized interest: non-cash	$114,145	$--	$114,145	NM	%

Interest expense for the period ended March 31, 2012 decreased by $102,176 or 24% versus the prior year comparable period. This reduction in interest expense is due to lower interest rates on higher average levels of debt when compared with the same prior year period. Other income for fiscal 2012 totaled $38,853 compared with other expense, net of $42,931 in fiscal 2011. Other income for fiscal 2012 consisted primarily of interest income and other expense, net in fiscal 2011 primarily included proceeds from a non-recurring sale of equipment for $62,875 and financing costs of $116,110 in connection with the purchase of the Ranor facility from a related party. Interest expense capitalized was $114,145 for the expansion project at our Westminster, Massachusetts facility. Non –cash interest expense for $57,973 reflects the current year impact of amortization of deferred loan costs.

Income Taxes

For fiscal 2012, we recorded a tax benefit of $1.5 million compared to income tax expense for federal and state of $1.6 million when compared to fiscal 2011. The tax benefit for fiscal 2012 was primarily the result of pretax losses from operations recorded at the U.S. federal and state statutory tax rates. The annual effective income tax rate for fiscal 2012 is 40.9%.

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the state income tax rates was due primarily to differences in the book versus tax basis of our property and equipment and timing differences of expenses related to compensation and losses on uncompleted projects. We will carryback fiscal 2012 net operating losses against our net taxable income for fiscal 2011 and 2010 and request a partial refund of $1.6 million of federal tax payments made during fiscal 2010 and 2011 when we file the fiscal 2012 tax return.

For fiscal 2011, we recorded tax expense of $1.6 million compared with recorded tax expense for federal and state of $0.3 million for fiscal 2010. The annual effective income tax rate for fiscal 2011 is 37.2%. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% and the state income tax rate of 6.27% was due primarily to differences in the book versus tax basis of our property and equipment, deductions for domestic production activities, investment tax credits, timing differences of expenses related to share based compensation and the expected utilization of net operating loss carryforwards.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Net (Loss) Income

As a result of the foregoing, our net loss was ($2.1) million or ($0.13) per share basic and fully diluted, respectively, for fiscal 2012, as compared to net income of $2.7 million or $0.19 per share basic and $0.12 fully diluted for fiscal 2011.

 Liquidity and Capital Resources

At March 31, 2012, we had working capital of $10.2 million as compared with working capital of $13.6 million at March 31, 2011, representing a decrease of $3.4 million or 25.2%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	March 31, 2012	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$2,823	$7,541	$(4,718)	(63)%
Accounts receivable, net	4,902	5,578	(676)	(12)%
Costs incurred on uncompleted contracts	3,910	2,854	1,056	37%
Inventory - raw materials	373	723	(350)	(48)%
Other current assets	1,486	441	1,045	237%
Income taxes receivable	1,751	122	1,629	NM %
Current deferred tax assets	1,020	462	558	121%
Accounts payable	1,361	1,093	268	25%
Accrued expenses	2,425	1,292	1,133	88%
Accrued taxes payable	160	--	160	NM %
Deferred revenues	799	382	417	109%
Current maturity of long-term debt	1,359	1,371	(12)	1%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	March 31, 2012	March 31, 2011	Change Amount
Cash flows provided by (used in):
Operating activities	$(2,647)	$1,286	$(3,933)
Investing activities	(2,682)	(1,500)	(1,182)
Financing activities	587	(1,019)	1,606
Effects of foreign exchange rates on cash	24	--	24
Net decrease in cash and cash equivalents	$(4,718)	$(1,233)	$(3,485)

Operating activities

Cash used in operations was $2.6 million for fiscal 2012 as compared with cash provided by operations of $1.3 million for the fiscal 2011, a change of $3.9 million. When compared to fiscal 2011, cash flows from operations were impacted by a swing from net income of $2.7 million to a net loss of $2.1 million in fiscal 2012. Cash used in operations during fiscal 2012 was driven by increased spending on completed projects and uncompleted projects in progress because of a heavy volume mix of manufacturing activity related to first article production and prototyping projects. We also paid $0.8 million for estimated federal and state income taxes, of which $0.6 million has been refunded in fiscal 2013. The remaining $0.2 million will be refunded when state tax returns are filed in fiscal 2013.

On August 8, 2011, an appraisal was completed on the Westminster, MA property assigning a value of $4.8 million. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded the maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, we and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000. The restricted cash account balance pledged as collateral at March 31, 2012 was $383,752.

In addition, at March 31, 2012 we were required to transfer $840,000 into a restricted cash account as additional collateral for our outstanding debt. This was a requirement for executing our Eleventh Amendment with Sovereign Bank to amend our debt covenants.

Investing activities

During the year ended March 31, 2012, we invested $2.7 million in property and equipment, primarily for the purchase of a new gantry mill machine and to expand our manufacturing facility in Westminster, MA. A bond financing arranged with the State of Massachusetts and Sovereign Bank, in December 2010 provided financing capacity to fund the purchase of the gantry mill as well as other qualifying manufacturing equipment and the 19,500 plant expansion. The bond financing also designated funds that could be utilized for the expansion of our Westminster, Massachusetts facility.

Financing activities

Net cash provided by financing activities was $0.6 million during fiscal 2012 as compared with net cash used in financing activities of $1.0 million for the same period in fiscal 2011. The primary use of cash under financing activities in fiscal 2012 related to repayments of long-term debt for $1.4 million. We also borrowed an additional $1.9 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, MA facility during fiscal 2012. During the same period in fiscal 2011, we borrowed $4.3 million and repaid $4.0 million of long-term debt in total and distributed $1.3 million to the partners of WM Realty. The borrowing capacity was $6.2 million under the new bond agreement with the Massachusetts Development Financing Agency. We used approximately $4.0 of the proceeds to repurchase land and building owned by a former consolidated Variable Interest Entity (VIE), WM Realty, and the remaining $2.2 million to finance the facility expansion and new gantry machine.

All of the above activity resulted in a net decrease in cash of $4.7 million for fiscal 2012 compared with a $1.2 million cash decrease in  fiscal 2011.

Debt Facilities

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority (or MDFA) and Sovereign Bank pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds. The Bank loaned the proceeds of such sale to us under the terms of the Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, MDFA and the Bank as Bond owner and Disbursing Agent thereunder, or the MLSA.

The proceeds from the sale of the Series A Bonds were used to finance the previously discussed Ranor facility acquisition and were also used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA. The proceeds of the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and we further guarantee our obligations to the Bank and subsequent holders of the Bonds.

We also have a revolving credit facility of up to $2 million with the Bank, or the Revolving Note. The borrowing is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. At March 31, 2012, there were no borrowings under the Revolving Note, and the maximum available under the Revolving Note was available. We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan and Security Agreement, or Loan Agreement. The maturity date was extended to January 31, 2013 under the provisions of the Eleventh Amendment to the Loan Agreement.

The secured term loan of $4 million with the Bank, or the Term Note, issued on February 24, 2006 has a term of seven years and an initial fixed interest rate of 9%. The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011. From February 28, 2011 until maturity the Term Note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis. Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013. The balance outstanding on the term note as of March 31, 2012 and 2011 was $0.6 million and $1.1 million, respectively.

In connection with the December 30, 2010 financing, we executed an Eighth Amendment to the Loan Agreement. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that 1) the ratio of earnings available to cover fixed charges, as defined, will be greater than or equal to 120%; 2) the interest coverage ratio, as defined, will equal or exceed 2:1 as of the end of each fiscal quarter; and 3) the leverage ratio, as defined, will be less than or equal to 3:1. As of December 31, 2011, we were in compliance with the leverage ratio. However we did not meet the ratio of earnings available to cover fixed charges or the interest coverage covenants.

In February 2012, we executed a Tenth Amendment and obtained a waiver of the breach of such covenants from the Bank, which waiver covers the breach that otherwise would have occurred in connection with the covenant testing for the third quarter ended December 31, 2011 and waived the fixed charge covenant at March 31, 2012.

On July 6, 2012, we executed an Eleventh Amendment and obtained a waiver for failure to comply with the Fixed Charge Coverage Ratio and the Interest Coverage Ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage covenant will remain in effect. Without the execution of the Eleventh Amendment for the applicable periods the Company would have been required to reclassify all of its long-term debt as a current liability at March 31, 2012. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. Although there will be no testing of the ratio of earnings available to cover fixed charges and the interest coverage covenant testing for the fiscal quarters ended at June 30 and September 30, 2012, the Bank will require that the Company have EBIT (earnings before interest and taxes) greater than $1 for the fiscal quarter ended September 30, 2012.  The waiver does not apply to any future covenant testing dates beyond the fiscal quarter ended December 31, 2012.

Also, the Bank will require the Company to transfer $840,000 into an interest-bearing restricted cash account as additional collateral. This amount equals the total due for the next two quarters of debt service. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to all of the financial covenants. The ratio of earnings available to cover fixed charges and the interest coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013. Under the amendment the Company shall not permit earnings available for fixed charges to be less than 125%, interest coverage to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. The Company believes that it will remain in compliance with all of the revised covenants through at least June 30, 2013.

We believe that the $2.0 million revolving credit facility that expires on January 31, 2013, all of which is available and unused at March 31, 2012, plus our current cash balance of $2.8 million, will be sufficient to enable us to satisfy our cash requirements for the foreseeable future.

We had a $3.0 million capital expenditure facility which was not renewed upon its expiration on November 30, 2009. Borrowings outstanding under this facility were converted to a note when the facility terminated. Principal and interest payments are due monthly based on a five year amortization schedule, the current rate of interest is based on LIBOR, plus 3%, and the debt matures on November 30, 2014. As of March 31, 2012, there was $490,292 outstanding under this facility.

Under our Staged Advance Facility the Bank agreed to make certain loans to us for the purpose of acquiring the gantry mill machine, which loans are secured by the gantry mill machine. The total aggregate amount of advances under the Staged Advance Facility cannot exceed the lesser of 80% of the actual purchase price of the gantry mill machine or $1.9 million. All advances provided for monthly interest only payments through February 28, 2011, and thereafter no further borrowings were permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, we are obligated to pay principal and interest sufficient to amortize the outstanding balance on a five-year schedule. On March 29, 2010 and December 31, 2010, we drew down equal amounts of $556,416 under this facility to finance the purchase of the gantry mill machine. On December 30, 2010, we paid down principal of $556,416 with proceeds from the Series B Bonds, and amended the Staged Advance Note to limit further advances at $556,416, with no further advances permitted. As of March 31, 2012, there was $445,133 outstanding under this facility.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by us. Collateral securing such notes comprises all personal property of ours, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

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

The following table sets forth information as of March 31, 2012 as to our contractual obligations:

(dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt and capital lease obligations	$7,135	$1,359	$1,511	$1,093	$3,172
Interest on long-term debt and capital leases	1,362	264	404	300	394
Purchase obligations	2,349	2,349	-	-	-
Non-cancellable operating leases	186	57	115	14	-
Total	$11,032	$4,029	$2,030	$1,407	$3,566

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 6, 2011, in connection with the selection of KPMG LLP as the independent registered public accounting firm of TechPrecision Corporation, the audit committee of the board of directors of the Company notified Tabriztchi & Co., CPA, P.C. that it had determined to dismiss Tabriztchi as the Company’s independent registered public accounting firm.

The reports of Tabriztchi on the Company’s consolidated financial statements as of and for the years ended March 31, 2011, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended March 31, 2011, and through July 6, 2011, there were no disagreements between the Company and Tabriztchi on any matter of accounting principle or practice, financial statement disclosure, or auditing scope of procedure that, if not resolved to Tabriztchi’s satisfaction, would have caused it to make reference in connection with their audit report to the subject matter of the disagreements, or “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC or the Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework established in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012 based on those criteria. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2012, which definitive proxy statement shall be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

Item 10. Directors, Executive Officers

Information relating to Item 10 will be set forth in our definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2012. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2012.

Item 11. Executive Compensation.

Information relating to Item 11 will be set forth in our definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2012. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Item 12 will be set forth in our definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2012. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to Item 13 will be set forth in our definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2012. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2012.

Item 14. Principal Accountant Fees and Services.

Information relating to Item 14 will be set forth in our definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held in 2012. Such information is incorporated herein by reference and will be filed within 120 days of March 31, 2012.

Part IV
Item 15. Exhibits.
(a)
3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant. (Exhibit 3.2 to our Form 10-SB, filed with the Commission on June 23, 2005 (File No. 000-51378) and incorporated herein by reference)
3.3
Amendment No. 1 to the Amended and Restated By-laws of the Registrant (Exhibit 3.1 to our current report on Form 8-K, filed with the Commission on September 18, 2009 and incorporated herein by reference)

3.4
Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

3.5
Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.5 to our quarterly report on Form 10-Q, filed with the Commission on November 12, 2009 and incorporated herein by reference).

4.1
Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

4.2	Guaranty of the Registrant in favor of Sovereign Bank (Exhibit 4.2 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).
4.3
First Amendment, dated January 29, 2007, to Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 99.1 to our current report on Form 8-K, filed with the Commission on February 20, 2007 and incorporated herein by reference).

4.4
Second Amendment, dated June 28, 2007 to Loan and Security Agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.5 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.5
Mortgage Security Agreement and Fixture Filing, dated as of October 4, 2006, between WM Realty Management, LLC and Amalgamated Bank (Exhibit 4.6 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.6
Mortgage Note, dated October 4, 2006, made by WM Realty Management, LLC in favor of Amalgamated Bank (Exhibit 4.7 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

4.7
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010a, dated December 30, 2010 in the original aggregate principal amount of $4,250,000 (Exhibit 4.1 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.8
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010b, dated December 30, 2010 in the original aggregate principal amount of $1,950,000 (Exhibit 4.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.9
Eighth Amendment to Loan Agreement, dated December 30, 2010, to Loan Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 10.4 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.10
Mortgage, Loan and Security Agreement, dated December 1, 2010, between Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank (Exhibit 10.5 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.11
ISDA 2002 Master Agreement, dated as of December 30, 2010, between Sovereign Bank and Ranor, Inc. (Exhibit 10.6 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.12
Bond Purchase Agreement, dated December 30, 2010, from Ranor, Inc. and Registrant to Sovereign Bank and Massachusetts Development Finance Agency (Exhibit 10.7 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

4.13	Tenth Amendment, dated February 10, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank.
4.14
Eleventh Amendment, dated July 6, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank.  (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on July 12, 2012 and incorporated herein by reference).

10.1
Preferred Stock Purchase Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.2 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.3
Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC  and the members of Ranor Acquisition LLC (Exhibit 99.3 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.4
Subscription Agreement, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock (Exhibit 99.4 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.5
Registration Rights Provisions, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock  (Exhibit 99.5 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.6
Employment Agreement, dated February 24, 2006, between the Registrant and Stanley Youtt (Exhibit 99.6 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

10.7
2006 Long-term Incentive Plan, as restated effective November 22, 2010 (Exhibit 10.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.8
Limited Guarantee, dated October 4, 2006, by Andrew Levy in favor of Amalgamated Bank (Exhibit 10.13 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.9
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated July 21, 2010, between the Registrant and James Molinaro (Exhibit 10.2 to our current report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).

10.10
Lease Agreement, dated November 17, 2010, between Center Valley Parkway Associates, L.P. and the Registrant (Exhibit 10.1 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.11
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. dated December 20, 2010 (Exhibit 10.3 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.10
Amendment, dated May 31, 2007, to the Agreement between the Company and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.11
Separation, Severance and Release Agreement, dated March 31, 2009, between the Registrant and James G. Reindl (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.12
Executive Consulting Agreement, dated March 31, 2009, between the Registrant and Louis A. Winoski (Exhibit 10.2 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.13
Employment Agreement, dated March 23, 2009, between the Registrant and Richard F. Fitzgerald (Exhibit 10.3 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.14	Employment Agreement, dated January 12, 2012, between the Registrant and Robert Francis.
10.15	Letter Agreement, dated February 8, 2012, between the Registrant and Stanley Youtt.
14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to our annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (Exhibit 21.1 to our annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1	Consent of KPMG LLP
23.2	Consent of Tabriztchi & Co., CPA, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
July 16, 2012

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

Signature	Title	Date

/s/ James S. Molinaro	Chief Executive Officer and Director	July 16, 2012
James S. Molinaro	(principal executive officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	July 16, 2012
Richard F. Fitzgerald	(principal financial and accounting officer)

/s/ Michael R. Holly	Director	July 16, 2012
Michael R. Holly

/s/ Andrew A. Levy	Director	July 16, 2012
Andrew A. Levy

/s/ Philip A. Dur	Director	July 16, 2012
Philip A. Dur

/s/ Louis A. Winoski	Director	July 16, 2012
Louis A. Winoski

/s/ Leonard M. Anthony	Director	July 16, 2012
Leonard M. Anthony

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechPrecision Corporation

We have audited the accompanying consolidated balance sheet of TechPrecision Corporation and subsidiaries (“the Company”) as of March 31, 2012, and the related consolidated statements of operation and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechPrecision Corporation and subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 16, 2012

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
Tabriztchi & Co., CPA, P.C.
Garden City, New York
June 29, 2011

7 Twelfth Street Garden City, NY 11530 ▪ Tel: 516-746-4200 ▪ Fax: 516-746-7900
Email:Info@Tabrizcpa.com ▪ www.Tabrizcpa.com

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,823,485	$7,541,000
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2012 and 2011	4,901,791	5,578,072
Costs incurred on uncompleted contracts, in excess of progress billings	3,910,026	2,853,852
Inventories- raw materials	373,544	723,400
Income taxes receivable	1,751,169	122,263
Current deferred taxes	1,020,208	462,226
Other current assets	1,486,954	441,833
Total current assets	16,267,177	17,722,646
Property, plant and equipment, net	7,395,445	3,139,692
Plant and equipment under construction	--	2,172,420
Noncurrent deferred taxes	118,005	--
Other noncurrent assets, net	270,630	181,141
Total assets	$24,051,257	$23,215,899
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,361,611	$1,093,350
Accrued expenses	2,424,695	1,291,953
Accrued taxes payable	159,987	--
Deferred revenues	799,413	382,130
Current maturity of long-term debt	1,358,933	1,371,767
Total current liabilities	6,104,639	4,139,200
Long-term debt, including capital leases	5,776,294	5,217,421
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
7,035,982 and 8,878,982 shares issued and outstanding at March 31, 2012 and 2011,
(liquidation preference of $2,005,254 and $2,530,510 at March 31, 2012 and 2011)	1,637,857	2,039,631
Common stock -par value $.0001 per share, authorized, 90,000,000 shares issued and outstanding, 17,992,177 shares at March 31, 2012 and
15,422,888 at March 31, 2011	1,799	1,543
Additional paid in capital	4,412,075	3,346,916
Accumulated other comprehensive (loss) income	(223,584)	5,905
Retained earnings	6,342,177	8,465,283
Total stockholders’ equity	12,170,324	13,859,278
Total liabilities and stockholders’ equity	$24,051,257	$23,215,899

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
	2012	2011
Net sales	$33,266,778	$32,284,235
Cost of sales	28,182,584	22,368,320
Gross profit	5,084,194	9,915,915
Selling, general and administrative	8,447,794	5,171,190
(Loss) income from operations	(3,363,600)	4,744,725
Other income	18,818	62,720
Interest expense	(267,577)	(425,925)
Interest income	20,035	10,459
Finance costs	--	(116,110)
Total other expense, net	(228,724)	(468,856)
(Loss) income before income taxes	(3,592,324)	4,275,869
Income tax (benefit) expense	(1,469,218)	1,588,890
Net (loss) income	$(2,123,106)	$2,686,979
Other comprehensive (loss) income, before tax:
Change in unrealized (loss) gain on cash flow hedges	(384,689)	9,177
Foreign currency translation adjustments	3,385	422
Other comprehensive (loss) income, before tax	(381,304)	9,599
Net tax expense of other comprehensive (loss) income items	151,815	3,694
Comprehensive (loss) income	$(2,352,595)	$2,692,884
Net (loss) income per share (basic)	$(0.13)	$0.19
Net (loss) income per share (diluted)	$(0.13)	$0.12
Weighted average number of shares outstanding (basic)	16,738,213	14,489,932
Weighted average number of shares outstanding (diluted)	16,738,213	22,896,251

The accompanying notes are an integral part of the financial statements.

 TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Outstanding	Preferred Stock	Warrants Outstanding	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2010	9,661,482	$2,210,216	112,500	14,230,846	$1,424	$2,903,699	$--	$6,964,172	$12,079,511

Distribution to WM Realty						(140,296)		(1,185,868)	(1,326,164)
Warrants issued			100,000			51,429			51,429
Warrants expired			(112,500)						--
Stock based compensation						249,346			249,346
Stock options exercised				169,166	17	48,733			48,750
Excess tax benefit from exercise of stock options						63,522			63,522
Conversion of preferred stock	(782,500)	(170,585)		1,022,876	102	170,483			--
Net Income								2,686,979	2,686,979
Other comprehensive income, net of tax expense ($3,694)							5,905		5,905
Balance 3/31/2011	8,878,982	$2,039,631	100,000	15,422,888	$1,543	$3,346,916	$5,905	$8,465,283	$13,859,278
Share based compensation						622,245			622,245
Stock options exercised				160,130	16	41,380			41,396

Conversion of preferred stock	(1,843,000)	(401,774)		2,409,159	240	401,534			--
Net Loss								(2,123,106)	(2,123,106)
Other comprehensive loss, net of tax benefit ($148,120)							(229,489)		(229,489)
Balance 3/31/2012	7,035,982	$1,637,857	100,000	17,992,177	$1,799	$4,412,075	$(223,584)	$6,342,177	$12,170,324

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,123,106)	$2,686,979
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	681,434	372,758
Stock based compensation expense	622,245	300,776
Deferred income taxes	(524,173)	(158,717)
Gain on sale of equipment	--	(62,875)
Provision for contract losses	887,458	333,944
Write off deferred loan costs	--	68,188
Changes in operating assets and liabilities:
Accounts receivable	683,394	(2,884,681)
Costs incurred on uncompleted contracts, in excess of progress billings	(1,056,174)	(104,004)
Inventories – raw materials	351,236	(423,997)
Other current assets	(1,043,732)	(276,076)
Taxes receivable	(1,628,720)	122,198
Other noncurrent assets	(171,252)	--
Accounts payable	237,046	648,615
Accrued expenses	(139,844)	337,409
Accrued taxes payable	159,987	--
Deferred revenues	417,283	325,755
Net cash (used in) provided by operating activities	(2,646,918)	1,286,272

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,682,341)	(1,560,270)
Proceeds from sale of equipment	--	60,000
Net cash used in investing activities	(2,682,341)	(1,500,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution of WMR equity	--	(1,326,162)
Proceeds from exercised stock options	41,396	48,751
Tax benefit from share based compensation	--	63,521
Deferred loan costs	--	(171,212)
Repayment of long-term debt	(1,372,637)	(3,956,371)
Borrowings of long-term debt	1,918,676	4,322,248
Net cash provided by (used in) financing activities	587,435	(1,019,225)
Effect of exchange rate on cash and cash equivalents	24,309	--
Net decrease in cash and cash equivalents	(4,717,515)	(1,233,223)
Cash and cash equivalents, beginning of period	7,541,000	8,774,223
Cash and cash equivalents, end of period	$2,823,485	$7,541,000

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized of $114,145 in 2012	$208,220	$425,925
Income taxes	$764,306	$1,590,126

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2012

In connection with shareholder transactions during Fiscal 2012, Series A Convertible Preferred Stock of 1,843,000 shares were converted into 2,409,159 shares of common stock.

The Company recorded a liability of $384,689 to reflect the fair value of interest rate swap contracts in connection with a tax-exempt bond financing transaction.

The Company placed $2.1 million of plant and equipment classified as construction in progress as of March 31, 2011 into service during the year ended March 31, 2012.

There were 44,865 stock options exercised as broker assisted cashless transactions during the fiscal 2012 period.

Year Ended March 31, 2011

In connection with shareholder transactions during fiscal 2011 and March 7, 2011, Series A Convertible Preferred Stock of 782,500  shares were converted into 1,022,876 shares of common stock, respectively.

On February 15, 2011, the Company issued an additional 100,000 warrants to acquire common stock at a price of $1.65/share. The warrants were issued to a consultant for services performed and had a fair value of $51,428.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (TechPrecision) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc. (Ranor), a Delaware corporation. On November 4, 2010 TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd. (WCMC), to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

The Company manufactures large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

The formation of WCMC was made in consultation with one of our largest customers in the Solar Energy industry, and was based on the forecasted significant growth in demand for solar and nuclear energy components in Asia, and especially in China. During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities, and production began during the fourth quarter of fiscal 2011, with initial production units shipped to a large solar customer on March 31, 2011. Accordingly, the results of this wholly owned subsidiary are included in the consolidated financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. A variable interest entity (VIE), WM Realty, was included in the fiscal 2011 financial statements. WM Realty no longer has ongoing transactional involvement with the Company, and the entity has substantially liquidated its assets following the December 20, 2010 real estate sale to the Company. Accordingly, we do not consolidate WM Realty in periods subsequent to March 31, 2011. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to accounts receivable, contract accounting, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Reclassifications

Certain prior year balances including the notes thereto have been reclassified to conform to the current year presentation.

In the prior year, costs incurred on uncompleted contracts, in excess of progress billings was reflected net of $333,994 of provision for contract losses. In order to conform to the current year presentation, prior year costs incurred on uncompleted contracts, in excess of progress billings and accrued expenses on the consolidated balance sheet, provision for contract losses and costs incurred on uncompleted contracts, in excess of progress billings on the consolidated statement of cash flows, and Notes 4 and 7 have been adjusted to conform to the current year presentation. In addition, the prior year net operating loss carry-forward and the valuation allowance in Note 9 have been reduced by $193,209 to reflect the impact of state operating loss carry forwards that had previously expired.

Fair Value Measurements

We account for fair value of financial instruments under the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (ASC) authoritative guidance which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation.

In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. The Company’s China subsidiary also maintains a bank account in a large national Bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with the large national China-based bank was $692,524 and $350,357 at March 31, 2012 and 2011, respectively.

Foreign currency translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currency of the Company’s China subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the U.S. are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was bad debt expense of $0 for the years ended March 31, 2012 and 2011.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included under depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years.

Interest is capitalized for assets that are constructed or otherwise produced for the Company’s own use, including assets constructed or produced for the Company by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. The Company uses the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $114,145 and $0 in fiscal 2012 and 2011, respectively.

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), the Company's property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the years ended March 31, 2012 and 2011.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2016 and provide for renewal options ranging from three months to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At March 31, 2012, the Company had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in Shareholders’ equity (as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

The Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions.

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires, is sold, terminated, or exercised, or management determines to remove the designation of a cash flow hedge. See Note 8 for additional disclosure related to interest rate swaps.

Convertible Preferred Stock and Warrants

The Company measures the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance. The Company has determined that the convertible preferred shares and warrants issued are equity instruments. The holders of the Series A Convertible Preferred Stock have no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

The Company’s warrants were excluded from derivative accounting because they were indexed to the Company’s unregistered common stock and are classified in stockholders’ equity. The majority of the warrants were exchanged for preferred stock on August 14, 2009. The remaining 112,500 warrants expired on September 1, 2010. On February 15, 2011, the Company issued an additional 100,000 warrants to acquire common stock at an exercise price of $1.65/share. The warrants had a fair value of $51,428.

Research and Development

The Company charges research and development costs associated with the design and development of new products to expense when incurred. In fiscal 2012, we recorded $266,177 of expense in connection with the design, and development of certain pre-production prototypes and models under Selling, General and Administrative expense.

Selling, General, and Administrative

Selling, general and administrative expenses include items such as executive compensation, business travel and advertising costs. Compensation and related expenses amounted to $3.4 million and $2.4 million in fiscal 2012 and 2011, respectively. Advertising costs are expensed as incurred. Other general and administrative expenses include items for the Company’s administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services.

Stock Based Compensation

Stock based compensation represents the cost related to stock based awards granted to the Board of Directors and employees. The Company measures stock based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in (loss) income from operations amounted to $622,245 and $300,776 for the fiscal years ended 2012 and 2011, respectively. See Note 13 for additional disclosures related to stock based compensation.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, stock options and warrants calculated using the treasury stock method. See Note 13 for additional disclosures related to stock based compensation.

Revenue Recognition

We account for revenues and earnings using the percentage-of-completion method of accounting. Under this method, we recognize contract revenue and gross profit as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials.

We may combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned during the performance of the combined contracts.

Costs allocable to undelivered units are reported in the consolidated balance sheet as costs incurred on uncompleted contracts. Amounts in excess of agreed upon contract price for customer directed changes, construction changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reliably estimated. Revenues from such claims are recorded only to the extent that contract costs relating to the claim have been incurred. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable.

When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the ranges that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) is used.

In some situations, it may be impractical for us to estimate either specific amounts or ranges of contract revenues and costs. However, if we can at least determine that we will not incur a loss, a zero profit model is adopted. The zero profit model results in the recognition of an equal amount of revenues and costs. This method is only used if more precise estimates cannot be made and its use is discontinued when such estimates are obtainable. When we obtain more precise estimates, the change is treated as a change in an accounting estimate.

Income Taxes

In accordance with ASC No. 740, Income Taxes (ASC 740), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Variable Interest Entity (VIE)

Conforming to the authoritative FASB guidance for VIEs, under ASC 810 (see Note 10 for more information about the VIE), the Company consolidated WM Realty through March 31, 2011, a VIE which entered into a building sale and leaseback contract with the Company in 2006. The Company repurchased the building and land from the VIE in December 2010. The creditors of WM Realty do not have recourse to the general credit of TechPrecision or Ranor. On December 20, 2010, the Company purchased the property under a purchase option within the lease from WM Realty and simultaneously cancelled the lease.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The ASU is intended to increase the prominence of other comprehensive income in the financial statements. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: 1) a single statement presenting the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income, and 2) in a two-statement approach, presenting the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.

Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which deferred certain provisions of ASU 2011-05. Under ASU 2011-12, the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred pending further deliberation by the FASB. The new guidance within ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted and full retrospective application required. The Company has elected to early adopt the new guidance effective March 31, 2012.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following as of March 31:
	2012	2011
Land	$110,113	$110,113
Building and improvements	3,345,662	1,508,966
Machinery equipment, furniture and fixtures	8,102,700	5,088,422
Equipment under capital leases	56,242	56,242
Total property, plant and equipment	11,614,717	6,763,743
Less: accumulated depreciation	(4,219,272)	(3,624,051)
Total property, plant and equipment, net	$7,395,445	$3,139,692

Depreciation expense for the years ended March 31, 2012 and 2011 was $601,866 and $363,847, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:
	2012	2011
Cost incurred on uncompleted contracts, beginning balance	$7,958,153	$5,149,663
Total cost incurred on contracts during the year	31,104,174	25,176,810
Less cost of sales, during the year	(28,182,584)	(22,368,320)
Cost incurred on uncompleted contracts, ending balance	$10,879,743	$7,958,153

Billings on uncompleted contracts, beginning balance	$5,104,301	$2,399,815
Plus: Total billings incurred on contracts, during the year	35,132,194	34,988,721
Less: Contracts recognized as revenue, during the year	(33,266,778)	(32,284,235)
Billings on uncompleted contracts, ending balance	$6,969,717	$5,104,301

Cost incurred on uncompleted contracts, ending balance	$10,879,743	$7,958,153
Billings on uncompleted contracts, ending balance	(6,969,717)	(5,104,301)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,910,026	$2,853,852

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable.
As of March 31, 2012 and 2011, the Company had deferred revenues totaling $799,413 and $382,130, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   The Company records provisions for losses within costs of sales in its consolidated statement of operations and comprehensive (loss) income. The Company also receives advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets included the following as of March 31:
	2012	2011
Payments advanced to suppliers	$77,000	$285,187
Prepaid insurance	220,496	139,838
Collateral deposits (see Note 8)	1,052,500	--
Other	136,958	16,808
Total	$1,486,954	$441,833

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:
	2012	2011
Collateral deposit (see Note 8)	$171,252	$--
Deferred loan costs, net of amortization	99,378	181,141
Total	$270,630	$181,141

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:
	2012	2011
Accrued compensation	$970,088	$886,748
Interest rate swaps market value	375,512	--
Provision for contract losses	887,458	333,944
Other	191,637	71,261
Total	$2,424,695	$1,291,953

NOTE 8 – LONG-TERM DEBT

The following debt obligations were outstanding as of March 31:	2012	2011
Sovereign Bank Secured Term Note due March, 2013	$571,429	$1,142,857
Sovereign Bank Capital expenditure note due November 2014	490,292	674,151
Sovereign Bank Staged advance note due March 2016	445,133	556,416
MDFA Series A Bonds due January 2021	4,002,083	3,663,991
MDFA Series B Bonds due January 2018	1,624,999	535,488
Obligations under capital leases	1,291	16,285
Total long-term debt	7,135,227	6,589,188
Principal payments due within one year	(1,358,933)	(1,371,767)
Principal payments due after one year	$5,776,294	$5,217,421

On February 24, 2006, the Company entered into a loan and security agreement (“Loan Agreement”) with Sovereign Bank (the “Bank”), which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided the Company with a secured term loan of $4,000,000 (“Term Note”) and a revolving line of credit of up to $2,000,000 (“Revolving Note”). On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 (“Capital Expenditure Note”). On March 29, 2010, the Bank agreed to extend to the Company a loan facility (“Staged Advance Note”) in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority (“MDFA”), pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (“Series A Bonds”) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (“Series B Bonds”) (together with the Series A Bonds, the “Bonds”). The proceeds of such sales were loaded to the Company under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bond owner and Disbursing Agent) (the “MLSA”).

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement (“Eighth Amendment”). The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA. Under the MLSA and the Eighth Amendment, the Company was required to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; and that the Company’s leverage ratio will be less than or equal to 3:1.

At December 31, 2011, we were in compliance with the leverage ratio. However, we did not meet the ratio of earnings available to cover fixed charges or the interest coverage ratio covenants. In February 2012, the Company executed a Tenth Amendment and obtained a waiver of the breach of such covenants from the Bank, which waiver covered the breach that otherwise would have occurred in connection with the covenant testing for the third quarter ended December 31, 2011 and waived the ratio of earnings available to cover fixed charges covenant at March 31, 2012. This waiver did not apply to any future covenant testing dates.

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended  June 30, 2012 and September 30, 2012. The leverage ratio covenant will remain in effect. Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability at March 31, 2012. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. Although there will be no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank will require that the Company have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. In addition, the Bank required the Company to transfer $840,000 into a restricted cash account as additional collateral. This amount equals the total of principal and interest due for the next two quarters of debt service. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to all of the financial covenants. The ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013. Under the Eleventh Amendment the Company shall not permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. The Company believes that it will remain in compliance with all of the revised covenants through at least June 30, 2013.

In connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit is included in other current assets at March 31, 2012.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011 the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance will be amortized down at the current monthly debt principal amount of $17,708. At March 31, 2012, the cash is classified as a collateral deposit in other current and noncurrent assets of $212,500 and $171,252, respectively.

In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by the Company. Collateral securing such notes comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5% (4.75% at March 31, 2012 and 2011, respectively), payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857, plus interest, with a final payment due on March 1, 2013. There was $571,429 and $1,142,857 outstanding under this facility at March 31, 2012 and March 31, 2011, respectively.

MDFA Series A and B Bonds

On December 30, 2010, the Company and Ranor completed a $6,200,000 tax exempt bond financing with the MDFA pursuant to which the MDFA sold to Sovereign Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000 (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000 (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of the MLSA, dated as of December 1, 2010, by and among the Company, Ranor, MDFA and Sovereign Bank.

The proceeds from the sale of the Series A Bonds were used to finance the previously disclosed Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility located at Bella Drive in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, Ranor’s obligations to Sovereign Bank and subsequent holders of the Bonds.

The initial rate of interest on the Series A and B bonds was 1.96% for a period from the bond date to and including January 31, 2011, and the interest rate thereafter is 65% times the sum of 275 basis points plus one-month LIBOR. The Company is required to make monthly payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA. The interest rates on the Series A and B bonds was 1.95% and 1.96% at March 31, 2012 and 2011, respectively.

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010 (“ISDA Master Agreement”), pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair-value interest rate swaps totaled $5.6 and $6.1 million at March 31, 2012 and March 31, 2011, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on the Company’s consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

The Company and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment to the Loan Agreement. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note is limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of March 31, 2012 and 2011.  As of March 31, 2012, $2.0 million was available for us to borrow. The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000.  On November 30, 2009, the Company elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3% (3.75% at March 31, 2012 and 2011).  Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014. There was $490,292 and $674,151 outstanding under this facility at March 31, 2012 and March 31, 2011, respectively.

Staged Advance Note:

The Bank made certain loans to the Company limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provide for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4% (4.5% at March 31, 2012 and 2011). Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.
On March 29 and September 29, 2010, Ranor drew down equal amounts of $556,416 under this facility to finance the initial deposit on the purchase of the gantry mill machine. On December 30, 2010 the Company paid down $556,416 of principal with the proceeds from the Series B Bonds and amended the term loan agreement with Sovereign Bank to cap advances at $556,416, with no further advances permitted. There was $445,133 and $556,416 outstanding under this facility at March 31, 2012 and 2011, respectively. TechPrecision has guaranteed the payment and performance from and by Ranor.

Capital Lease:

The Company also leases certain office equipment under a non-cancelable capital lease. This lease will expire in April 2012.  Lease payments for principal and interest on capital lease obligations for the year ended March 31, 2012 totaled $15,564 and the amount of the lease recorded in property, plant and equipment, net was $0 and $14,061 as of March 31, 2012 and 2011, respectively.

At March 31, 2012, the maturities of the long-term debt were as follows:
Year ending March 31,
2013	$1,358,933
2014	786,214
2015	724,928
2016	602,355
2017	491,071
Due after 2017	3,171,726
Total	$7,135,227

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects (loss) income from continuing operations by location, the (benefit) provision for income taxes and the effective tax rate for fiscal 2012 and 2011:
	2012	2011
U.S. operations	$(3,554,842)	$4,275,869
Foreign operations	(37,482)	--
(Loss) income from operations before tax	(3,592,324)	4,275,869
Income tax (benefit) provision	(1,469,218)	1,588,890
Net (Loss) income	$(2,123,106)	$2,686,979
Effective tax rate	(41)%	37%

The (benefit) provision for income taxes consists of the following as of March 31:

Current	2012	2011
Federal	$(1,072,138)	$1,435,673
State	--	311,934
Foreign	127,093	--
Total current	(945,045)	1,747,607
Deferred
Federal	35,423	(126,060)
State	(423,133)	(32,657)
Foreign	(136,463)	--
Total deferred	(524,173)	(158,717)
Income tax (benefit) provision	$(1,469,218)	$1,588,890

A reconciliation between income taxes computed at the federal statutory rate for fiscal years ended March 31, 2012 and 2011 to the effective income tax rates applied to the net (loss) income reported in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) is presented as follows:

	2012	2011
Federal statutory income tax rate	(34)%	34%
State income tax, net of federal benefit	(13)%	6%
Deduction for domestic production	-%	(3)%
Change in valuation allowance	2%	2%
Stock based compensation	3%	-%
Other	1%	(2)%
Effective income tax rate	(41)%	37%

The following table summarizes the components of deferred income tax assets and liabilities are as follows:

Current Deferred Tax Assets:	2012	2011
Compensation	$311,003	$284,748
Allowance for doubtful accounts	9,865	9,960
Loss on uncompleted contracts	350,058	132,285
Net operating loss carry-forward	63,040	--
Interest rate swaps	148,120	--
Other liabilities not currently deductible	198,896	--
Valuation allowance	(60,774)	--
Total Current Deferred Tax Asset	$1,020,208	$426,993
Noncurrent Deferred Tax Asset (Liability):
Share based compensation awards	302,201	158,203
Net operating loss carry-forward	956,921	526,009
Valuation allowance	(371,807)	(160,799)
Total Noncurrent Deferred Tax Assets	$887,315	$523,413
Accelerated depreciation	(769,310)	(488,181)
Net Noncurrent Deferred Tax Asset	$118,005	$35,232
Net Deferred Tax Asset	$1,138,213	$462,225

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has determined that it is more likely than not that certain future tax benefits may not be realized.  Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards.  A change in the estimates used to make this determination could require a reduction in deferred tax assets if they are no longer considered realizable.

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2012

	Amount	Expiration
Federal net operating losses	$1,549,543	2025
Federal alternative minimum tax credits	$32,894	Indefinite
State net operating losses	$7,500,156	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards on a yearly basis. The Company experienced an ownership change in connection with the acquisition of Ranor. Accordingly, the Company’s ability to utilize the aforementioned carryforwards is limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

The following table provides a reconciliation of the Company’s unrecognized tax benefits as of March 31, 2012:

2012
Unrecognized tax benefits at March 31, 2011	$--
Increases (decreases) based on tax positions related to 2012	--
Increases (decreases) based on tax positions prior to 2012	16
Decreases from expiration of statute of limitations	--
Unrecognized tax benefits at March 31, 2012	$(16)

The Company has recognized $1,104 in interest expense related to uncertain tax positions in the tax provision (benefit) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). The Company has not accrued any penalties with respect to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2008 and forward remain open for examination.  The Company recognizes interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in its Consolidated Statements of Operations.

NOTE 10- RELATED PARTY TRANSACTIONS

On February 24, 2006, WM Realty borrowed $3,300,000 from Amalgamated Bank to finance the purchase of Ranor’s real property and pursuant to a lease agreement leased the property back to Ranor. WM Realty was formed solely for this purpose and its partners who were stockholders of the Company. The Company considered WM Realty a variable interest entity (VIE) as defined by the FASB, and included the VIE in the Company’s consolidated financial statements through the year ended March 31, 2011.

On December 20, 2010, the Company, through its wholly-owned subsidiary, Ranor, purchased the property located in Westminster, MA pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by one of the Company’s directors), and Ranor. This transaction terminated the relationship between the Company and the VIE, WM Realty. As such, WM Realty was not included in the Company’s consolidated financial statements after March 31, 2011.

The property included a 125,000 sq. ft. manufacturing facility recently expanded to 145,000 sq. ft. that serves as Ranor’s primary operating location.  Pursuant to the Purchase Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase Agreement.  In addition, the Purchase Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000. For the year ended March 31, 2011, WM Realty had a net loss of $36,206 and made capital distributions of $1.3 million.

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International (“CSI”) to serve as its primary corporate offices in Wuxi, China. The lease has an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by the Company personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 18% fully diluted equity interest in CSI, also  holds an approximate 36% fully diluted equity interest in the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. The Company paid $1.7 million to CSI for materials and manufacturing services in fiscal 2012.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $24,230 and $23,750 for the years ended March 31, 2012 and 2011, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 9,197,436 and 11,606,605 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2012 and 2011, respectively.

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

During the fiscal year ended March 31, 2012 and 2011, 1,843,000 and 782,500 shares of Series A Convertible Preferred Stock were converted into 2,409,159 and 1,022,876 shares of common stock, respectively. The Company had 7,035,982 and 8,878,982 shares of Series A Convertible Preferred Stock outstanding at March 31, 2012 and 2011, respectively.

Common Stock Purchase Warrants

On February 15, 2011, the Company entered into a contract with a third party pursuant to which the Company issued two-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 0.30%, volatility of 79%, a term of one year, and the price of the common stock on February 15, 2011 of $1.65 per share, the value of the warrant was calculated at $0.51 per share issuable upon exercise of the warrant, or a total of $51,428. Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. At March 31, 2012 and 2011, there were 100,000 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at March 31, 2012 and 2011.  The Company had 17,992,177 shares of common stock outstanding at March 31, 2012, and 15,422,888 shares of common stock outstanding at March 31, 2011.

In fiscal 2012, the Company issued 160,130 shares of common stock in connection with the exercise of stock options and 2,409,159 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

In fiscal 2011, the Company issued 169,166 shares of common stock in connection with the exercise of stock options and 1,022,876 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan (the “Plan”) covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and the shareholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options.

Pursuant to the Plan, each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1st of each year following the third anniversary of the date of his or her first election.

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

Also, during fiscal 2011, the Company granted stock options to employees to purchase 155,000 shares of common stock at exercise prices ranging from $1.22 - $1.70 per share or the fair market value on the grant date. The options will vest in three cumulative annual installments over three years on the grant date anniversary.

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

On July 21, 2011, the Company granted stock options to an employee to purchase 20,000 shares of common stock at an exercise price of $1.65 per share, the fair market value on the date of grant. The options vested immediately on the grant date.

On August 29, 2011, the Company granted stock options to certain employees to purchase 30,000 shares of common stock at an exercise price of $1.45 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. The Company uses the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the periods presented ranged from 80% to 112% for volatility, a risk free interest rate of 0.92% to 2.09%, and expected term of approximately six years. At March 31, 2012, 403,840 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2010	850,827	$0.558
Granted	1,365,000	$0.794
Exercised	(169,166)	$0.285	$ 204,341
Outstanding at 3/31/2011	2,046,661	$0.738	$1,969,075	7.05
Granted	647,000	$1.916
Forfeited	(73,000)	$1.662
Exercised	(204,995)	$0.385	$138,238
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Vested or expected to vest 3/31/2012	2,415,666	$1.040	$107,375	7.71
Exercisable at 3/31/2012	926,667	$0.627	$69,041	4.61

At March 31, 2012 there was $968,867 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the year was $877,137.

The following is a summary of the status of the Company’s stock options outstanding but not vested for the year ended March 31, 2012 and 2011:

	Number of Options	Weighted Average
Outstanding at 3/31/2010	299,500	$0.718
Granted	1,365,000	$0.794
Vested	(224,500)	$0.808
Outstanding at 3/31/2011	1,440,000	$0.783
Granted	647,000	$1.916
Forfeited	(83,000)	$1.960
Vested	(515,000)	$0.798
Outstanding at 3/31/2012	1,489,000	$1.205

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At March 31, 2012, there were accounts receivable balances outstanding from four customers comprising 59% of the total receivables balance; the largest balance from a single customer represented 24% of our receivables balance, while the smallest balance from a single customer making up this group was 6%.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2012		March 31, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$1,160,957	24%	$455,337	7%
B	$726,908	15%	$--	--%
C	$322,828	6%	$624,765	10%
D	$561,927	11%	$3,563,951	54%

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the fiscal year ended:

	March 31, 2012		March 31, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$11,307,100	34%	$17,762,747	54%
B	$3,388,386	10%	$1,816,597	6%
C	$2,981,044	9%	$4,876,435	15%

 NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining.

A significant amount of our operations, assets and customers are located in the United States. During the third quarter of fiscal 2011, we commenced organizational and start-up activities at WCMC, our wholly owned subsidiary in China, and commenced operations in the fourth quarter of fiscal 2011. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	2012	2011	2012	2011
United States	$28,693,327	$32,135,344	$7,363,002	$3,139,692
China	$4,573,451	$148,891	$32,443	$--

NOTE 16 – COMMITMENTS

Leases

On December 20, 2010, the Company, through its wholly-owned subsidiary, Ranor, Inc., purchased the property in Westminster, Massachusetts pursuant to a Purchase and Sale Agreement, by and among the former owner of the property WM Realty (an entity controlled by the Company’s director, Andrew Levy), and Ranor. On the same date, the Company cancelled its lease with WM Realty.

The property included a 125,000 sq. ft. manufacturing facility that serves as Ranor’s primary operating location.  Pursuant to the Purchase Agreement, Ranor paid WM Realty $4,275,000 for the property, which price was based on independent, third-party real estate appraisals obtained by the Company.  Under the Purchase Agreement, the parties agreed to share equally in the $91,448 prepayment penalty associated with early termination of the mortgage that encumbered the property and which was paid off in full in connection with the closing under the Purchase Agreement.  In addition, the Purchase Agreement provided for the early termination of Ranor’s lease of the property from WM Realty, pursuant to which Ranor had been paying annual rent of $450,000.

Ranor, Inc. had leased its manufacturing, warehouse and office facilities in Westminster, Massachusetts from WM Realty, a variable interest entity, for a term of 15 years, commencing February 24, 2006. For the year ended on March 31, 2011 the Company’s rent expense was $324,194. Since the Company consolidated the operations of WM Realty, a variable interest entity, in fiscal 2011, the rental expense was eliminated in the consolidated financial statements, and the building was carried at cost and depreciation expensed.

On November 17, 2010, the Company entered into a lease agreement to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as the Company’s corporate headquarters.  The Company took possession of the office space on April 1, 2011.  Under the Lease, the Company’s payment obligations were deferred until the fifth month after it takes possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, the Company will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. The Company may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property. At March 31, 2012 we recorded a liability for deferred rent of $17,880 reflecting the difference between the expense recorded in the consolidated statement of operations and comprehensive income (loss) the monthly rent cash payments paid to the lessor.

On November 15, 2010 and June 15, 2011, the Company entered into certain leases for approximately 1,000 sq. ft. of office space in Wuxi, China. The annual rental cost is approximately $27,000 and the leases expire on November 14, 2012. We also lease apartment space for certain expatriate employees who live and work in China. The annual rental cost is approximately $42,000 and the leases expire on various dates during fiscal 2013.

Rent expense for all operating leases for the fiscal years ended March 31, 2012 and 2011 was $131,090 and $90,030, respectively.

Future minimum lease payments required under non-cancellable operating leases in the aggregate, at March 31, 2012, totaled $186,412. The totals for each annual period ended on March 31 were: 2013- $57,360, 2014- $57,360, 2015- $57,358 and 2016- $14,334.

As of March 31, 2012, the Company had $2.3 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase raw materials and supplies at fixed prices.

Employment Agreements

The Company has employment agreements with its executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at March 31, 2012 for future salaries during the next fiscal year 2013, excluding bonuses, was approximately $985,000.

Severance Agreement

On February 8, 2012 the Company’s President and General Manager for its Ranor operation in the U.S. retired. In connection with the above event, the Company was required to provide severance and certain post-employment benefits. As such, the Company has recorded a charge of $226,945 associated with this event. The entire balance remains outstanding at March 31, 2012, and is included in accrued expenses on the consolidated balance sheet.

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

	March 31, 2012	March 31, 2011
Basic EPS
Net (loss) income	$(2,123,106)	$2,686,979
Weighted average shares	16,738,213	14,489,932
Basic (loss) income per share	$(0.13)	$0.19
Diluted EPS
Net (loss) income	$(2,123,106)	$2,686,979
Dilutive effect of convertible preferred stock, warrants and stock options	--	8,406,319
Diluted weighted average shares	16,738,213	22,896,251
Diluted (loss) income per share	$(0.13)	$0.12

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the period ended March 31, 2012 and 2011, there were 7,289,854 and 402,500 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 19 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2012 and 2011. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (b)
Year ended March 31, 2012
Net sales	$9,176	$7,147	$10,864	$6,079
Gross profit	$2,426	$1,915	$740	$2
Net income (loss)	$381	$(88)	$(1,148)	$(1,268)
Basic income (loss) per share	$0.02	$(0.01)	$(0.07)	$(0.07)
Diluted income (loss) per share	$0.01	$(0.01)	$(0.07)	$(0.07)

Year ended March 31, 2011
Net sales	$6,154	$8,381	$9,670	$8,079
Gross profit	$2,316	$2,585	$2,856	$2,159
Net income	$819	$856	$829	$183
Basic income per share	$0.06	$0.06	$0.06	$0.01
Diluted income per share	$0.04	$0.04	$0.04	$0.00

(a)(b) Net Loss for Fiscal 2012 in the third and fourth quarters include contract losses of $518,792 and $1,558,421, respectively. These contract losses increased cost of goods sold and lowered gross profit for the periods.

NOTE 20 – SUBSEQUENT EVENTS

In connection with a shareholder transaction in May 2012, Series A Convertible Preferred Stock of 482,984 shares were converted into 631,352 shares of common stock.

On April 30, 2012 the Company received $553,071 representing a refund of estimated federal tax payments made during the first two quarters of fiscal 2012.

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirement related to the ratio of earnings available to cover fixed charges and the interest coverage ratio covenants for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant will remain in effect. Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability at March 31, 2012. Although there will be no testing of the covenants to comply with the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing at June 30 and September 30, 2012, the Bank will require that the Company have EBIT greater than $1 for the fiscal quarter ended September 30, 2012. Additionally, the Bank required the Company to transfer $840,000 into a restricted cash account as additional collateral. This amount equals the total due for the next two quarters of debt service. This collateral will be released back to the Company upon successful compliance with all debt covenant tests. The ratio of earnings available to cover fixed charges and the interest coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013. Under the Eleventh Amendment the Company shall not permit earnings available for fixed charges to be less than 125%, interest coverage to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. The Company believes that it will remain in compliance with all of the revised covenants through at least June 30, 2013.

Exhibit Index.

Exhibit Number	Description of Document
3.2	Amended and Restated By-laws of the Registrant.
4.13	Tenth Amendment, dated February 10, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank
10.14	Employment Agreement, dated January 12, 2012, between the Registrant and Robert Francis.
10.15	Letter Agreement, dated February 8, 2012, between the Registrant and Stanley Youtt.
23.1	Consent of KPMG, LLP
23.2	Consent of Tabriztchi & Co., CPA, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002