Form 10-K/A
period 2012-03-31
TECHPRECISION CORP
filed 2012-07-30
CIK 1328792

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2012 is 18,904,570.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 to amend and restate Items 10 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders for 2012.  In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications.  The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on July 17, 2012 (as amended by Amendment No. 1 to our Annual Report on Form 10-K filed on the same day) remains unchanged.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers.

Name	Age	Position
Louis A. Winoski	54	Director and former Interim Chief Executive Officer
James S. Molinaro	50	Director and Chief Executive Officer
Michael R. Holly (1)(2)	66	Director
Andrew A. Levy	65	Director
Philip A. Dur (1)(2)(3)	68	Director
Leonard M. Anthony (1)(2)	58	Director
Richard F. Fitzgerald	48	Chief Financial Officer
Robert Francis	54	President and General Manager of Ranor, Inc.

(1)	Member of the audit committee (the “Audit Committee”).
(2) (3)	Member of the compensation committee (the “Compensation Committees”). Chairman of the Board

Philip A. Dur, has been a member of our board of directors since October 2009 and currently serves as the Chairman of TechPrecision’s Board of Directors. Mr. Dur currently serves on the board of directors at Kennametal, Inc. From October 2001 until his retirement in December 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation, a global defense/aerospace company, and President, Northrop Grumman Ship Systems Sector. Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco Inc. and Tenneco Automotive. Prior to his private sector experience, Mr. Dur served in the United States Navy, attaining the rank of Rear Admiral. Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division. Mr. Dur holds a Ph.D. in Political Economy and Government and a master’s in Public Administration from Harvard University, as well as master and undergraduate degrees from the University of Notre Dame.

Mr. Dur’s significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to our strategic and industry-related decision-making, as well as to discussions of our management and corporate governance.

Leonard M. Anthony, has been a member of our board of directors since September 2010 and currently chairs the Compensation Committee of TechPrecision’s Board of Directors. Mr. Anthony’s primary professional activity, since September 2008, has been serving on the board of directors for MRC Global, Inc. where he chairs the audit committee. Previously, Mr. Anthony served as the President and Chief Executive Officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel from December 2007 to October 2008. Mr. Anthony has more than 25 years of financial and operational management experience. From April 2005 to August 2007, Mr. Anthony was the Executive Vice President and Chief Financial Officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries. Mr. Anthony earned a B.S. in Accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.

Mr. Anthony’s significant executive and board experience within the steel manufacturing industry qualifies him to engage in our assessment of our business and growth opportunities, as well as to provide insight into corporate governance and management best practices among peer companies.

Michael R. Holly, has been a director since March 2006 and currently serves as the Chairman of the Audit Committee of the Board of Directors. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner.  While at Safeguard International Fund, L.P., Mr. Holly worked extensively with industrial companies, including those engaged in precision manufacturing for aerospace and other industrial sectors.  Mr. Holly is a certified public accountant and has a Bachelor of Science in Economics from Mount St. Mary’s University.

Mr. Holly brings to our board of directors an extensive background in private investment and financial expertise, and provides advice and leadership with respect to our financial health and the execution of our growth strategies. As a certified public accountant, Mr. Holly chairs the audit committee of our board of directors and serves as a financial expert on the Audit Committee.

Andrew A. Levy, has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, a small investment banking firm. Mr. Levy received his bachelor’s degree in Engineering from Yale University, and received his Juris Doctor from Harvard Law School. Mr. Levy is also the manager of WM Realty.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of the our growth strategies.

James S. Molinaro, became a director and our Chief Executive Officer on July 21, 2010. From March 2009 through July 2010, Mr. Molinaro’s primary business focus was co-founding Solvinti, LLC, a global distributor of monocrystalline and multicrystalline solar panels and cells in the United States and Europe. Mr. Molinaro served as the President and Chief Executive Officer of Akrion Systems, a manufacturer of products with applications in the semiconductor and solar cell industries from May 2003 to March 2009. Between October 1999 and April 2003, Mr. Molinaro was the Vice President of Sales, Service and Marketing at Akrion Systems. Mr. Molinaro holds a Bachelor of Science in Mechanical Engineering with a concentration in Robotics from The Pennsylvania State University, and participated in the Executive Development Course at the Wharton School at the University of Pennsylvania.

Mr. Molinaro was chosen to serve on our board of directors because of his extensive leadership experience in many of the industries, including the solar cell industry, in which our largest customer operates. In addition, our board of directors believes that it is helpful to have our Chief Executive Officer serve as a director so that the non-management directors have direct contact with our management.

Louis A. Winoski, has been a member of our board of directors since March 2006, and served as our Interim Chief Executive Officer between March 2009 and July 2010. Mr. Winoski began his career as a U.S. Army Officer, entering the aerospace industry in 1986. Since then, he has held a succession of senior executive management and consulting positions with a number of growth-oriented mid-size hardware and service providers. From May 2006 until March 2009, Mr. Winoski served as the Chief Operating Officer of GCT Garner Inc., the US subsidiary of a Germany-based, aerospace design engineering firm which lists Boeing and Airbus among its major customers. He concurrently served as Executive Program Manager for PFW Aerospace AG on the 787 Dreamliner Program. Since March 2002, Mr. Winoski has been managing partner of Homeric Partners, LLC, a management consulting business. Mr. Winoski has a Bachelor of Science in Industrial and Systems Management Engineering from The Pennsylvania State University.

Mr. Winoski brings to our board of directors substantial experience in the aerospace industry, one of the important industries which we service, as well as significant management experience from his years of service as a senior executive in several organizations.

Richard F. Fitzgerald, became our Chief Financial Officer in March 2009. Prior to joining us as Chief Financial Officer, Mr. Fitzgerald was engaged as a consultant providing tax, corporate development and financial consulting services for a specialty pharmaceutical company and a transportation manufacturing concern between December 2008 and March 2009.  Prior to December 2008, Mr. Fitzgerald served as Vice President and Chief Financial Officer of Nucleonics, Inc., a private venture capital backed biotechnology company. Before becoming Chief Financial Officer of Nucleonics, Mr. Fitzgerald served in a variety of senior financial roles during his tenure there, which extended from 2002 through December 2008. Prior to his employment with Nucleonics, Inc., Mr. Fitzgerald served as Director, Corporate Development of Exelon Corporation and PECO Energy Company from 1997 through 2002. Mr. Fitzgerald began his career with Coopers & Lybrand (now PricewaterhouseCoopers) in Philadelphia, PA. Mr. Fitzgerald is a member of both the American and Pennsylvania Institutes of Certified Public Accountants. He holds a Bachelor of Science in Business Administration from Bucknell University.

Robert Francis, has served as President and General Manager of our wholly-owned subsidiary, Ranor, Inc. (“Ranor”), since February 2012.  Prior to joining Ranor, Mr. Francis was the Vice President and General Manager, GKN Monitor Aerospace, a division of GKN Aerospace, a provider of highly engineered subsystems and components for the aerospace, defense and space industries, from March 2007 to January 2012. Prior to that, he held operational positions in a variety of organizations primarily specializing in the design and fabrication of composite components, supplying to the aerospace, defense and commercial markets. Mr. Francis has a Master of Science in Business Administration from Boston University and a Bachelor of Science in Engineering from the United States Military Academy at West Point. He served as a Captain in the U.S. Army from 1980-1985.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified. None of our officers and directors is related.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), and the regulations promulgated by the Securities and Exchange Commission (“SEC”).  These rules and regulations require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.

After review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors affirmatively has determined that the following directors are independent directors within the meaning of the Nasdaq listing standards: Philip A. Dur, Michael R. Holly, Andrew Levy and Leonard M. Anthony.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.  The code of business conduct and ethics is posted on our website-www.techprecision.com-under “Investor Relations.”

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.   To our knowledge, during the fiscal year ended March 31, 2012, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for Forms 4 related to the grant of 10,000 options to purchase Common Stock granted on July 1, 2012 to each of Messrs. Holly and Winowski and Forms 4 related to the grant of 250,000 and 100,000 options to purchase Common Stock granted on April 19, 2012 to Mr. Molinaro and Mr. Fitzgerald, respectively. Having identified the missing Forms 4, we understand that Forms 4 regarding the transactions will be filed as soon as practicable.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of (i) each person who served as our principal executive officer or principal financial officer during fiscal 2012, (ii) the most highly compensated executive officer other than the principal executive officer and principal financial officer who was serving in such position as of March 31, 2012 and (iii) an individual who would have been included in the tables below but for the fact that he was not an executive officer at March 31, 2012 (collectively, such individuals are our “Named Executive Officers”).

Name and Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

James Molinaro, Chief Executive Officer	2012 2011	$330,000 $205,385	$ 82,500 $123,750	$306,667 $ 65,927	— —	$719,167 $395,062
Richard Fitzgerald, Chief Financial Officer	2012 2011	$245,000 $225,000	$40,000 $76,500	$103,197 $ 32,702	$ 4,400 (5) —	$392,597 $334,202
Robert Francis, President and General Manager – Ranor (3)	2012 2011	$ 33,542 —	— —	— —	— —	$ 33,542 —
Stanley A. Youtt, Former Chief Executive Officer – Ranor (4)	2012 2011	$220,000 $220,000	— $74,800	— —	— —	$220,000 $294,800

(1)	Bonus payments for each of Messrs. Molinaro, and Fitzgerald were determined by our board of directors in its discretion and paid in June, 2012.

(2)
These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  Key assumptions in calculating these amounts are outlined in Note 13 to our March 31, 2012 financial statements included in our previously filed Annual Report on Form 10-K for the fiscal year end March 31, 2012.

(3)
Mr. Francis became the President and General Manager of Ranor effective February 8, 2012.  His employment agreement provides for an initial base salary of $230,000, which may be adjusted at the discretion of the Compensation Committee.

(4)	Mr. Youtt served as Chief Executive Officer of Ranor until February 8, 2012.

(5)	Mr. Fitzgerald received an automobile allowance of $400 per month from May 1, 2011 through March 31, 2012.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
James Molinaro (1)	333,333 83,333	666,667 166,667	$0.70 $1.96	Aug. 4, 2020 April 18, 2021

Richard Fitzgerald(1)(2)	150,000	—	$0.49	Mar. 22, 2019
	50,000 33,334	100,000 66,666	$0.70 $1.96	Aug. 4, 2020 April 18, 2021

Stanley Youtt	—	—	—

(1)	Options granted to Mr. Molinaro and Mr. Fitzgerald on August 4, 2010 and April 19, 2011 vest in three equal installments beginning on the first anniversary date of the option grant.

(2)	Options granted to Mr. Fitzgerald on March 23, 2009, vest in three equal installments beginning on the first anniversary date of the option grant.

Employment and Executive Consulting Agreements

At March 31, 2012, we had employment agreements with each of our Named Executive Officers.

James S. Molinaro Employment Agreement

Mr. Molinaro’s service as our Chief Executive Officer began on July 21, 2010 and is governed by the terms of an offer letter executed by Mr. Molinaro and us dated July 15, 2010 (the “Offer Letter”).  Pursuant to the Offer Letter, Mr. Molinaro will receive an annual base salary of $300,000 (subject to adjustment by our board of directors from time to time) and will be eligible to receive an annual performance bonus of up to 50% of his then-current base salary.  In addition, on August 4, 2010, we granted to Mr. Molinaro an option to purchase 1,000,000 shares of Common Stock under our 2006 Long-Term Incentive Plan (the “Option Grant”), with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant.  The Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

The Offer Letter also provides for certain severance payments to Mr. Molinaro in the event of his termination.  If Mr. Molinaro is terminated other than for “cause,” or because of his death or disability (or if Mr. Molinaro resigns for “good reason”), he will be entitled to receive twelve months of continued payment of his then-current annual base salary as well as reimbursement for payments for continued health benefits under our health plans for twelve months.  If Mr. Molinaro’s employment is terminated under such circumstances, and such termination occurs between the date we enter into a letter of intent pursuant to which it would consummate a change of control and the date that is 31 days after the consummation of such change of control, Mr. Molinaro will be entitled to the same severance payments but for an eighteen-month period following termination, and all unvested shares underlying the Option Grant at the time of termination will become immediately vested upon such termination.  Under the Offer Letter, “cause” is defined to include, without limitation, (i) Mr. Molinaro’s insubordination or failure to apply best efforts to his employment duties; (ii) his conviction of, or plea of nolo contendere to, any felony or crime involving dishonesty, fraud or moral turpitude; (iii) neglect of his employment duties or failure to perform those duties to the satisfaction of our board of directors that is not cured within thirty days of notice thereof; and (iv) his negligent (or worse) misconduct in connection with his duties that violates our code of conduct, code of ethics or other policies.  Mr. Molinaro’s resignation within sixty days of the occurrence of any of the following, without his consent, constitutes “good reason” under the Offer Letter: (i) a material reduction in Mr. Molinaro’s then-current base salary; (ii) a breach of the Offer Letter by us that is not cured within 30 days of notice thereof; or (iii) a material and adverse change in his duties, authority or responsibilities that is not cured within 30 days.

In addition to the compensation and severance arrangements described above, the Offer Letter contains customary provisions relating to confidentiality and non-competition, and provides for the execution of an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement (the “Confidentiality Agreement”), which was executed by us and Mr. Molinaro on July 21, 2010.   The Confidentiality Agreement (i) prohibits Mr. Molinaro from divulging to third parties or using our confidential information, whether developed by him or not, without our prior consent; (ii) confirms that all intellectual work products generated by Mr. Molinaro during the term of his employment with us, including, without limitation, writings, processes, drawings and diagrams, are the property of us; and (iii) prohibits Mr. Molinaro from competing against us, including by soliciting our employees or its current or prospective clients, until the one year anniversary of the later of the termination of his employment and the receipt of his last severance payment.

On April 19, 2011, our board of directors approved an annual base salary of $330,000 for Mr. Molinaro, effective retroactively as of April 1, 2011.  Additionally, we granted to Mr. Molinaro an option to purchase 250,000 shares of Common Stock under our 2006 Long-Term Incentive Plan, with an exercise price of $1.96, the closing price per share of Common Stock on the date of grant.  Mr. Molinaro’s April 19, 2011 option will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on April 18, 2021.

Stanley A. Youtt Employment Agreement

In February 2006, contemporaneously with our acquisition of Ranor, Ranor entered into an employment agreement with Stanley A. Youtt pursuant to which he would serve as Ranor’s Chief Executive Officer for a term of three years ending on February 28, 2009.  In February 2009, we and Mr. Youtt renewed his agreement at an annual rate of $220,000 on terms comparable to the original agreement.  In February 2012, Mr. Youtt’s employment agreement was amended (as amended, the “Letter Agreement”) to reflect his transition to Executive Vice President of Special Projects and Chief Executive Officer Emeritus of Ranor. Pursuant to the Letter Agreement, Mr. Youtt will serve as Ranor’s Executive Vice President of Special Projects effective February 8, 2012 for an initial term of three months; thereafter, the Letter Agreement and the terms of employment set forth therein, will renew automatically for one-month terms until either party notifies the other of its desire to terminate the employment relationship. We and Ranor, on the one hand, and Mr. Youtt, on the other hand, retain the right to terminate the Letter Agreement and the employment relationship at any time, including during the initial three-month term, by providing written notice of such termination to the non-terminating party thirty days in advance of the desired termination date. The Letter Agreement provides that Mr. Youtt will receive the same compensation and benefits as he received in his former capacity, including an annual base salary of $220,000, health insurance, and reimbursement of periodic travel-associated expenses pursuant to Ranor’s normal travel and expense policies.

The Letter Agreement confirms certain payments to Mr. Youtt upon termination, as contemplated by the original employment agreement. Upon termination of his employment for any reason and subject to Mr. Youtt signing a general release, Ranor will pay Mr. Youtt amounts consistent with his then-current annual base salary rate (less any applicable deductions) on a weekly basis commencing with the first payroll cycle following the termination of his employment, in accordance with Ranor’s customary payroll practices.  Ranor will also provide for the continuation of Mr. Youtt’s then-current health and medical benefits for a period of one year after the termination of his employment.  On February 22, 2012, Mr. Youtt provided the Company with thirty days' advance notice terminating the Letter Agreement as of March 23, 2012.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement (the “CFO Employment Agreement”) on March 23, 2009, to engage Mr. Fitzgerald for the position of Chief Financial Officer. The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to our board of directors and our Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning as well as establishing major economic objectives and policies for us and ensuring compliance with SEC reporting obligations.

Upon his execution of the CFO Employment Agreement, Mr. Fitzgerald received a signing bonus of $25,000.  Pursuant to the CFO Employment Agreement, Mr. Fitzgerald receives an annual base salary of $195,000 and was awarded a one-time grant of options to purchase 150,000 shares of Common Stock, which vest in three equal parts over three years.  The exercise price of the options was equal to the market price as of the grant date.  Mr. Fitzgerald is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors. Mr. Fitzgerald is entitled to participate fully in our employee benefit plans and programs.  Mr. Fitzgerald will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Financial Officer.

We may terminate the CFO Employment Agreement at any time without “cause,” as defined therein.  In the event of a termination without cause, we will be required to pay Mr. Fitzgerald an amount equal to one year of his base salary paid in equal installments in accordance with our payroll policies.  We may terminate the CFO Employment Agreement for cause at any time upon seven days written notice, during which period Mr. Fitzgerald may contest his termination before our board of directors

Upon termination of the CFO Employment Agreement, Mr. Fitzgerald will have the obligation not to disclose our confidential information or trade secrets to anyone following termination of the CFO Employment Agreement.  Mr. Fitzgerald is also subject to a covenant not to compete with us for a period of 12 months following termination of the CFO Employment Agreement.

On April 19, 2011, our board of directors approved an annual base salary of $245,000 for Mr. Fitzgerald, effective retroactively as of April 1, 2011.  Additionally, we granted to Mr. Fitzgerald an option to purchase 100,000 shares of Common Stock under our 2006 Long-Term Incentive Plan, with an exercise price of $1.96, the closing price per share of Common Stock on the date of grant.  Mr. Fitzgerald’s April 19, 2011 option will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on April 18, 2021.

On July 31, 2010, our board of directors approved an annual base salary of $225,000 for Mr. Fitzgerald, effective retroactively as of April 1, 2010.  Additionally, we granted to Mr. Fitzgerald an option to purchase 150,000 shares of Common Stock under our 2006 Long-Term Incentive Plan (the “CFO Option Grant”), with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant.  The CFO Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

Robert Francis Employment Agreement

Ranor executed an employment agreement (the “Francis Employment Agreement”) on January 27, 2012, to engage Mr. Francis for the position of President and General Manager of Ranor. The terms of the Francis Employment Agreement provide that Mr. Francis shall report directly to our board of directors and our Chief Executive Officer.

Pursuant to the Francis Employment Agreement, Mr. Francis receives an annual base salary of $230,000 and was awarded a one-time grant of options to purchase 50,000 shares of Common Stock, which vest in three equal parts over three years.  The exercise price of the options was equal to the market price as of the grant date.  Mr. Francis was also granted a relocation stipend of $1,250 per month beginning on February 8, 2012 and ending on August 7, 2013.  Mr. Francis is also eligible for an annual cash performance bonus based upon our financial performance of as determined by our board of directors. Mr. Francis is entitled to participate fully in our employee benefit plans and programs.  Mr. Francis will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities.

We may terminate the Francis Employment Agreement at any time during the six months following a change in control without “cause,” as defined therein.  In the event of a termination without cause upon a change in control, we will be required to pay Mr. Francis an amount equal to six months of his base salary paid in equal installments in accordance with our payroll policies.  If the Francis Employment Agreement is terminated for any reason other than for “cause” or “good reason” following a change in control, Mr. Francis will only be entitled to payment of accrued and unpaid base salary through the date of the cessation of the employment.

Upon termination of the Francis Employment Agreement, Mr. Francis will have the obligation not to disclose our confidential information or trade secrets to anyone following such termination.  Mr. Francis is also subject to a covenant not to compete with us for a period of one year following termination of the Francis Employment Agreement.

2006 Long-Term Incentive Plan

Under our 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares of Common Stock at an exercise price equal to the fair market value on the date of his or her election. The option vests as to 30,000 shares of Common Stock on the date of grant and 10,000 shares of Common Stock on each of the first and second anniversaries of the grant date. The 2006 Plan also provides for an annual option grant of 10,000 shares of Common Stock to directors beginning on July 1 after the third anniversary of a director’s election to our board of directors.

Of the 3,300,000 shares of Common Stock covered by the 2006 Plan, as of July 27, 2012, there were outstanding options to purchase 2,415,666 shares of Common Stock, which amount included options to purchase 322,500 shares of Common Stock issued to our independent directors and options to purchase 1,650,000 shares of Common Stock issued to our executive officers.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,415,666	$1.040	403,840
Equity compensation plan not approved by security holders	100,000	$1.65	N/A

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Compensation Committee is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking.  We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives.  These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation.  In addition, our existing  compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives such as annual cash incentive compensation and long term incentive compensation which are based upon balanced company-wide, business unit and individual performance and base salaries structured so as to be consistent with an employee’s responsibilities and general market practices.  The Compensation Committee is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Directors’ Compensation

Fees for Employee Directors

Any director who is also one of our employees does not receive any additional compensation for his or her service as a director.

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Meeting Fee (Quarterly)	$2,500
Telephonic Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman – Annual Retainer	$12,000

In addition, our 2006 Plan, as amended, provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected non-employee director and annual grants of 10,000 options to purchase shares of Common Stock commencing with the third year of service as a director, as described under the heading “Executive Compensation - 2006 Long-Term Incentive Plan.”

Non-Employee Director Compensation Table

The following table sets forth compensation paid to each non-employee director who served during the year ended March 31, 2012.  Mr. Molinaro received no compensation for his service as a director.  Mr. Dur has served as our Chairman of the Board since October 2010 while Messrs. Holly and Anthony chair the Audit Committee and Compensation Committees of the Board, respectively.  Mr. Molinaro’s compensation for his service as our Chief Executive Officer are set forth under the heading “Summary Compensation Table.”

Name	Fees Earned	Option Awards (1)	Total ($)
Leonard A. Anthony	$41,500	$5,480	$46,980
Philip A. Dur	$46,500	$6,147	$52,647
Michael R. Holly	$41,500	$8,397	$49,897
Andrew A. Levy	$34,500	--	$34,500
Louis A. Winoski	$32,000	$8,397	$40,397

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  As of March 31, 2012, there were a total of 2,415,666 options outstanding under our 2006 Plan, of which 322,500 were issued to members of our board of directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has three members: Mr. Holly, Mr. Dur and Mr. Anthony (Chairman).  To our knowledge, there are no interlocking relationships among members of our board of directors and our executive officers.  In addition, there are no relationships with the members of our Compensation Committee that require disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of common stock beneficially owned, as of July 27, 2012, by:

•	each director and nominee for director;
•	each Named Executive Officer (as defined above);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 27, 2012.

Name	Shares	Percentage
Andrew A. Levy 46 Baldwin Farms North Greenwich, CT 06831	1,572,100	8.32%
Howard Weingrow 805 Third Avenue New York, NY 10022 (1)	1,250,000	6.61%
Robert Lifton 805 Third Avenue New York, NY 10022 (2)	1,250,000	6.61%
James G. Reindl 347 E. Hillendale Road Kennett Square, Pennsylvania 19348	1,006,500	5.32%
Stanoff Corporation 805 Third Avenue New York, NY 10022	1,100,000	5.82%
Barron Partners, LP 730 Fifth Avenue New York, NY 10019 (4)	926,324	4.90%
Richard F. Fitzgerald (5)	283,334	1.50%
James Molinaro (6)	760,000	4.02%
Michael Holly (7)	152,000	* %
Louis A. Winoski (8)	217,500	1.15%
Stanley A. Youtt	153,916	* %
Philip A. Dur (9)	50,000	* %
Leonard M. Anthony (10)	40,000	* %
Robert Francis	—	*
All officers and directors as a group (nine individuals) (11)	3,074,934	16.27%

*	Less than 1%

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

(3)	As of February 8, 2012, Mr. Youtt transitioned from the Chief Executive Officer of our operating subsidiary, Ranor, to the Executive Vice President of Special Projects of Ranor.

(4)
Holdings reflected in this table include 910,152 common shares held by Barron Partners, plus 16,172 shares assumed converted into common from Series A Preferred shares held by Barron Partners for a total holding of 4.9% of the common stock outstanding at July 27, 2012.  Pursuant to the Certificate of Designation, dated February 24, 2006, related to the Preferred Stock, such Preferred Stock cannot be converted into common stock unless and until such conversion would cause the holder of converted shares of Preferred Stock to own no more than 4.9% of our outstanding common stock.  Because Barron Partners is prohibited from converting Series A Preferred Stock once it holds 4.9% of the common stock outstanding, it would not be eligible to convert additional Preferred Stock it holds into common at this time, and therefore such shares are not included in the table above.

(5)	Includes 283,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of July 27, 2012.

(6)
Includes (i) 10,000 shares of common stock and (ii) 750,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Molinaro that may be exercised within 60 days of July 27, 2012.

(7)
Includes (i) 135,000 shares of common stock held by Mr. Holly and (ii) 15,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 27, 2012.

(8)	Includes 217,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Winoski that may be exercised within 60 days of July 27, 2012.

(9)
Includes (i) 40,000 shares of common stock held by Mr. Dur and (ii) 10,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 27, 2012.

(10)	Includes 40,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 27, 2012.

(11)	Includes 3,074,934 shares of common stock issuable upon the exercise of stock options granted to our directors and officers.

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

Related Party Transaction Policy

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

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

Appointment of KPMG LLP as Independent Registered Public Accounting Firm

On July 6, 2011, in connection with the selection of KPMG LLP (“KPMG”) as our independent registered public accounting firm, the Audit Committee notified our former independent registered public accounting firm, Tabriztchi & Co., CPA, P.C. (“Tabriztchi”), that it had determined to dismiss Tabriztchi as our independent registered public accounting firm.  The reports of Tabriztchi on our consolidated financial statements as of and for the years ended March 31, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended March 31, 2011 and March 31, 2010, and through July 6, 2011, there were no disagreements between us and Tabriztchi on any matter of accounting principle or practice, financial statement disclosure, or auditing scope of procedure that, if not resolved to Tabriztchi’s satisfaction, would have caused it to make reference in connection with their audit report to the subject matter of the disagreements, or “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Principal Accountant Fees

KPMG LLP was the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2012, and Tabriztchi & Co., CPA, P.C. was the Company’s independent registered accounting firm for the fiscal year ended March 31, 2011.  Fees for KPMG LLP and Tabriztchi & Co., CPA, P.C. for professional services rendered during fiscal 2012 and 2011, respectively, are as follows:

	Year ended March 31,
	2012	2011
Audit fees	$264,000	$91,555
Audit related fees	16,500	7,000
Tax fees	94,000	9,287
All other fees	--	--
Total	$374,500	$107,842

 Audit fees.    Audit fees represent fees for professional services performed by KPMG and Tabriztchi for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by KPMG and Tabriztchi that are reasonably related to the performance of the audit or review of our financial statements. These services include services related to the annual audit of our 401(k) savings plan and consultation with respect to financial reporting and accounting standards.

Tax fees.     Tax fees represent fees for tax compliance services performed by KPMG and Tabriztchi.

All other fees.     There were no other fees paid to KPMG and Tabriztchi for the fiscal year ended March 31, 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits.

3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference)
3.2	Amended and Restated By-laws of the Registrant. (Exhibit 3.2 to our Form 10-SB, filed with the Commission on June 23, 2005 (File No. 000-51378) and incorporated herein by reference)
3.3
Amendment No. 1 to the Amended and Restated By-laws of the Registrant (Exhibit 3.1 to our current report on Form 8-K, filed with the Commission on September 18, 2009 and incorporated herein by reference)

3.4
Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

3.5
Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (Exhibit 3.5 to our quarterly report on Form 10-Q, filed with the Commission on November 12, 2009 and incorporated herein by reference)

4.1
Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

4.2	Guaranty of the Registrant in favor of Sovereign Bank (Exhibit 4.2 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)
4.3
First Amendment, dated January 29, 2007, to Loan and Security Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 99.1 to our current report on Form 8-K, filed with the Commission on February 20, 2007 and incorporated herein by reference)

4.4
Second Amendment, dated June 28, 2007 to Loan and Security Agreement dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 4.5 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

4.5
Mortgage Security Agreement and Fixture Filing, dated as of October 4, 2006, between WM Realty Management, LLC and Amalgamated Bank (Exhibit 4.6 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

4.6
Mortgage Note, dated October 4, 2006, made by WM Realty Management, LLC in favor of Amalgamated Bank (Exhibit 4.7 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

4.7
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010a, dated December 30, 2010 in the original aggregate principal amount of $4,250,000 (Exhibit 4.1 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.8
Massachusetts Development Finance Agency Revenue Bonds, Ranor Issue, Series 2010b, dated December 30, 2010 in the original aggregate principal amount of $1,950,000 (Exhibit 4.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.9
Eighth Amendment to Loan Agreement, dated December 30, 2010, to Loan Agreement, dated February 24, 2006, between Ranor, Inc. and Sovereign Bank (Exhibit 10.4 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.10
Mortgage, Loan and Security Agreement, dated December 1, 2010, between Massachusetts Development Finance Agency, Ranor, Inc. and Sovereign Bank (Exhibit 10.5 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.11
ISDA 2002 Master Agreement, dated as of December 30, 2010, between Sovereign Bank and Ranor, Inc. (Exhibit 10.6 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.12
Bond Purchase Agreement, dated December 30, 2010, from Ranor, Inc. and Registrant to Sovereign Bank and Massachusetts Development Finance Agency (Exhibit 10.7 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

4.13
Tenth Amendment, dated February 10, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank (Exhibit 4.13 to our annual report on Form 10-K, filed with the Commission on July 17, 2012 and incorporated herein by reference)

4.14
Eleventh Amendment, dated July 6, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank. (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on July 12, 2012 and incorporated herein by reference)

10.1
Preferred Stock Purchase Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.1 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.2
Registration Rights Agreement, dated February 24, 2006, between the Registrant and Barron Partners LP (Exhibit 99.2 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.3
Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC  and the members of Ranor Acquisition LLC (Exhibit 99.3 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.4
Subscription Agreement, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock (Exhibit 99.4 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.5
Registration Rights Provisions, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant’s Common Stock  (Exhibit 99.5 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.6
Employment Agreement, dated February 24, 2006, between the Registrant and Stanley Youtt (Exhibit 99.6 to our current report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference)

10.7
2006 Long-term Incentive Plan, as restated effective November 22, 2010 (Exhibit 10.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

10.8
Limited Guarantee, dated October 4, 2006, by Andrew Levy in favor of Amalgamated Bank (Exhibit 10.13 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

10.9
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated July 21, 2010, between the Registrant and James Molinaro (Exhibit 10.2 to our current report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference)

10.10
Lease Agreement, dated November 17, 2010, between Center Valley Parkway Associates, L.P. and the Registrant (Exhibit 10.1 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

10.11
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. dated December 20, 2010 (Exhibit 10.3 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

10.10
Amendment, dated May 31, 2007, to the Agreement between the Company and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

10.11
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. dated December 20, 2010 (Exhibit 10.3 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference)

10.10
Amendment, dated May 31, 2007, to the Agreement between the Company and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference)

10.11
Separation, Severance and Release Agreement, dated March 31, 2009, between the Registrant and James G. Reindl (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference)

10.12
Executive Consulting Agreement, dated March 31, 2009, between the Registrant and Louis A. Winoski (Exhibit 10.2 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference)

10.13
Employment Agreement, dated March 23, 2009, between the Registrant and Richard F. Fitzgerald (Exhibit 10.3 to our current report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference)

10.14
Employment Agreement, dated January 12, 2012, between the Registrant and Robert Francis (Exhibit 10.14 to our annual report on Form 10-K, filed with the Commission on July 17, 2012 and incorporated herein by reference)

10.15
Letter Agreement, dated February 8, 2012, between the Registrant and Stanley Youtt (Exhibit 10.15 to our annual report on Form 10-K, filed with the Commission on July 17, 2012 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics of Registrant (Exhibit 14.1 to our annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference)
21.1	List of Subsidiaries (Exhibit 21.1 to our annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)
July 30, 2012

/s/ James S Molinaro
James S. Molinaro Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002