Form 10-Q
period 2012-06-30
TECHPRECISION CORP
filed 2012-08-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at August 10, 2012 was 18,904,570.

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,380,073	$2,823,485
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	5,029,995	4,901,791
Costs incurred on uncompleted contracts, in excess of progress billings	3,786,601	3,910,026
Inventories- raw materials	459,807	373,544
Income taxes receivable	1,199,296	1,751,169
Current deferred taxes	1,315,310	1,020,208
Other current assets	2,208,410	1,486,954
Total current assets	18,379,492	16,267,177
Property, plant and equipment, net	7,268,924	7,395,445
Noncurrent deferred taxes	118,005	118,005
Other noncurrent assets, net	204,375	270,630
Total assets	$25,970,796	$24,051,257
LIABILITIES AND STOCKHOLDER’ EQUITY
Current liabilities:
Accounts payable	$2,029,941	$1,361,611
Accrued expenses	1,881,816	2,424,695
Accrued taxes payable	159,987	159,987
Deferred revenues	3,511,979	799,413
Current maturity of long-term debt	1,222,534	1,358,933
Total current liabilities	8,806,257	6,104,639
Long-term debt, including capital leases	5,616,476	5,776,294
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
6,552,998 and 7,035,982 shares issued and outstanding at June 30, 2012 and March 31, 2012,
(liquidation preference of $1,867,604 and $2,005,254 at June 30, 2012 and March 31, 2012)	1,532,567	1,637,857
Common stock -par value $0.0001 per share, authorized, 90,000,000 shares issued and outstanding, 18,623,529 shares at June 30, 2012 and
17,992,177 at March 31, 2012	1,862	1,799
Additional paid in capital	4,656,051	4,412,075
Accumulated other comprehensive loss	(278,433)	(223,584)
Retained earnings	5,636,016	6,342,177
Total stockholders’ equity	11,548,063	12,170,324
Total liabilities and stockholders’ equity	$25,970,796	$24,051,257

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended June 30,
	2012	2011
Net sales	$7,145,739	$9,176,440
Cost of sales	6,040,301	6,749,517
Gross profit	1,105,438	2,426,923
Selling, general and administrative	2,000,412	1,732,672
(Loss) income from operations	(894,974)	694,251
Other expense	(46)	--
Interest expense	(80,091)	(58,690)
Interest income	1,693	1,946
Total other expense, net	(78,444)	(56,744)
(Loss) income before income taxes	(973,418)	637,507
Income tax (benefit) expense	(267,257)	256,046
Net (loss) income	$(706,161)	$381,461
Other comprehensive (loss) income, before tax:
Change in unrealized loss on cash flow hedges	(70,591)	(213,401)
Foreign currency translation adjustments	(12,103)	3,837
Other comprehensive loss, before tax	(82,694)	(209,564)
Net tax benefit of other comprehensive loss items	(27,845)	(85,935)
Other comprehensive loss, net of tax	(54,849)	(123,629)
Comprehensive (loss) income	$(761,010)	$257,823
Net (loss) income per share (basic)	$(0.04)	$0.02
Net (loss) income per share (diluted)	$(0.04)	$0.01
Weighted average number of shares outstanding (basic)	18,394,577	15,473,293
Weighted average number of shares outstanding (diluted)	18,394,577	24,153,986

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(706,161)	$381,461
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	206,052	104,158
Stock based compensation expense	141,359	120,261
Deferred income taxes	(267,257)	(65,361)
Provision for contract losses	87,958	8,360
Changes in operating assets and liabilities:
Accounts receivable	(125,051)	3,158,647
Costs incurred on uncompleted contracts, in excess of progress billings	123,425	(3,415,801)
Inventories – raw materials	(85,467)	370,197
Other current assets	(721,456)	(239,637)
Taxes receivable	551,873	122,263
Other noncurrent assets	53,276	--
Accounts payable	666,635	188,478
Accrued expenses	(701,484)	83,812
Accrued taxes payable	--	109,963
Deferred revenues	2,712,567	424,478
Net cash provided by operating activities	1,936,269	1,351,279
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20,024)	(1,455,528)
Net cash used in investing activities	(20,024)	(1,455,528)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	--	950
Repayment of long-term debt, including capital lease	(342,595)	(383,999)
Borrowings of long-term debt	--	282,701
Net cash used in financing activities	(342,595)	(100,348)
Effect of exchange rate on cash and cash equivalents	(17,062)	3,291
Net increase (decrease) in cash and cash equivalents	1,556,588	(201,306)
Cash and cash equivalents, beginning of period	2,823,485	7,541,000
Cash and cash equivalents, end of period	$4,380,073	$7,339,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$72,908	$82,382
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:
Three months ended June 30, 2012

For the three months ended June 30, 2012, the Company issued 631,352 shares of common stock in connection with the conversion of 482,984 shares of Series A Convertible Preferred Stock.

For the three months ended June 30, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

Three months ended June 30, 2011

The Company placed $100,995 of equipment which was under construction at the beginning the fiscal year ending March 31, 2011 into service.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company,” “we,” “us,” or “our.”

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

The accompanying consolidated balance sheet as of June 30, 2012, the consolidated statements of operations and comprehensive income (loss) for the three-month periods ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the three months ended June 30, 2012 and 2011 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The consolidated balance sheet as of March 31, 2012 was derived from audited financial statements. Certain prior year balances amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the notes to consolidated financial statements of the Company in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. The Company’s China subsidiary also maintains a bank account in a large national Bank in China subject to People’s Republic of China, or PRC, banking regulations. Cash on deposit with the large national China-based bank was $483,116 and $692,524 at June 30, 2012 and March 31, 2012, respectively.

Foreign currency translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currency of the Company’s China subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the U.S. are included in stockholders’ equity as a component of accumulated other comprehensive loss, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income (loss) as incurred.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was bad debt expense of $0 for the three months ended  June 30, 2012 and 2011.

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

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), the Company's property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the three months ended June 30,  2012 and 2011, respectively.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At June 30, 2012 and March 31, 2012, the Company had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

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

Selling, General, and Administrative Expense

Selling, general and administrative expenses include items such as executive compensation, business travel and advertising costs. Selling, general and administrative expenses amounted to $2.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. Advertising costs are expensed as incurred. Other general and administrative expenses include items for the Company’s administrative functions and for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services.

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

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in (loss) income from operations amounted to $141,359 and $120,261 for the three months ended June 30, 2012 and 2011, respectively. See Note 13 for additional disclosures related to stock based compensation.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of April 1, 2013.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of:
	June 30, 2012	March 31, 2012
Land	$110,113	$110,113
Building and improvements	3,345,662	3,345,662
Machinery equipment, furniture and fixtures	8,099,103	8,102,700
Equipment under capital leases	46,378	56,242
Total property, plant and equipment	11,601,256	11,614,717
Less: accumulated depreciation	(4,332,332)	(4,219,272)
Total property, plant and equipment, net	$7,268,924	$7,395,445

Depreciation expense for the three months ended June 30, 2012 and 2011 was $192,923 and $98,211, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of :
	June 30, 2012	March 31, 2012
Cost incurred on uncompleted contracts, beginning balance	$10,879,743	$7,958,153
Plus: Total cost incurred on contracts during the period	8,436,245	31,104,174
Less: cost of sales, during the period	(6,040,301)	(28,182,584)
Cost incurred on uncompleted contracts, ending balance	$13,275,687	$10,879,743

Billings on uncompleted contracts, beginning balance	$6,969,717	$5,104,301
Plus: Total billings incurred on contracts, during the period	9,665,108	35,132,194
Less: Contracts recognized as revenue, during the period	(7,145,739)	(33,266,778)
Billings on uncompleted contracts, ending balance	$9,489,086	$6,969,717

Cost incurred on uncompleted contracts, ending balance	$13,275,687	$10,879,743
Billings on uncompleted contracts, ending balance	(9,489,086)	(6,969,717)
Costs incurred on uncompleted contracts, in excess of progress billings	$3,786,601	$3,910,026

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of June 30, 2012 and March 31, 2012, the Company had deferred revenues totaling $3,511,979 and $799,413, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   The Company records provisions for losses within costs of sales in its consolidated statement of operations and comprehensive  income (loss). The Company also receives advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets included the following as of:
	June 30, 2012	March 31, 2012
Payments advanced to suppliers	$871,201	$77,000
Prepaid insurance	155,721	220,496
Collateral deposits (see Note 8)	1,052,500	1,052,500
Other	128,988	136,958
Total	$2,208,410	$1,486,954

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:
	June 30, 2012	March 31, 2012
Collateral deposit (see Note 8)	$118,128	$171,252
Deferred loan costs, net of amortization	86,247	99,378
Total	$204,375	$270,630

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of:
	June 30, 2012	March 31, 2012
Accrued compensation	$907,628	$970,088
Interest rate swaps market value	446,103	375,512
Provision for contract losses	341,248	887,458
Other	186,837	191,637
Total	$1,881,816	$2,424,695

NOTE 8 – LONG-TERM DEBT

The following debt obligations were outstanding as of:	June 30, 2012	March 31, 2012
Sovereign Bank Secured Term Note due March, 2013	$428,572	$571,429
Sovereign Bank Capital Expenditure Note due November 2014	416,506	490,292
Sovereign Bank Staged Advance Note due March 2016	445,133	445,133
MDFA Series A Bonds due January 2021	3,948,958	4,002,083
MDFA Series B Bonds due January 2018	1,555,357	1,624,999
Obligations under capital leases	44,484	1,291
Total long-term debt	6,839,010	7,135,227
Principal payments due within one year	(1,222,534)	(1,358,933)
Principal payments due after one year	$5,616,476	$5,776,294

On February 24, 2006, the Company entered into a loan and security agreement, or the Loan Agreement, with Sovereign Bank, or the Bank, which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided the Company with a secured term loan of $4,000,000, or the Term Note, and a revolving line of credit of up to $2,000,000, or Revolving Note. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3,000,000 or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to the Company a loan facility, or Staged Advance Note, in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4,250,000, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1,950,000, or Series B Bonds together with the Series A Bonds, the Bonds. The proceeds of such sales were loaned to the Company under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bond owner and Disbursing Agent), or the MLSA.

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement , or Eighth Amendment. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA. Under the MLSA and the Eighth Amendment, the Company was required to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; and that the Company’s leverage ratio will be less than or equal to 3:1.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011 the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance will be amortized down at the current monthly debt principal amount of $17,708. At June 30, 2012, the cash is classified as a collateral deposit in other current and noncurrent assets of $212,500 and $118,128, respectively.

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

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and the Company was in compliance with the leverage ratio covenant at June 30, 2012. Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability at June 30, 2012. In addition, if the lender had demanded repayment and caused the debt to be considered as short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

Although there will be no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank will require that the Company have earnings before interest and taxes greater than $1 for the fiscal quarter ended September 30, 2012. In addition, as part of the Eleventh Amendment, the Bank required the Company to transfer $840,000 into a restricted cash account as additional collateral. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to all of the financial covenants. The ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013. Under the Eleventh Amendment the Company shall not permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly.

In connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit is included in other current assets at June 30, 2012 and March 31, 2012.

In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation. The Company believes it will remain in compliance with all of the revised covenants through at least September 30, 2013.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by the Company. Collateral securing such notes comprises all personal property of the Company, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

Term Note

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

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, Ranor’s obligations to Sovereign Bank and subsequent holders of the Bonds.

The initial rate of interest on the Bonds was 1.96% for a period from the bond date to and including January 31, 2011, and the interest rate thereafter is 65% times the sum of 275 basis points plus one-month LIBOR. The Company is required to make monthly payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair-value interest rate swaps totaled $5.5 and $5.6 million at June 30, 2012 and March 31, 2012, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on the Company’s consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

The Company and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment to the Loan Agreement. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note is limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of June 30, 2012 and 2011.  As of June 30, 2012, $2.0 million was available for us to borrow. The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $500,000 and has been amended several times resulting in a borrowing limit of $3,000,000. On November 30, 2009, the Company elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3%. Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014.

Staged Advance Note:

The Bank made certain loans to the Company limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company was obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

The Company entered into a new capital lease in April 2012 for certain office equipment. Lease payments for principal and interest on capital lease obligations for the three months ended June 30, 2012 and 2011 totaled $3,877 and $12,620, respectively. The amount related to the new capital lease was $46,378 and is included in property, plant and equipment, net as of June 30, 2012.

NOTE 9 - INCOME TAXES

For the three months ended June 30, 2012 and 2011, the Company recorded an income tax benefit of $267,257 and income tax expense of $256,046, respectively. At the end of each interim period, the Company makes an estimate of its annual U.S. and PRC expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss.

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

As of June 30, 2012, the Company’s federal net operating loss carry-forward was approximately $1.5 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Under Section 382 of the Internal Revenue Code, we are substantially limited with regard to the amount of certain net operating loss carry forward that we may use in any given year in the future due to prior changes in our ownership.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2008 and forward remain open for examination.  The Company recognizes interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in its Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10- RELATED PARTY TRANSACTIONS

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease has an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by the Company personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 18% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. For the three months ended June 30, 2012 and 2011, the Company paid $176,825 and $454,085 to CSI for manufacturing services, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $5,160 and $4,937 for the three months ended June 30, 2012 and 2011, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 authorized shares of preferred stock and the Board of Directors of TechPrecision, or Board of Directors, has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 8,566,079 and 9,197,436 common shares underlying the Series A Convertible Preferred Stock as of June 30, 2012 and March 31, 2012, respectively.

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

During the three months ended June 30, 2012 and 2011, 482,984 and 498,000 shares of Series A Convertible Preferred Stock were converted into 631,352 and 650,985 shares of common stock, respectively. The Company had 6,552,998 and 7,035,982 shares of Series A Convertible Preferred Stock outstanding at June 30, 2012 and March 31, 2012, respectively.

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

Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. At June 30, 2012 and March 31, 2012 there were 100,000 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at June 30 and March 31, 2012.  The Company had 18,623,529 and 17,992,177 shares of common stock outstanding at June 30, 2012 and March 31, 2012, resepectively.

For the three months ended June 30, 2012, the Company issued 631,352 shares of common stock in connection with a Series A Convertible Preferred Stock conversion.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan, or the Plan, covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and the shareholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options.

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

On April 26, 2012, the Company granted stock options to an employee to purchase 50,000 shares of common stock at an exercise price of $0.70 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

The fair market value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon the five-year U.S. Treasury yields. The Company uses the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the three months ended June 30, 2012 were 106% for volatility, a risk free interest rate of 0.083%, and expected term of approximately six years. At June 30, 2012, there were 453,506 shares of common stock were available for grant under the Plan.

The following table summarizes activity for the three months ended June 30, 2012:

	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Granted	50,000	$0.700
Forfeited	(16,666)	$--
Exercised	--	$--
Outstanding at 6/30/2012	2,449,000	$1.038	$24,250	7.56
Vested at 6/30/2012 or expected to vest	2,449,000	$1.038	$24,250	7.56
Exercisable at 6/30/2012	1,074,668	$0.963	$24,250	0.96

At June 30, 2012 there was $856,036 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the three months ended June 30, 2012 was $104,732.

The following is a summary of the status of the Company’s stock options outstanding but not vested for the three months ended June 30, 2012:

	Number of Options	Weighted Average
Outstanding at 3/31/2012	1,489,000	$1.205
Granted	50,000	$0.700
Vested	(164,667)	$1.960
Outstanding at 6/30/2012	1,374,333	$1.096

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At June 30, 2012, there were accounts receivable balances outstanding from three customers comprising 84% of the total receivables balance; the largest balance from a single customer represented 61% of our receivables balance, while the smallest balance from a single customer making up this group was 9%.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2012		March 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$3,073,454	61%	$1,160,957	24%
B	$462,266	9%	$726,908	15%
C	$728,429	14%	$561,927	11%

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the periods ended:

	June 30, 2012		June 30, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$2,030,235	28%	$--	--%
B	$997,684	14%	$1,133,675	12%
C	$846,103	12%	$--	--%
D	$398,291	6%	$4,442,295	48%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Three months ended June 30, 2012	Three months ended June 30, 2011	June 30, 2012	March 31, 2012
United States	$6,727,735	$9,176,440	$7,238,082	$7,363,002
China	$418,004	$--	$30,842	$32,443

NOTE 16 – COMMITMENTS

Leases

On November 17, 2010, the Company entered into a lease agreement to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as the Company’s corporate headquarters.  The Company took possession of the office space on April 1, 2011.  Under the Lease, the Company’s payment obligations were deferred until the fifth month after it takes possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, the Company will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. The Company may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property. At June 30, 2012 we recorded a liability for deferred rent of $17,508 reflecting the difference between the expense recorded in the consolidated statement of operations and comprehensive income (loss) and the monthly rent cash payments paid to the lessor.

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

Rent expense for all operating leases for the three months ended June 30, 2012 and June 30, 2011 was $41,210 and $50,193, respectively.  Future minimum lease payments required under non-cancellable operating leases in the aggregate, at June 30, 2012, totaled $240,985. The totals for each annual period ended on June 30 were: 2013- $73,695, 2014- $57,360, 2015- $57,358 and 2016- $52,572.

Employment Agreements

The Company has employment agreements with its executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained.

Severance Agreement

On February 8, 2012 the Company’s President and General Manager for its Ranor operation in the U.S. retired. In connection with the above event, the Company was required to provide severance and certain post-employment benefits. As such, the Company recorded a charge of $226,945 associated with this event. A balance of $170,208 remains outstanding at June 30, 2012, and is included in accrued expenses on the consolidated balance sheet.

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

	June 30, 2012	June 30, 2011
Basic EPS
Net (loss) income	$(706,161)	$381,461
Weighted average shares	18,394,577	15,473,293
Basic (loss) income per share	$(0.04)	$0.02
Diluted EPS
Net (loss) income	$(706,161)	$381,461
Dilutive effect of convertible preferred stock, warrants and stock options	--	8,672,203
Diluted weighted average shares	18,394,577	24,153,986
Diluted (loss) income per share	$(0.04)	$0.01

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three month periods ended June 30, 2012 and 2011, there were 1,138,059 and 622,000 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

In connection with a shareholder transaction in July 2012, 215,000 shares of Series A Convertible Preferred Stock were converted into 281,048 shares of common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to our ability to generate business on an on-going basis, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by the Company in light of these important factors.

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

During fiscal 2012, we brought our WCMC subsidiary online to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our alternative energy business. The impact on our Ranor facility was significant, as manufacturing for their largest customer was transferred to China. We backfilled our Ranor facility with orders from existing and new customers that required domestic production capacity. Also during fiscal 2012, weaker market demand for our services in the Alternative energy industry impacted sales in that sector and were 28% lower than in fiscal 2011. However, we were successful in increasing sales to customers in the Commercial and Nuclear sectors, which more than offset the lower sales volume with Alternative energy customers. We concluded fiscal 2012, with an order backlog of $22.4 million.

Our backlog as of June 30, 2012 was $27.2 million. We expect to deliver a majority of this backlog during fiscal 2013. Our backlog was approximately $32.4 million on July 31, 2012.

We historically have experienced, and continue to experience, customer concentration. Our six largest customers collectively accounted for 77% of our revenue for fiscal 2012. For the first quarter of fiscal 2013 and 2012, our single largest customer accounted for approximately 28% and 48% of reported net sales, respectively. In any year, it is likely that five to six significant customers (albeit not always the same customers from year to year) will account for between 3% to 60% individually and up to 90% in aggregate of our total annual revenues.

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

For the three months ended June 30, 2012 and 2011, our net sales and net loss were $7.1 million and $0.7 million, as compared to net sales of $9.2 million and net income of $0.4 million, respectively. Our gross margins for the three months ended June 30, 2012 and 2011 were 15.5% and 26.5%, respectively. Fiscal 2013 gross margins continued to be dampened by contract losses incurred on first article projects and prototyping for customers of Ranor.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require our services and products.

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins. In November 2010, we announced the formation of WCMC. This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China. Since the formation of WCMC, we have received numerous inquiries from current and potential customers for precision, large scale fabricated and machined metal components and systems in Asia. Based on the initial interest expressed, we believe there are attractive opportunities to expand our WCMC operations. During the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012, WCMC provided initial production volumes on a single product line and completed first article production on four other product lines. After qualifying manufacturing capacity for five product lines on behalf of four customers in China, WCMC has received production volume orders for the production of multi-crystalline, mono-crystalline and sapphire chambers in fiscal 2013. At July 31, 2012, WCMC had a backlog of $2.2 million for the production of sapphire chambers.

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

 LED Lighting/Enabled Products

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method (HEM) sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies, including our customer GTAT, are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon within the solar industry. Accordingly, we believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and Asia. In February 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement which contemplates orders being placed under the agreement from March 2012 through February 2013. As of July 31, 2012, we have received purchase orders for $2.2 million of sapphire chambers under this purchase agreement. We are also working on qualifying manufacturing capacity for other customers who also have developed engineering designs for sapphire growth chambers.

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

As of June 30, 2012, our federal net operating loss carry-forward was approximately $1.5 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

At the end of June 30, 2012, our purchase order backlog was $27.2 million compared with $22.4 million at March 31, 2011. Our backlog was approximately $32.4 million on July 31, 2012.

Three Months Ended June 30, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended June 30, 2012 and 2011, in dollars and as a percentage of revenue:

	June 30, 2012		June 30, 2011		Changes Period Ended June 30, 2012 to 2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,145	100%	$9,176	100%	$(2,031)	(22)%
Cost of sales	6,040	85%	6,750	74%	(710)	(11)%
Gross profit	1,105	16%	2,426	26%	(1,321)	(54)%
Selling, general and administrative	2,000	28%	1,732	19%	268	15%
(Loss) Income from operations	(895)	(12)%	694	7%	(1,589)	(229)%
Interest expense	(80)	(1)%	(59)	--%	(21)	36%
Interest income	2	--%	2	--%	--	--%
Total other expense, net	(78)	(1)%	(57)	--%	(21)	38%
(Loss) Income before income taxes	(973)	(13)%	637	7%	(1,610)	(253)%
Income tax (benefit) expense	(267)	(4)%	256	3%	(523)	(193)%
Net (Loss) Income	$(706)	(9)%	$381	4%	$(1,087)	(292)%

Net Sales

Net sales decreased by $2.0 million, or 22%, to $7.1 million for the three months ended June 30, 2012 when compared to the same period last year.  This decrease in net sales was impacted by our customers in Alternative Energy, Nuclear and Commercial sectors by $3.5,  $0.4 and $0.3 million, respectively, when compared with the three months ended June 30, 2011. Net sales to our largest customer in Alternative Energy decreased by $4.0 million during the quarter ended June 30, 2012 when compared with the same quarterly period one year ago because of weaker demand for alternative energy products. The decrease in net sales was partially offset by sales to our customers in the Defense and Aerospace, and Medical markets which increased by $1.4 and $0.8 million, respectively.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2012 decreased by $0.7 million to $6.0 million, or 11%, from $6.7 million for the same period in fiscal 2012. The decrease in the cost of sales was principally due to a decrease in the volume of shipments to our customers. Gross profit was $1.1 million compared with $2.4 million for the three month periods ended June 30, 2012 and June 30, 2011, respectively. Gross margins were 16% and 26% for the same comparable periods, respectively.

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 decreased because of lower gross profit and additional contract losses ($0.4 million) on contracts for first article production and prototyping at Ranor. Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended June 30, 2012 were $2.0 million compared to $1.7 million for three months ended June 30, 2011, representing an increase of $0.3 million or 15%.  SG&A was 28% as a percentage of sales during the first quarter of fiscal 2013, compared with 19% of net sales for the same period in fiscal 2012.  Primary drivers of this increase in expense were higher fringe benefit costs of $0.1 million and outside accounting and auditing services of $0.1 million. Additionally, we incurred an increase of $0.1 million in local operating costs for WCMC’s local SG&A costs versus the prior year same quarter.

Interest Expense

The following table reflects other income and interest expense for the three months ended June 30:

	2012	2011	$ Change	% Change
Interest income	$2	$2	$--	--%
Interest expense	$(80)	$(59)	$(21)	36%

Interest expense increased by 37% or $21,400 for the three months ended June 30, 2012 when compared with the same period in fiscal 2011.  This increase in interest expense is due to higher average levels of long-term debt for the current year three month period when compared to the same prior year quarter.

Income Taxes

For the three months ended June 30, 2012, we recorded a tax benefit of $0.3 million compared to income tax expense for federal and state of $0.3 million when compared to the three months ended June 30, 2011. The tax benefit for the three months ended June 30, 2012 was primarily the result of pretax losses from operations recorded at the U.S. federal and state statutory tax rates. The Company expects its effective tax rate for fiscal 2013 to be 33%.

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

Net (Loss) Income

As a result of the factors described above, our net loss was $0.7 million, or $0.04 per share basic and fully diluted respectively, for the three months ended June 30, 2012, compared to net income of $0.4 million, or $0.02 per share basic and $0.01 per share fully diluted, for the three months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $9.6 million as compared with working capital of $10.2 million at March 31, 2012, representing a decrease of $0.6 million or 6%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2012	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$4,380	$2,823	$1,557	55%
Accounts receivable, net	$5,030	$4,902	$128	3%
Costs incurred on uncompleted contracts	$3,787	$3,910	$(123)	(3)%
Inventory - raw materials	$460	$374	$86	23%
Other current assets	$2,208	$1,487	$721	49%
Income taxes receivable	$1,199	$1,751	$(552)	(32)%
Current deferred tax assets	$1,315	$1,020	$295	29%
Accounts payable	$2,030	$1,361	$669	49%
Accrued expenses	$1,882	$2,425	$(543)	(22)%
Accrued taxes payable	$160	$160	$--	--%
Deferred revenues	$3,512	$799	$2,713	339%
Current maturity of long-term debt	$1,223	$1,359	$(136)	(10)%

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	June 30, 2012	June 30, 2011	Change Amount
Cash flows provided by (used in):
Operating activities	$1,936	$1,351	$585
Investing activities	(20)	(1,455)	1,435
Financing activities	(343)	(100)	(243)
Effects of foreign exchange rates on cash	(17)	3	(20)
Net increase (decrease) in cash and cash equivalents	$1,556	$(201)	$1,757

Operating activities

For the three months ended June 30, 2012, cash provided by operations was $1.9 million as compared with cash provided by operations of $1.4 million for the comparable fiscal 2012 period, a change of $0.5 million. Cash provided by operations in fiscal 2013 were impacted by receipt of approximately $3.0 million in customer deposits reflecting an increase in customer orders and manufacturing activity. This amount was partially offset by a swing from net income to a net loss of $1.1 million and increased spending on completed projects and uncompleted projects in progress because of the remaining volume mix of manufacturing activity related to new production projects which began in fiscal 2012. We also received $0.6 million for estimated federal and state income taxes refunded in fiscal 2013. We expect another $0.2 million will be refunded when state tax returns are filed in fiscal 2013.

Investing activities

During the three months ended June 30, 2012, we purchased approximately $20,000 in new equipment at our manufacturing facility in Westminster, MA.

Financing activities

Net cash used in financing activities was $0.3 million during the three months ended June 30, 2012 as compared with net cash used in financing activities of $0.1 million for the same period in fiscal 2012. The primary use of cash under financing activities in fiscal 2013 and 2012 related to repayment of long-term debt.

Debt Facilities

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the MDFA pursuant to which the MDFA sold to the Bank the Series A Bonds and the Series B Bonds.  The Bank then loaned the proceeds of such sale to the Company under the terms of the MLSA.

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees the Company’s obligations to the Bank and subsequent holders of the Bonds.

In connection with the December 30, 2010 financing, we executed an Eighth Amendment to the Loan Agreement. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. Under the MLSA and the Eighth Amendment, we must meet certain financial covenants applicable while the Bonds remain outstanding. As of December 31, 2011, we were in compliance with the leverage ratio. However we did not meet the ratio of earnings available to cover fixed charges or the interest coverage covenants.

In February 2012, we executed a Tenth Amendment and obtained a waiver of the breach of such covenants from the Bank, which waiver covered the breach that otherwise would have occurred in connection with the covenant testing for the third quarter ended December 31, 2011 and waived the fixed charge covenant at March 31, 2012.

On July 6, 2012, we executed an Eleventh Amendment and obtained a waiver for failure to comply with the Fixed Charge Coverage Ratio and the Interest Coverage Ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage covenant remained in effect. Without the execution of the Eleventh Amendment for the applicable periods the Company would have been required to reclassify all of its long-term debt as a current liability at June 30, 2012. In addition, if the lender had demanded repayment and caused the debt to be considered as short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. Although there will be no testing of the ratio of earnings available to cover fixed charges and the interest coverage covenant testing for the fiscal quarters ended at June 30 and September 30, 2012, the Bank requires that the Company have EBIT (earnings before interest and taxes) greater than $1 for the fiscal quarter ended September 30, 2012.  The waiver does not apply to any future covenant testing dates beyond the fiscal quarter ended December 31, 2012.

In addition as part of the Eleventh Amendment, the Bank required the Company to transfer $840,000 into an interest-bearing restricted cash account as additional collateral. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to all of the financial covenants. The ratio of earnings available to cover fixed charges and the interest coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013. Under the amendment the Company shall not permit earnings available for fixed charges to be less than 125%, interest coverage to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. The Company believes that it will remain in compliance with all of the revised covenants through at least September 30, 2013.

We believe that the $2.0 million revolving credit facility that expires on January 31, 2013, all of which is available and unused as of June 30, 2012, our capacity to access equipment-specific financing, plus our current cash balance of $4.3 million and ability to generate cash from operations, will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by us. Collateral securing such notes comprises all personal property of ours, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of June 30, 2012 was $428,572.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009. Borrowings available under this facility were converted to a note when the facility terminated. Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of June 30, 2012, there was $416,506 outstanding under this facility.

Under a Staged Advance Facility, the Bank made certain loans to the Company limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings are permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. As of June 30, 2012, there was $445,133 outstanding under this facility.

The securities purchase agreement pursuant to which we sold Series A Convertible Preferred Stock to Barron Partners provides Barron Partners with a right of first refusal on future equity financings, which may affect our ability to raise funds from other sources if the need arises. In the event that we make an acquisition, we may require additional financing for the acquisition. We have no commitment from any party for additional funds, however, the terms of our agreement with Barron Partners, particularly the right of first refusal, may impair our ability to raise capital in the equity markets to the extent that potential investors would be reluctant to negotiate a financing when another party has a right to match the terms of the financing. We have no off-balance sheet assets or liabilities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act.

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2012 Form 10-K.  You should carefully consider the risks described in our 2012 Form 10-K which could materially affect our business, financial condition or future results.  The risks described in our 2012 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

Item 6. Exhibits

Exhibit No.	Description
4.1	Eleventh Amendment to Loan Agreement dated July 6, 2012 by and between Ranor, Inc. and Sovereign Bank, N.A. (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on July 12, 2012 and incorporated herein by reference).

31.1	Rule 13a-14(a) certification of chief executive officer

31.2	Rule 13a-14(a) certification of chief financial officer

32.1	Section 1350 certification of chief executive and chief financial officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: August 14, 2012	By:	/s/ James S. Molinaro
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