Form 10-Q/A
period 2012-06-30
TECHPRECISION CORP
filed 2012-09-13
CIK 1328792

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to TechPrecision Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish the interactive data files attached hereto as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the unaudited consolidated financial statements and related unaudited notes to consolidated financial statements formatted in Extensible Business Reporting Language (XBRL).

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

* Previously filed with the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: September 13, 2012	By:	/s/ James S. Molinaro
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