Form 10-Q
period 2012-09-30
TECHPRECISION CORP
filed 2012-11-21
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at November 9, 2012 was 18,904,577.

EXPLANATORY NOTE

TechPrecision Corporation is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 in reliance on the relief granted by the Securities and Exchange Commision's Order dated November 14, 2012 (Release No. 34-68224). We were unable to file this report within the prescribed time period without unreasonable effort and expense because of the effect of Hurricane Sandy, which included a power outage at our headquarters and key personnel not being able to report to work for a period of several days.

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,138,756	$2,823,485
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	4,684,370	4,901,791
Costs incurred on uncompleted contracts, in excess of progress billings	4,858,217	3,910,026
Inventories- raw materials	578,047	373,544
Income taxes receivable	1,198,099	1,751,169
Current deferred taxes	1,054,847	1,020,208
Other current assets	1,425,755	1,486,954
Total current assets	15,938,091	16,267,177
Property, plant and equipment, net	7,125,796	7,395,445
Noncurrent deferred taxes	396,604	118,005
Other noncurrent assets, net	158,422	270,630
Total assets	$23,618,913	$24,051,257

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,026,595	$1,361,611
Accrued expenses	1,538,459	2,424,695
Accrued taxes payable	159,987	159,987
Deferred revenues	1,730,866	799,413
Current maturity of long-term debt	1,079,676	1,358,933
Total current liabilities	6,535,583	6,104,639
Long-term debt, including capital leases	5,418,000	5,776,294
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Convertible Preferred Stock, with 6,337,998 and 7,035,982 shares issued and outstanding at September 30, 2012 and March 31, 2012, (liquidation preference of $1,806,329 and $2,005,254
at September 30, 2012 and March 31, 2012)	1,485,696	1,637,857
Common stock -par value $0.0001 per share, authorized, 90,000,000 shares issued and outstanding, 18,904,577 shares at September 30, 2012 and
17,992,177 at March 31, 2012	1,890	1,799
Additional paid in capital	4,844,253	4,412,075
Accumulated other comprehensive loss	(257,397)	(223,584)
Retained earnings	5,590,888	6,342,177
Total stockholders’ equity	11,665,330	12,170,324
Total liabilities and stockholders’ equity	$23,618,913	$24,051,257

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net sales	$8,078,552	$7,147,167	$15,224,291	$16,323,607
Cost of sales	6,140,187	5,231,710	12,180,487	11,981,227
Gross profit	1,938,365	1,915,457	3,043,804	4,342,380
Selling, general and administrative	1,924,079	1,953,978	3,924,599	3,686,649
Income (loss) from operations	14,286	(38,521)	(880,795)	655,731
Other income	2,558	--	2,511	--
Interest expense	(74,394)	(78,531)	(154,485)	(137,221)
Interest income	1,188	8,460	2,881	10,406
Total other expense, net	(70,648)	(70,071)	(149,093)	(126,815)
(Loss) income before income taxes	(56,362)	(108,592)	(1,029,888)	528,916
Income tax (benefit) expense	(11,342)	(20,494)	(278,599)	235,553
Net (loss) income	$(45,020)	$(88,098)	$(751,289)	$293,363
Other comprehensive (loss) income, before tax:
Change in unrealized loss on cash flow hedges	(8,552)	(208,528)	(79,143)	(421,928)
Foreign currency translation adjustments	26,214	14,348	14,111	18,184
Other comprehensive income (loss), before tax	17,662	(194,180)	(65,032)	(403,744)
Net tax benefit of other comprehensive income (loss) items	(3,374)	(83,975)	(31,219)	(169,910)
Other comprehensive income (loss), net of tax	21,036	(110,205)	(33,813)	(233,834)
Comprehensive (loss) income	$(23,984)	$(198,303)	$(785,102)	$59,529
Net (loss) income per share (basic)	$(0.00)	$(0.01)	$(0.04)	$0.02
Net (loss) income per share (diluted)	$(0.00)	$(0.01)	$(0.04)	$0.01
Weighted average number of shares outstanding (basic)	18,696,846	16,546,279	18,614,112	16,049,144
Weighted average number of shares outstanding (diluted)	18,696,846	16,546,279	18,614,112	24,143,956

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(751,289)	$293,363
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	415,429	237,237
Stock based compensation expense	282,719	249,061
Deferred income taxes	(282,020)	41,355
Provision for contract losses	83,196	--
Changes in operating assets and liabilities:
Accounts receivable	219,289	2,516,457
Costs incurred on uncompleted contracts, in excess of progress billings	(948,192)	(5,620,879)
Inventories – raw materials	(202,361)	319,823
Other current assets	61,199	(102,803)
Taxes receivable	553,070	(579,887)
Other noncurrent assets	88,126	(277,500)
Accounts payable	664,632	549,512
Accrued expenses	(1,036,974)	98,757
Deferred revenues	931,453	1,311,233
Net cash provided by (used in) operating activities	78,277	(964,271)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(75,109)	(2,337,533)
Net cash used in investing activities	(75,109)	(2,337,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	--	35,511
Tax expense from share-based compensation	--	(1,030)
Repayment of long-term debt, including capital lease	(683,928)	(686,980)
Borrowings of long-term debt	--	1,618,325
Net cash (used in) provided by financing activities	(683,928)	965,826
Effect of exchange rate on cash and cash equivalents	(3,969)	6,836
Net decrease in cash and cash equivalents	(684,729)	(2,329,142)
Cash and cash equivalents, beginning of period	2,823,485	7,541,000
Cash and cash equivalents, end of period	$2,138,756	$5,211,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$140,138	$170,987
Income taxes	$--	$764,306

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:
Six months ended September 30, 2012

For the six months ended September 30, 2012, the Company issued 912,400 shares of common stock in connection with the conversion of 697,984 shares of Series A Convertible Preferred Stock.

The Company recorded a liability of $275,315 (net of tax of $179,339) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

For the six months ended September 30, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

Six months ended September 30, 2011

The Company placed $1,143,443 of equipment which was under construction at the beginning of the fiscal year ended March 31, 2011, or fiscal 2011, into service.

For the six months ended September 30, 2011, the Company issued 1,173,861 shares of common stock in connection with the conversion of 898,000 shares of Series A Convertible Preferred Stock.

The Company recorded a liability of $246,536 (net of tax of $166,215) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE), Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company,” “we,” “us,” or “our.” The Company manufactures large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, commercial, defense and aerospace industries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheet as of September 30, 2012, the consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended September 30, 2012 and 2011 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The consolidated balance sheet as of March 31, 2012 was derived from audited financial statements.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the notes to consolidated financial statements of the Company in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, or 2012 Form 10-K.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. The Company’s China subsidiary also maintains a bank account in a large national Bank in China subject to People’s Republic of China, or PRC, banking regulations. Cash on deposit with a large national China-based bank was $534,975 and $692,524 at September 30, 2012 and March 31, 2012, respectively.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was bad debt expense of $0 for the six months ended September 30, 2012 and 2011.

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

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), the Company's property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the six months ended September 30, 2012 and 2011, respectively.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At September 30, 2012 and March 31, 2012, the Company had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

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

Selling, General, and Administrative Expense

Selling, general and administrative expenses include items such as executive compensation, business travel and advertising costs. Selling, general and administrative expenses amounted to $3.9 million and $3.7 million for the six months ended September 30, 2012 and 2011, respectively. Advertising costs are expensed as incurred. Other general and administrative expenses include items for the Company’s administrative functions and for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services.

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

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in (loss) income from operations amounted to $282,719 and $249,061 for the six months ended September 30, 2012 and 2011, respectively. See Note 13 for additional disclosures related to stock based compensation.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2012	March 31, 2012
Land	$110,113	$110,113
Building and improvements	3,345,662	3,345,662
Machinery equipment, furniture and fixtures	8,154,188	8,102,700
Equipment under capital leases	46,378	56,242
Total property, plant and equipment	11,656,341	11,614,717
Less: accumulated depreciation	(4,530,545)	(4,219,272)
Total property, plant and equipment, net	$7,125,796	$7,395,445

Depreciation expense for the three and six months ended September 30, 2012 and 2011 was $195,727 and $388,650, and, $127,011 and $225,222, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

	September 30, 2012	March 31, 2012
Cost incurred on uncompleted contracts, beginning balance	$10,879,743	$7,958,153
Plus: Total cost incurred on contracts during the period	7,771,827	31,104,174
Less: cost of sales, during the period	(12,180,487)	(28,182,584)
Cost incurred on uncompleted contracts, ending balance	$6,471,083	$10,879,743

Billings on uncompleted contracts, beginning balance	$6,969,717	$5,104,301
Plus: Total billings incurred on contracts, during the period	9,867,439	35,132,194
Less: Contracts recognized as revenue, during the period	(15,224,290)	(33,266,778)
Billings on uncompleted contracts, ending balance	$1,612,866	$6,969,717

Cost incurred on uncompleted contracts, ending balance	$6,471,083	$10,879,743
Billing on uncompleted contracts, ending balance	(1,612,866)	(6,969,717)
Cost incurred on uncompleted contracts, in excess of progress billings	$4,858,217	$3,910,026

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of September 30, 2012 and March 31, 2012, the Company had deferred revenues totaling $1,730,866 and $799,413, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   The Company records provisions for losses within costs of sales in its consolidated statement of operations and comprehensive income (loss). The Company also receives advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

	September 30, 2012	March 31, 2012
Payments advanced to suppliers	$22,099	$77,000
Prepaid taxes, maintenance renewals	204,327	34,785
Prepaid insurance	130,211	220,496
Collateral deposits (see Note 8)	1,052,500	1,052,500
Other	16,618	102,173
Total	$1,425,755	$1,486,954

NOTE 6 – OTHER NONCURRENT ASSETS

	September 30, 2012	March 31, 2012
Collateral deposit (see Note 8)	$83,337	$171,252
Deferred loan costs, net of amortization	75,085	99,378
Total	$158,422	$270,630

NOTE 7 - ACCRUED EXPENSES

	September 30, 2012	March 31, 2012
Accrued compensation	$826,297	$970,088
Interest rate swaps market value	454,654	375,512
Provision for contract losses	83,196	887,458
Other	174,312	191,637
Total	$1,538,459	$2,424,695

NOTE 8 – LONG-TERM DEBT

The following debt obligations were outstanding as of:	September 30, 2012	March 31, 2012
Sovereign Bank Secured Term Note due March, 2013	$285,714	$571,429
Sovereign Bank Capital Expenditure Note due November 2014	370,541	490,292
Sovereign Bank Staged Advance Note due March 2016	417,312	445,133
MDFA Series A Bonds due January 2021	3,895,833	4,002,083
MDFA Series B Bonds due January 2018	1,485,714	1,624,999
Obligations under capital leases	42,562	1,291
Total long-term debt	6,497,676	7,135,227
Principal payments due within one year	(1,079,676)	(1,358,933)
Principal payments due after one year	$5,418,000	$5,776,294

On February 24, 2006, the Company entered into a loan and security agreement, or the Loan Agreement, with Sovereign Bank, or the Bank, which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided the Company with a secured term loan of $4,000,000, or the Term Note, and a revolving line of credit of up to $2,000,000, or Revolving Note. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3,000,000, or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to the Company a loan facility, or Staged Advance Note, in the amount of up to $1,900,000 for the purpose of acquiring a gantry mill machine.

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

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement, or Eighth Amendment. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA. Under the MLSA and the Eighth Amendment, the Company was required to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1 as of the end of each fiscal quarter; and that the Company’s leverage ratio will be less than or equal to 3:1.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million. The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance will be amortized down at the current monthly debt principal amount of $17,708. At September 30, 2012, the cash is classified as a collateral deposit in other current and noncurrent assets of $212,500 and $83,337, respectively.

At December 31, 2011, we were in compliance with our leverage ratio bank covenant. However, we did not meet the ratio of earnings available to cover fixed charges or the interest coverage ratio covenants. In February 2012, the Company executed a Tenth Amendment and obtained a waiver of the breach of such covenants from the Bank, which waiver covered the breach that otherwise would have occurred in connection with the covenant testing for the third quarter ended December 31, 2011 and waived the ratio of earnings available to cover fixed charges covenant at March 31, 2012. This waiver did not apply to any future covenant testing dates.

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. The Company was in compliance with the leverage ratio covenant at September 30, 2012, as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that the Company have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. The Company reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and therefore was in compliance with this covenant. The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumes on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that the Company shall not permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit is included in other current assets at September 30, 2012 and March 31, 2012. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to testing of all of the financial covenants. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company may have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation. The Company believes it will remain in compliance with all of the revised covenants through at least December 30, 2012.

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

MDFA Series A and B Bonds:

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

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair-value interest rate swaps totaled $5.4 and $5.6 million at September 30, 2012 and March 31, 2012, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on the Company’s consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

The Company and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was further extended to January 31, 2013 under the Eleventh Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note is limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2,000,000.   There were no borrowings outstanding under this facility as of September 30, 2012 and 2011.  As of September 30, 2012, $2.0 million was available for us to borrow. The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

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

Capital Lease:

The Company entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860.

NOTE 9 - INCOME TAXES

For the six months ended September 30, 2012 and 2011, the Company recorded an income tax benefit of $278,599 and income tax expense of $235,553, respectively. At the end of each interim period, the Company makes an estimate of its annual U.S. and PRC expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss.

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

As of September 30, 2012, the Company’s federal net operating loss carry-forward was approximately $1.5 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Under Section 382 of the Internal Revenue Code, we are substantially limited with regard to the amount of certain net operating loss carry forward that we may use in any given year in the future due to prior changes in our ownership.

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

NOTE 10- RELATED PARTY TRANSACTIONS

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease has an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by Company personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 18% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. For the six months ended September 30, 2012 and 2011, the Company paid approximately $0.5 million and $1.0 million to CSI for manufacturing services, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $10,703 and $11,378 for the six months ended September 30, 2012 and 2011, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 8,285,031 and 9,197,436 common shares underlying the Series A Convertible Preferred Stock as of September 30, 2012 and March 31, 2012, respectively.

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

During the six months ended September 30, 2012 and 2011, 697,984 and 898,000 shares of Series A Convertible Preferred Stock were converted into 912,400 and 1,173,861 shares of common stock, respectively. The Company had 6,337,998 and 7,035,982 shares of Series A Convertible Preferred Stock outstanding at September 30, 2012 and March 31, 2012, respectively.

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

Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. At September 30, 2012 and March 31, 2012 there were 100,000 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at September 30 and March 31, 2012.  The Company had 18,904,577 and 17,992,177 shares of common stock outstanding at September 30, 2012 and March 31, 2012, respectively.

For the six months ended September 30, 2012, the Company issued 912,400 shares of common stock in connection with Series A Convertible Preferred Stock conversions.

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

The fair market value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon the five-year U.S. Treasury yields. The Company uses the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock option exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the six months ended September 30, 2012 were 106% for volatility, a risk free interest rate of 0.083%, and expected term of approximately six years. At September 30, 2012, there were 453,506 shares of common stock were available for grant under the Plan.

The following table summarizes activity for the six months ended September 30, 2012:
	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Granted	50,000	$0.700
Forfeited	(26,666)	$--
Exercised	--	$--
Outstanding at 9/30/2012	2,439,000	$1.036	$400,700	7.30
Vested at 9/30/2012 or expected to vest	2,439,000	$1.036	$400,700	7.30
Exercisable at 9/30/2012	1,473,000	$0.893	$288,299	5.31

At September 30, 2012, there was $714,677 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the six months ended September 30, 2012 was $880,719.

The following is a summary of the status of the Company’s stock options outstanding but not vested for the six months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2012	1,489,000	$1.205
Granted	50,000	$0.700
Vested	(563,000)	$1.071
Forfeited	(10,000)	$1.045
Outstanding at 9/30/2012	966,000	$1.255

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash. At September 30, 2012, there were accounts receivable balances outstanding from four customers comprising 87% of the total receivables balance; the largest balance from a single customer represented 30% of our receivables balance, while the smallest balance from a single customer making up this group was 10%.  The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2012		March 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$1,404,269	30%	$1,160,957	24%
B	$1,232,582	26%	$426,083	9%
C	$995,193	21%	$561,927	11%
D	$445,934	10%	$726,908	15%

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the six months ended:

	September 30, 2012		September 30, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$3,361,526	22%	$1,013,759	6%
B	$2,898,858	19%	$762,591	5%
C	$2,335,696	15%	$--	--%
D	$1,631,652	11%	$2,297,613	14%
E	$1,439,797	10%	$4,649,032	29%
F	$61,164	-%	$2,222,595	14%
G	$120,962	1%	$1,693,128	10%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:
	Net Sales		Property, Plant and Equipment, Net
	Six months ended September 30, 2012	Six months ended September 30, 2011	September 30, 2012	March 31, 2012
United States	$13,667,736	$16,323,607	$7,098,912	$7,363,002
China	$1,556,555	$--	$26,884	$32,443

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

At September 30, 2012, we recorded a liability for deferred rent of $17,136 reflecting the difference between the expense recorded in the consolidated statement of operations and comprehensive income (loss) and the monthly rent cash payments paid to the lessor.

On November 15, 2010 and June 15, 2011, the Company entered into certain leases for approximately 1,000 sq. ft. of office space in Wuxi, China. The annual rental cost is approximately $27,000 and the leases expired on November 14, 2012. We also lease apartment space for certain expatriate employees who live and work in China. The annual rental cost is approximately $42,000 and the leases will expire on various dates during the fiscal year ended March 31, 2013, or fiscal 2013.

Rent expense for all operating leases for the six months ended September 30, 2012 and September 30, 2011 was $80,439 and $105,535, respectively.  Future minimum lease payments required under non-cancellable operating leases in the aggregate, at September 30, 2012, totaled $245,423. The totals for each annual period ended on September 30 were: 2013- $67,813, 2014- $61,236, 2015- $62,826 and 2016- $53,548.

Employment Agreements

The Company has employment agreements with its executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained.

Severance Agreement

On February 8, 2012, the Company’s President and General Manager for its Ranor operation in the U.S. retired. In connection with the above event, the Company was required to provide severance and certain post-employment benefits. As such, the Company recorded a charge of $226,945 associated with this event. A balance of $113,472 remains outstanding at September 30, 2012, and is included in accrued expenses on the consolidated balance sheet.

During the second quarter of fiscal 2013, Ranor was required to provide severance in connection with certain employee terminations. As such, the Company recorded a charge of $74,917 associated with this event. At September 30, 2012, a balance of $59,715 remained outstanding and is included in accrued expenses in the consolidated balance sheet.

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

Three and Six Months ended September 30,	2012	2011	2012	2011
Basic EPS
Net (loss) income	$(45,020)	$(88,098)	$(751,289)	$293,363
Weighted average number of shares outstanding	18,696,846	16,546,279	18,614,112	16,049,144
Basic income (loss) per share	$(0.00)	$(0.01)	$(0.04)	$0.02
Diluted EPS
Net income (loss)	$(45,020)	$(88,098)	$(751,289)	$293,363
Dilutive effect of stock options, warrants and preferred stock	--	--	--	8,094,812
Diluted weighted average shares	18,696,846	16,546,279	18,614,112	24,143,956
Diluted income (loss) per share	$(0.00)	$(0.01)	$(0.04)	$0.01

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six month periods ended September 30, 2012 and 2011, there were 5,808,674 and 6,907,806 shares, and 8,457,830 and 762,000 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

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

During the fiscal year ended March 31, 2012, or fiscal 2012, we brought our WCMC subsidiary online to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our alternative energy business. The impact on our Ranor facility was significant, as manufacturing for their largest customer was transferred to China. We backfilled our Ranor facility with orders from existing and new customers that required domestic production capacity. Also during fiscal 2012, weaker market demand for our services in the Alternative energy industry impacted sales in that sector and were 28% lower than in fiscal 2011. However, we were successful in increasing sales to customers in the Commercial and Nuclear sectors, which more than offset the lower sales volume with Alternative energy customers. We concluded fiscal 2012, with an order backlog of $22.4 million. Our backlog as of September 30, 2012 was approximately $26.1 million.

We historically have experienced, and continue to experience, customer concentration. Our six largest customers collectively accounted for 77% of our revenue for fiscal 2012. For the first six months of fiscal 2013 and 2012, our single largest customer accounted for approximately 22% and 29% of reported net sales, respectively. In any year, it is likely that five to seven significant customers (albeit not always the same customers from year to year) will account for between 4% to 29% individually and up to 87% in aggregate of our total annual revenues.

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

For the three months ended September 30, 2012, our net sales and net loss were $8.1 million and $45,020, and as compared to net sales of $7.1 million and net loss of $88,098 for the three months ended September 30, 2011. For the six months ended September 30, 2012, our net sales and net loss were $15.2 million and $0.8 million, and as compared to net sales of $16.3 million and net income of $0.3 million, respectively. Our gross margins for the three and six months ended September 30, 2012 and 2011 were 24.0% and 20.0%, and 26.8% and 26.6%, respectively. Gross margins for the three and six month periods ended September 30, 2012 and 2011 were negatively impacted by contract losses incurred on first article and prototyping projects for customers at Ranor. As the majority of the contract loss projects were completed during the first half of fiscal 2013 we expect gross margins will recover to historical levels during the second half of fiscal 2013.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins. In November 2010, we announced the formation of WCMC. This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China. Since the formation of WCMC, we have received numerous inquiries from current and potential customers for precision, large scale fabricated and machined metal components and systems in Asia. Based on the initial interest expressed, we believe there are attractive opportunities to expand our WCMC operations. During the quarters ended September 30, 2011, December 31, 2011 and March 31, 2012, WCMC provided initial production volumes on a single product line and completed first article production on four other product lines. After qualifying manufacturing capacity for five product lines on behalf of four customers in China, WCMC has received production volume orders for the production of sapphire chambers in fiscal 2013. At September 30, 2012, WCMC had a backlog of $1.5 million for the production of sapphire chambers.

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

Medical Industry

We have been exploring potential business applications focused on the medical industry. These efforts include the development and fabrication of transportation/storage solutions for radioactive isotopes and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer. In March 2012, our radioactive isotope customer received approval from the U.S. Nuclear Regulatory Commission, or NRC, to market its Type B transportation containers. Now that our radioactive isotope customer has received regulatory approval we are working on initial production orders during the 2012 calendar year as they launch their Type B transportation containers in the market. Our proton beam therapy customer has received U.S Food and Drug Administration, or FDA, clearance on June 11, 2012 for their proton beam therapy system and we believe we are positioned to benefit from this development with increased production orders as they begin marketing their regulated product.

 LED Lighting/Enabled Products

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method (HEM) sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies, including our customer GTAT, are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon within the solar industry. Accordingly, we believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and Asia. In February 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement which contemplates orders being placed under the agreement from March 2012 through February 2013. As of October 31, 2012, we have received purchase orders for $2.4 million of sapphire chambers under this purchase agreement. We are also working on qualifying manufacturing capacity for other customers who also have developed engineering designs for sapphire growth chambers.

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

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification. During fiscal 2012, we completed a 19,500 square foot expansion of our Westminster, Massachusetts facility at a cost of $1.7 million. The building expansion was completed and placed into service in September, 2011. We also completed the installation of a new $2.4 million gantry mill machine during the year and it was placed in service during January 2012. A portion of the proceeds from the December 2010 municipal bond financing were utilized to finance the building expansion and final payments on the gantry machine.

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

When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the ranges that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) are used.

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

As of September 30, 2012, our federal net operating loss carry-forward was approximately $1.5 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. At September 30, 2012, our purchase order backlog was $26.1million compared with $22.4 million at March 31, 2012.

Three Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue for the three months ended:

	September 30, 2012		September 30, 2011			Changes Period Ended September 30, 2012 to 2011
(dollars in thousands)	Amount	Percent	Amount	Percent		Amount	Percent
Net sales	$8,078	100%	$7,147	100%		$931	13%
Cost of sales	6,140	76%	5,231	73%		909	17%
Gross profit	1,938	24%	1,916	27%		22	(1	) %
Selling, general and administrative	1,924	24%	1,954	27%		(30)	(2	) %
(Loss) Income from operations	14	0%	(38)	--%		52	nm	%
Interest expense	(74)	(1)%	(78)	(1	) %	4	5%
Other income	4	--%	8	--%		(4)	(50	) %
Total other expense, net	(70)	(1)%	(70)	(1	) %	--	--%
(Loss) Income before income taxes	(56)	(1)%	(108)	(1	) %	52	48%
Income tax (benefit) expense	(11)	--%	(20)	--%		9	45%
Net (Loss) Income	$(45)	(1)%	$(88)	(1	) %	$43	49%
nm - not meaningful

Net Sales

Net sales increased by $0.9 million, or 13%, to $8.1 million for the three months ended September 30, 2012 when compared to the same period last year.  This increase in net sales was due primarily to shipments of sapphire chambers to our largest Alternative Energy customer in China. Net sales to our largest Alternative Energy customer increased by $0.8 million during the quarter ended September 30, 2012 when compared with the same quarterly period one year ago as our customer delayed alternative energy shipments until the third quarter of fiscal 2012. Net sales to our new Poly Silicon customer were $1.9 million in the quarter. Net sales also increased by $1.3 million in our Medical markets, reflecting fulfilled new orders for new equipment related to proton beam therapy. These increases were partially offset by a net sales decrease in the Commercial, Defense and Aerospace, and Nuclear sectors by $2.8 million, $0.2 million, and $0.1 million, respectively.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended September 30, 2012 increased by $0.9 million to $6.1 million, or 17%, from $5.2 million for the same period in fiscal 2012. The increase in the cost of sales was principally due to an increase in the volume of shipments to our customers. Gross profit was $1.9 million and $1.9 million for the three month periods ended September 30, 2012 and September 30, 2011, respectively. Gross margins were 24.0% and 26.8% for the same comparable periods, respectively.

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 decreased because of lower gross profit on contracts for first article production and prototyping at Ranor. Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended September 30, 2012 decreased by $29,899 or 1.5%.  SG&A was 23.8% as a percentage of sales during the second quarter of fiscal 2013, compared with 27.3% of net sales for the same period in fiscal 2012.  Cost reductions in general and administrative expenses more than offset an increase in severance, search and outside advisory service expenses.

Interest Expense

The following table reflects other income and interest expense for the three months ended September 30:

	2012	2011	$ Change	% Change
Interest income, other	$4	$8	$(4)	(50)%
Interest expense	$(74)	$(78)	$4	(5) %

Interest expense decreased by 5% for the three months ended September 30, 2012 when compared with the same period in fiscal 2011.  This decrease in interest expense is due to lower average levels of long-term debt and the absence of capitalized interest in fiscal 2013 when compared with the same prior year quarter.

Income Taxes

For the three months ended September 30, 2012, we recorded a tax benefit of $11,342 compared with a tax benefit of $20,494 for the comparable three month period ended September 30, 2011.

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

Net (Loss) Income

As a result of the factors described above, our net loss was $45,020, or $0.00 per share basic and fully diluted respectively, for the three months ended September 30, 2012, compared to net loss of $88,098, or $0.01 per share basic and fully diluted, for the three months ended September 30, 2011.

Six Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations for the six months ended September 30, 2012 and 2011, in dollars and as a percentage of revenue:

	September 30, 2012		September 30, 2011		Changes Period Ended September 30, 2012 to 2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$15,224	100%	$16,324	100%	$(1,100)	(7)%
Cost of sales	12,180	80%	11,981	73%	199	2%
Gross profit	3,044	20%	4,343	27%	(1,299)	(30)%
Selling, general and administrative	3,925	26%	3,687	23%	238	6%
(Loss) Income from operations	(881)	(6)%	656	4%	(1,537)	nm %
Interest expense	(154)	(1)%	(137)	(1)%	(17)	(12)%
Other income	5	--	10	--%	(5)	(50)%
Total other expense, net	(149)	(1)%	(127)	(1)%	(22)	(17)%
(Loss) Income before income taxes	(1,030)	(7)%	529	3%	(1,559)	nm %
Income tax (benefit) expense	(279)	(2)%	236	1%	(515)	nm	%
Net (Loss) Income	$(751)	(5)%	$293	2%	$(1,044)	nm	%
nm - not meaningful

Net Sales

Net sales decreased by $1.1 million, or 7%, to $15.2 million for the six months ended September 30, 2012 when compared to the same period last year.  We recorded lower revenue of $3.1 million on customer projects in the Commercial sector. This decrease in revenue was partially offset by higher revenue of $2.3 million recorded on new customer projects in the Alternative energy sector. However, shipments to other customers in Alternative Energy decreased by $3.8 million because of weak demand for alternative energy products. This overall decrease described above was partially offset by net sales to our customers in the Medical, Defense and Aerospace, and Nuclear markets, which increased by $2.1 million, $1.1 million, and $0.3 million, respectively.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2012 increased by $0.2 million to $12.2 million, or 2%, from $12.0 million for the same period in fiscal 2012. Gross margin for the six months period ended September 30, 2012 was lower than the prior year due to additional contract losses of $0.4 million incurred on first article and prototype contracts during the quarter ended June 30, 2012. Gross profit was $3.0 million compared with $4.3 million for the six month periods ended September 30, 2012 and September 30, 2011, respectively. Gross margins were 20.0% and 26.6% for the same comparable periods, respectively.

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 decreased because of lower gross profit on contracts for first article production and prototyping at Ranor. Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2012 were $3.9 million compared to $3.7 million for six months ended September 30, 2011, representing an increase of $0.2 million or 6%.  SG&A was 25.8% and 22.6% as a percentage of net sales for the same period in fiscal 2013 and 2012, respectively.  Primary drivers of this increase in expense were non-recurring costs of $218,000 related to severance benefits and executive search fees.

Interest Expense

The following table reflects other income and interest expense for the six months ended September 30:

	2013	2012	$ Change	% Change
Interest income, other	$5	$10	$(5)	(50)%
Interest expense	$(154)	$(137)	$(17)	12%

Interest expense increased by 12% or $17,264 for the six months ended September 30, 2012 when compared with the same period in fiscal 2011.  The increase in interest expense is primarily due to the absence of capitalized interest in fiscal 2013. We recorded capitalized interest of $30,412 during the six months ended September 30, 2011 in connection with our expansion project at Ranor.

Income Taxes

For the six months ended September 30, 2012, we recorded a tax benefit of $278,599 compared to income tax expense of $235,553 for federal and state taxes when compared to the six months ended September 30, 2011. The tax benefit for the six months ended September 30, 2012 was primarily the result of pretax losses from operations recorded at the U.S. federal and state statutory tax rates.

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

Net (Loss) Income

As a result of the factors described above, our net loss was $0.7 million or $0.04 per share basic and fully diluted respectively, for the six months ended September 30, 2012, compared to net income of $0.3 million, or $0.02 per share basic and $0.01 per share fully diluted, for the six months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $9.4 million as compared with working capital of $10.2 million at March 31, 2012, representing a decrease of $0.8 million or 8%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	September 30, 2012	March 31, 2011	Change Amount	Percentage Change
Cash and cash equivalents	$2,138	$2,823	$(685)	(24)%
Accounts receivable, net	$4,684	$4,902	$218	4%
Costs incurred on uncompleted contracts	$4,858	$3,910	$948	24%
Inventory - raw materials	$578	$374	$204	55%
Other current assets	$1,426	$1,487	$(61)	(4)%
Income taxes receivable	$1,198	$1,751	$(553)	(32)%
Current deferred tax assets	$1,055	$1,020	$35	3%
Accounts payable	$2,026	$1,361	$665	49%
Accrued expenses	$1,538	$2,425	$(887)	(37)%
Accrued taxes payable	$160	$160	$(133)	(83)%
Deferred revenues	$1,731	$799	$931	117%
Current maturity of long-term debt	$1,079	$1,359	$(280)	(21)%

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	September 30, 2012	September 30, 2011	Change Amount
Cash flows provided by (used in):
Operating activities	$78	$(964)	$1,042
Investing activities	(75)	(2,337)	2,216
Financing activities	(684)	966	(1,604)
Effects of foreign exchange rates on cash	(4)	7	(11)
Net decrease in cash and cash equivalents	$(685)	$(2,328)	$1,643

Operating activities

For the six months ended September 30, 2012, cash provided by operations was $78,277 as compared with cash used in operations of $964,271 for the comparable fiscal 2012 period, a change of $1,042,548. Cash provided by operations in fiscal 2013 was impacted by receipt of approximately $3.0 million in customer deposits reflecting an increase in customer orders and manufacturing activity. This amount was partially offset by our net loss and increased spending on completed projects and uncompleted projects in progress for the remaining volume mix of manufacturing activity related to new production projects which began in fiscal 2012. As all of our production activity is supported by firm orders from customers, the balance of costs incurred on uncompleted contracts will be billed and collected from customers as production billing milestones are achieved and when the orders are completed and delivered to the customer. Customers are billed for costs incurred on uncompleted projects in accordance with predetermined billing schedules or upon delivery of the customers order. We also received $0.6 million of federal income taxes refunded during fiscal 2013. We expect another $1.2 million will be refunded before the end of fiscal 2013.

Investing activities

During the six months ended September 30, 2012, we purchased approximately $75,109 in new equipment at our manufacturing facility in Westminster, MA.

Financing activities

Net cash used in financing activities was $0.7 million during the six months ended September 30, 2012 as compared with net cash provided by financing activities of $1.0 million for the same period in fiscal 2012. The primary use of cash under financing activities in fiscal 2013 and 2012 related to repayment of long-term debt. In fiscal 2012 we borrowed an additional $1.6 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, Massachusetts facility.

Debt Facilities

On December 30, 2010, the Company completed a $6,200,000 tax exempt bond financing with the MDFA pursuant to which the MDFA sold to the Bank the Series A Bonds and the Series B Bonds.  The Bank then loaned the proceeds of such sale to the Company under the terms of the MLSA.

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees the Company’s obligations to the Bank and subsequent holders of the Bonds. As of September 30, 2012 there was $3,895,833 and $1,485,714 outstanding under the Series A and Series B bonds, respectively.

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

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. The Company was in compliance with the leverage ratio covenant at September 30, 2012 as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that the Company have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. The Company reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and therefore was in compliance with this covenant.  The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumes on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that the Company shall not permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit is included in other current assets at September 30, 2012 and March 31, 2012. This collateral will be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could occur is December 31, 2012, the first date the Company will again be subject to testing of all of the financial covenants. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

Without the execution of the Eleventh Amendment for the applicable periods, the Company would have been required to reclassify all of its long-term debt as a current liability. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company may have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation. The Company believes it will remain in compliance with all of the revised covenants through at least December 31, 2013.

We believe that the $2.0 million revolving credit facility that expires on January 31, 2013, all of which is available and unused as of September 30, 2012, our capacity to access equipment-specific financing, plus our current cash balance of $2.1 million and ability to generate cash from operations, will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by us. Collateral securing such notes comprises all personal property of ours, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of September 30, 2012 was $285,714.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009. Borrowings available under this facility were converted to a note when the facility terminated. Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of September 30, 2012, there was $370,541 outstanding under this facility.

Under a Staged Advance Facility, the Bank made certain loans to the Company limited to a cap of $1,900,000 for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for payment of interest only monthly through February 28, 2011, and thereafter no further borrowings were permitted under this facility. The interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company is obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. As of September 30, 2012, there was $417,312 outstanding under this facility.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act.

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of September 30, 2012, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On November 1, 2012, the Board of Directors scheduled the date for our 2012 annual meeting of stockholders, or 2012 Annual Meeting, for December 5, 2012, at 10:00 a.m. As such, the date of the 2012 Annual Meeting will have changed by more than 30 days from the anniversary of our 2011 annual meeting of stockholders. Stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2012 Annual Meeting are considered to have been submitted in a timely fashion if such proposals were received by us no later than November 1, 2012. No such proposals have been submitted. To be raised at the 2012 Annual Meeting, stockholders should submit proposals to us by November 29, 2012. Such proposals should be delivered by certified mail to TechPrecision Corporation, 3477 Corporate Parkway, Suite 140, Center Valley, PA 18034, Attention:  Corporate Secretary.

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

TECHPRECISION CORPORATION (Registrant)

Dated: November 21, 2012	By:	/s/ James S. Molinaro
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