Form 10-Q
period 2012-12-31
TECHPRECISION CORP
filed 2013-02-19
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at February 8, 2013 was 19,558,176.

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,013,621	$2,823,485
Accounts receivable, less allowance for doubtful accounts of $25,010 and $25,010	3,491,693	4,901,791
Costs incurred on uncompleted contracts, in excess of progress billings	4,901,686	3,910,026
Inventories- raw materials	474,254	373,544
Income taxes receivable	1,426,405	1,751,169
Current deferred taxes	994,659	1,020,208
Other current assets	1,712,012	1,486,954
Total current assets	15,014,330	16,267,177
Property, plant and equipment, net	7,253,692	7,395,445
Noncurrent deferred taxes	61,009	118,005
Other noncurrent assets, net	95,767	270,630
Total assets	$22,424,798	$24,051,257

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,449,458	$1,361,611
Accrued expenses	1,441,062	2,424,695
Accrued taxes payable	203,210	159,987
Deferred revenues	921,992	799,413
Current maturity of long-term debt	937,094	1,358,933
Total current liabilities	5,952,816	6,104,639
Long-term debt, including capital leases	5,178,951	5,776,294
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Convertible Preferred Stock, with 5,837,998 and 7,035,982 shares issued and outstanding at December 31, 2012 and March 31, 2012, (liquidation preference of $1,663,829 and $2,005,254
at December 31, 2012 and March 31, 2012)	1,376,696	1,637,857
Common stock -par value $0.0001 per share, authorized, 90,000,000 shares issued and outstanding, 19,558,176 shares at December 31, 2012 and
17,992,177 at March 31, 2012	1,956	1,799
Additional paid in capital	5,119,077	4,412,075
Accumulated other comprehensive loss	(250,100)	(223,584)
Retained earnings	5,045,402	6,342,177
Total stockholders’ equity	11,293,031	12,170,324
Total liabilities and stockholders’ equity	$22,424,798	$24,051,257

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales	$7,293,877	$10,864,011	$22,518,168	$27,187,618
Cost of sales	5,409,770	10,124,081	17,590,257	22,105,308
Gross profit	1,884,107	739,930	4,927,911	5,082,310
Selling, general and administrative	2,293,810	1,924,095	6,218,409	5,610,744
Loss from operations	(409,703)	(1,184,165)	(1,290,498)	(528,434)
Other (expense) income	(29,095)	16,373	(26,585)	16,373
Interest expense	(64,919)	(77,547)	(219,403)	(214,769)
Interest income	1,454	4,316	4,335	14,723
Total other expense, net	(92,560)	(56,858)	(241,653)	(183,673)
Loss before income taxes	(502,263)	(1,241,023)	(1,532,151)	(712,107)
Income tax expense (benefit)	43,224	(92,682)	(235,375)	142,871
Net loss	$(545,487)	$(1,148,341)	$(1,296,776)	$(854,978)
Other comprehensive income (loss), before tax:
Change in unrealized gain (loss) on cash flow hedges	25,359	4,507	(53,783)	(417,422)
Foreign currency translation adjustments	(8,059)	(5,586)	6,052	12,597
Other comprehensive income (loss), before tax	17,300	(1,079)	(47,731)	(404,825)
Net tax expense (benefit) of other comprehensive income (loss) items	10,004	1,815	(21,215)	(168,095)
Other comprehensive income (loss), net of tax	7,296	(2,894)	(26,516)	(236,730)
Comprehensive loss	$(538,191)	$(1,151,235)	$(1,323,292)	$(1,091,708)
Net loss per share (basic)	$(0.03)	$(0.07)	$(0.07)	$(0.05)
Net loss per share (diluted)	$(0.03)	$(0.07)	$(0.07)	$(0.05)
Weighted average number of shares outstanding (basic)	19,089,289	17,072,721	18,773,080	16,364,844
Weighted average number of shares outstanding (diluted)	19,089,289	17,072,721	18,773,080	16,364,844

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,296,776)	$(854,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	624,763	370,289
Stock based compensation expense	448,608	372,385
Deferred income taxes	103,760	91,188
Provision for contract losses	20,000	566,397
Changes in operating assets and liabilities:
Accounts receivable	1,409,395	40,998
Costs incurred on uncompleted contracts, in excess of progress billings	(991,660)	(2,414,331)
Inventories – raw materials	(100,916)	437,494
Other current assets	(225,459)	(226,468)
Taxes receivable	324,764	(869,047)
Other noncurrent assets	141,039	(224,376)
Accounts payable	1,086,040	218,335
Accrued expenses	(1,058,854)	(184,455)
Accrued taxes payable	43,224	157,703
Deferred revenues	122,579	(228,074)
Net cash provided by (used in) operating activities	650,507	(2,746,940)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(395,367)	(2,342,542)
Net cash used in investing activities	(395,367)	(2,342,542)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	--	35,511
Tax expense from share-based compensation	--	(1,030)
Repayments of long-term debt, including capital lease	(1,065,558)	(1,111,239)
Borrowings of long-term debt	--	1,699,397
Net cash (used in) provided by financing activities	(1,065,558)	622,639
Effect of exchange rate on cash and cash equivalents	554	11,913
Net decrease in cash and cash equivalents	(809,864)	(4,454,930)
Cash and cash equivalents, beginning of period	2,823,485	7,541,000
Cash and cash equivalents, end of period	$2,013,621	$3,086,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$219,403	$246,938
Income taxes	$--	$764,306

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:
Nine months ended December 31, 2012

For the nine months ended December 31, 2012, the Company issued 1,565,999 shares of common stock in connection with the conversion of 1,197,984 shares of Series A Convertible Preferred Stock.

The Company recorded a liability of $259,960 (net of tax of $169,335) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

For the nine months ended December 31, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

Nine months ended December 31, 2011

For the nine months ended December 31, 2011, the Company issued 2,030,072 shares of common stock in connection with the conversion of 1,553,000 shares of Series A Convertible Preferred Stock.

The Company placed $2,172,420 of equipment into service which was under construction at the beginning of the fiscal year ended March 31, 2011.

Also, the Company recorded a liability of $243,844 (net of tax of $164,400) to reflect the fair value of an interest rate swap contract in connection with a tax-exempt bond financing transaction.

The accompanying notes are an integral part of the financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise, Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company,” “we,” “us,” or “our.” The Company manufactures large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the Alternative Energy, Medical, Nuclear, Commercial, and Defense and Aerospace industries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Classification

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheet as of December 31, 2012, the consolidated statements of operations and comprehensive loss for the three and nine-month periods ended December 31, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The consolidated balance sheet as of March 31, 2012 was derived from audited financial statements. In order to conform to the current year presentation, the provision for contract losses and accrued expenses on the consolidated statement of cash flows have been adjusted to conform to the current year presentation.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as presented in the consolidated balance sheet, approximates fair value due to the short-term nature of these instruments.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. The Company’s China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China, or PRC, banking regulations. Cash on deposit with a large national China-based bank was $396,171 and $692,524 at December 31, 2012 and March 31, 2012, respectively.

Foreign currency translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currency of the Company’s China subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830,   Foreign Currency Matters, foreign currency translation adjustments of subsidiaries operating outside the U.S. are included in stockholders’ equity as a component of accumulated other comprehensive loss, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income (loss) as incurred.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was bad debt expense of $0 for the nine months ended December 31, 2012 and 2011, respectively.

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

In accordance with ASC No. 360, Property, Plant & Equipment, the Company's property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments recorded for the nine months ended December 31, 2012 and 2011.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. The Company leases its office facilities for various terms under long-term, non-cancelable lease agreements. The leases expire at various dates through 2016 and provide for renewal options ranging from three months to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At December 31, 2012 and March 31, 2012, the Company had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity as a component of accumulated other comprehensive loss and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

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

The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires, is sold, terminated, exercised, or management determines to remove the designation of a cash flow hedge. See Note 8 for additional disclosure related to interest rate swaps.

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

The Company’s warrants were excluded from derivative accounting because they are indexed to the Company’s unregistered common stock and are classified in stockholders’ equity.

Selling, General, and Administrative Expense

Selling, general and administrative expenses include items such as executive compensation, business travel and advertising costs. Selling, general and administrative expenses amounted to $6.2 million and $5.6 million for the nine months ended December 31, 2012 and 2011, respectively. Advertising costs are expensed as incurred. Other general and administrative expenses include items for the Company’s administrative functions and for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services.

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

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in loss from operations amounted to $448,608 and $372,385 for the nine months ended December 31, 2012 and 2011, respectively. See Note 13 for additional disclosures related to stock based compensation.

Net Loss per Share of Common Stock

Basic net loss per common share is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted net loss per common share is calculated using net loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, stock options and warrants calculated using the treasury stock method. See Note 13 for additional disclosures related to stock based compensation.

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

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned during the performance of the combined contracts.

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

Income Taxes

In accordance with ASC No. 740, Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of April 1, 2013 and do not anticipate that it will have a material impact on reported financial position and results of operations.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	March 31, 2012
Land	$110,113	$110,113
Building and improvements	3,345,662	3,345,662
Machinery equipment, furniture and fixtures	8,477,009	8,102,700
Equipment under capital leases	46,378	56,242
Total property, plant and equipment	11,979,162	11,614,717
Less: accumulated depreciation	(4,725,470)	(4,219,272)
Total property, plant and equipment, net	$7,253,692	$7,395,445

Depreciation expense for the three and nine months ended December 31, 2012 and 2011 was $194,925 and $583,574, and, $132,119 and $357,341, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

	December 31, 2012	March 31, 2012
Cost incurred on uncompleted contracts, beginning balance	$10,879,743	$7,958,153
Plus: Total cost incurred on contracts during the period	12,606,514	31,104,174
Less: cost of sales, during the period	(17,590,257)	(28,182,584)
Cost incurred on uncompleted contracts, ending balance	$5,896,000	$10,879,743

Billings on uncompleted contracts, beginning balance	$6,969,717	$5,104,301
Plus: Total billings incurred on contracts, during the period	16,542,765	35,132,194
Less: Contracts recognized as revenue, during the period	(22,518,168)	(33,266,778)
Billings on uncompleted contracts, ending balance	$994,314	$6,969,717

Cost incurred on uncompleted contracts, ending balance	$5,896,000	$10,879,743
Billing on uncompleted contracts, ending balance	(994,314)	(6,969,717)
Cost incurred on uncompleted contracts, in excess of progress billings	$4,901,686	$3,910,026

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of December 31, 2012 and March 31, 2012, the Company had deferred revenues totaling $921,992 and $799,413, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   The Company records provisions for losses within costs of sales in its consolidated statement of operations and comprehensive loss. The Company also receives advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow the Company to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

	December 31, 2012	March 31, 2012
Payments advanced to suppliers	$371,186	$77,000
Prepaid taxes, maintenance renewals	36,752	34,785
Prepaid insurance	195,815	220,496
Collateral deposits (see Note 8)	1,054,324	1,052,500
Other	53,935	102,173
Total	$1,712,012	$1,486,954

NOTE 6 – OTHER NONCURRENT ASSETS
	December 31, 2012	March 31, 2012
Collateral deposit (see Note 8)	$30,213	$171,252
Deferred loan costs, net of amortization	65,554	99,378
Total	$95,767	$270,630

NOTE 7 - ACCRUED EXPENSES
	December 31, 2012	March 31, 2012
Accrued compensation	$464,179	$970,088
Interest rate swaps market value	429,295	375,512
Provision for contract losses	224,918	887,458
Other	322,670	191,637
Total	$1,441,062	$2,424,695

NOTE 8 – LONG-TERM DEBT
The following debt obligations were outstanding as of:	December 31, 2012	March 31, 2012
Sovereign Bank Secured Term Note due March, 2013	$142,857	$571,429
Sovereign Bank Capital Expenditure Note due November 2014	324,576	490,292
Sovereign Bank Staged Advance Note due March 2016	389,491	445,133
MDFA Series A Bonds due January 2021	3,825,000	4,002,083
MDFA Series B Bonds due January 2018	1,392,857	1,624,999
Obligation under capital lease	41,264	1,291
Total long-term debt	6,116,045	7,135,227
Principal payments due within one year	(937,094)	(1,358,933)
Principal payments due after one year	$5,178,951	$5,776,294

On February 24, 2006, the Company entered into a loan and security agreement, or the Loan Agreement, with Sovereign Bank, or the Bank, which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided the Company with a secured term loan of $4.0 million, or the Term Note, and a revolving line of credit of up to $2.0 million, or Revolving Note. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3.0 million, or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to the Company a loan facility, or Staged Advance Note, in the amount of up to $1.9 million for the purpose of acquiring a gantry mill machine.

On December 30, 2010, the Company completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds together with the Series A Bonds, the Bonds. The proceeds of such sales were loaned to the Company under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bond owner and Disbursing Agent), or the MLSA.

In connection with the December 30, 2010 bond financing, the Company executed an Eighth Amendment to the Loan Agreement, or Eighth Amendment. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all outstanding obligations of the Company under the MLSA. Under the MLSA and the Eighth Amendment, the Company was required, as of the end of each fiscal quarter, to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1; and that the Company’s leverage ratio will be less than or equal to 3:1.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million.

The bond balance exceeded such maximum loan amount at December 31, 2011 by approximately $490,000. On October 28, 2011, the Company and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance is being amortized down at the current monthly debt principal amount of $17,708. At December 31, 2012, the restricted cash is classified as a collateral deposit in other current and noncurrent assets of $212,500 and $30,213, respectively.

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

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. The Company was in compliance with the leverage ratio covenant at September 30, 2012, as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that the Company have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. The Company reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and, therefore, was in compliance with this covenant. The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumes on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that the Company was not to permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit was included in other current assets at December 31, 2012 and March 31, 2012. This collateral was to be released to the Company upon successful compliance with all debt covenant tests. The earliest date this could have occurred was December 31, 2012, the first date the Company would have been again subject to testing of all of the financial covenants. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing was to resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

On February 14, 2013, the Company executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The actual fixed charge ratio at December 31, 2012 was negative 41% and the actual interest coverage ratio was negative 256% as the Company reported an operating loss for the three months ended December 31, 2012. The leverage ratio covenant remained in effect (and must not be greater than 2:1). The Company was in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at March 31, 2013 on a trailing three month basis, and continue at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, the Company paid the Bank a fee of $7,500 and is required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The $840,000 collateral will be released to the Company upon successful compliance with all debt covenant tests for the period ended June 30, 2013.  The earliest this could occur is March 31, 2013, the first date the Company will again be subject to testing of all financial covenants.

Without the execution of the Twelfth Amendment for the applicable periods and the Company's determination that it expects to be in compliance for each of the next four quarterly periods, the Company would have been required to reclassify all of its long-term debt as a current liability. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company may have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation.  The Company believes it will achieve compliance with all of the revised covenants quarterly through at least December 31, 2013.

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

MDFA Series A and B Bonds:

On December 30, 2010, the Company and Ranor completed a $6.2 million tax exempt bond financing with the MDFA pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of the MLSA, dated as of December 1, 2010, by and among the Company, Ranor, MDFA and the Bank.

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees, Ranor’s obligations to the Bank and subsequent holders of the Bonds.

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

In connection with the Bond financing, the Company and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, the Company and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $5.3 and $5.6 million at December 31, 2012 and March 31, 2012, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on the Company’s consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

The Company and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance.   The borrowing limit on the Revolving Note is limited to the sum of 70% of the Company’s eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million.   There were no borrowings outstanding under this facility as of December 31, 2012 and 2011.  As of December 31, 2012, $2.0 million was available for us to borrow. The Company pays an unused credit line fee of 0.25% on the average unused credit line amount in the previous month.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $0.5 million and has been amended several times resulting in a borrowing limit of $3.0 million. On November 30, 2009, the Company elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3%. Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014.

Staged Advance Note:

The Bank made certain loans to the Company limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company was obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

The Company entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860.

NOTE 9 - INCOME TAXES

For the nine months ended December 31, 2012 and 2011, the Company recorded an income tax benefit of $235,375 and income tax expense of $142,871, respectively. At the end of each interim period, the Company makes an estimate of its annual U.S. and PRC expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss.

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has determined that it is more likely than not that certain future tax benefits may not be realized.  Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carry-forwards.  A change in the estimates used to make this determination could require a reduction in deferred tax assets if they are no longer considered realizable.

As of March 31, 2012, the Company’s federal net operating loss carryforward was approximately $1.25 million. If not utilized, the federal net operating loss carryforward will begin to expire in 2025. Under Section 382 of the Internal Revenue Code, we are substantially limited with regard to the amount of certain net operating loss carry forward that we may use in any given year in the future due to prior changes in our ownership.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company’s foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2008 and forward remain open for examination.  The Company recognizes interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in its Consolidated Statements of Operations and Comprehensive Loss.

NOTE 10- RELATED PARTY TRANSACTIONS

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. This lease has been renewed on a monthly basis going forward. In addition to leasing property from an affiliate of CSI, the Company subcontracts fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by Company personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 18% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. For the nine months ended December 31, 2012 and 2011, the Company paid approximately $1.1 million and $1.5 million to CSI for manufacturing services, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $15,503 and $15,213 for the nine months ended December 31, 2012 and 2011, respectively.

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

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of the Company to meet the levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 7,631,431 and 9,197,436 common shares underlying the Series A Convertible Preferred Stock as of December 31, 2012 and March 31, 2012, respectively.

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

Upon any liquidation the Company is required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock. Also, under the terms of the purchase agreement, the investor has the right of first refusal in the event that the Company seeks to raise additional funds through a private placement of securities, other than exempt issuances. The percentage of shares that investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Convertible Preferred Stock owned by the investor to the total of such shares.

On August 14, 2009, our Board adopted a resolution authorizing and directing that the designated shares of Series A Convertible Preferred Stock be increased from 9,000,000 to 9,890,980.

During the nine months ended December 31, 2012 and 2011, 1,197,984 and 1,553,000 shares of Series A Convertible Preferred Stock were converted into 1,565,999 and 2,030,072 shares of common stock, respectively. The Company had 5,837,998 and 7,035,982 shares of Series A Convertible Preferred Stock outstanding at December 31, 2012 and March 31, 2012, respectively.

Common Stock Purchase Warrants

On February 15, 2011, the Company entered into a contract with a third party pursuant to which the Company issued two-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share.   Using the Black-Scholes options pricing formula assuming a risk free rate of 0.30%, volatility of 79%, a term of one year, and the price of the common stock on February 15, 2011 of $1.65 per share, the value of the warrant was calculated at $0.51 per share issuable upon exercise of the warrant, or a total of $51,428. Since the warrant permitted delivery of unregistered shares, the Company has the control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. At December 31, 2012 and March 31, 2012 there were 100,000 warrants issued and outstanding.

Common Stock

The Company had 90,000,000 authorized common shares at December 31 and March 31, 2012.  The Company had 19,558,176 and 17,992,177 shares of common stock outstanding at December 31, 2012 and March 31, 2012, respectively. For the nine months ended December 31, 2012, the Company issued 1,565,999 shares of common stock in connection with Series A Convertible Preferred Stock conversions.

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

On July 2, 2012, the Company granted stock options to certain current board directors to purchase 20,000 shares of common stock at an exercise price of $0.61 per share, the fair market value on the date of grant. Fifty percent of the options will vest after six months, and fifty percent will vest after eighteen months.

On December 5, 2012, the Company granted stock options to a newly appointed board director to purchase 50,000 shares of common stock at an exercise price of $1.02 per share, the fair market value on the date of grant. Sixty percent of the options will vested immediately, and twenty percent will vest after twelve and twenty four months, respectively.

The fair market value is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon the five-year U.S. Treasury yields. The Company uses the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock option exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the nine months ended December 31, 2012 ranged from 103.5% to 106.1% for volatility, a risk free interest rate from 0.061% to 0.083%, and expected term of approximately six years. At December 31, 2012, there were 418,506 shares of common stock were available for grant under the Plan.

The following table summarizes activity for the nine months ended December 31, 2012:
	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Granted	120,000	$0.818
Forfeited	(51,666)	$--
Exercised	--	$--
Outstanding at 12/31/2012	2,484,000	$1.027	$883,224	7.11
Vested at 12/31/2012 or expected to vest	2,484,000	$1.027	$883,224	7.11
Exercisable at 12/31/2012	1,594,666	$0.895	$652,425	5.19

At December 31, 2012, there was $589,214 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the nine months ended December 31, 2012 was $717,863.

The following is a summary of the status of the Company’s stock options outstanding but not vested for the nine months ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2012	1,489,000	$1.205
Granted	120,000	$0.818
Vested	(668,000)	$1.080
Forfeited	(51,666)	$1.650
Outstanding at 12/31/2012	889,334	$1.263

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

At December 31, 2012, there were accounts receivable balances outstanding from six customers comprising 83% of the total receivables balance; the largest balance from a single customer represented 27% of our receivables balance, while the smallest balance from a single customer making up this group was 8%.  The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2012		March 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$946,738	27%	$426,083	9%
B	$445,934	13%	$726,908	15%
C	$441,087	13%	$219,305	4%
D	$427,851	12%	$561,927	11%
E	$380,899	11%	$691,677	14%
F	$271,367	8%	$1,160,957	24%

The Company has been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the nine months ended:

	December 31, 2012		December 31, 2011
Customer	Dollars	Percent	Dollars	Percent
A	$4,932,574	22%	$--	--%
B	$3,361,526	15%	$2,777,631	10%
C	$3,268,739	15%	$--	--%
D	$2,736,642	12%	$10,446,139	38%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Nine months ended December 31, 2012	Nine months ended December 31, 2011	December 31, 2012	March 31, 2012
United States	$19,650,626	$24,008,367	$7,230,484	$7,363,002
China	$2,867,542	$3,179,251	$23,208	$32,443

NOTE 16 – COMMITMENTS

Leases

On November 17, 2010, the Company entered into a lease agreement to lease approximately 3,200 sq. ft. of office space in Center Valley, Pennsylvania to be used as the Company’s corporate headquarters.  The Company took possession of the office space on April 1, 2011.  Under the lease, the Company’s payment obligations were deferred until the fifth month after it takes possession, at which time the Company will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to base rent, the Company will pay to the landlord certain operating expenses and other fees in accordance with the terms of the lease.  Payment of base rent and other fees under the lease may be accelerated if the Company fails to satisfy its payment obligations in a timely manner, or otherwise defaults on its obligations under the lease. The lease expires sixty-four months after the date of the lease. The Company may elect to renew the lease for an additional five-year term. The lease contains customary representations and covenants regarding occupancy, maintenance and care of the property.

At December 31, 2012, we recorded a liability for deferred rent of $16,764 reflecting the difference between the expense recorded in the consolidated statement of operations and comprehensive loss and the monthly rent cash payments paid to the lessor.

On November 15, 2010 and June 15, 2011, the Company entered into certain leases for approximately 1,000 sq. ft. of office space in Wuxi, China. The annual rental cost is approximately $27,000 and the leases expired on November 14, 2012 and will be renewed going forward on a monthly basis. We also lease apartment space for certain expatriate employees who live and work in China. The annual rental cost is approximately $42,000 and the leases will expire on various dates during the fiscal year ending March 31, 2013.

Rent expense for all operating leases for the nine months ended December 31, 2012 and December 31, 2011 was $137,001 and $136,553, respectively.  Future minimum lease payments required under non-cancellable operating leases in the aggregate, at December 31, 2012, totaled $242,160. The totals for each annual period ended on December 31 were: 2013- $59,513, 2014- $61,104, 2015- $62,693 and 2016- $58,850.

Employment Agreements

The Company has employment agreements with its executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained.

Severance Agreement

On February 8, 2012, the Company’s President and General Manager for its Ranor operation in the U.S. retired. In connection with the above event, the Company was required to provide severance and certain post-employment benefits. As such, the Company recorded a charge of $226,945 associated with this event. A balance of $76,458 remains outstanding at December 31, 2012, and is included in accrued expenses on the consolidated balance sheet.

During the second quarter of fiscal 2013, Ranor was required to provide severance in connection with certain employee terminations. As such, the Company recorded a charge of $74,917 associated with this event. At December 31, 2012, a balance of $17,896 remained outstanding and is included in accrued expenses in the consolidated balance sheet.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required.

	Three months ended Dec. 31, 2012	Three months ended Dec. 31, 2011	Nine months ended Dec. 31, 2012	Nine months ended Dec. 31, 2011
Basic EPS
Net Loss	$(545,487)	$(1,148,341)	$(1,296,776)	$(854,978)
Weighted average number of shares outstanding	19,089,289	17,072,721	18,773,080	16,364,844
Basic Loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.05)
Diluted EPS
Net Loss	$(545,487)	$(1,148,341)	$(1,296,776)	$(854,978)
Dilutive effect of stock options, warrants and preferred stock	--	--	--	--
Diluted weighted average shares	19,089,289	17,072,721	18,773,080	16,364,844
Diluted Loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.05)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine month periods ended December 31, 2012 and 2011, there were 5,053,475 and 4,325,006 shares, and 4,734,449 and 12,442,306 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On February 11, 2013, the Company received a $1,401,091 of federal tax loss carryback refund. This carryback refund was requested by the Company in conjunction with the filing of it March 31, 2012 federal tax return and represents a partial refund of federal taxes paid for the tax years ended March 31, 2011 and 2010. The carryback refund offsets the tax loss reported for the period ended March 31, 2012 against taxes paid for the prior two years.

On February 14, 2013, the Company executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The leverage ratio covenant will remain in effect. The Company was in compliance with the leverage ratio covenant at December 31, 2012. Without the execution of the Twelfth Amendment, the Company would have been required to reclassify all of its long-term debt as a current liability at December 31, 2012. Additionally, the Bank required that the Company continue to maintain $840,000 in a restricted cash account pledged as additional collateral. This amount equals the total due for the next two quarters of debt service. This collateral will be released back to the Company upon successful compliance with all debt covenant tests. The ratio of earnings available to cover fixed charges and the interest coverage covenant testing will resume at March 31, 2013 on a trailing three month basis, and continue at June 30, 2013 on a trailing six month basis and September 30, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on December 31, 2013. Under the Twelfth Amendment, the Company shall not permit earnings available for fixed charges to be less than 125%, interest coverage to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. The Company believes that it will remain in compliance with all of the revised covenants through at least December 31, 2013.

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

During the fiscal year ended March 31, 2012, or fiscal 2012, we brought our WCMC subsidiary online to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our Alternative Energy business. The impact on our Ranor facility was significant, as manufacturing for their largest customer was transferred to China. To replace that transferred business we backfilled our Ranor facility with orders from existing and new customers that required domestic production capacity. Also during fiscal 2012, weaker market demand for our services in the Alternative Energy industry impacted sales in that sector and were 28% lower than in fiscal 2011. However, we were successful in increasing sales to customers in the Commercial and Nuclear sectors, which more than offset the lower sales volume with Alternative Energy customers. We concluded fiscal 2012, with an order backlog of $22.4 million. Our backlog as of December 31, 2012 was approximately $21.9 million.

We historically have experienced, and continue to experience, customer concentration. Our six largest customers collectively accounted for 78% of our revenue for fiscal 2013. For the first nine months of fiscal 2013 and 2012, our single largest customer accounted for approximately 22% and 38% of reported net sales, respectively. In any year, it is likely that five to seven significant customers (albeit not always the same customers from year to year) will account for revenues ranging from 4% to 29% individually, and up to 90% in aggregate of our total annual revenues.

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

For the three months ended December 31, 2012, our net sales and net loss were $7.3 million and $0.5 million as compared with net sales of $10.9 million and net loss of $1.1 million for the three months ended December 31, 2011. For the nine months ended December 31, 2012, our net sales and net loss were $22.5 million and $1.3 million, and as compared with net sales of $27.2 million and net loss of $0.9 million, respectively. Our gross margins for the three and nine months ended December 31, 2012 and 2011 were 25.8% and 21.9%, and 6.8% and 18.7%, respectively. Gross margins for the three and nine month periods ended December 30, 2011 were negatively impacted by contract losses incurred on first article and prototyping projects at Ranor. As the majority of the contract loss projects were completed during the first half of fiscal 2013, we expect gross margins will recover to historical levels during the balance of fiscal 2013.

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

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to expand our business into areas that have shown increasing demand and which we believe could generate higher margins. In November 2010, we announced the formation of WCMC. This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China. Since the formation of WCMC, we have received numerous inquiries from current and potential customers for precision, large scale fabricated and machined metal components and systems in Asia. Based on the initial interest expressed, we believe there are attractive opportunities to expand our WCMC operations. During the fiscal 2012, WCMC provided initial production volumes on a single product line and completed first article production on four other product lines. After qualifying manufacturing capacity for five product lines on behalf of four customers in China, WCMC has received production volume orders for the production of sapphire chambers in fiscal 2013. Through the period ended December 31, 2012, WCMC shipped $2.0 million of production units for sapphire chambers.

Rising energy demands along with increasing environmental concerns are likely to drive demand in the Alternative Energy industry, particularly the solar, wind and nuclear power industries. Because of our capabilities and the nature of the equipment required by companies in the Alternative Energy industries, we are uniquely qualified to deliver services in this sector. We also expect to market our services for medical device applications where customer requirements demand strict tolerances and an ability to manufacture complex heavy equipment.

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

Defense and Aerospace

During the fiscal years ended March 2012 and 2011, our sales to customers in the defense and aerospace sectors comprised approximately 25% of our annual sales. We believe that budget and cost containment initiatives by the U.S. Government may drive prime contractors to increase their levels of outsourcing and subcontracting.

Accordingly, we maintain active dialogues with existing and prospective defense related customers on programs where our unique manufacturing capabilities might provide these prime government contractors with opportunities to source additional manufacturing through our Ranor division in Massachusetts.

Medical Industry

We have been exploring potential business applications focused in the Medical industry. Our proton beam therapy customer received U.S Food and Drug Administration, or FDA, clearance on June 11, 2012 for their proton beam therapy system and we believe we are positioned to benefit from this development with increased production orders as they begin marketing their regulated product. On January 7, 2013 we announced that a five-year agreement was signed to exclusively produce complete product assemblies for Proton Beam cancer treatment equipment in the U.S. and Asia. We expect this agreement will result in $115.0 million in new orders over a five year period. Our efforts also include the development and fabrication of transportation/storage solutions for radioactive isotopes and the development and fabrication of critical components for proton beam therapy machines designed to be utilized in the treatment of cancer.

In March 2012, our radioactive isotope customer received approval from the U.S. Nuclear Regulatory Commission, or NRC, to market its Type B transportation containers. Now that our radioactive isotope customer has received regulatory approval we are working on initial production orders during fiscal 2013 as they launch their Type B transportation containers in the market.

 LED Lighting/Enabled Products

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method (HEM) sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies, including our customer GTAT, are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature furnaces much like those we have been producing for the processing of polysilicon within the solar industry. Accordingly, we believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with both existing customers and potential customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and Asia. In February 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement which contemplates orders being placed under the agreement from March 2012 through February 2013. As of December 31, 2012, we have delivered $2.0 million of sapphire chambers under this purchase agreement. We are also working on qualifying manufacturing capacity for other customers who also have developed engineering designs for sapphire growth chambers.

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

During fiscal 2012, we expanded into the polysilicon field through receipt of a $4.8 million order to manufacture polysilicon reactor chambers for an existing customer. Polysilicon reactor chambers operate upstream of the solar equipment we have historically manufactured. Accordingly, this order presents an opportunity to further diversify our product portfolio within the solar sector. The initial production units covered by this order are expected to ship in the fourth quarter of fiscal 2013.

Expansion of Manufacturing Capabilities

In addition to the expansion of our existing manufacturing capabilities, we may, from time to time, pursue opportunistic acquisitions to increase and strengthen our manufacturing, marketing, product development and customer diversification. During fiscal 2012, we completed a 19,500 sq. ft. expansion of our Westminster, Massachusetts facility at a cost of $1.7 million. The building expansion was completed and placed into service in December, 2011. We also completed the installation of a new $2.4 million gantry mill machine during the year and it was placed in service during January 2012. A portion of the proceeds from the December 2010 municipal bond financing were utilized to finance the building expansion and final payments on the gantry machine.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make assumptions, estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Consolidated Financial Statements describe the significant accounting policies used in preparation of the consolidated financial statements.

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

As of March 31, 2012, our federal net operating loss carry-forward was approximately $1.25 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

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

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress toward fulfillment of our obligations under our contracts.

A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. At December 31, 2012, our purchase order backlog was $21.9 million compared with $22.4 million at March 31, 2012.

Three Months Ended December 31, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended:

	December 31, 2012		December 31, 2011		Changes Period Ended December 31, 2012 to 2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,293	100%	$10,864	100%	$(3,571)	(33)%
Cost of sales	5,409	74%	10,124	93%	(4,715)	(47)%
Gross profit	1,884	26%	740	7%	1,144	155%
Selling, general and administrative	2,293	31%	1,924	18%	369	19%
Loss from operations	(409)	(6)%	(1,184)	(11)%	(775)	(66)%
Interest expense	(65)	(1)%	(77)	--%	(12)	(16)%
Other income	(28)	--%	20	--%	48	nm %
Total other expense, net	(93)	(1)%	(57)	--%	36	63%
Loss before income taxes	(502)	nm %	(1,241)	nm %	(739)	nm %
Income tax expense (benefit)	43	nm %	(93)	nm %	136	nm %
Net Loss	$(545)	nm %	$(1,148)	nm %	$(603)	nm %
nm - not meaningful

Net Sales

Net sales decreased by $3.6 million, or 33%, to $7.3 million for the three months ended December 31, 2012 when compared to the same period last year.  This decrease in net sales was due primarily to lower shipments to our Alternative Energy customers in China. Net sales to Alternative Energy customers decreased by $3.8 million compared with the same quarter in fiscal 2012. Net sales in the third quarter of last year included $3.4 million of solar furnace production completed during the second quarter for which the customer delayed delivery until the third quarter. As a result, the highest sales volume reported last year was in the third quarter.  Also, net sales to our new Poly Silicon customer were lower than forecasted in the fiscal 2013 quarter due to customer change orders that extended the production cycle and deferred revenue into fourth quarter of fiscal 2013.

Net sales increased by $1.7 million in our Medical markets, reflecting fulfilled new orders for proton beam therapy equipment. These increases were partially offset by a net sales decrease of $1.7 million in the Commercial markets. Net sales to Nuclear markets increased by $0.2 million.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended December 31, 2012 decreased by $4.7 million to $5.4 million, or 47%, from $10.1 million for the same period in fiscal 2012. The decrease in the cost of sales was principally due to a decrease in the unit volume of shipments to our customers. Gross profit was $1.9 million and $0.7 million for the three month periods ended December 31, 2012 and December 31, 2011, respectively. Gross margins were 25.8% and 6.8% for the same comparable periods, respectively.

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 increased because of a reduction in contract losses for first article production and prototyping at Ranor. Gross margin in the prior year third quarter was negatively impacted by $0.6 million of contract losses. Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended December 31, 2012 increased by $0.4 million or 19%.  SG&A was 31% as a percentage of net sales during the third quarter of fiscal 2013, compared with 18% of net sales for the same period in fiscal 2012.  SG&A for the quarter ended December 31, 2012 included $145,000 of nonrecurring executive search fees, $50,000 of increased severance costs, and a $42,000 increase in share based compensation. Additionally, professional fees were $162,000 higher, but this increase was partially offset by a $50,000 reduction in travel related expenses when compared to fiscal 2012.

Interest Expense

Interest expense decreased by 16% for the three months ended December 31, 2012 when compared with the same period in fiscal 2012.  This decrease in interest expense was due to lower average levels of long-term debt which offset the absence of capitalized interest in fiscal 2013 when compared with the same prior year quarter.

Income Taxes

For the three months ended December 31, 2012, we recorded a tax expense of $43,224 compared with a tax benefit of $92,682 for the comparable three month period ended December 31, 2011. We did not record a tax benefit during the period in connection with our U.S. pretax losses because it is more likely than not that any tax benefit would not be realized and subject to valuation allowance.

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

Net Loss

Our net loss was $545,587 or $0.03 per share basic and fully diluted respectively, for the three months ended December 31, 2012, compared to net loss of $1.1 million or $0.07 per share basic and fully diluted, for the three months ended December 31, 2011.

Nine Months Ended December 31, 2012 and 2011

The following table sets forth information from our statements of operations for the nine months ended December 31, 2012 and 2011:
	December 31, 2012		December 31, 2011		Changes Period Ended December 31, 2012 to 2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$22,518	100%	$27,188	100%	$(4,670)	(17)%
Cost of sales	17,590	78%	22,105	81%	(4,515)	(20)%
Gross profit	4,928	22%	5,083	19%	(155)	(3)%
Selling, general and administrative	6,218	28%	5,611	21%	607	11%
Loss from operations	(1,290)	(6)%	(528)	(2)%	762	nm %
Interest expense	(219)	(1)%	(215)	(1)%	4	2%
Other income	(23)	--%	31	--%	54	nm %
Total other expense, net	(242)	(1)%	(184)	(1)%	58	32%
Loss before income taxes	(1,532)	nm %	(712)	nm %	820	nm %
Income tax (benefit) expense	(235)	nm %	143	nm	378	nm %
Net Loss	$(1,297)	nm %	(855)	nm %	$442	nm %
nm - not meaningful

Net Sales

Net sales decreased by $4.7 million, or 17%, to $22.5 million for the nine months ended December 31, 2012 compared with the same period last year.  Net sales to Alternative Energy customers decreased by $5.4 million during the period ended December 31, 2012 when compared with the same period one year ago, as demand for solar chambers continued to be weak.  Net sales decreased by $4.8 million in the Commercial markets as certain prototype units, in production for most of fiscal 2012, shipped in the early part of fiscal 2013.These net sales decreases were offset by increases of $3.9 million in our Medical markets, reflecting fulfilled new orders for new proton beam therapy equipment. Also, shipments to customers in the Defense and Aerospace and the Nuclear markets increased by $1.1 million and $0.5 million, respectively.

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2012 decreased by $4.5 million to $17.6 million, or 20%, from $22.1 million for the same period in fiscal 2012. Gross profit was $4.9 million compared with $5.1 million for the nine month period ended December 31, 2012 and December 31, 2011, respectively. Gross profit for the nine months period ended December 31, 2012 was lower than the prior year due to additional contract losses of $0.3 million incurred on first article and prototype contracts. Gross margins were 21.9% and 18.7% for the same comparable nine month periods, respectively.

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 increased because of improved throughput for first article production and prototyping at Ranor. The production mix at Ranor shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2012 were $6.2 million compared to $5.6 million for the same period in fiscal 2012, representing an increase of $0.6 million or 11%.  SG&A was 28% and 21% as a percentage of net sales for the same period in fiscal 2013 and 2012, respectively.  The primary driver of the increase was non-recurring search fees of $304,000 and $115,000 of expenses related to severance benefits and outside advisory services. Also, share based compensation was $76,000 higher than the prior year. Additionally, professional fees increased by $283,000, but this increase in expense was partially offset by $170,000 of reduced travel related costs when compared to the same nine month period in fiscal 2012. Travel related costs were higher last year due to startup activities in the first full year for our China subsidiary.

Interest Expense

Interest expense increased by 2% for the nine months ended December 31, 2012 when compared with the same period in fiscal 2012.  The increase in interest expense is primarily due to the absence of capitalized interest in fiscal 2013. We recorded capitalized interest of approximately $40,000 during the nine months ended December 31, 2011 in connection with our expansion project at Ranor.

Income Taxes

For the nine months ended December 31, 2012, we recorded a tax benefit of $235,375 compared to income tax expense of $142,871 for federal and state taxes when compared to the nine months ended December 31, 2011. The tax benefit for the nine months ended December 31, 2012 was primarily the result of pretax losses from operations recorded at the U.S. federal statutory tax rates. Our U.S. Federal tax benefit remained unchanged from that recorded at September 30, 2012 because of the expectation that it would be more likely than not that any additional tax benefit would not be realized and subject to valuation allowance.

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

Net Loss

Our net loss was $1.3 million or $0.07 per share basic and fully diluted respectively, for the nine months ended December 31, 2012, compared to net loss of $0.9 million, or $0.05 per share basic and fully diluted, for the nine months ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $9.1 million compared with working capital of $10.2 million at March 31, 2012, a decrease of $1.1 million or 11%. The following table sets forth the changes in the components of our working capital:

(dollars in thousands)	December 31, 2012	March 31, 2012	Change Amount	Percentage Change
Cash and cash equivalents	$2,013	$2,823	$(810)	(29)%
Accounts receivable, net	$3,491	$4,902	$(1,411)	(29)%
Costs incurred on uncompleted contracts	$4,902	$3,910	$992	25%
Inventory - raw materials	$474	$374	$100	27%
Other current assets	$1,712	$1,487	$225	15%
Income taxes receivable	$1,426	$1,751	$(325)	(19)%
Current deferred tax assets	$995	$1,020	$(25)	(2)%
Accounts payable	$2,449	$1,361	$1,088	80%
Accrued expenses	$1,441	$2,425	$(984)	(41)%
Accrued taxes payable	$203	$160	$43	27%
Deferred revenues	$922	$799	$123	15%
Current maturity of long-term debt	$937	$1,359	$(422)	(31)%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	December 31, 2012	December 31, 2011	Change Amount
Cash flows provided by (used in):
Operating activities	$651	$(2,747)	$3,398
Investing activities	(395)	(2,343)	1,948
Financing activities	(1,066)	623	(1,689)
Effects of foreign exchange rates on cash	--	12	(12)
Net decrease in cash and cash equivalents	$(810)	$(4,455)	$3,645

Operating activities

For the nine months ended December 31, 2012, cash provided by operations was $0.7 million as compared with cash used in operations of $2.7 million for the comparable fiscal 2012 period, a change of $3.4 million. Cash provided by operations in fiscal 2013 includes   receipt of approximately $3.0 million in customer deposits reflecting an increase in customer advances on orders and manufacturing activity. This amount was partially offset by our net loss and increased spending on completed projects and uncompleted projects in progress for the remaining volume mix of manufacturing activity related to new production projects which began in fiscal 2012. As all of our production activity is supported by firm orders from customers, the balance of costs incurred on uncompleted contracts will be billed and collected from customers as production billing milestones are achieved and when the orders are completed and delivered to the customer. Customers are billed for costs incurred on uncompleted projects in accordance with predetermined billing schedules or upon delivery of the customer orders. We also received $0.6 million of federal income tax refunds during fiscal 2013. We collected $1.4 million of federal tax carryback refunds in the fourth quarter of fiscal 2013.

Investing activities

During the nine months ended December 31, 2012, we paid $395,367 primarily for new equipment installed at our manufacturing facility in Westminster, MA.

Financing activities

Net cash used in financing activities was $1.1 million during the nine months ended December 31, 2012 as compared with net cash provided by financing activities of $622,639 for the same period in fiscal 2012. The primary use of cash under financing activities in fiscal 2013 and 2012 related to repayment of long-term debt. In fiscal 2012 we borrowed an additional $1.9 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, Massachusetts facility.

Debt Facilities

On December 30, 2010, the Company completed a $6.2 million tax exempt bond financing with the MDFA pursuant to which the MDFA sold to the Bank the Series A Bonds and the Series B Bonds.  The Bank then loaned the proceeds of such sale to the Company under the terms of the MLSA.

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and used to finance the 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, MA.  The proceeds of the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.  Under the MLSA and related documents, the Westminster facility secures, and the Company further guarantees the Company’s obligations to the Bank and subsequent holders of the Bonds. As of December 31, 2012 there was $3.8 million and $1.4 million outstanding under the Series A and Series B bonds, respectively.

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

On July 6, 2012, the Company executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and December 31, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. The Company was in compliance with the leverage ratio covenant at September 30, 2012 as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that the Company have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. The Company reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and therefore was in compliance with this covenant.  The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumes on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that the Company was not to permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, the Company paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The collateral deposit included in other current assets at December 31, 2012 and March 31, 2012. This collateral was to be released to the Company upon successful compliance with all debt covenant tests. The earliest date this has occured is December 31, 2012, the first date the Company would have again been subject to testing of all of the financial covenants. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing was to resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

The Company did not meet the earnings available for fixed charges or interest coverage covenants at December 31, 2012 as it had an operating loss of $1.3 million for the nine month period ended. The actual ratios for earnings available for fixed charges and interest coverage at December 31, 2012 were negative 41% and negative 256%, respectively.

On February 14, 2013, the Company executed the Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and interest coverage ratio covenants at December 31, 2012. In connection with the Twelfth Amendment, the Company paid the Bank a fee of $7,500 and extended the pledge of the $840,000 collateral deposit established by the Eleventh Amendment through June 30, 2013. This collateral will be released to the Company upon successful compliance with all debt covenant tests at June 30, 2013. The Twelfth Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing at March 31, 2013 be tested on a trailing three month basis, a trailing six month basis at June 30, 2013, and a trailing nine month basis at September 30, 2013, and at December 31, 2013 and each quarter thereafter, on a trailing twelve month basis.

Without the execution of the Twelfth Amendment for the applicable periods and the Company's determination that it expects to be in compliance for each of the next four quarterly periods, the Company would have been required to reclassify all of its long-term debt as a current liability. In addition, if the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company may have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. In the event of default (which default may occur in connection with a non-waived breach), the Bank may choose to accelerate payment of any long-term debt outstanding and, under certain circumstances, the Bank may be entitled to cancel the facilities. If the Company were unable to obtain a waiver for a breach of covenant and the Bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy any payment due, may require the Company to seek alternate financing to satisfy any accelerated payment obligation. The Company believes it will achieve compliance with all of the revised covenants quarterly through at least December 31, 2013.

We believe that the $2.0 million revolving credit facility that was extended through July 31, 2013 by the Twelfth Amendment, all of which was available and unused as of December 31, 2012, our capacity to access equipment-specific financing, plus our current cash balance of $2.0 million and ability to generate cash from operations, will be sufficient to enable us to satisfy our cash requirements for the foreseeable future. Nevertheless, it is possible that we may require additional funds to the extent that we upgrade or expand our manufacturing facilities.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by us. Collateral securing such notes comprises all personal property of ours, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

The term note issued on February 24, 2006 has a term of seven years with an initial fixed interest rate of 9%.  The interest rate on the term note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the term note will bear interest at the prime rate plus 1.5%, payable on a quarterly basis.   Principal is payable in quarterly installments of $142,857 plus interest, with a final payment due on March 1, 2013.  The balance outstanding on the term note as of December 31, 2012 was $142,857.

We also had a $3.0 million capital expenditure facility which was available until November 30, 2009.   The capital expenditure facility was not renewed upon its expiration on November 30, 2009. Borrowings available under this facility were converted to a note when the facility terminated. Principal and interest payments are due monthly based on a five year amortization schedule.  The current rate of interest is based on LIBOR, plus 3%.  Any unpaid balance on the capital expenditures facility is to be paid on November 30, 2014.  As of December 31, 2012, there was $324,576 outstanding under this facility.

The Bank made certain loans to the Company limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, the Company was obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. As of December 31, 2012, there was $389,491 outstanding under this facility.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act.

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Twelfth Amendment to Loan Agreement dated February 14, 2013 by and between Ranor, Inc. and Sovereign Bank, N.A. (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on February 19, 2013 and incorporated herein by reference).

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

TECHPRECISION CORPORATION (Registrant)

Dated: February 19, 2013	By:	/s/ James S. Molinaro
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