Form 10-K
period 2013-03-31
TECHPRECISION CORP
filed 2013-08-16
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.8 million.

The number of shares outstanding of the registrant’s common stock as of August 8, 2013 was 19,956,871.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Our Business

We are a global manufacturer of precision, large-scale fabricated and machined metal components and systems operating two wholly-owned subsidiaries, Ranor, Inc., or Ranor, a Delaware corporation, located in Westminster Massachusetts, USA, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People’s Republic of China, or China, located in Wuxi City, Jiangsu Province, China. Our products are used in a variety of markets including: alternative energy, medical, nuclear, defense, industrial, and aerospace. Our mission is to be the leading end-to-end global service provider to our markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

On November 4, 2010, we announced the formation of WCMC to meet the demand for local manufacture and machining of components in China. We formed WCMC after consultation with a large customer in the solar energy industry, and in order to meet demand for solar and nuclear energy components in Asia, including China in particular.  During the fiscal year ended March 31, 2011, or fiscal 2011, we undertook organizational and start-up activities at WCMC, including forming the entity, obtaining the necessary licenses to conduct business in China, and identifying and qualifying manufacturing subcontractors within China. Our relationship with the subcontractors is confirmed when we issue purchase orders for manufacturing services. WCMC subcontracts all fabrication and machining services and such subcontracted services are overseen by our own personnel.

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

References in this annual report to “the Company”, “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise.

General

Our manufacturing operations within the U.S. are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility is the home for state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, and manufacturing), quality control (inspection and testing), materials procurement and production control (scheduling, project management and expediting) and final assembly. During fiscal 2012, we completed an expansion project at our Massachusetts facility that expanded our manufacturing capacity by an additional 19,500 square feet.  This expansion project was completed in September 2011 at a cost of approximately $1.7 million, which was financed in part from the proceeds of a Massachusetts Development Authority bond financing that was completed in December 2010. During the third quarter of fiscal 2012 we completed the installation and testing of a new $2.4 million gantry mill machine. This machine was placed into service during January 2012.

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

Our operations in China are conducted through WCMC. WCMC, through its subcontractors, provides large-scale precision component fabrication and machining solutions for solar and LED markets in Asia. WCMC is co-located with one of the largest forges in the industry and is positioned to provide our customers in Asia with quality, durable, and efficient current and next-generation components that address industry-specific needs. WCMC is licensed in China as a trading company, allowing it to contract freely with multiple manufacturers within China to source the manufacturing capacity and expertise required by our customers and their product designs. In February 2012, WCMC received certification that its Quality Management Systems comply with the requirements of ISO 9001: 2008 indicating that WCMC operates to this international standard.

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

In addition to manufacturing services, WCMC also provides field service repairs for our customers who have their proprietary equipment deployed and operating at their customer locations within Asia.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead time delivery schedules. During fiscal 2013, a supplier that provided forging, accounted for 15% of our purchased material. There was no other single supplier that provided 10% or more of purchased raw materials in fiscal 2013 or fiscal 2012.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are focused on delivering robust production solutions to such projected unit design and technology requirements. We accomplish this by introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2013. We spent $0.3 million in fiscal 2012 on research and development.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our largest customer in fiscal 2013 was Mevion Medical Systems, Inc., or Mevion, which accounted for 24% of our net sales. Mevion is a radiation therapy company dedicated to advancing the treatment of cancer. We build components and major assemblies for Mevion’s Proton Therapy Systems which are being installed at certain institutions throughout North America. Our largest customer in fiscal 2012 was GT Advanced Technologies, or GTAT, which accounted for 34% of our net sales. GTAT is a leading global provider of production technology and materials for the solar, LED and other specialty markets that engaged us to manufacture production furnaces for the manufacturing of solar panels and LED products.

Our business is dependent on purchase orders, or POs, received from our customers for work. Certain of these POs are issued under long-term purchase agreements. We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  Sales to our top six customers accounted for 79% and 77% of total net sales for fiscal 2013 and 2012, respectively. Our customer base consists of many businesses in the markets identified above.

The revenue derived from these markets during fiscal 2013 and fiscal 2012 are highlighted within the table below (dollars in thousands):

As of March 31	2013		2012
Net Sales	Amount	Percent	Amount	Percent
Alternative Energy	$9,270	29%	$14,470	44%
Defense & Aerospace	$9,232	28%	$8,501	26%
Medical	$7,666	24%	$1,096	3%
Nuclear	$3,684	11%	$2,109	6%
Commercial	$2,620	8%	$7,091	21%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by individual customers in their specific markets that accounted for 10% or more of our revenue in either of the two past fiscal years ended (dollars in thousands):

March 31	2013		2012
Net Sales by Customer type	Amount	Percent	Amount	Percent
Medical	$7,666	24%	$-	*%
Alternative Energy	$6,087	19%	$-	*%
Defense	$4,800	15%	$3,388	10%
Alternative Energy	$-	* %	$11,307	34%

* No single customer in market accounted for 10% or more of our revenue during the period.

For fiscal 2013 and fiscal 2012, WCMC generated $3.3 and $4.6 million of our total revenue, respectively. WCMC shipped its first production units to a customer in Asia in March 2011. The global downturn in demand for alternative energy components has limited our ability to scale larger order volumes for WCMC in China.

At March 31, 2013, we had a backlog of orders totaling approximately $16.4 million which included no orders for WCMC. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at the end of fiscal 2012 was $22.4 million. As of July 31, 2013, our backlog was $19.2 million.

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

Environmental Compliance

We are subject to compliance with United States federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2013 were not material.

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

Personnel

As of March 31, 2013, we had approximately 170 full-time employees, of whom 55 are salaried and 115 are hourly. Of those employees, 7 employees are located in China at WCMC. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

We believe the following are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We are not in compliance with certain financial covenants under our Loan and Security Agreement with Sovereign Bank and have incurred operating losses for the past two years. These factors raise substantial doubt about our ability to continue as a going concern.

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Sovereign Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement,  and the Bank has not agreed to waive the non-compliance with the covenants at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days’ written notice. As a consequence, we have classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. The Bank is evaluating its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

We incurred operating losses of $2.4 million and $2.1 million for the periods ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had cash and cash equivalents of $3.1 million, of which $0.5 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under its revolving line of credit during the quarter ended March 31, 2013, and have repaid this borrowing in full in July 2013. In addition, we have $1.0 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the year ended March 31, 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $11.2 million at March 31, 2013 and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income and our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our Loan Agreement. If we are able to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Our going concern may have an adverse effect on our customer and supplier relationships.

Our relationships with our customers and suppliers are predicated on the belief that we will continue to operate as a going concern. Certain of our customers may not enter into sales contracts with us if there is uncertainty regarding our ability to continue as a going concern. This may have an adverse effect on our ability to grow our revenues and increase our backlog, which is a key component of our plan to continue as a going concern. Current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows. While management has developed plans to continue to operate as a going concern, in the event such adverse consequences should occur, we cannot provide assurance that we will successfully execute these plans.

We have a history of operating losses, and we may incur additional losses in the future. Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

We have recorded net losses in each of the last two fiscal years, and we cannot be certain that we will regain profitability in the future.

Our operating results historically have been difficult to predict and have at times significantly fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of all of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our common stock would likely decline. Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.

Our inability to use a short form registration statement on Form S-3 may affect our ability to access the capital markets, if needed.

A Registration Statement on Form S-3, or Form S-3, permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timey filed all required reports for a period of 12 months. Because we did not timely file this Annual Report on Form 10-K, we will not be eligible to use Form S-3 for a period of at least 12 months (assuming we timely file our required filings within such 12 month period). Due to our inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long form registration and may experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies and continue to operate as a going concern.

The terms of certain of our financing arrangements may impair our ability to raise capital.

The securities purchase agreement pursuant to which we sold our Series A Convertible Preferred Stock to Barron Partners provides the holders of our Series A Convertible Preferred Stock with certain rights, particularly a right of first refusal on certain future equity financings, that may impair our ability to raise capital in the equity markets.

In addition the Loan Agreement contains restrictive covenants and other provisions that could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry, and our debt obligations include restrictive covenants which may restrict our operations or otherwise adversely affect us.

Our current credit facilities contain, and any future credit facilities will likely contain, restrictive covenants and other provisions that could have important negative consequences to our business, including, without limitation:

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

We have identified a material weakness in our internal control over financial reporting, and if we fail to remediate this material weakness and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our published financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of March 31, 2013, management identified a material weakness in the Company's internal control over financial reporting. Specifically, we did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over Ranor financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system, and intensified during the fourth quarter of fiscal 2013 as a result of turnover of accounting personnel at Ranor. As a result of this material weakness, we made a number of late or post-closing adjustments to net sales, cost of sales, stock based compensation expense, contract loss reserves, selling, general and administrative expenses, cash, and related footnote disclosures in order to prepare the consolidated financial statements and footnotes included in this Form 10-K.

To address this material weakness, we have begun to formalize our accounting policies and plan to implement an account reconciliation process to provide guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. In addition, we hired a new Ranor Controller during the fourth quarter of fiscal 2013.

We believe that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control process and will diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies.

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

Some competitors may be better known, with greater resources at their disposal, and some have lower production costs.  For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract.  For other products, we may be competing against foreign manufacturers who have a lower cost of production.  If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products.  In such event, we would be at a disadvantage in seeking to obtain that contract.  We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and the price in selecting a vendor for their products.  Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales.  To remain competitive, we will need to invest continuously in manufacturing, product development and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

The demand for certain products we produce may be cyclical.

Demand in our end-use markets, including companies in the renewable energy (solar and wind), medical, nuclear, defense, industrial, and aerospace industries can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Costs of certain critical raw material, such as inconel, titanium, stainless steel, high strength steel and other alloys, among others, have been volatile due to factors beyond our control.  Raw material costs are included in our contracts with customers but in some cases we are exposed to changes in raw material costs from the time purchase orders are placed to when we purchase the raw materials for production.  Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

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

Failure to obtain and retain skilled technical personnel could impede our operations.

Our production facilities in both the U.S. and China require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

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

We have limited insurance coverage in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and fluctuating rates of inflation.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

We are subject to new regulations related to conflict minerals which could adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten, gold and certain other minerals, known as conflict minerals, in products manufactured by public companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. These new rules will require due diligence efforts in fiscal year 2014 and thereafter, with the first conflict minerals report due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products.

In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2013 our largest customer accounted for 24% of our revenue and our three largest customers accounted for 58% of our revenue.  For the year ended March 31, 2012, our three largest customers accounted for approximately 53% of our revenue, with the largest accounting for 34% of our revenue.  In addition, as of March 31, 2013, we had a $16.4 million order backlog, of which $15.3 million was attributable to ten customers.  As a result, the default in payment by any of our major customers, the loss of existing orders or to the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer, accounted for 24% of our revenue in the year ended March 31, 2013, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are at an early stage and are dependent on the equity capital markets to finance their purchase of our products.

As a result, these customers could experience financial difficulties, business reversals or lose orders or anticipated orders which would reduce or eliminate the need for the products which they ordered from us, and as a result they could be unable or unwilling to fulfill their contracts with us.  There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us.  Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results.  If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products.  These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from the projects and may incur contract losses.  We cannot assure you that our revenue will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur some expenses relating to the project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project is not recognized, during this period.  We cannot assure you that our operating results will not decline in future periods as a result of changes in customers’ orders or their requirements for the products that they ordered.

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

Tightening of credit in financial markets may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long lived assets across our businesses.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties.  Additionally, the volatility in the financial markets and disruptions or downturns in other areas of the global or U.S. economies, could negatively impact our business.  These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable.  As a result, our business, financial condition and results of operations could be materially adversely affected.

We rely in part on international sales, which are associated with various risks.

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars).  Any of these factors could materially adversely affect our results for the period in which they occur.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

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

The issuance of shares of our common stock as compensation may dilute the value of existing stockholders and may affect the market price of our stock.

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

Because of our cash requirements and restrictions in the terms of our preferred stock and our debt agreements, we may be unable to pay dividends.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, and  actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers additions or departures of key personnel; and developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock at a profit and may otherwise negatively affect the liquidity of our common stock.  In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit.  Such a lawsuit could also divert the time and attention of our management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 145,000-square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts 01473. On December 20, 2010, we, through Ranor, purchased the Westminster property pursuant to a purchase and sale agreement, by and among the former owner of the property, WM Realty (an entity controlled by our director, Andrew Levy), and Ranor. Prior to consummation of the sale under such purchase and sale agreement, we had leased the purchased property from WM Realty. During fiscal 2012, we expanded the Westminster facility to increase its manufacturing capacity by an additional 19,500 square feet.  The total cost of the expansion was $1.7 million and this expansion was financed from the proceeds of a bond financing we completed with the Massachusetts Development Authority in December 2010 (see Note 8, Long-Term Debt, in the notes to our audited financial statements for additional information).

On November 17, 2010, we entered into a lease agreement pursuant to which we leased approximately 3,200 square feet of office space in Center Valley, Pennsylvania now used as our corporate headquarters.  We took possession of the property on April 1, 2011.  Under the Center Valley lease, our payment obligations were deferred until the fifth month after taking possession, at which time we pay annual rent of approximately $60,000 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the lease.  In addition, we are required to pay certain operating expenses and other fees in accordance with the terms of the lease.  All of our payment obligations under the Center Valley lease may be accelerated if we fail to satisfy our payment obligations under the lease in a timely manner, or otherwise default on our obligations under the Center Valley lease, which expires on March 17, 2016. We may elect to renew the lease for an additional five-year term.

We lease approximately 1,100 square feet of office space in Wuxi City, Jiangsu Province, China, which houses WCMC.  The lease has a one-year term and provides for rent of approximately $2,200 per month. We also lease apartment space for our expatriate employees who live and work in China for approximately $2,200 per month.

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

Item 4. Mine Safety Disclosures

Not applicable to the Registrant.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Leonard M. Anthony (1)(2)(3)	59	Executive Chairman
Richard F. Fitzgerald	50	Chief Financial Officer
Robert Francis	55	President and General Manager of Ranor, Inc.

(1) Member of the audit committee, or Audit Committee
(2) Member of the compensation committee, or Compensation Committee
(3) Chairman of our board of directors

Leonard M. Anthony, has been a member of our board of directors since September 2010 and currently serves as our Executive Chairman. Mr. Anthony’s primary professional activity, since September 2008, has been serving on the board of directors for MRC Global, Inc. where he chairs the audit committee. Previously, Mr. Anthony served as the President and Chief Executive Officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel from December 2007 to October 2008. Mr. Anthony has more than 25 years of financial and operational management experience. From April 2005 to August 2007, Mr. Anthony was the Executive Vice President and Chief Financial Officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries. Mr. Anthony earned a B.S. in Accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.

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

Robert Francis, has served as President and General Manager of Ranor since February 2012. Prior to joining Ranor, Mr. Francis was the Vice President and General Manager, GKN Monitor Aerospace, a division of GKN Aerospace, a provider of highly engineered subsystems and components for the aerospace, defense and space industries, from March 2007 to January 2012. Prior to that, he held operational positions in a variety of organizations primarily specializing in the design and fabrication of composite components, supplying to the aerospace, defense and commercial markets. Mr. Francis has a Master of Science in Business Administration
from Boston University and a Bachelor of Science in Engineering from the United States Military Academy at West Point. He served as a Captain in the U.S. Army from 1980-1985.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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
	High	Low
Fiscal year ended March 31, 2013
4th Quarter (three months ended March 31, 2013)	$1.42	$1.02
3rd Quarter (three months ended December 31, 2012)	$1.23	$0.76
2nd Quarter (three months ended September 30, 2012)	$1.00	$0.55
1st Quarter (three months ended June 30, 2012)	$0.85	$0.55

Fiscal year ended March 31, 2012
4th Quarter (three months ended March 31, 2012)	$1.10	$0.70
3rd Quarter (three months ended December 31, 2011)	$1.25	$0.87
2nd Quarter (three months ended September 30, 2011)	$1.72	$1.01
1st Quarter (three months ended June 30, 2011)	$2.09	$1.60

As of August 8, 2013, we had approximately 886 record holders of our common stock. We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the Series A Convertible Preferred Stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this annual report on Form 10K. This annual report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in Item 1A “Risk Factors” and elsewhere in this Form 10-K as well as and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, to change the composition of our revenues and effectively reduce operating expenses, our ability to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, market and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

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

We historically have experienced, and continue to experience, customer concentration. Our five largest customers collectively accounted for 74% of our revenue for fiscal 2013. For fiscal 2013 and 2012, our largest customer accounted for approximately 24% and 34% of reported net sales, respectively. In any year, it is likely that our top five significant customers (albeit not always the same customers from year to year) will account for up to 74% in aggregate of our total annual revenues.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For fiscal 2013, our net sales and net loss were $32.5 million and $2.4 million, as compared to net sales of $33.3 million and net loss of $2.1 million, for fiscal 2012.  Our gross margin for fiscal 2013 was 20.2% as compared to 15.3% for fiscal 2012. Fiscal 2012 margin was impacted by $2.4 million of contract losses and unplanned costs incurred on first article projects and prototyping for customers of Ranor.

During fiscal 2012 we brought our WCMC subsidiary online to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our alternative energy business. The impact on our Ranor facility was significant because manufacturing for their largest customer was transferred to China. We replaced the transferred business backfilling our Ranor facility with orders from existing and new customers that required domestic production capacity. In fiscal 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement. As of March 31, 2013, we have received purchase orders and delivered $2.1 million of sapphire chambers under this purchase agreement.

At March 31, 2013, we were not in compliance with our financial covenants in the Loan Agreement, and the Bank has not agreed to waive the non-compliance with the covenants at March 31, 2013. The Bank also did not renew the revolving credit facility which expired on July 31, 2013. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, we have classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. In addition, we incurred operating losses of $2.4 million and $2.1 million for the periods ended March 31, 2013 and 2012, respectively.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity  and Capital Resources.”

Growth Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into stronger markets that have shown increasing demand.   We aim to establish our expertise in Program and Project Management and develop and expand a repeatable customer business model in our strongest markets. In November 2010, we announced the formation of WCMC.   This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China.  Since forming WCMC, we have produced, through subcontractors, primarily alternative energy products in China for GTAT and several other customers. During the years ended March 31, 2013 and 2012, WCMC’s net sales were $3.3 million and $4.6 million respectively.

Alternative Energy

Historically alternative energy has been our largest market served and has comprised a significant amount of annual net sales. The primary products we have manufactured for alternative energy customers, including GTAT, have been multi-crystalline and mono-crystalline solar furnaces, sapphire furnaces as well as polysilicon reactor vessels.  During fiscal 2013 and 2012, the pace at which solar and sapphire manufactures increased their production capacity was slow.  As a result our sales volume to customers within the alternative energy sector comprised only 28.5% of total sales for fiscal 2013, as compared with 43.5% in fiscal 2012.

Defense and Aerospace

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering turnkey defense components to our customers stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Defense components the Ranor team has delivered include critical sonar housings and fairings, vertical launch missile tubes, and magnetic motor system components. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at their facility and at our customer’s own defense component manufacturing facilities. We have developed and built Tier 1 and Tier 2 relationships with our customers and will continue to seek opportunities in this sector where we have a Tier 1 or Tier 2 supplier relationship.

Over the course of the past year, we have increased our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications it maintains and its ability to offer turn-key fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Medical Industry

For several years we have been providing production services to Mevion for the manufacture of its proprietary proton beam radiotherapy system.  Mevion received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in June 2012 to market its proton radiotherapy device.  Presently Mevion has eleven systems under development with customers in the U.S.  In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for Mevion’s proton beam system.  During the year ended March 31, 2013, Mevion became our largest customer and accounted for $7.7 million in net sales.  We expect that sales volume to Mevion will increase as Mevion further expands the market launch of its innovative proton therapy device.

Nuclear Energy

In February 2013, we completed the initial manufacture of Type B radioactive isotope transport casks on behalf of our customer, Alpha-Omega Services, Inc.  We have been working with this customer for several years while it was seeking U.S. Nuclear Regulatory Commission, or NRC, license approval of its proprietary Type B radioactive isotope transport casks.  As this customer’s cask design meets the NRC’s most recent regulatory requirements for Type B transport casks, we and our customer expect increased demand for this product as the NRC requires companies that transport radioactive isotopes to replace their existing Type B transport casks with casks that meet the latest NRC requirements.

Over the next 10 years, 26 nuclear power plants are scheduled to be built in China, five in the United States and five in Europe (including three in the United Kingdom). The 2011 nuclear tragedy in Japan has bolstered demand for advanced nuclear reactor designs with passive safety systems. We believe this represents a significant opportunity for us as Ranor is one of the few facilities in the United States that has the certifications required to produce the necessary components for new plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

LED Lighting/Enabled Products

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method or HEM, sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies, including our customer GTAT, are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature vacuum furnaces much like those we have been producing for the processing of polysilicon within the solar industry. We believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with existing customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry. In fiscal 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement. We have shipped production units for $2.1 million of sapphire chambers under this purchase agreement in fiscal 2013.

Plant Expansion

During fiscal 2012, we completed a 19,500 square foot expansion of our Westminster, Massachusetts facility at a cost of $1.7 million. The building expansion was completed and placed into service in September, 2011. We also completed the installation of a new $2.4 million gantry mill machine which was placed in service during fiscal 2012. A portion of the proceeds from December 2010 municipal bond financing were utilized to finance the building expansion and final payments on the gantry machine.

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

Revenue Recognition

We account for revenues and earnings in our business using the percentage-of-completion method of accounting. We recognize contract revenue and gross profit under this method as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered.

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

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  If we determine that it is more likely than not that certain future tax benefits may not be realized, a valuation allowance will be recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards.  A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. Our tax expense for fiscal 2013 includes the result of recording a full valuation allowance on our deferred tax assets.

As of March 31, 2013, our federal net operating loss carry-forward was approximately $2.2 million. If not utilized, the federal net operating loss carry-forward will expire in 2033. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carry forward used in any one year in the future is substantially limited. We will carryback $1.2 million of fiscal 2013 net operating losses against our net taxable income for 2011 resulting in a net refund of $0.3 million.

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

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling  obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Years Ended March 31, 2013 and 2012

The following table sets forth information from our statements of operations, in dollars and as a percentage of revenue:
	2013		2012			Changes Year Ended March 31, 2013 to 2012
(dollars in thousands)	Amount	Percent	Amount	Percent		Amount	Percent
Net sales	$32,473	100%	$33,267	100%		$(794)	(2)%
Cost of sales	25,914	80%	28,183	85%		(2,269)	(8)%
Gross profit	6,559	20%	5,084	15%		1,475	29%
Selling, general and administrative	8,161	25%	8,448	25%		(287)	(3)%
Loss from operations	(1,602)	(5)%	(3,364)	(10)%		1,762	52%
Other income (expense):
Other income (expense)	(29)	--%	19	--%		(48)	nm	%
Interest expense	(310)	(1)%	(267)	(1	) %	(43)	(16	) %
Interest income	2	--%	20	--%		(18)	(90	) %
Total other expense, net	(337)	(1)%	(228)	(1	) %	(109)	(48	) %
Loss before income taxes	(1,939)	(6)%	(3,592)	(11)%		1,653	46%
Income tax expense (benefit)	472	1%	(1,469)	(4)%		1,941	nm	%
Net Loss	$(2,411)	(7)%	$(2,123)	(6)%		$(288)	(13	) %

Net Sales

In fiscal 2013, net sales decreased by $0.8 million, or 2%, to $32.5 million. Our net sales to Medical customers increased by $6.6 million when compared with fiscal 2012 on increased orders from our proton beam therapy customer for components and assemblies. Demand for components and products sold to our Defense and Aerospace and Nuclear customers increased by $0.7 and $1.6 million, respectively. Deliveries to Commercial markets decreased by $4.5 million because of lower demand for industrial products when compared with fiscal 2012. Net Sales to the Alternative energy markets decreased by $5.2 million, as market demand slowed for solar and sapphire production furnaces when compared with fiscal 2012.  In fiscal 2013, net sales originating at our WCMC division totaled $3.3, primarily with Alternative energy customers. Revenue generated outside the U.S. decreased by $1.3 million on weaker demand from our largest alternative energy customer in China. Revenues generated from operations domiciled in the U.S. during fiscal 2013 were $29.2 million compared with $28.7 million in fiscal 2012.

Cost of Sales and Gross Margin

Our cost of sales for fiscal 2013 decreased by $2.3 million or 8.1% when compared to fiscal 2012. Gross margins during fiscal 2013 were 20.2% compared with 15.3% for the same period in fiscal 2012. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Gross margins during fiscal 2013 were higher due to smaller contract losses (approximately $0.3 million) incurred for custom first article and prototyping products at Ranor. There were $2.4 million of contract losses incurred on new first article production and prototyping at Ranor in fiscal 2012 as Ranor’s production mix shifted to a greater volume of prototyping and first article production during fiscal 2012 as we redeployed open U.S. production capacity because of the transfer of solar production chambers to China for our largest customer.

Selling, General and Administrative Expenses

Total selling, general, and administrative expenses for fiscal 2013 were $8.2 million compared with $8.5 million for fiscal 2012, representing a decrease of $0.3 million or 3%.  This decrease was made up of lower G&A spending of $0.4 million for compensation and benefits and for travel and business expenses, plus the absence of $0.3 million of expense related to the design and development of certain prototype production chambers in fiscal 2012. The total decrease described above was partially offset by a significant increase in expenses incurred for outside services and advisory fees in fiscal 2013 of $0.5 million when compared with fiscal 2012.

Other Income (Expense)

The following table reflects other income (expense), interest income and interest expense for fiscal 2013 and 2012:

	2013	2012	$ Change	% Change
Other income (expense)	$(27,397)	$38,853	$(66,249)	nm	%
Interest expense	$(268,351)	$(323,749)	$55,398	17%
Interest expense: non-cash	$(41,448)	$(57,973)	$16,525	29%
Capitalized interest: non-cash	$--	$114,145	$(114,145)	nm	%

Interest expense for the period ended March 31, 2013 decreased when compared with the prior fiscal year as our levels of debt continued to decrease. In fiscal 2013 other expense totaled $27,397, primarily the sum of certain bank fees paid in the U.S. and China compared with $38,853 of other income earned in the U.S. and China in fiscal 2012.  Non –cash interest expense for $41,448 and $57,973 reflects the amortization of deferred loan costs in connection with our Series A and Series B bonds. In fiscal 2012 we reported capitalized interest expense of $114,145 for the expansion project at our Westminster, Massachusetts facility.

Income Taxes

For fiscal 2013, we recorded tax expense of $0.5 million compared with a tax benefit of $1.5 million in fiscal 2012. The tax expense for fiscal 2013 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We will carryback a portion ($1.2 million) of fiscal 2013 net operating losses against our net taxable income for fiscal 2011, resulting in a net refund receivable of $0.3 million. The tax benefit for fiscal 2012 was primarily the result of pretax losses from operations recorded at the U.S. federal and state statutory tax rates.

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

Net Loss

As a result of the foregoing, our net loss was $2.4 million or $0.13 per share both basic and fully diluted for fiscal 2013, as compared to net loss of $2.1 million or $0.13 per share basic and fully diluted for fiscal 2012.

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants in the Loan Agreement, and the Bank has not agreed to waive the non-compliance with the covenants at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, we have classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. The Bank is evaluating its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

We have incurred operating losses of $2.4 million and $2.1 million for the periods ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had cash and cash equivalents of $3.1 million, of which $0.5 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under its revolving line of credit during the quarter ended March 31, 2013, and have repaid this borrowing in full in July 2013. In addition, we have $1.0 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the year ended March 31, 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $11.2 million at March 31, 2013 and to continue as a going concern is dependent upon the availability to timely secure long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be unable to get such financing on terms equal to or better than the terms of our Loan Agreement. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. If we successfully secure an acceptable financing facility and execute on our business plans, then we believe that our available cash, together with additional reductions in operating costs and capital expenditures, will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

At March 31, 2013, we had working capital of $3.1 million as compared with working capital of $10.2 million at March 31, 2012, representing a decrease of $7.1 million or 70%, primarily due to the classification of long-term debt as current. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	March 31, 2013	March 31, 2012	Change Amount	Percentage Change
Cash and cash equivalents	$3,075	$2,823	$252	9%
Accounts receivable, net	4,331	4,902	(571)	(12)%
Costs incurred on uncompleted contracts	4,298	3,910	388	10%
Inventory - raw materials	354	373	19	5%
Other current assets	1,578	1,486	92	6%
Income taxes receivable	374	1,751	(1,377)	(79)%
Current deferred tax assets	256	1,020	(764)	75%
Accounts payable	2,537	1,361	1,176	86%
Accrued expenses	1,875	2,425	(550)	(23)%
Accrued taxes payable	232	160	72	45%
Deferred revenues	253	799	(546)	(68)%
Debt	5,784	1,359	4,425	nm %
Short-term revolving line of credit	500	--	500	nm %

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	March 31, 2013	March 31, 2012	Change Amount
Cash flows provided by (used in):
Operating activities	$1,779	$(2,647)	$4,426
Investing activities	(663)	(2,682)	2,019
Financing activities	(866)	587	(1,453)
Effect of exchange rates on cash and cash equivalents	2	24	(22)
Net increase (decrease) in cash and cash equivalents	$252	$(4,718)	$4,970

Operating activities

Cash provided by operations in fiscal 2013 was $1.8 million compared with cash used in operations of $2.6 million in fiscal 2012. Fiscal 2013 cash flows provided from operations were impacted by smaller losses from operations and larger customer advance and milestone payments when compared with fiscal 2012. We also received $2.1 million in federal and state tax refunds during fiscal 2013.  Cash used in operations during fiscal 2012 was driven by higher spending levels on completed and uncompleted projects in progress because of a heavy volume mix of manufacturing activity related to first article production and prototyping projects.

Investing activities

During the years ended March 31, 2013 and 2012, we invested $0.7 and $2.7 million, respectively, in property and equipment, for the purchase of a new water jet cutter, a gantry mill machine and to expand our manufacturing facility in Westminster, MA. A bond financing arranged with the State of Massachusetts and the Bank, in December 2010 provided financing capacity to fund the purchase of the gantry mill as well as other qualifying manufacturing equipment and the 19,500 plant expansion completed during fiscal 2012. The bond financing also designated funds that could be utilized for the expansion of our Westminster, Massachusetts facility.

Financing activities

In fiscal 2013, net cash used in financing activities was $0.9 million, comprised of principal payments of $1.4 million on our long-term debt and borrowings of $500,000 under our revolving line of credit with the Bank in the fourth quarter to fund operations. As of March 31, 2013 the maximum available for borrowing was $1.5 million under this line of credit. The credit line expired on July 31, 2013 and was not renewed by the Bank. In fiscal 2012, net cash provided by financing activities was $0.6 million. The primary use of cash under financing activities in fiscal 2012 related to repayments of long-term debt for $1.4 million. We also borrowed an additional $1.9 million under the bond financing agreement to fund the ongoing plant and equipment expansion at our Westminster, MA facility during fiscal 2012.

All of the above activity resulted in a net increase in cash for fiscal 2013 of $0.3 million, compared with a net decrease in cash of $4.7 million for fiscal 2012.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by TechPrecision and Ranor. Collateral securing such notes comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. We have no off-balance sheet assets or liabilities.

The following table sets forth information as of March 31, 2013 as to our contractual obligations:
(dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Debt and capital lease obligations	$5,815	$5,784	$18	$13	$--
Interest on debt and capital leases	1,206	1,203	2	1	--
Purchase obligations	930	930	--	--	--
Non-cancellable operating leases	227	60	124	43	--
Revolving credit loan	500	500	--	--	--
Total	$8,678	$8,477	$144	$57	$--

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, are controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO, in Internal Control - Integrated Framework.

Material Weakness

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of our internal control over financial reporting described above, we have identified a material weakness in our internal control over financial reporting as of March 31, 2013. We did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over Ranor financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system and intensified during the fourth quarter of fiscal 2013 as a result of turnover of accounting personnel at Ranor. As a result of this material weakness, we made a number of late or post-closing adjustments to net sales, cost of sales, stock based compensation expense, contract loss reserves, selling, general and administrative expenses, cash, and related footnote disclosures in order to prepare the consolidated financial statements and footnotes included in this Form 10-K.

Remediation Plan

To address this material weakness, we have begun to formalize our accounting policies and plan to implement an account reconciliation process to provide guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. In addition, we hired a new Ranor Controller during the fourth quarter of fiscal 2013.

We believe that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control process and will diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. To remediate this material weakness, during 2013, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following table sets forth certain information concerning our directors.
Name	Age	Position
Leonard M. Anthony (1) (2) (3)	59	Executive Chairman
Michael R. Holly (1) (2)	67	Director
Andrew A. Levy	66	Director
Philip A. Dur (2)	69	Director
Robert G. Isaman (1)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Chairman of our board of directors

Leonard M. Anthony, has been a member of our board of directors since September 2010 and currently serves as our Executive Chairman.  Mr. Anthony’s primary professional activity, since September 2008, has been serving on the board of directors for MRC Global, Inc. where he chairs the audit committee.  Previously, Mr. Anthony served as the President and Chief Executive Officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008.  He was also a member of the board of directors of WCI Steel from December 2007 to October 2008. Mr. Anthony has more than 25 years of financial and operational management experience. From April 2005 to August 2007, Mr. Anthony was the Executive Vice President and Chief Financial Officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries. Mr. Anthony earned a B.S. in Accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.

Mr. Anthony’s significant executive and board experience within the steel manufacturing industry qualifies him to engage in our assessment of our business and growth opportunities, as well as to provide insight into corporate governance and management best practices among peer companies.

Michael R. Holly, has been a director since March 2006 and currently serves as the Chairman of the Audit Committee.  Since 2004, Mr. Holly has been a private investor and consultant.  From 1996 until 2004, Mr. Holly was managing director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly is a founding partner.  While at Safeguard International Fund, L.P., Mr. Holly worked extensively with industrial companies, including those engaged in precision manufacturing for aerospace and other industrial sectors.  Mr. Holly is a certified public accountant and has a Bachelor of Science in Economics from Mount St. Mary’s University.

Mr. Holly brings to our board of directors an extensive background in private investment and financial expertise, and provides advice and leadership with respect to our financial health and the execution of our growth strategies. As a certified public accountant, Mr. Holly chairs the Audit Committee and serves as a financial expert on the Audit Committee.

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

Philip A. Dur, has been a member of our board of directors since October 2009 and currently serves as Chairman of the Compensation Committee.  Mr. Dur currently serves on the board of directors at Kennametal, Inc. From October 2001 until his retirement in December 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation, a global defense/aerospace company, and President, Northrop Grumman Ship Systems Sector.  Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco Inc. and Tenneco Automotive.  Prior to his private sector experience, Mr. Dur served in the United States Navy, attaining the rank of Rear Admiral.  Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division.  Mr. Dur holds a Ph.D. in Political Economy and Government and a master’s in Public Administration from Harvard University, as well as master and undergraduate degrees from the University of Notre Dame.

Mr. Dur’s significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to our strategic and industry-related decision-making, as well as to discussions of our management and corporate governance.

Robert G. Isaman, has been a member of our board of directors since December 2012.  Mr. Isaman currently serves as Operating Partner at Kohlberg & Company, a leading U.S. private equity fund which acquires middle market companies.  From 2010 to 2012, Mr. Isaman was Chief Executive Officer of Stolle Machinery Company, LLC, a global technology and market leader in the metal/composite container-making equipment industry.  From 2007 to 2009, Mr. Isaman was President at Terex Construction and Roadbuilding, with responsibility for divisions generating $2.7 billion in revenue that design, manufacture, distribute and provide aftermarket services for a wide variety of roadbuilding and construction vehicles and equipment.  Prior to that, Mr. Isaman spent 21 years at United Technologies Corporation, a diversified industrial manufacturer, in a number of positions of increasing responsibility, including serving as Vice President of Marketing and Field Operations of Otis Elevator Company in Hong Kong, S.A.R. from 2001 to 2002 and as President of Otis Elevator (China) Investment, Ltd. in Beijing, China from 2002 to 2005, before rising to the position of President of Fire Safety Americas, UTC Fire & Security in 2006.  Mr. Isaman holds a Bachelors of Science in Marketing from the University of Maryland and an M.B.A. from the George Washington University.

Mr. Isaman brings to our board of directors substantial industry experience combined with a track record of growing businesses, both organically and through acquisitions and joint ventures. In addition to his strong international experience in business operations and growth, especially in the Asia Pacific region, our board of directors believes that Mr. Isaman would be a valuable asset to our strategic planning and growth process.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified.  Except for Mr. Anthony, who serves as both director and as an executive officer in his capacity as Executive Chairman, none of our officers and directors have any relationships with each other.

The information required as to the executive officers is set forth in Item 4A of Part I hereof.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the Nasdaq Stock Market, LLC, or Nasdaq, and the regulations promulgated by the SEC.  These rules and regulations require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.

After review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors affirmatively has determined that the following directors are independent directors within the meaning of the Nasdaq listing standards: Philip A. Dur, Michael R. Holly and Robert G. Isaman.

Committees of the Board of Directors

Our board of directors has two standing committees: the Audit Committee and the Compensation Committee.  The Audit Committee consists of Mr. Holly (chairman), Mr. Anthony and Mr. Isaman.  Our board of directors has determined that Mr. Holly, who is chairman of the Audit Committee, is an Audit Committee financial expert.  The Compensation Committee consists of Mr. Dur (chairman), Mr. Anthony and Mr. Holly. Our board of directors has determined that Messrs. Holly, Isaman, and Dur each satisfy the independence standards for those committees established by the applicable rules and regulations of the SEC and Nasdaq.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics for its officers and employees.  The code of business conduct and ethics is posted on our website, www.techprecision.com, under “Investor Relations.”

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  To our knowledge, during the fiscal year ended March 31, 2013, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for Forms 4 related to the grant of 250,000 and 100,000 options to purchase Common Stock granted on April 19, 2012 to Mr. Molinaro and Mr. Fitzgerald, respectively, Form 4 related to the grant of 10,000 options to purchase common stock granted on July 1, 2012 to each of Mr. Holly and Mr. Winoski; and Form 4 related to the grant of 50,000 options to purchase Common Stock granted December 5, 2012 to Mr. Isaman. Having identified the missing Forms 4, we understand that Forms 4 regarding the transactions will be filed as soon as practicable.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of (i) each person who served as our principal executive officer or principal financial officer during fiscal 2013, (ii) the most highly compensated executive officer other than the principal executive officer and principal financial officer who was serving in such position as of March 31, 2013 and (iii) an individual who would have been included in the tables below but for the fact that he was not an executive officer at March 31, 2013 collectively, such individuals are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Molinaro, Former Chief Executive Officer	2013 2012 2011	$344,850 $330,000 $205,385	- $82,500 $123,750	$64,166 $306,667 $65,927	- - -	$393,632 $719,167 $395,062
Richard Fitzgerald, Chief Financial Officer	2013 2012 2011	$256,025 $245,000 $225,000	- $40,000 $76,500	$80,385 $103,197 $32,702	$4,800(3) $4,400 -	$337,994 $392,597 $334,202
Robert Francis, President and General Manager - Ranor (3)	2013 2012 2011	$230,000 $33,542 -	- - -	$8,858 - -	$15,000(4) $2,500 -	$253,858 $36,042 -

(1)	These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 13 to our Consolidated Financial Statements in this Form 10-K.
(2)	Mr. Francis became the President and General Manager of Ranor effective February 8, 2012. His employment agreement provides for an initial base salary of $230,000, which may be adjusted at the discretion of the Compensation Committee.
(3)	Mr. Fitzgerald received an automobile allowance of $400 per month from April 1, 2012 through March 31, 2013.
(4)	Mr. Francis received a relocation allowance of $1,250 per month from April 1, 2012 through March 31, 2013.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
James S. Molinaro (1)	666,666	333,337	$0.70	August 4, 2020
	83,333	166,667	$1.96	April 18, 2021
Richard Fitzgerald (1)(2)	150,000	-	$0.49	March 22, 2019
	100,000	50,000	$0.70	August 4, 2020
	33,334	66,666	$1.96	April 18, 2021
Robert Francis (3)	--	50,000	$0.70	April 26, 2022

(1)	Options granted to Mr. Molinaro and Mr. Fitzgerald on August 4, 2010 and April 19, 2011 vest in three equal installments beginning on the first anniversary date of the option grant.
(2)	Options granted to Mr. Fitzgerald on March 23, 2009, vest in three equal installments beginning on the first anniversary date of the option grant.
(3)	Options granted to Mr. Francis on April 26, 2012, vest in three equal installments beginning on the first anniversary date of the option grant.

Employment and Executive Consulting Agreements

At March 31, 2013, we had employment agreements with each of our Named Executive Officers, except for Mr. Anthony.

James S. Molinaro Employment Agreement

On May 13, 2013, Mr. Molinaro resigned as Chief Executive Officer and a member of our board of directors.  Mr. Molinaro’s service as our Chief Executive Officer began on July 21, 2010 and was governed by the terms of an offer letter executed by Mr. Molinaro and us dated July 15, 2010, or the Offer Letter.  Pursuant to the Offer Letter, Mr. Molinaro received an annual base salary of $300,000 and was eligible to receive an annual performance bonus of up to 50% of his then-current base salary. In addition, on August 4, 2010, we granted to Mr. Molinaro an option to purchase 1,000,000 shares of Common Stock under our 2006 Long-Term Incentive Plan, or the Option Grant, with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant.  The Option Grant was intended to vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.  Such options were terminated pursuant to the 2006 Plan upon Mr. Molinaro’s resignation.

The Offer Letter also provided for certain severance payments to Mr. Molinaro in the event of his termination. If Mr. Molinaro was terminated other than for “cause,” or because of his death or disability (or if Mr. Molinaro resigned for “good reason”), he would have been entitled to receive twelve months of continued payment of his then-current annual base salary as well as reimbursement for payments for continued health benefits under our health plans for twelve months. If Mr. Molinaro’s employment was terminated under such circumstances, and such termination occurred between the date we enter into a letter of intent pursuant to which it would consummate a change of control and the date that is 31 days after the consummation of such change of control, Mr. Molinaro would have been entitled to the same severance payments but for an eighteen-month period following termination, and all unvested shares underlying the Option Grant at the time of termination would have become immediately vested upon such termination. Under the Offer Letter, “cause” was defined to include, without limitation, (i) Mr. Molinaro’s insubordination or failure to apply best efforts to his employment duties; (ii) his conviction of, or plea of nolo contendere to, any felony or crime involving dishonesty, fraud or moral turpitude; (iii) neglect of his employment duties or failure to perform those duties to the satisfaction of our board of directors that is not cured within thirty days of notice thereof; and (iv) his negligent (or worse) misconduct in connection with his duties that violates our code of conduct, code of ethics or other policies. Mr. Molinaro’s resignation within sixty days of the occurrence of any of the following, without his consent, constituted “good reason” under the Offer Letter: (i) a material reduction in Mr. Molinaro’s then-current base salary; (ii) a breach of the Offer Letter by us that is not cured within 30 days of notice thereof; or (iii) a material and adverse change in his duties, authority or responsibilities that is not cured within 30 days.  Mr. Molinaro did not, and he is not entitled to, receive any severance or other post-employment compensation or benefits as a result of his resignation on May 13, 2013.

In addition to the compensation and severance arrangements described above, the Offer Letter contains customary provisions relating to confidentiality and non-competition, and provides for the execution of an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, or the Confidentiality Agreement, which was executed by us and Mr. Molinaro on July 21, 2010.  The Confidentiality Agreement (i) prohibits Mr. Molinaro from divulging to third parties or using our confidential information, whether developed by him or not, without our prior consent; (ii) confirms that all intellectual work products generated by Mr. Molinaro during the term of his employment with us, including, without limitation, writings, processes, drawings and diagrams, are the property of us; and (iii) prohibits Mr. Molinaro from competing against us, including by soliciting our employees or its current or prospective clients, until the one year anniversary of the later of the termination of his employment and the receipt of his last severance payment.

On April 19, 2011, our board of directors approved an annual base salary of $330,000 for Mr. Molinaro, effective retroactively as of April 1, 2011. Additionally, we granted to Mr. Molinaro an option to purchase 250,000 shares of Common Stock under our 2006 Long-Term Incentive Plan, with an exercise price of $1.96, the closing price per share of Common Stock on the date of grant. Mr. Molinaro’s April 19, 2011 option was intended to vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and expire on April 18, 2021. Such options were terminated pursuant to the 2006 Plan upon Mr. Molinaro’s resignation.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement, or the CFO Employment Agreement, on March 23, 2009, to engage Mr. Fitzgerald for the position of Chief Financial Officer.  The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to our board of directors and our Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning as well as establishing major economic objectives and policies for us and ensuring compliance with SEC reporting obligations.

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

On June 13, 2013, our board of directors approved an award of stock options to purchase 40,000 shares of Common Stock to Mr. Fitzgerald under our 2006 Long-Term Incentive Plan, or the CFO Bonus Option Grant, with an exercise price of $0.67 per share (the closing stock price on June 13) and a term of ten years.  The CFO Bonus Option Grant will vest in three equal annual installments starting on the first anniversary of the grant date, subject to Mr. Fitzgerald’s continuous service with us.

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

On July 31, 2010, in addition to his base salary at the time, we granted to Mr. Fitzgerald an option to purchase 150,000 shares of Common Stock under our 2006 Long-Term Incentive Plan, or the CFO Option Grant, with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant. The CFO Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

Robert Francis Employment Agreement

Ranor executed an employment agreement, or the Francis Employment Agreement on January 27, 2012, to engage Mr. Francis for the position of President and General Manager of Ranor. The terms of the Francis Employment Agreement provide that Mr. Francis shall report directly to our board of directors and our Chief Executive Officer.

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

On June 13, 2013, our board of directors approved an award of stock options to purchase 150,000 shares of Common Stock to Mr. Francis under our 2006 Long-Term Incentive Plan, or the Francis Bonus Option Grant, with an exercise price of $0.67 per share (the closing stock price on June 13) and a term of ten years.  The Francis Bonus Option Grant will vest in three equal annual installments starting on the first anniversary of the grant date subject to Mr. Francis’ continuous service with us.

2006 Long-Term Incentive Plan

Under our 2006 Long-Term Incentive Plan, as amended, or the 2006 Plan, each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares of Common Stock at an exercise price equal to the fair market value on the date of his or her election. The option vests as to 30,000 shares of Common Stock on the date of grant and 10,000 shares of Common Stock on each of the first and second anniversaries of the grant date. The 2006 Plan also provides for an annual option grant of 10,000 shares of Common Stock to directors beginning on July 1 after the third anniversary of a director’s election to our board of directors.

Of the 3,300,000 shares of Common Stock covered by the 2006 Plan, as of March 31, 2013, there were outstanding options to purchase 2,484,000 shares of Common Stock, which amount included options to purchase 387,500 shares of Common Stock issued to our independent directors and options to purchase 1,700,000 shares of Common Stock issued to our executive officers.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,484,000	$1.027	418,506

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

Directors’ Compensation

Fees and Equity Awards for the Executive Chairman

On June 13, 2013, our board of directors approved certain compensatory arrangements for Mr. Anthony’s service as our Executive Chairman.  The arrangements for Mr. Anthony were recommended by the Compensation Committee.  For his service as Executive Chairman and in addition to any compensation Mr. Anthony receives as a member of our board of directors: (i) cash compensation of $20,000 per month (prorated for any partial months) retroactive to May 13, 2013, for so long as Mr. Anthony holds the position of Executive Chairman; (ii) an award of stock options to purchase 100,000 shares of our common stock, granted pursuant to the Plan, with an exercise price of $0.67 per share (the closing stock price on June 13), a term of ten years and which vests in three equal installments on each of the grant date and the first two anniversaries of the grant date, subject to Mr. Anthony’s continuous service as a member of our board of directors through the second anniversary of the grant date; and (iii) reimbursement of all documented expenses incurred incident to activities undertaken for us.

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Meeting Fee (Quarterly)	$2,500
Telephonic Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman - Annual Retainer	$12,000

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

On June 13, 2013, in recognition of the extraordinary service and extra time devoted by each member of our board of directors during this transitional period while we do not have a permanent chief executive officer, on the recommendation of the Compensation Committee, our board of directors approved awards of stock options to purchase 50,000 shares of Common Stock to each current non-employee member of our board of directors.  This grant of options is an extraordinary, one-time award made outside the Plan and will have an exercise price of $0.67 per share, will have a term of ten years, and will vest in three equal installments on each of the grant date of such options and the first two anniversaries of such grant date, subject to such director’s continuous service as a member of our board of directors through the second anniversary of the grant date. Although granted outside of the Plan, the terms and conditions of such options will be substantially the same as options awarded under the Plan.

Non-Employee Director Compensation Table

The following table sets forth compensation paid to each non-employee director who served during the year ended March 31, 2013.  Prior to his resignation, Mr. Molinaro received no compensation for his service as a director.  Mr. Anthony has been our Executive Chairman since May 2013 and our Chairman of our board of directors since December 2012. Prior to December 2012, Mr. Dur was our Chairman of our board of directors and had been since October 2010. Messrs. Holly and Dur chair the Audit Committee and Compensation Committee, respectively.  Mr. Molinaro’s compensation for his service as our Chief Executive Officer prior to his resignation are set forth under the heading “Summary Compensation Table.”

Name	Fees Earned	Option Awards (1)	Other(2)	Totals
Leonard Anthony	$44,250	$5,480	$ -	$49,730
Philip A. Dur	$49,000	$-	$ -	$49,000
Michael R. Holly	$44,250	$9,627	$ -	$53,877
Andrew A. Levy	$37,000	$-	$ -	$37,000
Robert G. Isaman	$8,500	$24,566	$ -	$33,066
Louis A. Winoski	$28,500	$9,627	$ 30,857	$68,984

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. As of March 31, 2013, there were a total of 2,484,000 options outstanding under our 2006 Plan, of which 387,500 were issued to members of our board of directors.

(2)	Represents consulting fees paid to Mr. Winoski for Business Development support from August 20, 2012 through March 14, 2013.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has three members: Mr. Holly, Mr. Anthony and Mr. Dur (Chairman).  To our knowledge, except for Mr. Anthony, who serves as a director and chief executive officer in his capacity as Executive Chairman, there are no interlocking relationships among members of our board of directors and our executive officers.  In addition, there are no relationships with the members of our Compensation Committee that require disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act. None of our executive officers currently serves, or in fiscal 2012 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of common stock beneficially owned, as of August 12, 2013, by:
•	each director and nominee for director;
•	each Named Executive Officer (as defined above);
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of August 12, 2013.

Name	Shares	Percentage
Andrew A. Levy 46 Baldwin Farms North, Greenwich, CT 06831(1)	1,588,767	7.96%
Howard Weingrow 805 Third Avenue, New York, NY 10022 (2)	1,250,000	6.26%
Robert Lifton 805 Third Avenue, New York, NY 10022 (3)	1,250,000	6.26%
Stanoff Corporation 805 Third Avenue, New York, NY 10022	1,100,000	5.51%
Richard F. Fitzgerald (5)	366,667	1.84%
Michael Holly (6)	184,167	*
Philip A. Dur (7)	66,667	*
Leonard M. Anthony (8)	103,334	*
Robert Francis (9)	16,667	*
Robert G. Isaman (10)	46,667	*
All officers and directors as a group (nine individuals) (4)	2,372,936	11.89%
* Less than 1%

(1)	Includes 16,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Levy that may be exercised within 60 days of August 12, 2013.
(2)
Includes (i) 150,000 shares of common stock held by Mr. Weingrow and (ii) 1,100,000 shares of common stock held by Stanoff Corporation, of which Mr. Weingrow is a principal, and deemed beneficially owned by Mr. Weingrow.

(3)
Includes (i) 150,000 shares of commons stock held by M. Lifton and (ii) 1,100,000 shares of common stock held by Stanoff Corporation, of which Mr. Lifton is a principal, and deemed beneficially owned by Mr. Lifton.

(4)	Includes 605,836 shares of common stock issuable upon the exercise of stock options granted to our directors and officers.
(5)	Includes 366,664 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of August 12, 2013.
(6)	Includes 49,167 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of August 12, 2013.
(7)	Includes 26,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of August 12, 2013.

(8)	Includes 83,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of August 12, 2013.
(9)	Includes 16,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Francis that may be exercised within 60 days of August 12, 2013.
(10)	Includes 46,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Isaman that may be exercised within 60 days of August 12, 2013.

 Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease has an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China. We view CSI as a related party because a holder of approximately 5% of the fully diluted equity interest of CSI is also the holder of approximately 36% of the fully diluted equity interest of the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. We paid $1.9 million and $1.7 million to CSI for materials and manufacturing services in fiscal 2013 and 2012, respectfully.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees

KPMG LLP was our independent registered public accounting firm for the fiscal year ended March 31, 2013 and March 31, 2012.  Fees for KPMG LLP for professional services rendered during fiscal 2013 and 2012, respectively, are as follows:

	Year ended March 31,
	2013	2012
Audit fees	$387,330	$264,000
Audit related fees	81,250	16,500
Tax fees	87,161	94,000
All other fees	-	-
Total	$555,741	$374,500

Audit fees.  Audit fees represent fees for professional services performed by KPMG for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Audit-related fees represent fees for assurance and related services performed by KPMG that are reasonably related to the performance of the audit or review of our financial statements.  These services include services related to consultation with respect to financial reporting and accounting standards.

Tax fees.  Tax fees represent fees for tax compliance services performed by KPMG.

All other fees.  There were no other fees paid to KPMG for the fiscal years ended March 31, 2013 and 2012.

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

4.13
Tenth Amendment, dated March 29, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank (Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on July 16, 2012 and incorporated herein by reference.

4.14
Eleventh Amendment, dated July 6, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank.  (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 12, 2012 and incorporated herein by reference).

4.15
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

10.6†
2006 Long-term Incentive Plan, as restated effective November 22, 2010 (Exhibit 10.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.7
Limited Guarantee, dated October 4, 2006, by Andrew Levy in favor of Amalgamated Bank (Exhibit 10.13 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.8†
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated July 21, 2010, between the Registrant and James Molinaro (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).

10.9
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

10.11
Amendment, dated May 31, 2007, to the Agreement between TechPrecision Corporation and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.12†
Separation, Severance and Release Agreement, dated March 31, 2009, between the Registrant and James G. Reindl (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.13†
Executive Consulting Agreement, dated March 31, 2009, between the Registrant and Louis A. Winoski (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.14†
Employment Agreement, dated March 23, 2009, between the Registrant and Richard F. Fitzgerald (Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on April 2, 2009 and incorporated herein by reference).

10.15†
Employment Agreement, dated January 12, 2012, between the Registrant and Robert Francis (Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on July 16, 2012 and incorporated herein by reference).

10.16†	Form of Option Award Agreement for Directors (Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 17, 2013 and incorporated herein by reference)
21.1	List of Subsidiaries (Exhibit 21.1 to our annual report on Form 10-KSB, filed with the Commission on April 17, 2006 and incorporated herein by reference).
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2013 and 2012; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012; and (v) the Notes to the Consolidated Financial Statements.

†     Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TechPrecision Corporation

August 16, 2013	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Leonard M. Anthony and Richard F. Fitzgerald or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Leonard M. Anthony	Executive Chairman and Director	August 16, 2013
Leonard M. Anthony	(Principal Executive Officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	August 16, 2013
Richard F. Fitzgerald	(Principal Financial and Accounting Officer)

/s/ Michael R. Holly	Director	August 16, 2013
Michael R. Holly

/s/ Andrew A. Levy	Director	August 16, 2013
Andrew A. Levy

/s/ Philip A. Dur	Director	August 16, 2013
Philip A. Dur

/s/ Robert G. Isaman	Director	August 16, 2013
Robert G. Isaman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechPrecision Corporation:

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation and subsidiaries (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechPrecision Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company was not in compliance with the fixed charges and interest coverage financial covenants under their credit facility, and the Bank has not agreed to waive the non-compliance with the covenants. Since the Company is in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. The Company has suffered recurring losses from operations, and the Company’s liquidity may not be sufficient to meet its debt service requirements as they come due over the next twelve months. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 16, 2013

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,075,376	$2,823,485
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2013 and 2012	4,330,637	4,901,791
Costs incurred on uncompleted contracts, in excess of progress billings	4,298,293	3,910,026
Inventories- raw materials	354,516	373,544
Income taxes receivable	374,030	1,751,169
Current deferred taxes	255,765	1,020,208
Other current assets	1,578,484	1,486,954
Total current assets	14,267,101	16,267,177
Property, plant and equipment, net	7,300,248	7,395,445
Noncurrent deferred taxes	--	118,005
Other noncurrent assets, net	--	270,630
Total assets	$21,567,349	$24,051,257
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,537,060	$1,361,611
Accrued expenses	1,874,924	2,424,695
Accrued taxes payable	232,624	159,987
Deferred revenues	253,813	799,413
Revolving credit facility	500,000	--
Debt	5,784,479	1,358,933
Total current liabilities	11,182,900	6,104,639
Long-term debt, including capital leases	31,108	5,776,294
Noncurrent deferred taxes	255,765	--
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
5,532,998 and 7,035,982 shares issued and outstanding at March 31, 2013 and 2012,
(liquidation preference of $1,576,904 and $2,005,254 at March 31, 2013 and 2012)	1,310,206	1,637,857
Common stock -par value $.0001 per share, authorized, 90,000,000 shares issued and outstanding, 19,956,871 shares at March 31, 2013
and 17,992,177 at March 31, 2012	1,996	1,799
Additional paid in capital	5,076,552	4,412,075
Accumulated other comprehensive loss	(221,418)	(223,584)
Retained earnings	3,930,240	6,342,177
Total stockholders’ equity	10,097,576	12,170,324
Total liabilities and stockholders’ equity	$21,567,349	$24,051,257

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended March 31,
	2013	2012
Net sales	$32,472,919	$33,266,778
Cost of sales	25,914,345	28,182,584
Gross profit	6,558,574	5,084,194
Selling, general and administrative	8,160,984	8,447,794
Loss from operations	(1,602,410)	(3,363,600)
Other (expense) income	(29,586)	18,818
Interest expense	(309,799)	(267,577)
Interest income	2,189	20,035
Total other expense, net	(337,196)	(228,724)
Loss before income taxes	(1,939,606)	(3,592,324)
Income tax expense (benefit)	472,331	(1,469,218)
Net loss	$(2,411,937)	$(2,123,106)
Other comprehensive loss, before tax:
Change in unrealized loss on cash flow hedges	(13,470)	(384,689)
Foreign currency translation adjustments	10,964	3,385
Other comprehensive loss, before tax	(2,506)	(381,304)
Net tax benefit of other comprehensive loss items	(4,672)	(151,815)
Comprehensive loss	$(2,409,771)	$(2,352,595)
Net loss per share (basic)	$(0.13)	$(0.13)
Net loss per share (diluted)	$(0.13)	$(0.13)
Weighted average number of shares outstanding (basic)	19,004,897	16,738,213
Weighted average number of shares outstanding (diluted)	19,004,897	16,738,213

See accompanying notes to the consolidated financial statements.

 TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Outstanding	Preferred Stock	Warrants Outstanding	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2011	8,878,982	$2,039,631	100,000	15,422,888	$1,543	$3,346,916	$5,905	$8,465,283	$13,859,278
Share based compensation						622,245			622,245
Stock options exercised				160,130	16	41,380			41,396
Conversion of preferred stock	(1,843,000)	(401,774)		2,409,159	240	401,534			--
Net Loss								(2,123,106)	(2,123,106)
Other comprehensive loss, net of tax benefit ($148,120)							(229,489)		(229,489)
Balance 3/31/2012	7,035,982	$1,637,857	100,000	17,992,177	$1,799	$4,412,075	$(223,584)	$6,342,177	$12,170,324
Warrants expired			(100,000)						--
Share based compensation						337,023			337,023
Conversion of preferred stock	(1,502,984)	(327,651)		1,964,694	197	327,454			--
Net Loss								(2,411,937)	(2,411,937)
Other comprehensive loss, net of tax benefit ($4,672)							2,166		2,166
Balance 3/31/2013	5,532,998	$1,310,206	--	19,956,871	$1,996	$5,076,552	$(221,418)	$3,930,240	$10,097,576

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,411,937)	$(2,123,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	846,012	681,434
Stock based compensation expense	337,023	622,245
Deferred income taxes	695,762	(524,173)
Provision for contract losses	270,172	887,458
Changes in operating assets and liabilities:
Accounts receivable	572,786	683,394
Costs incurred on uncompleted contracts, in excess of progress billings	(388,267)	(1,056,174)
Inventories – raw materials	19,985	351,236
Other current assets	(75,540)	(1,043,732)
Taxes receivable	1,824,262	(1,628,720)
Other noncurrent assets	212,700	(171,252)
Accounts payable	1,171,600	237,046
Accrued expenses	(822,450)	(139,844)
Accrued taxes payable	72,638	159,987
Deferred revenues	(545,600)	417,283
Net cash provided by (used in) operating activities	1,779,146	(2,646,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(663,185)	(2,682,341)
Net cash used in investing activities	(663,185)	(2,682,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	--	41,396
Borrowings of short-term debt	500,000	--
Repayment of long-term debt	(1,366,017)	(1,372,637)
Borrowings of long-term debt	--	1,918,676
Net cash (used in) provided by financing activities	(866,017)	587,435
Effect of exchange rate on cash and cash equivalents	1,947	24,309
Net increase (decrease) in cash and cash equivalents	251,891	(4,717,515)
Cash and cash equivalents, beginning of period	2,823,485	7,541,000
Cash and cash equivalents, end of period	$3,075,376	$2,823,485

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized of $0 and $114,145 in 2013 and 2012	$268,351	$208,220
Income taxes	$--	$764,306

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2013

We issued 1,964,694 shares of common stock in connection with the conversion of 1,502,984 shares of Series A Convertible Preferred Stock.

We recorded a liability of $388,982 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

Year Ended March 31, 2012

In connection with shareholder transactions during Fiscal 2012, Series A Convertible Preferred Stock of 1,843,000 shares were converted into 2,409,159 shares of common stock.

We recorded a liability of $227,392 (net of tax of $148,120) to reflect the fair value of interest rate swap contracts in connection with a tax-exempt bond financing transaction.

We placed $2.1 million of plant and equipment classified as construction in progress as of March 31, 2011 into service during the year ended March 31, 2012.

There were 44,865 stock options exercised as cashless transactions during the fiscal 2012 period.

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation (TechPrecision) is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc. (Ranor), a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd. (WCMC), a wholly foreign owned enterprise (WFOE), to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

The formation of WCMC was made in consultation with one of our largest customers in the Solar Energy industry, and was based on the forecasted demand for solar and nuclear energy components in Asia, and especially in China. During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities and production began during the fourth quarter of fiscal 2011, with initial production units shipped to our largest solar customer on March 31, 2011. Through our subcontractors, we have the capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and Asia.

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Sovereign Bank (the Bank), dated February 24, 2006, as amended (the Loan Agreement), and the Bank has not agreed to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we have classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. The Bank is evaluating its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

We have incurred operating losses of $2.4 million and $2.1 million for the periods ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had cash and cash equivalents of $3.1 million, of which $0.5 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under our revolving line of credit during the quarter ended March 31, 2013, and has repaid this borrowing in full in July 2013. In addition, we have $1.0 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the year ended March 31, 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $11.2 million at March 31, 2013 and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of its operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to contract accounting, accounts receivable, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national Bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $482,630 and $692,524 at March 31, 2013 and 2012, respectively.

Foreign currency translation

The majority of our business is transacted in U.S. dollars; however, the functional currency of ourChina subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the U.S. are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was bad debt expense of $0 for the years ended March 31, 2013 and 2012.

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

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $0 and $114,145 fiscal 2013 and 2012, respectively.

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), our property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the years ended March 31, 2013 and 2012.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease our office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2017 and provide for renewal options ranging from three months to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Derivative Financial Instruments

We are exposed to various risks such as fluctuating interest rates, foreign exchange rates and increasing commodity prices. To manage these market risks, we may periodically enter into derivative financial instruments such as interest rate swaps, options and foreign exchange contracts for periods consistent with and for notional amounts equal to or less than the related underlying exposures.
We do not purchase or hold any derivative financial instruments for speculation or trading purposes.

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At March 31, 2013, we had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in Shareholders’ equity (as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

We formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions.

We will discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires, is sold, terminated, or exercised, or our management determines to remove the designation of a cash flow hedge. See Note 8 for additional disclosure related to interest rate swaps.

Convertible Preferred Stock and Warrants

We measured the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for their issuance. We have determined that the convertible preferred shares and warrants issued are equity instruments. The holders of the Series A Convertible Preferred Stock have no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

Our warrants were excluded from derivative accounting because they were indexed to our unregistered common stock and are classified in stockholders’ equity. The majority of the warrants were exchanged for preferred stock on August 14, 2009. The remaining 112,500 warrants expired on September 1, 2010.

On February 15, 2011, we issued an additional 100,000 warrants to acquire common stock at an exercise price of $1.65/share. The warrants had a fair value of $51,428. The warrants outstanding terminated at the end of the exercise period on February 14, 2013.

Research and Development

We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2013. In fiscal 2012, we recorded $266,177 of expense in connection with the design, and development of certain pre-production prototypes and models under Selling, General and Administrative expense.

Selling, General, and Administrative

Selling, general and administrative (SG&A) expenses include items such as executive compensation, business travel and advertising costs. Advertising costs are expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following as of March 31:

	2013	2012
Salaries and related expenses	$4,460,708	$4,983,056
Professional fees	1,793,282	1,205,445
Other general and administrative	1,906,994	2,259,293
Total Selling, General and Administrative	$8,160,984	$8,447,794

Stock Based Compensation

Stock based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model.

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in (loss) income from operations amounted to $337,023 and $622,245 for the fiscal years ended 2013 and 2012, respectively. See Note 13 for additional disclosures related to stock based compensation.

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

Income Taxes

In accordance with ASC No. 740, Income Taxes (ASC 740), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We implemented the provisions of ASU 2011-11 as of April 1, 2013 and there was no material impact on reported financial position and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective on April 1, 2013 for us and there was no material impact on reported financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-05 on our consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of March 31:
	2013	2012
Land	$110,113	$110,113
Building and improvements	3,261,680	3,345,662
Machinery equipment, furniture and fixtures	8,826,050	8,102,700
Equipment under capital leases	46,378	56,242
Total property, plant and equipment	12,244,221	11,614,717
Less: accumulated depreciation	(4,943,973)	(4,219,272)
Total property, plant and equipment, net	$7,300,248	$7,395,445

Depreciation expense for the years ended March 31, 2013 and 2012 was $804,564 and $601,866, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:
	2013	2012
Cost incurred on uncompleted contracts, beginning balance	$10,879,743	$7,958,153
Total cost incurred on contracts during the year	21,215,441	31,104,174
Less cost of sales, during the year	(25,914,345)	(28,182,584)
Cost incurred on uncompleted contracts, ending balance	$6,180,839	$10,879,743

Billings on uncompleted contracts, beginning balance	$6,969,717	$5,104,301
Plus: Total billings incurred on contracts, during the year	27,385,748	35,132,194
Less: Contracts recognized as revenue, during the year	(32,472,919)	(33,266,778)
Billings on uncompleted contracts, ending balance	$1,882,546	$6,969,717

Cost incurred on uncompleted contracts, ending balance	$6,180,839	$10,879,743
Billings on uncompleted contracts, ending balance	1,882,546	(6,969,717)
Costs incurred on uncompleted contracts, in excess of progress billings	$4,298,293	$3,910,026

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable.

As of March 31, 2013 and 2012, we had deferred revenues totaling $253,813 and $799,413, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our consolidated statement of operations and comprehensive (loss) income. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow tusto offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS
Other current assets included the following as of March 31:	2013	2012
Payments advanced to suppliers	$267,513	$145,637
Prepaid insurance	187,086	220,496
Collateral deposits (see Note 8)	1,032,348	1,052,500
Deferred loan costs, net of amortization	57,930	--
Other	33,607	68,321
Total	$1,578,484	$1,486,954

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:	2013	2012
Collateral deposit (see Note 8)	$--	$171,252
Deferred loan costs, net of amortization	--	99,378
Total	$--	$270,630

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2013	2012
Accrued compensation	$668,038	$970,088
Interest rate swaps market value	388,982	375,512
Provision for contract losses	270,172	887,458
Other	547,732	191,637
Total	$1,874,924	$2,424,695

NOTE 8 – DEBT

Debt obligations outstanding were classified as of March 31:	2013	2012
Sovereign Bank Secured Term Note due March, 2013	$--	$571,429
Sovereign Bank Capital expenditure note due November 2014	306,432	183,859
Sovereign Bank Staged advance note due March 2016	333,850	111,283
MDFA Series A Bonds due January 2021	3,789,583	212,500
MDFA Series B Bonds due January 2018	1,346,429	278,571
Obligations under capital leases	8,185	1,291
Total short-term debt	5,784,479	1,358,933
Sovereign Bank Capital expenditure note due November 2014	--	306,433
Sovereign Bank Staged advance note due March 2016	--	333,850
MDFA Series A Bonds due January 2021	--	3,789,583
MDFA Series B Bonds due January 2018	--	1,346,428
Obligations under capital leases	31,108	--
Total long-term debt	$31,108	$5,776,294

On February 24, 2006, we entered into the Loan Agreement, with the the Bank which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided us with a secured term loan of $4.0 million, or the Term Note, and a revolving line of credit of up to $2.0 million, or Revolving Note. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3.0 million, or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to us a loan facility, or Staged Advance Note, in the amount of up to $1.9 million for the purpose of acquiring a gantry mill machine.

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds together with the Series A Bonds, the Bonds. The proceeds of such sales were loaned to us under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, MDFA and the Bank (as Bond owner and Disbursing Agent), or the MLSA.

In connection with the December 30, 2010 bond financing, we executed an Eighth Amendment to the Loan Agreement, or Eighth Amendment. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all of our outstanding obligations under the MLSA. Under the MLSA and the Eighth Amendment, we were required, as of the end of each fiscal quarter, to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1; and that our leverage ratio will be less than or equal to 3:1.

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million.

The bond balance exceeded such maximum loan amount at December 31, 2011 by approximately $490,000. On October 28, 2011, we and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance is being amortized down at the current monthly debt principal amount of $17,708. At March 31, 2013, the restricted cash is classified as a collateral deposit in other current assets of $189,589.

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

On July 6, 2012, we executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. We were in compliance with the leverage ratio covenant at September 30, 2012, as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that we have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. We reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and, therefore, was in compliance with this covenant. The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumed on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that we was not to permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, we paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. This collateral was to be released to us upon successful compliance with all debt covenant tests. The earliest date this could have occurred was December 31, 2012, the first date we would have been again subject to testing of all of the financial covenants. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing was to resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

On February 14, 2013, we executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The actual fixed charge ratio at December 31, 2012 was negative 41% and the actual interest coverage ratio was negative 256% as we reported an operating loss for the three months ended December 31, 2012. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at March 31, 2013 on a trailing three month basis, and continue at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, we paid the Bank a fee of $7,500 and are required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The $840,000 collateral is included in other current assets at March 31, 2013

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants, and the Bank has not agreed to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we have classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. The Bank is evaluating its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

The actual fixed charge ratio at March 31, 2013 was negative 81% and the actual interest coverage ratio was negative 351% as we reported an operating loss for the three months ended March 31, 2013. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at March 31, 2013, as the actual leverage ratio was 1:1.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%.  The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011.  From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5% (4.75% at March 31, 2012), payable on a quarterly basis.   Principal was paid in quarterly installments of $142,857, plus interest, with a final payment made on March 1, 2013. There was $0 and $571,429  outstanding under this facility at March 31, 2013 and March 31, 2012, respectively.

MDFA Series A and B Bonds

On December 30, 2010, we and Ranor completed a $6.2 million tax exempt bond financing with the MDFA pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million (Series A Bonds) and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million (Series B Bonds) and loaned the proceeds of such sale to Ranor under the terms of the MLSA, dated as of December 1, 2010, by and among us, Ranor, MDFA and the Bank.

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility located in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. Under the MLSA and related documents, the Westminster facility secures, and we further guarantee, Ranor’s obligations to the Bank and subsequent holders of the Bonds.

The initial rate of interest on the Bonds was 1.96% for a period from the bond date to and including January 31, 2011, and the interest rate thereafter is 65% times the sum of 275 basis points plus one-month LIBOR. We are required to make monthly payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, we and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $5.1 and $5.6 million at March 31, 2013 and 2012, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance. We pay an unused credit line fee of 0.25% on the average unused credit line amount in the previous month. The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. There was $500,000 and $0 borrowed and outstanding under this facility as of March 31, 2013 and 2012, respectively. As of March 31, 2013, $1.5 million was available under this facility. In July 2013, we repaid the $500,000 borrowed under the Revolving Note. This facility expired by its terms on July 31, 2013 and was not renewed by the Bank.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $0.5 million and has been amended several times resulting in a borrowing limit of $3.0 million. On November 30, 2009, we elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3%. Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014.

Staged Advance Note:

The Bank made certain loans to us limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, we was obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

We leased certain office equipment under a non-cancelable capital lease that expired in April 2012.  Lease payments for principal and interest on capital lease obligations for the year ended March 31, 2012 totaled $15,564 and the amount of the lease recorded in property, plant and equipment, net was $0 as of March 31, 2012.

We entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. The amount of the lease recorded in property, plant and equipment, net was $37,544 as of March 31, 2013.

The maturities of our debt including the capital lease are as follows: 2014: $5,784,479, 2015: $8,690, 2016: $9,226, 2017: $9,795, 2018: $3,397.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects loss  from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for fiscal:
	2013	2012
U.S. operations	$(1,796,789)	$(3,554,842)
Foreign operations	(142,817)	(37,482)
Loss from operations before tax	(1,939,606)	(3,592,324)
Income tax expense (benefit) provision	472,331	(1,469,218)
Net Loss	$(2,411,937)	$(2,123,106)
Effective tax rate	(24)%	41%

The provision (benefit) for income taxes consists of the following as of March 31:
Current	2013	2012
Federal	$(332,580)	$(1,072,138)
State	12,987	--
Foreign	96,162	127,093
Total Current	(223,431)	(945,045)
Deferred
Federal	606,757	35,423
State	(47,458)	(423,133)
Foreign	136,463	(136,463)
Total Deferred	695,762	(524,173)
Income tax expense (benefit) provision	$472,331	$(1,469,218)

A reconciliation between income taxes computed at the federal statutory rate for fiscal years ended March 31, 2013 and 2012 to the effective income tax rates applied to the net loss reported in the Consolidated Statements of Operations and Other Comprehensive Loss is presented as follows:
	2013	2012
Federal statutory income tax rate	34%	34%
State income tax, net of federal benefit	1%	13%
Change in valuation allowance	(53)%	(2)%
Stock based compensation	(6)%	(3)%
Other	-%	(1)%
Effective income tax rate	(24)%	41%

The following table summarizes the components of deferred income tax assets and liabilities are as follows:

Current Deferred Tax Assets:	2013	2012
Compensation	$177,703	$311,003
Allowance for doubtful accounts	9,824	9,865
Loss on uncompleted contracts	106,123	350,058
Net operating loss carry-forward	30,145	63,040
Interest rate swaps	152,792	148,120
Other liabilities not currently deductible	341,726	198,896
Valuation allowance	(562,548)	(60,774)
Total Current Deferred Tax Asset	$255,765	$1,020,208
Noncurrent Deferred Tax Asset (Liability):
Share based compensation awards	323,734	302,201
Net operating loss carry-forward	1,662,848	956,921
Valuation allowance	(1,062,741)	(371,807)
Total Noncurrent Deferred Tax Assets	$923,841	$887,315
Accelerated depreciation	(1,179,606)	(769,310)
Net Noncurrent Deferred Tax Asset (Liability)	$(255,765)	$118,005
Net Deferred Tax Asset	$--	$1,138,213

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have determined that it is more likely than not that certain future tax benefits may not be realized.  Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2013:

	Amount	Begins to Expire:
Federal net operating losses	$2,274,497	2025
Federal alternative minimum tax credits	$76,185	Indefinite
State net operating losses	$13,735,586	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor. Accordingly, our ability to utilize certain carryforwards is limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

The following table provides a reconciliation of our unrecognized tax benefits as of March 31, 2013:

Unrecognized tax benefits at March 31, 2012	$16,532
Increases based on tax positions related to 2013	--
Increases based on tax positions prior to 2013	674
Decreases from expiration of statute of limitations	--
Unrecognized tax benefits at March 31, 2013	$17,206

We recognized $674 in interest expense related to uncertain tax positions in the tax provision (benefit) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). We have not accrued any penalties with respect to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2009 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in its Consolidated Statements of Operations.

NOTE 10- RELATED PARTY TRANSACTIONS

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International (CSI) to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 5% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in us. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. We paid $1.9 and $1.7 million to CSI for materials and manufacturing services in fiscal 2013 and 2012, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $21,219 and $24,230 for the years ended March 31, 2013 and 2012, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. Our board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of us to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 7,232,735 and 9,197,436 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2013 and 2012, respectively.

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

The holders of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend our certificate of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Upon any liquidation we will be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

Under the terms of the purchase agreement, the investor has the right of first refusal in the event that we seek to raise additional funds through a private placement of securities, other than certain exempt issuances. The percentage of shares that investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Convertible Preferred Stock owned by the investor to the total of such shares.

On August 14, 2009, our board of directors adopted a resolution authorizing and directing that the designated shares of Series A Convertible Preferred Stock be increased from 9,000,000 to 9,890,980.

On August 14, 2009, we entered into a warrant exchange agreement pursuant to which we agreed to issue 3,595,472 shares of Series A Convertible Preferred Stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. Effective September 11, 2009, the warrants were surrendered to us, we filed an amendment to its certificate of designation relating to its Series A Convertible Preferred Stock to increase the number of designated shares of Series A Convertible Preferred Stock, and the 3,595,472 shares of Series A Convertible Preferred Stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

During the fiscal year ended March 31, 2013 and 2012, 1,502,984 and 1,843,000 shares of Series A Convertible Preferred Stock were converted into 1,964,694 and 2,409,159 shares of common stock, respectively. We had 5,532,998 and 7,035,982 shares of Series A Convertible Preferred Stock outstanding at March 31, 2013 and 2012, respectively.

Common Stock Purchase Warrants

On February 15, 2011, we entered into a contract with a third party pursuant to which we issued two-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share. Using the Black-Scholes options pricing formula assuming a risk free rate of 0.30%, volatility of 79%, an expected term of one year, and the price of the common stock on February 15, 2011 of $1.65 per share, the value of the warrant was calculated at $51,428, or $0.51 per share issuable upon exercise of the warrant. Since the warrant permitted delivery of unregistered shares, we have control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. The warrants expired on February 14, 2013 and at March 31, 2013 there were no warrants outstanding. At March 31, 2012 there were 100,000 warrants issued and outstanding.

Common Stock

We had 90,000,000 authorized common shares at March 31, 2012 and 2011.  We had 17,992,177 shares of common stock outstanding at March 31, 2012, and 15,422,888 shares of common stock outstanding at March 31, 2011.

In fiscal 2013, we issued 1,964,694 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

In fiscal 2012, we issued 160,130 shares of common stock in connection with the exercise of stock options and 2,409,159 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, our board of directors adopted, and our stockholders approved, the 2006 long-term incentive plan (the Plan) covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and the shareholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by our board of directors. Independent directors are not eligible for discretionary options.

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

On April 19, 2011, we granted stock options to our chief executive officer and chief financial officer to purchase 250,000 and 100,000 shares of common stock, respectively, at an exercise price of $1.96 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date. Also, on April 19, 2011, we granted stock options to certain employees to purchase 227,000 shares of common stock at an exercise price of $1.96 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

On July 1, 2011, we granted stock options to two directors to purchase 10,000 shares of common stock each at an exercise price of $1.62 per share, the fair market value on the date of grant, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in six months and 50% in eighteen months from the grant date, respectively.

On July 21, 2011, we granted stock options to an employee to purchase 20,000 shares of common stock at an exercise price of $1.65 per share, the fair market value on the date of grant. The options vested immediately on the grant date.

On August 29, 2011, we granted stock options to certain employees to purchase 30,000 shares of common stock at an exercise price of $1.45 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

On April 26, 2012, we granted stock options to an employee to purchase 50,000 shares of common stock at an exercise price of $0.70 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

On July 2, 2012, we granted stock options to two directors to purchase 10,000 shares of common stock each at an exercise price of $0.61 per share, the fair market value on the date of grant, pursuant to the plan provision following the third anniversary date of each director’s first election to the board. Fifty percent of the shares will vest in six months and 50% in eighteen months from the grant date, respectively.

On December 5, 2012, we granted stock options to a new member of our board of directors to purchase 50,000 shares of common stock each at an exercise price of $1.02 per share, the fair market value on the date of grant. Thirty thousand shares will vest immediately, with the remaining options vesting in equal amounts on the second and third year anniversary of the grant date.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the periods presented ranged from 103.5% to 106.1% for volatility, a risk free interest rate of 0.061% to 0.083%, and expected term of approximately six years. At March 31, 2013, 418,506 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2011	2,046,661	$0.738	$1,969,075	7.05
Granted	647,000	$1.916
Forfeited	(73,000)	$1.662
Exercised	(204,995)	$0.385
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Granted	120,000	$0.820
Forfeited	(51,666)	$1.150
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Vested or expected to vest 3/31/2013	1,984,000	$1.003	$626,375	6.68
Exercisable at 3/31/2013	1,629,666	$0.910	$573,475	4.91

At March 31, 2013 there was $233,005 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the year was $768,063.

The following table summarizes the status of tour stock options outstanding but not vested for the year ended March 31:
	Number of Options	Weighted Average
Outstanding at 3/31/2011	1,440,000	$0.783
Granted	647,000	$1.916
Forfeited	(83,000)	$1.960
Vested	(515,000)	$0.798
Outstanding at 3/31/2012	1,489,000	$1.205
Granted	120,000	$0.820
Forfeited	(51,666)	$1.150
Vested	(703,000)	$1.090
Outstanding at 3/31/2013	854,334	$1.249

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash. At March 31, 2013, there were accounts receivable balances outstanding from three customers comprising 88% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2013		March 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$2,379,078	55%	$17,494	--%
B	$915,632	21%	$26,972	1%
C	$516,174	12%	$--	--%
D	$--	--%	$1,160,957	24%
E	$--	--%	$726,908	15%
F	$10,919	--%	$561,927	11%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the fiscal year ended:

	March 31, 2013		March 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$7,665,775	24%	$333,346	1%
B	$6,086,928	19%	$17,494	--%
C	$4,800,047	15%	$3,388,386	10%
D	$2,765,777	8%	$11,307,100	34%

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
	Net Sales		Property, Plant and Equipment, Net
	2013	2012	2013	2012
United States	$29,146,085	$28,693,327	$7,252,027	$7,363,002
China	$3,326,834	$4,573,451	$19,346	$32,443

NOTE 16 – COMMITMENTS

Leases

On November 17, 2010, we entered into a lease agreement to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as our corporate headquarters.  We took possession of the office space on April 1, 2011.  Under the Lease, our payment obligations were deferred until the fifth month after it takes possession, at which time we will pay annual rent of approximately $58,850 in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, we will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if we fail to satisfy our payment obligations in a timely manner, or otherwise default on our obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. We may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property. At March 31, 2013 we recorded a liability for deferred rent of $16,126 reflecting the difference between the expense recorded in the consolidated statement of operations and comprehensive income (loss) the monthly rent cash payments paid to the lessor.

On November 15, 2010 and June 15, 2011, we entered into certain leases for approximately 1,000 sq. ft. of office space in Wuxi, China. The annual rental cost is approximately $27,000 and the leases expired on November 14, 2012. The leases were renewed thereafter on an annual basis. We also lease apartment space and cars for certain expatriate employees who live and work in China at an annual rental cost of approximately $34,000 and expire on various dates.

Rent expense for all operating leases for the fiscal years ended March 31, 2013 and 2012 was $138,765 and $131,090, respectively.

Future minimum lease payments required under non-cancellable operating leases in the aggregate, at March 31, 2013, totaled $227,448. The totals for each annual period ended on March 31 were: 2014- $59,912, 2015- $61,500, 2016- $63,092 and 2017- $42,944.

As of March 31, 2013, we had $0.9 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase raw materials and supplies at fixed prices.

Employment Agreements

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at March 31, 2013 for future salaries during the next fiscal year 2014, excluding bonuses, was approximately $710,000.

Severance Agreement

On February 8, 2012 our President and General Manager for our Ranor operation in the U.S. retired. In connection with the above event, we were required to provide severance and certain post-employment benefits. As such, we recorded a charge of $226,945 associated with this event and was paid in full during fiscal 2013.

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

	March 31, 2013	March 31, 2012
Basic EPS
Net Loss	$(2,411,937)	$(2,123,106)
Weighted average shares	19,004,897	16,738,213
Basic Loss per share	$(0.13)	$(0.13)
Diluted EPS
Net Loss	$(2,411,937)	$(2,123,106)
Dilutive effect of convertible preferred stock, warrants and stock options	--	--
Diluted weighted average shares	19,004,897	16,738,213
Diluted Loss per share	$(0.13)	$(0.13)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the period ended March 31, 2013 and 2012, there were 5,594,949 and 7,289,854, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2012 and 2011. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2013
Net sales	$7,145	$8,079	$7,294	$9,955
Gross profit	$1,105	$1,938	$1,884	$1,631
Net Loss	$(706)	$(45)	$(545)	$(1,115)
Basic Loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.06)
Diluted Loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.06)
Year ended March 31, 2012
Net sales	$9,176	$7,147	$10,864	$6,079
Gross profit	$2,426	$1,915	$740 (a)	$2 (b)
Net income (loss)	$381	$(88)	$(1,148)	$(1,268)
Basic income (loss) per share	$0.02	$(0.01)	$(0.07)	$(0.07)
Diluted income (loss) per share	$0.01	$(0.01)	$(0.07)	$(0.07)

(a)(b) Net Loss for Fiscal 2012 in the third and fourth quarters included contract losses of $518,792 and $1,558,421, respectively. These contract losses increased cost of goods sold and lowered gross profit for the periods.

NOTE 19 – SUBSEQUENT EVENTS

On May 13, 2013, James Molinaro, our former chief executive officer, submitted his resignation as our chief executive officer and as a member of our board of directors. In connection with this resignation Mr. Molinaro forfeited 1,250,000 common shares granted under the 2006 long-term incentive plan.

On June 13, 2013 we issued 200,000 special options to our non-employee directors in recognition of their additional services while we seek a permanent chief executive officer.  We also granted Mr. Anthony a stock option grant covering 100,000 shares of our common stock and set his compensation at $20,000 per month for his service as Executive Chairman.  Additionally, weissued 190,000 stock options to certain of our executives.

On July 5 and 31, 2013, we repaid $250,000 and $250,000, respectively, of debt outstanding under its revolving credit facility. The revolving loan facility expired on July 31, 2013 without renewal by the Bank.

Exhibit Index.

Exhibit Number	Description of Document
23.1	Consent of KPMG, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2013 and 2012; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012; and (v) the Notes to the Consolidated Financial Statements.