Form 10-Q
period 2013-06-30
TECHPRECISION CORP
filed 2013-09-18
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, issued and outstanding at September 6, 2013 was 19,956,871.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,444,769	$3,075,376
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2013 and 2012	3,813,382	4,330,637
Costs incurred on uncompleted contracts, in excess of progress billings	3,250,703	4,298,293
Inventories- raw materials	366,866	354,516
Income taxes receivable	374,030	374,030
Current deferred taxes	255,765	255,765
Other current assets	1,436,395	1,578,484
Total current assets	11,941,910	14,267,101
Property, plant and equipment, net	7,108,458	7,300,248
Total assets	$19,050,368	$21,567,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$966,302	$2,537,060
Accrued expenses	2,436,875	1,874,924
Accrued taxes payable	232,624	232,624
Deferred revenues	103,521	253,813
Short-term debt	500,000	500,000
Current maturity of long-term debt	5,612,521	5,784,479
Total current liabilities	9,851,843	11,182,900
Long-term debt, including capital leases	30,448	31,108
Noncurrent deferred taxes	255,765	255,765
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
5,532,998 shares issued and outstanding at June 30, 2013 and March 31, 2013,
(liquidation preference of $1,576,904 at June 30, 2013 and March 31, 2013)	1,310,206	1,310,206
Common stock -par value $.0001 per share, authorized, 90,000,000 shares
issued and outstanding, 19,956,871 shares at June 30, 2013 and March 31, 2013	1,996	1,996
Additional paid in capital	5,202,644	5,076,552
Accumulated other comprehensive loss	(108,869)	(221,418)
Retained earnings	2,506,335	3,930,240
Total stockholders’ equity	8,912,312	10,097,576
Total liabilities and stockholders’ equity	$19,050,368	$21,567,349

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,
	2013	2012
Net sales	$7,096,692	$7,145,739
Cost of sales	6,676,449	6,040,301
Gross profit	420,243	1,105,438
Selling, general and administrative	1,770,082	2,000,412
Loss from operations	(1,349,839)	(894,974)
Other expense	(7,552)	(46)
Interest expense	(70,127)	(80,091)
Interest income	3,613	1,693
Total other expense, net	(74,066)	(78,444)
Loss before income taxes	(1,423,905)	(973,418)
Income tax expense (benefit)	--	(267,257)
Net loss	$(1,423,905)	$(706,161)
Other comprehensive loss, before tax:
Change in unrealized loss on cash flow hedges	(110,337)	(70,591)
Foreign currency translation adjustments	(2,212)	(12,103)
Other comprehensive loss, before tax	(112,549)	(82,694)
Net tax benefit of other comprehensive loss items	--	(27,845)
Comprehensive loss	$(1,536,454)	$(761,010)
Net loss per share (basic)	$(0.07)	$(0.04)
Net loss per share (diluted)	$(0.07)	$(0.04)
Weighted average number of shares outstanding (basic)	19,956,871	18,394,577
Weighted average number of shares outstanding (diluted)	19,956,871	18,394,577

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,423,905)	$(706,161)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	253,833	206,052
Stock based compensation expense	126,092	141,359
Deferred income taxes	--	(267,257)
Provision for contract losses	687,088	87,958
Changes in operating assets and liabilities:
Accounts receivable	521,202	(125,051)
Costs incurred on uncompleted contracts, in excess of progress billings	1,047,590	123,425
Inventories – raw materials	(10,175)	(85,467)
Other current assets	138,184	(721,456)
Taxes receivable	--	551,873
Other noncurrent assets	--	53,276
Accounts payable	(1,580,512)	666,635
Accrued expenses	(13,103)	(701,484)
Deferred revenues	(151,355)	2,712,567
Net cash (used in) provided by operating activities	(405,061)	1,936,269

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56,424)	(20,024)
Net cash used in investing activities	(56,424)	(20,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(172,618)	(342,595)
Net cash used in financing activities	(172,618)	(342,595)
Effect of exchange rate on cash and cash equivalents	3,496	(17,062)
Net (decrease) increase in cash and cash equivalents	(630,607)	1,556,588
Cash and cash equivalents, beginning of period	3,075,376	2,823,485
Cash and cash equivalents, end of period	$2,444,769	$4,380,073

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$64,734	$72,908
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three Months Ended June 30, 2013

For the three months ended June 30, 2013, we recorded a liability of $278,645 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

Three Months Ended June 30, 2012

For the three months ended June 30, 2012, we issued 631,352 shares of common stock in connection with the conversion of 482,984 shares of Series A Convertible Preferred Stock.

For the three months ended June 30, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

We recorded a liability of $270,138 (net of tax of $175,965) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

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

The formation of WCMC was made in consultation with one of our largest customers in the Solar Energy industry, and was based on the forecasted demand for solar and nuclear energy components in Asia, and especially in China. We also have the capability and capacity to manufacture furnaces for the HEM sapphire industry in both the U.S. and, through our subcontractors, in Asia.

Liquidity and Capital Resources

At June 30, 2013, we were in default and continue to be in default with the Loan and Security Agreement between Ranor and Sovereign Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at June 30, 2013 ($5.6 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

We have incurred operating losses of $1.4 million for the three months ended June 30, 2013, or fiscal 2014, and $2.4 million and $2.1 million for the annual periods ended March 31, 2013 and 2012, respectively. At June 30, 2013 we had cash and cash equivalents of $2.4 million of which $0.2 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under our revolving line of credit during the quarter ended March 31, 2013, and repaid this borrowing in full in July 2013. In addition, we have $1.0 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the three months ended June 30, 2013 and the year ended March 31, 2013, or fiscal 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $9.9 million at June 30, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated balance sheet as of June 30, 2013, the consolidated statements of operations and comprehensive loss for the three month periods ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the three months ended June 30, 2013 and 2012 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K, or 2013 Form 10-K, filed with the SEC for the year ended March 31, 2013.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2013 Form 10-K.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company does not believe that the new guidance will have a material impact on our financial position and results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-05 on our consolidated results of operations, financial position or cash flows.

In June 2013, the FASB issued ASU 2013-07, Liquidation Basis of Accounting (ASU 2013-07), to require entities to begin preparing financial statements on a liquidation basis when liquidation is imminent. The guidance requires liquidation accounting when liquidation is imminent, unless an entity is outside the scope of the guidance or it is following a liquidation plan established at its inception. The guidance says liquidation is imminent when either, the party or parties with the authority to approve a liquidation plan do so or other forces (e.g., involuntary bankruptcy) impose a plan for liquidation, and the likelihood that the entity will return from liquidation is remote. The guidance also requires entities using the liquidation basis of accounting to measure their assets at the amount they expect to collect upon sale and liabilities are not re-measured to reflect any anticipation that the entity will be legally released from the obligation. ASU 2013-07 is effective for annual periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-07, but currently does not believe there will be an impact on our consolidated results of operations, financial condition, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (ASU 2013-11), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2013-11, but currently do not believe the new guidance will have a material impact on the balance sheet presentation of its unrecognized tax benefits based on the nature of these items.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of:

	June 30, 2013	March 31, 2013
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,882,700	8,826,050
Equipment under capital leases	46,378	46,378
Total property, plant and equipment	12,300,871	12,244,221
Less: accumulated depreciation	(5,192,413)	(4,943,973)
Total property, plant and equipment, net	$7,108,458	$7,300,248

Depreciation expense for the three months ended June 30, 2013 and 2012 was $248,440 and $192,923, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	June 30, 2013	March 31, 2013
Cost incurred on uncompleted contracts, beginning balance	$6,180,839	$10,879,743
Total cost incurred on contracts during the period	5,401,497	21,215,441
Less cost of sales, during the period	(6,676,449)	(25,914,345)
Cost incurred on uncompleted contracts, ending balance	$4,905,887	$6,180,839

Billings on uncompleted contracts, beginning balance	$1,882,546	$6,969,717
Plus: Total billings incurred on contracts, during the period	6,869,330	27,385,748
Less: Contracts recognized as revenue, during the period	(7,096,692)	(32,472,919)
Billings on uncompleted contracts, ending balance	$1,655,184	$1,882,546

Cost incurred on uncompleted contracts, ending balance	$4,905,887	$6,180,839
Billings on uncompleted contracts, ending balance	1,655,184	1,882,546
Costs incurred on uncompleted contracts, in excess of progress billings	$3,250,703	$4,298,293

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable.  As of June 30, 2013 and March 31, 2013, we had deferred revenues totaling $103,521 and $253,813, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 – OTHER CURRENT ASSETS

	June 30, 2013	March 31, 2013
Payments advanced to suppliers	$264,956	$267,513
Prepaid insurance	100,017	187,086
Collateral deposits (see Note 7)	979,964	1,032,348
Deferred loan costs, net of amortization	52,537	57,930
Other	38,921	33,607
Total	$1,436,395	$1,578,484

NOTE 7 - ACCRUED EXPENSES

	June 30, 2013	March 31, 2013
Accrued compensation	$385,247	$668,038
Interest rate swaps market value	278,645	388,982
Provision for contract losses	957,260	270,172
Customer deposits	554,387	236,000
Other	261,336	311,732
Total	$2,436,875	$1,874,924

NOTE 8 – DEBT

Debt obligations outstanding were classified as of:	June 30, 2013	March 31, 2013
Sovereign Bank Capital expenditure note due November 2014	$275,790	$306,432
Sovereign Bank Staged advance note due March 2016	315,303	333,850
MDFA Series A Bonds due January 2021	3,736,458	3,789,583
MDFA Series B Bonds due January 2018	1,276,785	1,346,429
Obligations under capital leases	8,185	8,185
Total short-term debt	$5,612,521	$5,784,479
Long-term obligations under capital leases	30,448	31,108
Total debt	$5,642,969	$5,815,587

On February 24, 2006, we entered into the Loan Agreement, with the Bank which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided us with a secured term loan of $4.0 million, or the Term Note, and a revolving line of credit of up to $2.0 million, or Revolving Note. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3.0 million, or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to us a loan facility, or Staged Advance Note, in the amount of up to $1.9 million for the purpose of acquiring a gantry mill machine.

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

On August 8, 2011, an appraisal was completed on the Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million.  The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, we and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance is being amortized down at the current monthly debt principal amount of $17,708. At June 30, 2013, the restricted cash is classified as a collateral deposit in other current assets of $136,465.

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

On July 6, 2012, we executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the fiscal quarters ended June 30, 2012 and September 30, 2012. The leverage ratio covenant remained in effect, and must not be greater than 2:1. We were in compliance with the leverage ratio covenant at September 30, 2012, as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the fiscal quarters ended June 30 and September 30, 2012, the Bank required that we have earnings before interest and taxes (EBIT) greater than $1 for the fiscal quarter ended September 30, 2012. We reported EBIT of $14,286 for the fiscal quarter ended September 30, 2012 and, therefore, were in compliance with this covenant. The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumed on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment the covenants were revised such that we were not to permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, we paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on our obligation. This collateral was to be released to us upon successful compliance with all debt covenant tests. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing was to resume at December 31, 2012 on a trailing six month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

On February 14, 2013, we executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The actual fixed charge ratio at December 31, 2012 was negative 41% and the actual interest coverage ratio was negative 256% as we reported an operating loss for the three months ended December 31, 2012. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing resumed at March 31, 2013 on a trailing three month basis, and continued at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, we paid the Bank a fee of $7,500 and were required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on our obligation. A collateral deposit of $843,499 is included in other current assets at June 30, 2013.

At June 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at June 30, 2013 ($5.6 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

The actual fixed charge ratio at March 31, 2013 was negative 81% and the actual interest coverage ratio was negative 351% as we reported an operating loss for the three months ended March 31, 2013. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at March 31, 2013, as the actual leverage ratio was 1:1. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%. The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011. From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5% (4.75% at March 31, 2012), payable on a quarterly basis. Principal was paid in quarterly installments of $142,857, plus interest, with a final payment made on March 1, 2013. There was $0 and $0 outstanding under this facility at June 30, 2013 and March 31, 2013, respectively.

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

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, we and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $5.1 and $5.6 million at June 30, 2013 and March 31, 2013, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance. The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. There was $500,000 borrowed and outstanding under this facility as of June 30 and March 31, 2013, respectively. As of June 30 and March 31, 2013, $1.5 million was available under this facility. In July 2013, we repaid the $500,000 borrowed under the Revolving Note. This facility expired by its terms on July 31, 2013 and was not renewed by the Bank.

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

Staged Advance Note:

The Bank made certain loans to us limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, we were obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

We entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. The amount of the lease recorded in property, plant and equipment, net was $35,336 and $37,544 as of June 30, 2013 and March 31, 2013, respectively.

NOTE 9 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three months ended June 30, 2013 we recorded income tax expense of $0, and for the three months ended June 30, 2012, we recorded an income tax benefit of $267,257. The lack of a tax benefit for the three months ended June 30, 2013 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

As of June 30, 2013, our federal net operating loss carry-forward was approximately $2.3 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Section 382 of the Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2009 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations.

NOTE 10- RELATED PARTY TRANSACTIONS

WCMC leases approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 5% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in TechPrecision. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. We paid $0 and $176,825 to CSI for materials and manufacturing services for the three months ended June 30, 2013 and 2012, respectively.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $3,632 and $5,160 for the three months ended June 30, 2013 and 2012, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure  to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 7,232,735 common shares underlying the Series A Convertible Preferred Stock as of June 30, 2013 and March 31, 2013.

Upon any liquidation we are required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During fiscal 2013 1,502,984 shares of Series A Convertible Preferred Stock were converted into 1,964,694  shares of common stock. We had 5,532,998 shares of Series A Convertible Preferred Stock outstanding at June 30, 2013 and March 31, 2013.

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

Common Stock

We had 90,000,000 authorized common shares at June 30, 2013 and March 31, 2013.  We had 19,956,871 shares of common stock outstanding at June 30, 2013 and March 31, 2013.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 long-term incentive plan, or, as amended, the Plan. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options. The maximum number of shares of common stock that may be issued under the Plan is 3,300,000 shares.

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

On June 13, 2013 and pursuant to the Plan, we granted stock options to our Executive Chairman to purchase 100,000 shares of common stock at an exercise price of $0.67 per share, the fair market value on the date of grant. The options have a term of ten years and will vest in three equal installments on each of the grant date and first two anniversaries of the grant date subject to continuous service as a member of the board through the second anniversary of the grant date.

On June 13, 2013 and pursuant to the Company Plan, we granted stock options to certain executives to purchase 300,000 shares of common stock at an exercise price of $0.67 per share, the fair market value on the date of grant. The options have a term of ten years and will vest in three equal annual installments starting on the first anniversary of the grant date subject to continuous employment service.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the three months ended June 30, 2013 were 100.7% for volatility, a risk free interest rate of 1.1%, and expected term of approximately six years. At June 30, 2013, 1,268,506 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Granted	400,000	$0.670
Forfeited	(1,250,000)	$0.952
Outstanding at 6/30/2013	1,634,000	$0.996	$71,075	7.23
Vested or expected to vest 6/30/2013	1,634,000	$0.996	$71,075	7.23
Exercisable at 6/30/2013	1,011,000	$1.035	$44,974	5.51

At June 30, 2013 there was $444,869 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next four years. The total fair value of shares vested during the three months ended June 30, 2013 was $193,415.

The following table summarizes the status of our stock options outstanding but not vested for the three months ended June 30, 2013:

	Number of Options	Weighted Average
Outstanding at 3/31/2013	854,334	$1.249
Granted	400,000	$0.670
Vested	(131,334)	$1.473
Forfeited	(500,000)	$1.120
Outstanding at 6/30/2013	623,000	$0.933

We made a discretionary grant outside of the Plan on June 13, 2013 of 200,000 options at an exercise price of $0.67 per share, the fair market value on the date of grant, to our non-employee directors in recognition of their additional services while we seek a permanent chief executive officer. The options have a term of ten years and will vest in three equal installment amounts on each of the grant date and first anniversaries of the grants are subject to continuous service as members of the board through the second anniversary of the grant date. Although the grants were made outside of the Plan, the terms of the options are the same as those issued under the Plan.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At June 30, 2013, there were accounts receivable balances outstanding from three customers comprising 57% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2013		March 31, 2013
Customer	Dollars	Percent	Dollars	Percent
A	$950,261	25%	$2,379,078	55%
B	$881,225	23%	$915,632	21%
C	$167,521	4%	$516,174	12%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three months ended:

	June 30, 2013		June 30, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$2,019,106	29%	$481,329	7%
B	$1,219,748	17%	$997,684	14%
C	$1,033,517	15%	$466,000	7%
D	$364,412	5%	$2,030,235	28%
E	$168,607	2%	$846,103	12%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Three months ended June 30, 2013	Three months ended June 30, 2012	June 30, 2013	March 31, 2013
United States	$7,037,498	$6,727,735	$7,092,810	$7,252,027
China	$59,194	$418,004	$15,648	$19,346

NOTE 16 – COMMITMENTS

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at June 30, 2013 for future salaries during the next twelve months, excluding bonuses, was approximately $1,000,000.

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

	Three months ended June 30, 2013	Three months ended June 30, 2012
Basic EPS
Net Loss	$(1,423,905)	$(706,161)
Weighted average shares	19,956,871	18,394,577
Basic Loss per share	$(0.07)	$(0.04)
Diluted EPS
Net Loss	$(1,423,905)	$(706,161)
Dilutive effect of convertible preferred stock, warrants and stock options	--	--
Diluted weighted average shares	19,956,871	18,394,577
Diluted Loss per share	$(0.07)	$(0.04)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2013 and 2012, there were 506,500 and 1,138,059, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On July 5 and 31, 2013, we repaid $250,000 and $250,000, respectively, of debt outstanding under our revolving credit facility. The revolving credit facility expired on July 31, 2013, without renewal by the Bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, to change the composition of our revenues and effectively reduce our operating expenses, our ability to generate business on an on-going basis, to obtain any required financing, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

Overview

We offer a full range of services required to transform metallic raw materials into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require services and products from our customers.

We historically have experienced, and continue to experience, customer concentration. Our five largest customers collectively accounted for 74% of our revenue for fiscal 2013. For the three months ended June 30, 2013, our five largest customers accounted for approximately 74% of reported net sales.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. For the three months ended June 30, 2013, our net sales and net loss were $7.1 million and $1.4 million, as compared to net sales of $7.1 million and net loss of $0.7 million, for the three months ended June 30, 2012.  Our gross margins for the three months ended June 30, 2013 and 2012 were 6% and 15%, respectively. The three months ended June 30, 2013 and 2012 were negatively impacted by $0.8 and $0.1 million, respectively, of contract losses and cost overruns incurred on first article projects and prototyping for customers of Ranor. Our sales order backlog as of June 30, 2013 was approximately $19.4 million compared with a backlog of $16.4 million as of March 31, 2013.

We invested in our WCMC subsidiary to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our alternative energy business. The impact on our Ranor facility was significant because manufacturing for their largest customer was transferred to China. We replaced the transferred business by backfilling our Ranor facility with orders from existing and new customers that required domestic production capacity. In the fiscal year ended March 31, 2012, or fiscal 2012, WCMC received a purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders over the term of the purchase agreement. As of June 30, 2013, we have received purchase orders and delivered $2.1 million of sapphire chambers under this purchase agreement. This purchase agreement expired on February 28, 2013.

At June 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with our financial covenants in the Loan Agreement, and the Bank did  not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank also did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at June 30, 2013 ($5.6 million) and March 31, 2013 ($5.8 million).

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity  and Capital Resources.”

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

Medical Industry

For several years we have been providing production services to Mevion Medical Systems, or Mevion, for the manufacture of its proprietary proton beam radiotherapy system.  Mevion received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in June 2012 to market its proton radiotherapy device.  Presently Mevion has eleven systems currently under development with customers in the U.S.   In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for Mevion’s proton beam system.  During fiscal 2013, Mevion became our largest customer and accounted for $7.7 million in net sales.  We expect that sales volume to Mevion will increase as Mevion further expands the market launch of its innovative proton therapy device.

Alternative Energy

Historically alternative energy has been our largest market served and has comprised a significant amount of annual net sales. The primary products we have manufactured for alternative energy customers, including GT Advanced Technologies, or GTAT, have been multi-crystalline and mono-crystalline solar furnaces, sapphire furnaces as well as polysilicon reactor vessels. During fiscal 2013 and 2012, the pace at which solar and sapphire manufactures increased their production capacity was slow. As a result our sales volume to customers within the alternative energy sector comprised only 28.5% of total sales for fiscal 2013, as compared with 43.5% in fiscal 2012.

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

We believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with existing customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry. In February 2012, WCMC received a twelve month purchase agreement from an existing customer for up to $9.5 million in sapphire chamber orders. We shipped production units for $2.1 million of sapphire chambers under this purchase agreement prior to its expiration on February 28, 2013.

Defense and Aerospace

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering turnkey defense components to our customers stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Defense components the Ranor team has delivered include critical sonar housings and fairings, vertical launch missile tubes, and magnetic motor system components. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at their facility and at our customer’s own defense component manufacturing facilities. We have developed and built Tier 1 and Tier 2 relationships with our customers and will continue to seek opportunities in this sector where we are in a Tier 1 or Tier 2 supplier relationship.

Over the course of the past year, we have increased our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased outsourcing business with existing and new defense contractors who are actively looking to increase outsourced content on certain expanding defense programs over the next several years.  We believe that the military quality certifications we maintain and our ability to offer turn-key fabrication and manufacturing services at a single facility position us as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Nuclear

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

Over the next 10 years, 26 nuclear power plants are scheduled to be built in China, six in the United States and five in Europe (including three in the United Kingdom). The 2011 nuclear tragedy in Japan has bolstered demand for advanced nuclear reactor designs with passive safety systems. Because Ranor is one of the few facilities in the United States that has the certifications required to produce the necessary components for these plants, this pipeline of new nuclear projects could create a significant opportunity. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Critical Accounting Policies and Estimates

The preparation of the unaudited consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to contract accounting, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Our significant accounting policies are set forth in detail in Note 2 to the 2013 Form 10-K. There were no significant changes in the critical accounting policies during the three months ended June 30, 2013, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets.

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. At June 30, 2013 our backlog was $19.4 million.

Three Months Ended June 30, 2013 and 2012

The following table sets forth information from our statements of operations for the three months ended June 30, 2013 and 2012, in dollars and as a percentage of revenue:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Changes Period Ended June 30, 2013 to 2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,096	100%	$7,145	100%	$(49)	(1)%
Cost of sales	6,676	94%	6,040	85%	636	11%
Gross profit	420	6%	1,105	15%	(685)	(62)%
Selling, general and administrative	1,770	25%	2,000	28%	(230)	(12)%
Loss from operations	(1,350)	(19)%	(895)	(13)%	(455)	51%
Other income (expense):
Other income (expense)	(8)	-%	-	-%	(8)	nm %
Interest expense	(70)	(1)%	(80)	(1)%	10	13%
Interest income	4	-%	2	-%	2	nm %
Total other expense, net	(74)	(1)%	(78)	(1)%	4	5%
Loss before income taxes	(1,424)	(20)%	(973)	(14)%	(451)	(46)%
Income tax benefit	-	-%	(267)	(4)%	267	100%
Net Loss	$(1,424)	(20)%	$(706)	(10)%	$(718)	(102)%

Net Sales

For the three months ended June 30, 2013, net sales decreased by $49,047, or less than 1%, to $7.1 million. Net sales to our Commercial industry customers increased by $0.7 million compared with the same three month period in fiscal 2013. This amount was offset by a decrease in sales of $0.7 and $0.1 million to customers in the Defense and Nuclear markets, respectively.  The increases and decreases in net sales are reflective of the frequent changes in demand we see from our customers for different products and markets when comparing periods year over year. For the three months ended June 30, 2013, net sales originating at our WCMC division totaled $0.1 million compared with $0.3 million in the three months ended June 30, 2012, as a result of weak demand from our largest customer in China.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2013 increased by $0.6 million 11% to $6.7 million. Gross margins during the three months ended June 30, 2013 were 5.9% compared with 15.5% for the same period in fiscal 2013. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period. The first quarter of fiscal 2014 and fiscal 2013 included a significant volume of custom first article and prototyping projects, which generally carry lower margins.  Contract losses when incurred also lower gross margins.  During the first quarter of fiscal 2014 $0.8 million of contract losses were recorded compared with contract losses of $0.1 million recorded during the same quarter one year ago.  The majority of the contract loss provision recorded during June 30, 2013 relates to projects initiated during the current quarter that are expected to be completed and shipped during the second and third quarters of fiscal 2014.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended June 30, 2013 were $1.8 million compared with $2.0 million for the same period in fiscal 2013, representing a decrease of $0.2 million or 12%.  The make-up of the decrease is lower spending of $0.1 million for compensation and benefits and $0.1 million for outside services and advisory fees in fiscal 2014.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended June 30:

	2013	2012	$ Change	% Change
Other income (expense)	$(3,939)	$1,647	$(5,586)	nm %
Interest expense	$(64,734)	$(72,908)	$8,174	11%
Interest expense: non-cash	$(5,393)	$(7,183)	$1,790	25%

Interest expense for the three months ended June 30, 2013 decreased when compared with the same prior year period as our levels of debt continued to decrease. Non –cash interest expense reflects the amortization of deferred loan costs in connection with our Series A and Series B bonds.

Income Taxes

For the three months ended June 30, 2013, we recorded zero tax expense or benefit.  For the three months ended June 30, 2012, we recorded a tax benefit of $0.3 million. The lack of a tax benefit for fiscal 2014 was primarily the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels.

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

Net Loss

As a result of the foregoing, our net loss was $1.4 million or $0.07 per share basic and fully diluted, for the three months ended June 30, 2013, as compared to net loss of $0.7 million or $0.04 per share basic and fully diluted for the three months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at June 30, 2013 ($5.6 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

We have incurred an operating loss of $1.4 million for the three months ended June 30, 2013, and $2.4 million and $2.1 million for the fiscal years ended March 31, 2013 and 2012, respectively. At June 30, 2013, we had cash and cash equivalents of $2.4 million, of which $0.2 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. We borrowed $0.5 million under our revolving line of credit during the three months ended March 31, 2013, and repaid this borrowing in full in July 2013. In addition, we have $1.0 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the three months ended June 30, 2013, and for the year ended March 31, 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $10.1 million at June 30, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At June 30, 2013, we had working capital of $2.1 million as compared with working capital of $3.1 million at March 31, 2013, representing a decrease of $1.0 million or 32%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2013	March 31, 2013	Change Amount	Percentage Change
Cash and cash equivalents	$2,445	$3,075	$(630)	(20)%
Accounts receivable, net	3,813	4,331	(518)	(12)%
Costs incurred on uncompleted contracts	3,251	4,298	(1,047)	(24)%
Inventory - raw materials	367	354	13	4%
Income taxes receivable	374	374	--	--%
Current deferred tax assets	256	256	--	--%
Other current assets	1,436	1,578	(142)	(9)%
Accounts payable	966	2,537	(1,571)	(62)%
Accrued expenses	2,437	1,875	562	30%
Accrued taxes payable	232	232	--	--%
Deferred revenues	104	253	(149)	(59)%
Current maturity of long-term debt	5,613	5,784	(171)	(3)%
Short-term revolving line of credit	500	500	--	--%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	June 30, 2013	June 30, 2012	Change Amount
Cash flows provided by (used in):
Operating activities	$(405)	$1,936	$(2,341)
Investing activities	(56)	(20)	(36)
Financing activities	(173)	(343)	170
Effects of foreign exchange rates on cash	3	(17)	20
Net (decrease) increase in cash and cash equivalents	$(631)	$1,556	$(2,187)

Operating activities

Cash used in operations for the three months ended June 30, 2013 was $0.4 million compared with cash provided by operations of $1.9 million for the three months ended June 30, 2012. When compared to the same three month period in fiscal 2013, cash flows used in operations in fiscal 2014 were impacted by significant reductions in accounts payable and advanced billings as we 1) paid suppliers and vendors for materials and services, and 2) received progress payments on customer projects that were lower than last year. Cash flows from operations should begin to improve during the second half of fiscal 2014 as we change the composition of our revenues to focus on recurring unit of delivery projects and close out the remaining lower margin first article production and prototyping projects. Cash provided by operations for the same comparable period in fiscal 2013 were positively impacted by the receipt of milestone payments and deposits of approximately $3.0 million.

Investing activities

The periods ended June 30, 2013 and 2012, were marked by nominal cash outflows for capital spending of $56,424 and $20,024, respectively. We anticipate lower spending levels for new plant and equipment in fiscal 2014.

Financing activities

For the three month period ended in fiscal 2014, cash used in financing activities was $0.2 million to make principal payments on our outstanding debt. For the comparable period end in fiscal 2013, cash used in financing activities was $0.3 million related to principal payments for long-term debt. Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by TechPrecision and Ranor. Collateral securing such notes comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. We have no off-balance sheet assets or liabilities.

All of the above activity resulted in a net decrease in cash for fiscal 2014 of $0.6 million, compared with a net increase in cash of $1.6 million for fiscal 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our  executive chairman and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our chief executive chairman and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on August 16, 2013.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including our executive chairman and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We are making progress remediating the material weakness identified in our Annual Report on Form 10-K for the year ended March 31, 2013 which are described in the next section. Notwithstanding the material weakness described in Item 9A of the 2013 Form 10-K, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2013 we began implementing stronger manual controls that support our financial reporting process by 1) providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2013 Form 10-K.  You should carefully consider the risks described in our 2013 Form 10-K which could materially affect our business, financial condition or future results.  The risks described in our 2013 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

Item 6. Exhibits
Exhibit No.	Description
4.1	Form of Option Award Agreement for Directors (Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on June 17, 2013 and incorporated herein by reference).
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF 101.CAL
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHPRECISION CORPORATION (Registrant)

Dated: September 18, 2013	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF 101.CAL
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document