Form 10-Q
period 2013-09-30
TECHPRECISION CORP
filed 2013-11-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at November 8, 2013 was 19,956,871.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,532,026	$3,075,376
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2013 and 2012	2,690,517	4,330,637
Costs incurred on uncompleted contracts, in excess of progress billings	5,064,036	4,298,293
Inventories- raw materials	355,168	354,516
Income taxes receivable	374,030	374,030
Current deferred taxes	255,765	255,765
Other current assets	1,388,393	1,578,484
Total current assets	11,659,935	14,267,101
Property, plant and equipment, net	6,907,282	7,300,248
Total assets	$18,567,217	$21,567,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,247,729	$2,537,060
Contract loss provision	1,697,975	270,172
Accrued expenses	803,961	1,604,752
Accrued taxes payable	232,624	232,624
Deferred revenues	677,907	253,813
Short-term debt	--	500,000
Current maturity of long-term debt	5,418,227	5,784,479
Total current liabilities	10,078,423	11,182,900
Long-term debt, including capital leases	43,532	31,108
Noncurrent deferred taxes	255,765	255,765
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
5,532,998 shares issued and outstanding at September 30, 2013 and March 31, 2013,
(liquidation preference of $1,576,904 at September 30, 2013 and March 31, 2013)	1,310,206	1,310,206
Common stock -par value $.0001 per share, authorized, 90,000,000 shares
issued and outstanding, 19,956,871 shares at September 30, 2013 and March 31, 2013	1,996	1,996
Additional paid in capital	5,290,840	5,076,552
Accumulated other comprehensive loss	(101,210)	(221,418)
Retained earnings	1,687,665	3,930,240
Total stockholders’ equity	8,189,497	10,097,576
Total liabilities and stockholders’ equity	$18,567,217	$21,567,349

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012
Net sales	$5,195,795	$8,078,552	$12,292,487	$15,224,291
Cost of sales	4,468,523	6,140,187	11,144,972	12,180,487
Gross profit	727,272	1,938,365	1,147,515	3,043,804
Selling, general and administrative	1,484,487	1,924,079	3,254,569	3,924,599
(Loss) income from operations	(757,215)	14,286	(2,107,054)	(880,795)
Other income, expense	6,985	2,558	(567)	2,511
Interest expense	(67,646)	(74,394)	(137,773)	(154,485)
Interest income	(794)	1,188	2,819	2,881
Total other expense, net	(61,455)	(70,648)	(135,521)	(149,093)
Loss before income taxes	(818,670)	(56,362)	(2,242,575)	(1,029,888)
Income tax benefit	--	(11,342)	--	(278,599)
Net loss	$(818,670)	$(45,020)	$(2,242,575)	$(751,289)
Other comprehensive (loss) income, before tax:
Change in unrealized loss on cash flow hedges	(7,476)	(8,552)	(117,813)	(79,143)
Foreign currency translation adjustments	(184)	26,214	(2,396)	14,111
Other comprehensive income (loss), before tax	(7,660)	17,662	(120,209)	(65,032)
Net tax benefit of other comprehensive loss items	--	(3,374)	--	(31,219)
Other comprehensive (loss) income, net of tax	(7,660)	21,036	(120,209)	(33,813)
Comprehensive loss	$(826,330)	$(23,984)	$(2,362,784)	$(785,102)
Net loss per share (basic)	$(0.04)	$(0.00)	$(0.11)	$(0.04)
Net loss per share (diluted)	$(0.04)	$(0.00)	$(0.11)	$(0.04)
Weighted average number of shares outstanding (basic)	19,956,871	18,696,846	19,956,871	18,614,112
Weighted average number of shares outstanding (diluted)	19,956,871	18,696,846	19,956,871	18,614,112

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,242,575)	$(751,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	478,902	415,429
Stock based compensation expense	214,287	282,719
Deferred income taxes	--	(282,020)
Provision for contract losses	1,427,803	83,196
Changes in operating assets and liabilities:
Accounts receivable	1,644,073	219,289
Costs incurred on uncompleted contracts, in excess of progress billings	(765,743)	(948,192)
Inventories – raw materials	1,283	(202,361)
Other current assets	180,499	61,199
Taxes receivable	--	553,070
Other noncurrent assets	--	88,126
Accounts payable	(1,295,237)	664,632
Accrued expenses	(682,920)	(1,036,974)
Deferred revenues	423,547	931,453
Net cash (used in) provided by operating activities	(616,081)	78,277

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(53,941)	(75,109)
Net cash used in investing activities	(53,941)	(75,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(875,278)	(683,928)
Net cash used in financing activities	(875,278)	(683,928)
Effect of exchange rate on cash and cash equivalents	1,950	(3,969)
Net decrease in cash and cash equivalents	(1,543,350)	(684,729)
Cash and cash equivalents, beginning of period	3,075,376	2,823,485
Cash and cash equivalents, end of period	$1,532,026	$2,138,756

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$127,306	$140,138
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six Months Ended September 30, 2013

For the six months ended September 30, 2013, we recorded a liability of $271,168 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

Six Months Ended September 30, 2012

For the six months ended September 30, 2012, we issued 912,400 shares of common stock in connection with the conversion of 697,984 shares of Series A Convertible Preferred Stock.

For the six months ended September 30, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

We recorded a liability of $275,315 (net of tax of $179,339) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation offers a full range of services required to transform metallic raw materials into precise finished products We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries. We sell to customers in three main industry groups: naval/maritime, energy and precision industrial.

We are a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE), under the laws of the People’s Republic of China, Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company,” “we,” “us” or “our.”

Liquidity and Capital Resources

At September 30, 2013, we were in default and continue to be in default with the Loan and Security Agreement between Ranor and Sovereign Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at September 30, 2013 ($5.4 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

We have incurred net losses of $2.2 million for the first six months of the year ending March 31, 2014, or fiscal 2014, and $2.4 million and $2.1 million for the annual periods ended March 31, 2013 and 2012, respectively. At September 30, 2013 we had cash and cash equivalents of $1.5 million of which $0.1 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under our revolving line of credit during the quarter ended March 31, 2013, and repaid this borrowing in full in July 2013. In addition, we have $0.9 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If we are successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The condensed consolidated financial statements for the three and six months ended September 30, 2013 and the year ended March 31, 2013, or fiscal 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $10.1 million at September 30, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and comprehensive loss for the three and six months periods ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended September 30, 2013 and 2012 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K, or 2013 Form 10-K, filed with the SEC for the year ended March 31, 2013.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2013 Form 10-K.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11, which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2013-11, but do not believe the new guidance will have a material impact on the balance sheet presentation of its unrecognized tax benefits based on the nature of these items.

In July 2013, the FASB issued No. ASU 2013-10, Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purpose, or ASU 2013-10, permitting entities to designate the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. Prior to the issuance of this guidance, only interest rates on direct treasury obligations of the U.S. government and the LIBOR swap rate were considered benchmark interest rates in the U.S. This guidance is effective immediately and can be applied prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not use the Fed Funds Effective Swap Rate as a benchmark interest rate.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05, which provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-05 on our results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company does not believe that the new guidance will have a material impact on our financial position and results of operations.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2013	March 31, 2013
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,882,938	8,826,050
Equipment under capital leases	65,568	46,378
Total property, plant and equipment	12,320,299	12,244,221
Less: accumulated depreciation	(5,413,017)	(4,943,973)
Total property, plant and equipment, net	$6,907,282	$7,300,248

Depreciation expense for the three and six months ended September 30, 2013 and 2012 was $220,604 and $469,044, and $195,727 and $388,650, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

	September 30, 2013	March 31, 2013
Cost incurred on uncompleted contracts, beginning balance	$6,180,839	$10,879,743
Total cost incurred on contracts during the period	11,190,624	21,215,441
Less cost of sales, during the period	(11,144,972)	(25,914,345)
Cost incurred on uncompleted contracts, ending balance	$6,226,491	$6,180,839

Billings on uncompleted contracts, beginning balance	$1,882,546	$6,969,717
Plus: Total billings incurred on contracts, during the period	11,572,396	27,385,748
Less: Contracts recognized as revenue, during the period	(12,292,487)	(32,472,919)
Billings on uncompleted contracts, ending balance	$1,162,455	$1,882,546

Cost incurred on uncompleted contracts, ending balance	$6,226,491	$6,180,839
Billings on uncompleted contracts, ending balance	1,162,455	1,882,546
Costs incurred on uncompleted contracts, in excess of progress billings	$5,064,036	$4,298,293

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable.
As of September 30, 2013 and March 31, 2013, we had deferred revenues totaling $677,907 and $253,813, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

We continued to incur losses on a certain customer projects at September 30, 2013. These losses are included in our statement of operations for the six months ended September 30, 2013. We have recorded $1.4 million of contract losses in our financial statements for the six months ended September 30, 2013. We are in dialogue with customers to remedy project design and production activities that have caused these losses. When product design and production require alteration we endeavor to secure change orders from our customers.

NOTE 6 – OTHER CURRENT ASSETS

	September 30, 2013	March 31, 2013
Payments advanced to suppliers	$229,449	$267,513
Prepaid insurance	151,316	187,086
Collateral deposits (see Note 8)	927,462	1,032,348
Deferred loan costs, net of amortization	42,201	57,930
Other	37,965	33,607
Total	$1,388,393	$1,578,484

NOTE 7 – ACCRUED EXPENSES

	September 30, 2013	March 31, 2013
Accrued compensation	$413,901	$668,038
Interest rate swaps market value	271,168	388,982
Customer deposits	--	236,000
Other	118,892	311,732
Total	$803,961	$1,604,752

NOTE 8 – DEBT

Debt obligations outstanding were classified as of:	September 30, 2013	March 31, 2013
Sovereign Bank Capital Expenditure Note due November 2014	$229,824	$306,432
Sovereign Bank Staged Advance Note due March 2016	287,482	333,850
MDFA Series A Bonds due January 2021	3,683,333	3,789,583
MDFA Series B Bonds due January 2018	1,207,143	1,346,429
Obligations under capital leases	10,445	8,185
Total short-term debt	$5,418,227	$5,784,479
Long-term obligations under capital leases	43,532	31,108
Total debt	$5,461,759	$5,815,587

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

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds. We refer to Series A Bonds and Series B Bonds together as the Bonds. The proceeds of such sales were loaned to us under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, MDFA and the Bank (as Bond owner and disbursing Agent), or the MLSA.

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

On August 8, 2011, an appraisal was completed on our Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million.
The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, we and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance is being amortized down at the current monthly debt principal amount of $17,708. At September 30, 2013, the restricted cash is classified as a collateral deposit in other current assets of $83,219.

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

On February 14, 2013, we executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The actual fixed charge ratio at December 31, 2012 was negative 41% and the actual interest coverage ratio was negative 256% as we reported an operating loss for the three months ended December 31, 2012. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing resumed at March 31, 2013 on a trailing three month basis, and continued at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, we paid the Bank a fee of $7,500 and were required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on our obligation. A collateral deposit of $844,243 is included in other current assets at September 30, 2013.

At September 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at September 30, 2013 ($5.4 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

At March 31, 2013 the actual fixed charge ratio was negative 81% and the actual interest coverage ratio was negative 351% as we reported an operating loss for the three months ended March 31, 2013. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at March 31, 2013, as the actual leverage ratio was 1:1. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%. The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011. From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5% (4.75% at March 31, 2013), payable on a quarterly basis. Principal was paid in quarterly installments of $142,857, plus interest, with a final payment made on March 1, 2013. There was $0 and $0 outstanding under this facility at September 30, 2013 and March 31, 2013, respectively.

MDFA Series A and B Bonds:

On December 30, 2010, we and Ranor completed a $6.2 million tax exempt bond financing with the MDFA pursuant to which the MDFA sold the Bonds to the Bank and loaned the proceeds of such sale to Ranor under the terms of the MLSA.

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

The initial rate of interest on the Bonds was 1.96% for a period from the bond date to and including January 31, 2011, and the interest rate thereafter is 65% times the sum of 275 basis points plus one-month LIBOR. The interest rate at September 30, 2013 was 3.725%. We are required to make monthly payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, we and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $4.9 and $5.6 million at September 30, 2013 and March 31, 2013, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance. The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. In July 2013, we repaid the $500,000 borrowed under the Revolving Note. This facility expired by its terms on July 31, 2013 and was not renewed by the Bank. As of March 31, 2013 there was $500,000 borrowed and outstanding under this facility and $1.5 million was available under this facility.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $0.5 million and has been amended several times resulting in a borrowing limit of $3.0 million. On November 30, 2009, we elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3% or 3.18% at September 30, 2013. Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014.

Staged Advance Note:

The Bank made certain loans to us limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4% or 4.18% at September 30, 2013. Beginning on April 1, 2011, we were obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

We entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The original lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018. The amount of the lease recorded in property, plant and equipment, net was $53,977 and $37,544 as of September 30, 2013 and March 31, 2013, respectively.

NOTE 9 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three and six months ended September 30, 2013, we recorded income tax expense of $0 and $0, respectively, and for the three and six months ended September 30, 2012, we recorded an income tax benefit of $11,342 and $278,599, respectively. The lack of a tax benefit for the three and six months ended September 30, 2013 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

As of September 30, 2013, our federal net operating loss carry-forward was approximately $2.3 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Section 382 of the Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2010 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary office location in Wuxi, China. This lease expired on August 31, 2013. We are currently leasing the same space on a month to month basis. The original lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China. During the lease period, we viewed CSI as a related party because a holder of an approximate 5% fully diluted equity interest in CSI also held an approximate 36% fully diluted equity interest in TechPrecision. We paid $0.0 and $0.5 million to CSI for materials and manufacturing services for the six months ended September 30, 2013 and 2012, respectively. WCMC is also subcontracting manufacturing services from other non-related party Chinese manufacturing companies on comparable terms as those it had with CSI.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $3,093 and $6,725, for the three and six months ended September 30, 2013, respectively, and $5,543 and $10,703, for the three and six months ended September 30, 2012, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure  to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 7,232,735 common shares underlying the Series A Convertible Preferred Stock as of September 30, 2013 and March 31, 2013.

Upon any liquidation we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During fiscal 2013, 1,502,984 shares of Series A Convertible Preferred Stock were converted into 1,964,694 shares of common stock. We had 5,532,998 shares of Series A Convertible Preferred Stock outstanding at September 30, 2013 and March 31, 2013.

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

Common Stock

We had 90,000,000 authorized common shares at September 30, 2013 and March 31, 2013, and there were 19,956,871 shares of common stock outstanding at September 30, 2013 and March 31, 2013.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the directors adopted, and the stockholders approved, the 2006 TechPrecision Corporation Long-term Incentive Plan, or, as amended, the Plan. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options. The maximum number of shares of common stock that may be issued under the Plan is 3,300,000 shares.

Pursuant to the Plan, each newly elected independent director receives at the time of his or her election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1st of each year following the third anniversary of the date of his or her first election.

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

On June 13, 2013 and pursuant to the Plan, we granted stock options to certain executives to purchase 300,000 shares of common stock at an exercise price of $0.67 per share, the fair market value on the date of grant. The options have a term of ten years and will vest in three equal annual installments starting on the first anniversary of the grant date subject to continuous employment service.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the six months ended September 30, 2013 were 100.7% for volatility, a risk free interest rate of 1.1%, and expected term of approximately six years. At September 30, 2013, 1,268,506 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Granted	400,000	$0.670	--	--
Forfeited	(1,331,000)	$0.952	--	--
Outstanding at 9/30/2013	1,553,000	$0.970	$17,750	7.17
Vested or expected to vest 9/30/2013	1,553,000	$0.970	$17,750	7.17
Exercisable at 9/30/2013	1,001,667	$0.986	$17,750	5.22

At September 30, 2013, there was $350,652 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next four years. The total fair value of shares vested during the six months ended September 30, 2013 was $174,905.

The following table summarizes the activity of our stock options outstanding but not vested for the six months ended September 30, 2013:
	Number of Options	Weighted Average
Outstanding at 3/31/2013	854,334	$1.249
Granted	400,000	$0.670
Vested	(155,334)	$1.126
Forfeited	(547,667)	$1.171
Outstanding at 9/30/2013	551,333	$0.941

We made a discretionary grant outside of the Plan on June 13, 2013 of 200,000 options at an exercise price of $0.67 per share, the fair market value on the date of grant, to our non-employee directors in recognition of their additional services while we seek a permanent chief executive officer. The options have a term of ten years and will vest in three equal installment amounts on each of the grant date and first anniversaries of the grants and are subject to continuous service as members of the board through the second anniversary of the grant date. Although the grants were made outside of the Plan, the terms of the options are the same as those issued under the Plan.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At September 30, 2013, there were accounts receivable balances outstanding from three customers comprising 68% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2013		March 31, 2013
Customer	Dollars	Percent	Dollars	Percent
A	$1,094,006	41%	$915,632	21%
B	$392,321	15%	$235,714	5%
C	$333,674	12%	$198,251	4%
D	$200,875	8%	$2,379,078	55%
E	$--	--%	$516,174	12%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the six months ended:

	September 30, 2013		September 30, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$2,991,169	24%	$1,631,652	11%
B	$2,948,045	24%	$2,335,696	15%
C	$1,300,063	10%	$478,360	3%
D	$608,328	5%	$2,898,858	19%
E	$774,184	6%	$3,361,526	22%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Six months ended September 30, 2013	Six months ended September 30, 2012	September 30, 2013	March 31, 2013
United States	$12,075,203	$13,667,736	$6,895,557	$7,252,027
China	$217,284	$1,556,555	$11,725	$19,346

NOTE 16 – COMMITMENTS

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at September 30, 2013 for future salaries during the next twelve months, excluding bonuses, was approximately $1,000,000.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted loss per share computations, as required under FASB ASC 260.

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Six Months ended September 30, 2013	Six Months ended September 30, 2012
Basic EPS
Net Loss	$(818,670)	$(45,020)	$(2,242,575)	$(751,289)
Weighted average number of shares outstanding	19,956,871	18,696,846	19,956,871	18,614,112
Basic income (loss) per share	$(0.04)	$(0.00)	$(0.11)	$(0.04)
Diluted EPS
Net Loss	$(818,670)	$(45,020)	$(2,242,575)	$(751,289)
Dilutive effect of stock options, warrants and preferred stock	--	--	--	--
Diluted weighted average shares	19,956,871	18,696,846	19,956,871	18,614,112
Diluted loss per share	$(0.04)	$(0.00)	$(0.11)	$(0.04)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six month periods ended September 30, 2013, there were 5,011,341 and 5,359,626 shares, respectively, and for the three and six months ended September 30, 2012 there were 5,808,674 and 6,907,806 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

In October 2013 we completed a workforce reduction action that resulted in a 19% reduction in the work force. The cost of this action will result in a charge to operating expenses of approximately $0.1 million which will be paid out before the end of fiscal 2014. This action was prompted by management’s plan to realign our cost structure so we can return to profitability at current revenue levels.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis” in this Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, to change the composition of our revenues and effectively reduce our operating expenses, our ability to generate business on an on-going basis, to obtain any required financing on favorable terms, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

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

We historically have experienced, and continue to experience, customer concentration. Our five largest customers collectively accounted for 71% of our revenue for fiscal 2013. For the six months ended September 30, 2013, our five largest customers accounted for approximately 69% of reported net sales.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure. Our sales order backlog at September 30, 2013 was approximately $17.5 million compared with a backlog of $16.4 million at March 31, 2013.

We invested in our China subsidiary, WCMC, to meet shifting demands from key customers, and simultaneously had to weather slowdowns in our precision industrial market for alternative energy customers. The impact on our Ranor facility was significant because manufacturing for their largest customer was transferred to China. We replaced the transferred business by backfilling our Ranor facility with orders from existing and new customers that required domestic production capacity.

At September 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with our financial covenants in the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank also did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at September 30, 2013 ($5.4 million) and March 31, 2013 ($5.8 million).

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Growth Strategy

We are a contract manufacturer and we sell our services to customers in three industries: energy, naval/maritime, and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into stronger markets that have shown increasing demand. We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in our strongest markets. The following discussion addresses certain growth opportunities within the three industry groups:

Naval/Maritime

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

Over the course of the past year, we have increased our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased outsourcing business with existing and new defense contractors who are actively looking to increase outsourced content on certain expanding defense programs over the next several years.  We believe that the military quality certifications we maintain and our ability to offer turn-key fabrication, machining and manufacturing services at a single facility position us as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Energy (Nuclear)

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

Ranor is one of the few facilities in the United States that has the certifications required to produce the necessary components for nuclear power plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Precision Industrial

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

Growing global demand for LED lighting and LED enabled products has increased the worldwide demand for Heat Exchanger Method (HEM) sapphire, a core component in high-end LED products. Accordingly, many polysilicon companies are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature vacuum furnaces much like those we have been producing for the processing of polysilicon within the solar industry.

Historically, alternative energy has been our largest market served and has comprised a significant amount of annual net sales. The primary products we have manufactured for alternative energy customers, including GT Advanced Technologies, or GTAT, have been multi-crystalline and mono-crystalline solar furnaces, sapphire furnaces as well as polysilicon reactor vessels. During fiscal 2013 and 2012, the pace at which solar and sapphire manufactures increased their production capacity was slow. As a result our sales volume to customers within the alternative energy sector comprised only 28.5% of total sales for fiscal 2013.

We believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with existing customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry.

Demand in our end-use markets is sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers operate, which in some cases have been highly cyclical and subject to substantial downturns. As a result of the cyclical nature of our markets, we have experienced and in the future we may experience, significant fluctuations in our sales and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to contract accounting, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Our significant accounting policies are set forth in detail in Note 2 to the 2013 Form 10-K. There were no significant changes in the critical accounting policies during the three and six months ended September 30, 2013, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

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

Our results of operations are also affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute to the business plan we developed early in our first fiscal quarter that has the immediate goal of stabilizing our business and realigning our cost structure so we can return to profitability, even at current lower revenue levels. We are focused on building our backlog with production orders from our key customers. At September 30, 2013 our backlog was $17.5 million compared with a backlog of $16.4 million as of March 31, 2013.

Three Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Changes Period Ended September 30, 2013 to 2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$5,195	100%	$8,078	100%	$(2,883)	(36	) %
Cost of sales	4,468	86%	6,140	76%	(1,672)	(27	) %
Gross profit	727	14%	1,938	24%	(1,211)	(63	) %
Selling, general and administrative	1,484	29%	1,924	24%	(440)	(23	) %
(Loss) Income from operations	(757)	(15)%	14	0%	(771)	nm	%
Other income (expense):
Other income (expense), net	6	--%	4	--%	2	50%
Interest expense	(67)	(1)%	(74)	(1)%	7	(9	) %
Total other expense, net	(61)	(1)%	(70)	(1)%	9	(13	) %
Loss before income taxes	(818)	(16)%	(56)	(1)%	(762)	nm	%
Income tax benefit	--	--%	(11)	--%	11	nm	%
Net Loss	$(818)	(16)%	$(45)	(1)%	$(773)	nm	%

Net Sales

For the three months ended September 30, 2013, net sales decreased by $2.9 million, or 36%, to $5.2 million. Net sales decreased in the precision industrial markets by $3.5 million on lower shipments of medical components, sapphire production chambers and pressure vessels. This amount was partially offset by increased net sales to our naval/maritime and energy customers of $0.5 and $0.1 million. For the three months ended September 30, 2013, net sales originating at our WCMC division totaled $0.2 million compared with $1.1 million in the three months ended September 30, 2012, as a result of weak demand for sapphire production chambers from our largest customer in China.  The increases and decreases in net sales are reflective of the frequent changes in the order flow that we see from our customers as they gauge market demand for new and existing products.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended September 30, 2013 decreased by $1.7 million or 27%, on significantly lower sales volume.  Gross margins during the three months ended September 30, 2013 were 14.0% compared with 24.0% for the same period in fiscal 2013. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period. Certain low margin projects and contract losses dampened our margins in the quarter. We recorded $0.8 million of new contract losses during the second quarter of fiscal 2014 compared with contract losses of $0.1 million recorded during the same quarter one year ago. The majority of the contract losses recorded during three months ended September 30, 2013 are from the first units of base components being manufactured for customers by our Ranor subsidiary.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended September 30, 2013 were $1.5 million compared with $1.9 million for the same period in fiscal 2013, representing a decrease of $0.4 million or 23%.  Lower spending of $0.1 million for compensation and benefits, $0.1 million for outside services, $0.1 million for travel and business expenses, and $0.1 million for other general and administrative expenses in fiscal 2014 contributed to the decrease.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended September 30:

(dollars in thousands)	2013	2012	$ Change	% Change
Other income (expense), net	$6	$4	$2	50%
Interest expense	$(57)	$(63)	$6	(9)%
Interest expense: non-cash	$(10)	$(11)	$1	(9)%

Interest expense for the three months ended September 30, 2013 decreased when compared with the same prior year period as our average levels of debt continued to decrease as we pay down principal. Non –cash interest expense reflects the amortization of deferred loan costs in connection with our Series A Bonds and Series B Bonds.

Income Taxes

For the three months ended September 30, 2013, we recorded zero tax expense or benefit.  For the three months ended September 30, 2012, we recorded a tax benefit of $11,342. The lack of a tax benefit for fiscal 2014 was primarily the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the foregoing, our net loss was $0.8 million or $0.04 per share basic and fully diluted, for the three months ended September 30, 2013, as compared to net loss of $45,020 or $0.00 per share basic and fully diluted for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations for the six months ended September 30, 2013 and 2012, in dollars and as a percentage of revenue:

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012			Changes Period Ended September 30, 2013 to 2012
(dollars in thousands)	Amount	Percent		Amount	Percent		Amount	Percent
Net sales	$12,292	100%		$15,224	100%		$(2,932)	(19	) %
Cost of sales	11,144	91%		12,180	80%		(1,036)	(8	) %
Gross profit	1,148	9%		3,044	20%		(1,896)	(62	) %
Selling, general and administrative	3,255	26%		3,925	26%		(670)	(17	) %
Loss from operations	(2,107)	(17	) %	(881)	(6	) %	(1,226)	nm	%
Other income	2	-%		5	--%		(3)	(60	) %
Interest expense	(138)	(1	) %	(154)	(1	) %	16	(10	) %
Total other expense, net	(136)	(1	) %	(149)	(1	) %	13	(9	) %
Loss before income taxes	(2,243)	(18	) %	(1,030)	(7	) %	(1,213)	nm	%
Income tax benefit	--	--%		279	(2	) %	(279)	nm	%
Net Loss	$(2,243)	(18	) %	$(751)	(5	) %	$(1,492)	nm	%
nm - not meaningful

Net Sales

Net sales decreased by $2.9 million, or 19%, to $12.2 million for the six months ended September 30, 2012 when compared to the same period last year. We recorded lower revenue of $2.8 million in the Precision industrial sector primarily on lower shipments of sapphire production chambers and medical components. We also recorded lower revenue of $0.2 million on customer projects in the Naval/Maritime sector, offset in part by increased net sales to our customers in the Energy markets of $0.1 million. The increases and decreases in net sales are reflective of the frequent changes in orders we see from our customers as they gauge customer demand for new and existing products.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2013 decreased by $1.0 million to $11.1 million on lower sales volume. Gross margins were 9.3% and 20.0% for the same comparable periods, respectively. Gross profit was $1.1 million compared with $3.0 million for the six month periods ended September 30, 2013 and September 30, 2012, respectively. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Certain low margin projects and contract losses dampened our margins in the quarter. Gross profit for the six months period ended September 30, 2013 included additional contract losses of approximately $1.5 million, a majority of which were incurred on the initial units of base components manufactured by our Ranor subsidiary. These components were initiated during the first quarter of fiscal 2014 and are expected to be completed and shipped before the end of our first quarter fiscal 2015.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2013 were $3.2 million compared to $3.9 million for six months ended September 30, 2012, representing a decrease of $0.7 million or 17%.  SG&A was 26.5% and 25.8% as a percentage of net sales for the same period in fiscal 2014 and 2013, respectively.  Primary drivers of this decrease in expense were reduced spending of $0.3 million for compensation and benefits, $0.2 million for outside services, and $0.2 million for travel and business expenses in fiscal 2014.

Interest Expense

The following table reflects other income and interest expense for the six months ended September 30:

	2013	2012	$ Change	% Change
Interest income, other	$2	$5	$(3)	(60	) %
Interest expense	$(122)	$(142)	$20	(14	) %
Interest expense: non-cash	$(16)	$(12)	$(4)	33%

Interest expense decreased by 11% or $16,712 for the six months ended September 30, 2013 when compared with the same period in fiscal 2012 due to lower average levels of debt.

Income Taxes

For the six months ended September 30, 2013, we recorded zero tax expense or benefit. For the six months ended September 30, 2012, we recorded a tax benefit of $278,599. The lack of a tax benefit for fiscal 2014 was primarily the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the factors described above, our net loss was $2.2 million or $0.11 per share basic and fully diluted respectively, for the six months ended September 30, 2013, compared to net income of $0.8 million, or $0.04 per share basic and fully diluted, for the six months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at September 30, 2013 ($5.4 million) and March 31, 2013 ($5.8 million). The Bank continues to evaluate its course of action and has not yet demanded repayment. We continue to make payments pursuant to the terms of the Loan Agreement. If the Bank were to make such a demand for repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

We have incurred an operating loss of $2.2 million for the six months ended September 30, 2013, and $2.4 million and $2.1 million for the fiscal years ended March 31, 2013 and 2012, respectively. At September 30, 2013, we had cash and cash equivalents of $1.4 million, of which $0.1 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. We borrowed $0.5 million under our revolving line of credit during the three months ended March 31, 2013, and repaid this borrowing in full in July 2013. In addition, we have $0.9 million of restricted cash with the Bank (included in our other current assets) that could be used toward satisfying our obligation under the Loan Agreement.

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

The condensed consolidated financial statements for the six months ended September 30, 2013, and for the year ended March 31, 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $10.1 million at September 30, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At September 30, 2013, we had working capital of $1.6 million as compared with working capital of $3.1 million at March 31, 2013, representing a decrease of $1.5 million or 49%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	September 30, 2013	March 31, 2013	Change Amount	Percentage Change
Cash and cash equivalents	$1,532	$3,075	$(1,543)	(50	) %
Accounts receivable, net	2,690	4,331	(1,641)	(38	) %
Costs incurred on uncompleted contracts	5,064	4,298	766	18%
Inventory - raw materials	355	354	1	-%
Income taxes receivable	374	374	--	-%
Current deferred tax assets	256	256	--	-%
Other current assets	1,388	1,578	(190)	(12	) %
Accounts payable	1,248	2,537	(1,289)	(51	) %
Accrued expenses	2,502	1,875	627	33%
Accrued taxes payable	232	232	--	-%
Deferred revenues	677	253	424	167%
Current maturity of long-term debt	5,418	5,784	(366)	(6	) %
Short-term revolving line of credit	--	500	(500)	(100	) %

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	Sept. 30, 2013	Sept. 30, 2012	Change Amount
Cash flows provided by (used in):
Operating activities	$(616)	$78	$(694)
Investing activities	(54)	(75)	21
Financing activities	(875)	(684)	(191)
Effects of foreign exchange rates on cash	2	(4)	6
Net decrease in cash and cash equivalents	$(1,543)	$(685)	$(858)

Operating activities

Cash used in operations for the six months ended September 30, 2013 was $0.6 million compared with cash provided by operations of $78,277 for the six months ended September 30, 2012. Cash provided by our customer accounts receivables collections during the six month period were used for work-in-progress spending, and to pay accounts payable and principal on short and long-term debt.

When compared to the same six month period in fiscal 2013, cash flows used in operations in fiscal 2014 were impacted by significant reductions in accounts payable as we paid suppliers and vendors for materials and services. We also received fewer progress payments on customer projects than last year. Cash provided by operations for the same comparable period in fiscal 2013 were positively impacted by the receipt of progress payments and deposits of approximately $3.0 million. Our cash flows can fluctuate significantly from period to period as the composition of our revenues changes between unit of delivery projects and first article production and prototyping projects.

Investing activities

The periods ended September 30, 2013 and 2012, were marked by cash outflows for capital spending of $53,941 and $75,109, respectively.

Financing activities

For the six month period ended in fiscal 2014, cash used in financing activities was $0.9 million to make principal payments on our outstanding debt. For the comparable period end in fiscal 2013, cash used in financing activities was $0.7 million related to principal payments for long-term debt. Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by TechPrecision and Ranor. Collateral securing such notes comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. We have no off-balance sheet assets or liabilities.

All of the above activity resulted in a net decrease in cash for fiscal 2014 of $1.5 million, compared with a net decrease in cash of $0.6 million for fiscal 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our  executive chairman and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our executive chairman and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the SEC on August 16, 2013.

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

We are making progress remediating the material weakness identified in our Annual Report on Form 10-K for the year ended March 31, 2013. Notwithstanding the material weakness described in Item 9A of the 2013 Form 10-K, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the six months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the six months ended September 30, 2013 we began implementing stronger manual controls that support our financial reporting process by 1) providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

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

TECHPRECISION CORPORATION (Registrant)

Dated: November 14, 2013	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
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