Form 10-Q
period 2013-12-31
TECHPRECISION CORP
filed 2014-02-13
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at February 6, 2013 was 22,356,262.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,746,912	$3,075,376
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2013 and 2012	2,404,059	4,330,637
Costs incurred on uncompleted contracts, in excess of progress billings	3,350,548	4,298,293
Inventories- raw materials	352,377	354,516
Income taxes receivable	374,030	374,030
Current deferred taxes	255,765	255,765
Other current assets	1,675,030	1,578,484
Total current assets	12,158,721	14,267,101
Property, plant and equipment, net	6,693,420	7,300,248
Total assets	$18,852,141	$21,567,349
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,022,622	$2,537,060
Contract loss provision	524,850	270,172
Accrued expenses	638,006	1,604,752
Accrued taxes payable	232,624	232,624
Deferred revenues	3,392,171	253,813
Short-term debt	--	500,000
Current maturity of long-term debt	5,197,236	5,784,479
Total current liabilities	11,007,509	11,182,900
Long-term debt, including capital leases	40,822	31,108
Noncurrent deferred taxes	255,765	255,765
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with 4,232,508 and 5,532,998 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively
(liquidation preference: $1,206,265 and $1,576,904 at December 31, 2013 and March 31, 2013, respectively)	1,026,699	1,310,206
Common stock -par value $.0001 per share, authorized, 90,000,000 shares; issued and outstanding:
21,656,871 and 19,956,871 shares at December 31, 2013 and March 31, 2013, respectively	2,166	1,996
Additional paid in capital	5,645,687	5,076,552
Accumulated other comprehensive loss	(56,492)	(221,418)
Retained earnings	929,985	3,930,240
Total stockholders’ equity	7,548,045	10,097,576
Total liabilities and stockholders’ equity	$18,852,141	$21,567,349

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales	$5,167,374	$7,293,877	$17,459,861	$22,518,168
Cost of sales	4,394,703	5,409,770	15,539,675	17,590,257
Gross profit	772,671	1,884,107	1,920,186	4,927,911
Selling, general and administrative	1,434,151	2,293,810	4,688,720	6,218,409
Loss from operations	(661,480)	(409,703)	(2,768,534)	(1,290,498)
Other expense, net	(16,017)	(29,095)	(16,584)	(26,585)
Interest expense	(80,802)	(64,919)	(218,575)	(219,403)
Interest income	619	1,454	3,438	4,335
Total other expense, net	(96,200)	(92,560)	(231,721)	(241,653)
Loss before income taxes	(757,680)	(502,263)	(3,000,255)	(1,532,151)
Income tax expense (benefit)	--	43,224	--	(235,375)
Net loss	$(757,680)	$(545,487)	$(3,000,255)	$(1,296,776)
Other comprehensive (loss) income, before tax:
Change in unrealized loss on cash flow hedges	(36,678)	25,359	(154,491)	(53,783)
Foreign currency translation adjustments	(8,039)	(8,059)	(10,435)	6,052
Other comprehensive (loss) income, before tax	(44,717)	17,300	(164,926)	(47,731)
Net tax benefit of other comprehensive loss items	--	10,004	--	(21,215)
Other comprehensive (loss) income, net of tax	(44,717)	7,296	(164,926)	(26,516)
Comprehensive loss	$(802,397)	$(538,191)	$(3,165,181)	$(1,323,292)
Net loss per share (basic and diluted)	$(0.04)	$(0.03)	$(0.15)	$(0.07)
Weighted average number of shares outstanding (basic and diluted)	20,269,795	19,089,289	20,061,558	18,773,080

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,000,255)	$(1,296,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	722,525	624,763
Stock based compensation expense	285,798	448,608
Deferred income taxes	--	103,760
Provision for contract losses	254,678	20,000
Loss on sale of equipment	882	--
Changes in operating assets and liabilities:
Accounts receivable	1,930,882	1,409,395
Costs incurred on uncompleted contracts, in excess of progress billings	947,745	(991,660)
Inventories – raw materials	4,075	(100,916)
Other current assets	(136,473)	(225,459)
Taxes receivable	--	324,764
Other noncurrent assets	--	141,039
Accounts payable	(1,522,311)	1,086,040
Accrued expenses	(801,873)	(1,015,630)
Deferred revenues	3,137,815	122,579
Net cash provided by operating activities	1,823,488	650,507
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,343)	(395,367)
Net cash used in investing activities	(54,343)	(395,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(1,098,979)	(1,065,558)
Net cash used in financing activities	(1,098,979)	(1,065,558)
Effect of exchange rate on cash and cash equivalents	1,370	554
Net increase (decrease) in cash and cash equivalents	671,536	(809,864)
Cash and cash equivalents, beginning of period	3,075,376	2,823,485
Cash and cash equivalents, end of period	$3,746,912	$2,013,621

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Nine Months Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$183,868	$219,403
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Nine Months Ended December 31, 2013

For the nine months ended December 31, 2013, the Company issued 1,700,000 shares of common stock in connection with the conversion of 1,300,490 shares of Series A Convertible Preferred Stock.

For the nine months ended December 31, 2013, the Company recorded a liability of $234,490 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

Nine months ended December 31, 2012

For the nine months ended December 31, 2012, the Company issued 1,565,999 shares of common stock in connection with the conversion of 1,197,984 shares of Series A Convertible Preferred Stock.

For the nine months ended December 31, 2012, the Company recorded a liability of $259,960 (net of tax of $169,335) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

For the nine months ended December 31, 2012, Ranor entered into a capital lease arrangement for $46,378 for new office equipment.

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation is a custom manufacturer of large scale metal fabricated and machined precision components and equipment. We offer a full range of services required to transform metallic raw materials into precise finished products. We sell these finished products to customers in three main industry groups: naval/maritime, energy and precision industrial. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

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

Liquidity and Capital Resources

At December 31, 2013, we were in default and continue to be in default with the Loan and Security Agreement between Ranor and Santander Bank, (formerly Sovereign Bank) or the Bank, dated February 24, 2006, as amended, or the Loan Agreement. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at December 31, 2013 ($5.2 million) and March 31, 2013 ($5.8 million).

On January 16, 2014, we signed a Debt Forbearance and Modification Agreement, or Forbearance Agreement, with the Bank. Under the terms of the Forbearance Agreement, the Bank agreed to forbear from accelerating the principal payment in full until the forbearance termination date on March 31, 2014. In consideration for the granting of the Forbearance Agreement, we agreed, among other things, to: (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and the MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds, to 5.6% and 6%, respectively, until March 31, 2014; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds respectively and (v) pay a forbearance fee of 3% of the net outstanding balance due from us to the Bank, which amounts to $128,433 due in installments until March 31, 2014.

The Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.  In the event we fail to complete a refinancing of the current outstanding obligations by March 31, 2014, the interest rate on outstanding obligations will convert to the Default Interest Rate (as defined in the Loan Agreement). The Default Interest Rates as of April 1, 2014 on the Series A Bonds and the Series B Bonds would be 9.14% and 8.63%, respectively.

We have incurred net losses of $3.0 million for the first nine months of the year ending March 31, 2014, or fiscal 2014, and $2.4 million and $2.1 million for the annual periods ended March 31, 2013 and 2012, respectively. At December 31, 2013, we had cash and cash equivalents of $3.7 million of which $0.1 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense if at all. We borrowed $0.5 million under our revolving line of credit during the quarter ended March 31, 2013, and repaid this borrowing in full in July 2013.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which, in the past, were not an efficient use of our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If we are successful in changing the composition of revenue and reducing costs, we expect that fiscal 2014 operating results will reflect positive operating cash flows. We have significantly reduced our selling, general and administrative expenses over the past nine months, and, if necessary, will continue to reduce operating costs and capital spending to enhance liquidity.

The condensed consolidated financial statements for the three and nine months ended December 31, 2013 and the year ended March 31, 2013, or fiscal 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $11.0 million at December 31, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2013, the condensed consolidated statements of operations and comprehensive loss for the three and nine months periods ended December 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2013 and 2012 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11, which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2013-11, but do not believe this guidance will have a material impact on the balance sheet presentation.

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

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05, which provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. Adopting ASU 2013-05 will not have a material impact on our results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2013, with early adoption permitted. We do not believe that the new guidance will have a material impact on our financial position and results of operations.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013	March 31, 2013
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,881,871	8,826,050
Equipment under capital leases	65,568	46,378
Total property, plant and equipment	12,319,232	12,244,221
Less: accumulated depreciation	(5,625,812)	(4,943,973)
Total property, plant and equipment, net	$6,693,420	$7,300,248

Depreciation expense for the three and nine months ended December 31, 2013 and 2012 was $213,382 and $682,426, and $194,925 and $583,574, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

	December 31, 2013	March 31, 2013
Cost incurred on uncompleted contracts, beginning balance	$6,180,839	$10,879,743
Total cost incurred on contracts during the period	14,198,622	21,215,441
Less cost of sales, during the period	(15,539,675)	(25,914,345)
Cost incurred on uncompleted contracts, ending balance	$4,839,786	$6,180,839

Billings on uncompleted contracts, beginning balance	$1,882,546	$6,969,717
Plus: Total billings incurred on contracts, during the period	17,066,553	27,385,748
Less: Contracts recognized as revenue, during the period	(17,459,861)	(32,472,919)
Billings on uncompleted contracts, ending balance	$1,489,238	$1,882,546

Cost incurred on uncompleted contracts, ending balance	$4,839,786	$6,180,839
Billings on uncompleted contracts, ending balance	1,489,238	1,882,546
Costs incurred on uncompleted contracts, in excess of progress billings	$3,350,548	$4,298,293

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of December 31, 2013 and March 31, 2013, we had deferred revenues totaling $3,392,171 and $253,813, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

We continued to incur losses on a customer project at December 31, 2013. These losses are included in our statement of operations for the nine months ended December 31, 2013. We have recognized approximately $1.8 million in contract losses in our financial statements for the nine months ended December 31, 2013. We are in dialogue with customers to remedy project design and production activities that have caused these losses. When product design and production require alteration we endeavor to secure change orders from our customers.

NOTE 6 – OTHER CURRENT ASSETS
	December 31, 2013	March 31, 2013
Payments advanced to suppliers	$454,682	$267,513
Prepaid insurance	264,665	187,086
Collateral deposits (see Note 8)	875,061	1,032,348
Deferred loan costs, net of amortization	17,830	57,930
Other	62,792	33,607
Total	$1,675,030	$1,578,484

NOTE 7 – ACCRUED EXPENSES
	December 31, 2013	March 31, 2013
Accrued compensation	$322,165	$668,038
Interest rate swaps market value	234,490	388,982
Customer deposits	--	236,000
Other	81,351	311,732
Total	$638,006	$1,604,752

NOTE 8 – DEBT

Debt obligations outstanding were classified as of:	December 31, 2013	March 31, 2013
Sovereign Bank Capital Expenditure Note due November 2014	$168,538	$306,432
Sovereign Bank Staged Advance Note due March 2016	250,387	333,850
MDFA Series A Bonds due January 2021	3,630,208	3,789,583
MDFA Series B Bonds due January 2018	1,137,500	1,346,429
Obligations under capital leases	10,603	8,185
Total short-term debt	$5,197,236	$5,784,479
Long-term obligations under capital leases	40,822	31,108
Total debt	$5,238,058	$5,815,587

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

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank the Series A Bonds and the Series B Bonds. We refer to Series A Bonds and Series B Bonds together as the Bonds. The proceeds of such sales were loaned to us under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, the MDFA and the Bank (as bond owner and disbursing agent), or the MLSA.

In connection with the December 30, 2010 bond financing, we executed an Eighth Amendment to the Loan Agreement, or Eighth Amendment. The Eighth Amendment incorporated borrowing of the Bond proceeds into the borrowings covered by the Loan Agreement. The MLSA provides for customary events of default, including any event of default under the Loan Agreement described above. Subject to lapse of any applicable cure period, a default under the MLSA would cause the acceleration of all of our outstanding obligations under the MLSA. Under the MLSA and the Eighth Amendment, we were required, as of the end of each quarter, to meet certain financial covenants applicable while the Bonds remain outstanding, including, among other things, that the ratio of earnings available to cover fixed charges will be greater than or equal to 120%; the interest coverage ratio will equal or exceed 2:1; and that our leverage ratio will be less than or equal to 3:1.

On August 8, 2011, an appraisal was completed on our Westminster, Massachusetts property assigning a value of $4.8 million to such property. The Series A Bonds require that the loan-to-value ratio not exceed 75%, indicating a maximum loan amount of $3.6 million.

The bond balance exceeded such maximum loan amount at September 30, 2011 by approximately $490,000. On October 28, 2011, we and the Bank agreed to resolve the collateral shortfall by establishing a separate interest bearing restricted cash account in the amount of $490,000 which is pledged as additional collateral to the debt and restricted from use for any other purpose. The required restricted balance is being amortized down at the current monthly debt principal amount of $17,708. At December 31, 2013, the restricted cash is classified as a collateral deposit in other current assets of $30,056.

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

On July 6, 2012, we executed an Eleventh Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at March 31, 2012. The Eleventh Amendment also waived the covenant testing requirements related to the ratio of earnings available to cover fixed charges and the interest coverage ratio for the quarters ended June 30, 2012 and September 30, 2012.

The leverage ratio covenant remained in effect, and must not be greater than 2:1. We were in compliance with the leverage ratio covenant at September 30, 2012, as the actual leverage ratio was 1:1. Although there was no testing of the covenant to comply with the ratio of earnings available to cover fixed charges and the interest coverage covenants for the quarters ended June 30 and September 30, 2012, the Bank required that we have earnings before interest and taxes (EBIT) greater than $1 for the quarter ended September 30, 2012. We reported EBIT of $14,286 for the quarter ended September 30, 2012 and, therefore, were in compliance with this covenant. The $1 EBIT covenant at September 30, 2012 is not applicable to any future periods as testing of all covenants resumed on December 31, 2012 according to the terms of the Eleventh Amendment.

Under the Eleventh Amendment, the covenants were revised such that we were not to permit earnings available for fixed charges to be less than 125%, the interest coverage ratio to be less than 2:1, and the leverage ratio to be greater than 2:1 at any time, tested quarterly. Also, in connection with the Eleventh Amendment, we paid the Bank a fee of $10,000 and made a collateral deposit of $840,000 to cover estimated principal and interest on our obligation. This collateral was to be released to us upon successful compliance with all debt covenant tests. The Eleventh Amendment also revised covenant testing to provide that the ratio of earnings available to cover fixed charges and the interest coverage ratio covenant testing was to resume at December 31, 2012 on a trailing nine month basis, and continue at March 31, 2013 on a trailing nine month basis and quarterly thereafter on a trailing twelve month basis beginning on June 30, 2013.

On February 14, 2013, we executed a Twelfth Amendment and obtained a waiver for failure to comply with the fixed charge coverage ratio and the interest coverage ratio covenants at December 31, 2012. The actual fixed charge ratio at December 31, 2012 was negative 41% and the actual interest coverage ratio was negative 256% as we reported an operating loss for the three months ended December 31, 2012. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing resumed at March 31, 2013 on a trailing three month basis, and continued at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, we paid the Bank a fee of $7,500 and were required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on our obligation. A collateral deposit of $845,005 is included in other current assets at December 31, 2013.

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at December 31, 2013 ($5.2 million) and March 31, 2013 ($5.8 million).

At March 31, 2013, the actual fixed charge ratio was negative 81% and the actual interest coverage ratio was negative 351% as we reported an operating loss for the three months ended March 31, 2013. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at March 31, 2013, as the actual leverage ratio was 1:1.

At December 31, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. On January 16, 2014, we entered into the Forbearance Agreement with the Bank (see Note 1 and Note 18). Under the terms of the Forbearance Agreement, the Bank agreed to forbear from accelerating the principal payment in full until the forbearance termination date on March 31, 2014. Until the termination date, we will continue to make payments pursuant to the terms of the Forbearance Agreement. We are currently in the process of seeking alternative financing from other lenders.

Term Note:

The Term Note issued on February 24, 2006 has a term of 7 years with an initial fixed interest rate of 9%. The interest rate on the Term Note converted from a fixed rate of 9% to a variable rate on February 28, 2011. From February 28, 2011 until maturity the Term Note will bear interest at the Prime Rate plus 1.5% (4.75% at March 31, 2013), payable on a quarterly basis. Principal was paid in quarterly installments of $142,857, plus interest, with a final payment made on March 1, 2013. There was $0 and $0 outstanding under this facility at December 31, 2013 and March 31, 2013, respectively.

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

The initial rate of interest on the Bonds was 1.96% for a period from the bond date to and including January 31, 2011, and the interest rate thereafter is 65% times the sum of 275 basis points plus one-month LIBOR. The interest rate at December 30, 2013 was 3.725%. We are required to make monthly payments of $17,708 and $23,214 with respect to the Loans beginning on February 1, 2011 until the maturity date or earlier redemption of each Bond. The Series A Bonds and the Series B Bonds will mature on January 1, 2021 and January 1, 2018, respectively. The Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, we and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $4.8 and $5.6 million at December 31, 2013 and March 31, 2013, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance. The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. In July 2013, we repaid the $500,000 borrowed under the Revolving Note. This facility expired by its terms on July 31, 2013 and was not renewed by the Bank. As of March 31, 2013, there was $500,000 borrowed and outstanding under this facility and $1.5 million was available under this facility.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $0.5 million and has been amended several times resulting in a borrowing limit of $3.0 million. On November 30, 2009, we elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3% or 3.18% at December 30, 2013. Principal and interest payments are due monthly based on a five year amortization schedule. The Capital Expenditure Note matures on November 30, 2014.

Staged Advance Note:

The Bank made certain loans to us limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4% or 4.18% at December 30, 2013. Beginning on April 1, 2011, we were obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The Staged Advance Note matures on March 1, 2016.

Capital Lease:

We entered into a new capital lease in April 2012 for certain office equipment. The original lease term was for 63 months, bore interest at 6.0% and required monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018. The amount of the lease recorded in property, plant and equipment, net was $49,367 and $37,544 as of December 31, 2013 and March 31, 2013, respectively.

NOTE 9 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three and nine months ended December 31, 2013, we recorded income tax expense of $0 and $0, respectively, and for the three and nine months ended December 31, 2012, we recorded an income tax expense of $43,224 and benefit of $235,375, respectively. The lack of a tax benefit for the three and nine months ended December 31, 2013 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

As of December 31, 2013, our federal net operating loss carry-forward was approximately $2.3 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Section 382 of the Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary office location in Wuxi, China. This lease expired on August 31, 2013. The original lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. In addition to leasing property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China. During the lease period, we viewed CSI as a related party because a holder of an approximate 5% fully diluted equity interest in CSI also held an approximate 36% fully diluted equity interest in TechPrecision. We paid $0.0 and $1.1 million to CSI for materials and manufacturing services for the nine months ended December 31, 2013 and 2012, respectively. WCMC is also subcontracting manufacturing services from other non-related party Chinese manufacturing companies on comparable terms as those it had with CSI. We are currently leasing new office space from a third party at a new location on a month to month basis for approximately $333 per month.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $2,677 and $9,402, for the three and nine months ended December 31, 2013, respectively, and $4,800 and $15,503, for the three and nine months ended December 31, 2012, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure  to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, as of December 31, 2013 and March 31, 2013, there were 5,532,735 and 7,232,735 common shares, respectively, underlying the Series A Convertible Preferred Stock.

Upon any liquidation we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During the nine months ended December 31, 2013 and fiscal 2013, there were 1,300,490 and 1,502,984 shares of Series A Convertible Preferred Stock converted into 1,700,000 and 1,964,694 shares of common stock. At December 31, 2013 and March 31, 2013, we had 4,232,508 and 5,532,998 shares, respectively, of Series A Convertible Preferred Stock outstanding.

Common Stock Purchase Warrants

On February 15, 2011, we entered into a contract with a third party pursuant to which we issued two-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share. Using the Black-Scholes options pricing formula and assuming a risk free rate of 0.30%, volatility of 79%, an expected term of one year, and the price of the common stock on February 15, 2011 of $1.65 per share, the value of the warrant was calculated at $51,428, or $0.51 per share issuable upon exercise of the warrant. Since the warrant permitted delivery of unregistered shares, we have control in settling the contract by issuing equity. The cost of warrants was charged to selling, general and administrative. The warrants expired on February 14, 2013 and at March 31, 2013 there were no warrants outstanding.

Common Stock

We had 90,000,000 authorized common shares at December 31, 2013 and March 31, 2013, and there were 21,656,871 and 19,956,871 shares of common stock outstanding at December 31, 2013 and March 31, 2013, respectively.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, the Company’s directors adopted, and the Company’s stockholders approved, the 2006 TechPrecision Corporation Long-term Incentive Plan, or, as amended, the Plan. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by the Board of Directors. Independent directors are not eligible for discretionary options. The maximum number of shares of common stock that may be issued under the Plan is 3,300,000 shares.

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

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the nine months ended December 31, 2013 were 100.7% for volatility, a risk free interest rate of 1.1%, and expected term of approximately nine years. At December 31, 2013, 1,489,506 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Granted	400,000	$0.670	--	--
Forfeited	(1,471,000)	$0.952	--	--
Outstanding at 12/31/2013	1,413,000	$0.979	$478,650	6.87
Vested or expected to vest 12/31/2013	1,413,000	$0.979	$478,650	6.87
Exercisable at 12/31/2013	926,667	$0.991	$301,350	4.92

At December 31, 2013, there was $259,161 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next 39 months. The total fair value of shares vested during the nine months ended December 31, 2013 was $175,305. The following table summarizes the activity of our stock options outstanding but not vested for the nine months ended December 31, 2013:

	Number of Options	Weighted Average
Outstanding at 3/31/2013	854,334	$1.249
Granted	400,000	$0.670
Vested	(165,334)	$1.120
Forfeited	(602,667)	$1.173
Outstanding at 12/31/2013	486,333	$0.957

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

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At December 31, 2013, there were accounts receivable balances outstanding from three customers comprising 69% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2013		March 31, 2013
Customer	Dollars	Percent	Dollars	Percent
A	$1,081,061	45%	$915,632	21%
B	$520,366	22%	$10,465	--%
C	$55,900	2%	$2,379,078	55%
D	$--	--%	$516,174	12%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the nine months ended:

	December 31, 2013		December 31, 2012
Customer	Dollars	Percent	Dollars	Percent
A	$3,620,323	21%	$2,022,324	9%
B	$2,948,045	17%	$3,268,739	15%
C	$1,771,559	10%	$4,932,574	22%
D	$1,152,653	7%	$4,203,458	19%
E	$143,036	1%	$2,736,642	12%

NOTE 15 – SEGMENT INFORMATION

We operate our business under one segment – large scale fabricated and machined metal components and systems equipment. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Nine months ended December 31, 2013	Nine months ended December 31, 2012	December 31, 2013	March 31, 2013
United States	$17,242,577	$19,650,625	$6,685,631	$7,252,027
China	$217,284	$2,867,543	$7,789	$19,346

NOTE 16 – COMMITMENTS

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at December 31, 2013 for future salaries during the next twelve months, excluding bonuses, was approximately $895,000.

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

	Three Months ended December 31, 2013	Three Months ended December 31, 2012	Nine Months ended December 31, 2013	Nine Months ended December 31, 2012
Basic EPS
Net Loss	$(757,680)	$(545,487)	$(3,000,255)	$(1,296,776)
Weighted average number of shares outstanding	20,269,795	19,089,289	20,061,558	18,773,080
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.15)	$(0.07)
Diluted EPS
Net Loss	$(757,680)	$(545,487)	$(3,000,255)	$(1,296,776)
Dilutive effect of stock options, warrants and preferred stock	--	--	--	--
Diluted weighted average shares	20,269,795	19,089,289	20,061,558	18,773,080
Diluted loss per share	$(0.04)	$(0.03)	$(0.15)	$(0.07)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine month periods ended December 31, 2013, there were 5,029,112 and 5,201,532 shares, respectively, and for the three and nine months ended December 31, 2012 there were 5,053,475 and 4,325,006 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On January 16, 2014, we signed the Forbearance Agreement with the Bank. Under the terms of the Forbearance Agreement, the Bank agreed to forbear from accelerating the principal payment in full until the forbearance termination date on March 31, 2014. In consideration for the granting of the Forbearance Agreement, we agreed, among other things, to: (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 5.6% and 6%, respectively, until March 31, 2014; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds respectively and (v) pay a forbearance fee of 3% of the net outstanding balance due from us to the Bank, which amounts to $128,433 due in installments until March 31, 2014.

In connection with shareholder transactions in January and February 2014, we issued 1,640,534 shares of common stock in connection with the conversion of 1,255,000 shares of Series A Convertible Preferred Stock.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs that procure services and products from our customers.

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2013, our five largest customers accounted for approximately 56% of reported net sales. Our five largest customers collectively accounted for 74% of our revenue for fiscal 2013. Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable revenue stream and cost structure. During the third quarter we received an $8.1 million purchase order for new production furnaces with an existing customer. Our sales order backlog at December 31, 2013 was approximately $22.1 million compared with a backlog of $16.4 million at March 31, 2013.  Our financial results for the nine month ended December 31, 2013 include significant losses on certain contracts that continue to have a negative impact on operations.

At December 31, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with our financial covenants in the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2013. In addition, the Bank also did not renew the revolving credit facility which expired on July 31, 2013. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at December 31, 2013 ($5.2 million) and March 31, 2013 ($5.8 million).

On January 16, 2014, we signed the Forbearance Agreement with the Bank. Under the terms of the Forbearance Agreement we requested and the Bank agreed to forbear from accelerating the payment in full until the forbearance termination date on March 31, 2014. We are currently in the process of seeking alternative financing from other lenders.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Growth Strategy

We are a contract manufacturer and we sell our services to customers in three industry groups: energy, naval/maritime, and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into stronger markets that have shown increasing demand. We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in our strongest markets. The following discussion addresses certain growth opportunities within the three industry groups:

Energy

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

In February 2013, we completed the initial manufacture of Type B radioactive isotope transport casks on behalf of a customer.  We have been working with this customer for several years while it was seeking U.S. Nuclear Regulatory Commission, or NRC, license approval of its proprietary Type B radioactive isotope transport casks.  As this customer’s cask design meets the NRC’s most recent regulatory requirements for Type B transport casks, we and our customer expect increased demand for this product as the NRC requires companies that transport radioactive isotopes to replace their existing Type B transport casks with casks that meet the latest NRC requirements.

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

We continue to concentrate our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased outsourcing business with existing and new defense contractors who are actively looking to increase outsourced content on certain expanding defense programs over the next several years.  We believe that the military quality certifications we maintain and our ability to offer turn-key fabrication, machining and manufacturing services at a single facility position us as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Precision Industrial

For several years we have been providing production services to Mevion Medical Systems, or Mevion, for the manufacture of its proprietary proton beam radiotherapy system. Mevion received 510(k) clearance from the U.S. Food and Drug Administration, in June 2012 to market its proton radiotherapy device.  Presently Mevion has eleven systems currently under development with customers in the U.S. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for Mevion’s proton beam system. Mevion was our largest customer in fiscal 2013 and accounted for $7.7 million in net sales. We expect that sales volume to Mevion will increase if Mevion expands the market launch of its innovative proton therapy device.

Historically, alternative energy has been our largest market served and has comprised a significant amount of annual net sales. The primary products we have manufactured for alternative energy customers have been multi-crystalline and mono-crystalline solar furnaces, and other production furnaces as well as polysilicon reactor vessels. During fiscal 2013 and the year ended March 31, 2012, the pace at which solar and sapphire manufactures increased their production capacity was slow. As a result, our sales volume to customers within the alternative energy sector comprised less than 10% and 30% of our total sales for fiscal 2014 and fiscal 2013, respectively.

We believe the Heat Exchanger Method (HEM) sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with existing customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2013 Form 10-K. There were no significant changes in the critical accounting policies during the three and nine months ended December 31, 2013, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

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

Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customer’s demand for new and existing products. Our results of operations are affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute to the business plan we developed early in our first quarter that has the immediate goal of realigning and stabilizing our cost structure so we can return to profitability, even at current lower revenue levels. We need to rebuild our backlog with production orders from our key customers. At December 31, 2013 our backlog was $22.1 million compared with a backlog of $16.4 million as of March 31, 2013. During the third quarter we received an $8.1 million purchase order for new production furnaces with an existing key customer.

Three Months Ended December 31, 2013 and 2012

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012		Changes Period Ended December 31, 2013 to 2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$5,167	100%	$7,293	100%	$(2,126)	(29	) %
Cost of sales	4,394	85%	5,409	74%	(1,015)	(19	) %
Gross profit	773	15%	1,884	26%	(1,111)	(59	) %
Selling, general and administrative	1,434	28%	2,293	31%	(859)	(37	) %
Loss from operations	(661)	(13)%	(409)	(6)%	(252)	(62	) %
Other income (expense), net	(15)	--%	(28)	--%	13	46%
Interest expense	(81)	(2)%	(65)	(1)%	(16)	(25	) %
Total other expense, net	(96)	(2)%	(93)	(1)%	(3)	(3	) %
Loss before income taxes	(757)	(15)%	(502)	(7)%	(255)	(51	) %
Income tax expense	--	--%	43	--%	(43)	nm	%
Net Loss	$(757)	(15)%	$(545)	(7)%	$(212)	(39	) %

Net Sales

For the three months ended December 31, 2013, net sales decreased by $2.1 million, or 29%, to $5.2 million. Net sales decreased in the precision industrial markets by $3.6 million on lower shipments of medical components, production furnaces and pressure vessels. This amount was partially offset by increased net sales to our naval/maritime and energy customers of $0.7 and $0.8 million, respectively. For the three months ended December 31, 2013, net sales originating at our WCMC division decreased by $1.3 million because of weaker demand for our production furnaces in China. The decreases in net sales reflect an irregular order flow from our customers as they gauge market demand for new and existing products.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended December 31, 2013 decreased by $1.0 million, or 19%, on significantly lower sales volume.  Gross margins during the three months ended December 31, 2013 were 15% compared with 26% for the same period in fiscal 2013. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period. Actual production levels were lower than planned and resulted in over absorbed overheads for the period. Also, certain low margin projects associated with base components manufactured by our Ranor subsidiary dampened our margins in the quarter.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended December 31, 2013 were $1.4 million compared with $2.2 million for the same period in fiscal 2013, representing a decrease of $0.9 million, or 37%.  Reduced SG&A headcounts resulted in lower spending for compensation ($0.3 million), outside advisory services ($0.3 million), travel ($0.2 million) and other business expenses ($0.1 million) when compared with the same period in fiscal 2013.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:
(dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Other income (expense), net	$(15)	$(28)	$ 13	44%
Interest expense	$(56)	$(65)	$ 9	14%
Interest expense: non-cash	$(25)	$ --	$(25)	nm%

Interest expense for the three months ended December 31, 2013 decreased when compared with the same prior year period as our average levels of debt continued to decrease as we pay down principal. Non–cash interest expense reflects the amortization of deferred loan costs in connection with the Bonds.

Income Taxes

For the three months ended December 31, 2013, we recorded zero tax expense or benefit.  For the three months ended December 31, 2012, we recorded tax expense of $43,224. The zero tax expense or benefit recorded for the three months ended December 31, 2013 was the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the foregoing, our net loss was $0.8 million, or $0.04 per share basic and fully diluted, for the three months ended December 31, 2013, as compared to net loss of $0.5 million, or $0.03 per share basic and fully diluted, for the three months ended December 31, 2012.

Nine Months Ended December 31, 2013 and 2012

The following table sets forth information from our statements of operations for the nine months ended December 31, 2013 and 2012, in dollars and as a percentage of revenue:
	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012		Changes Period Ended December 31, 2013 to 2012
(dollars in thousands)	Amount	Percent		Amount	Percent	Amount	Percent
Net sales	$17,460	100%		$22,518	100%	$(5,058)	(22	) %
Cost of sales	15,540	89%		17,590	78%	(2,050)	(11	) %
Gross profit	1,920	11%		4,928	22%	(3,008)	(61	) %
Selling, general and administrative	4,689	27%		6,218	28%	(1,529)	(25	) %
Loss from operations	(2,769)	(16	) %	(1,290)	(6)%	(1,479)	(115	) %
Other income	(13)%			(23)	(1)%	10	43%
Interest expense	(218)	(1	) %	(219)	--%	1	--%
Total other expense, net	(231)	(1	) %	(242)	(1)%	11	4%
Loss before income taxes	(3,000)	(17	) %	(1,532)	(7)%	(1,468)	nm %
Income tax expense	--	--%		(235)	(1)%	235	nm %
Net Loss	$(3,000)	(17)%		$(1,297)	(6)%	$(1,703)	nm %

Net Sales

Net sales decreased by $5.0 million, or 22%, to $17.4 million for the nine months ended December 31, 2013 when compared to the same period last year. We recorded lower revenue of $6.4 million in the Precision industrial sector primarily on lower shipments of production furnaces and medical components. The decreases in net sales reflect an irregular order flow from our customers as they gauge market demand for new and existing products. This revenue shortfall was offset in part by increased product sales to our customers in the Navy/Maritime and Nuclear sectors of $0.5 million and $0.9 million, respectively.

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2013 decreased by $2.0 million to $15.5 million on lower sales volume. Gross profit and gross margins were $1.9 million and $4.9 million, and 11.0% and 21.9%, respectively, for the comparable periods. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Actual production levels were lower than planned and resulted in over absorbed overheads for the period. Also, certain low margin projects and contract losses dampened our margins for the nine month period. Gross profit for the nine months period ended December 31, 2013 included approximately $2.0 million of contract losses incurred on the initial units of base components manufactured by our Ranor subsidiary. These component units were initiated during the first quarter of fiscal 2014 and are expected to be completed and shipped before the end of our first quarter in fiscal 2015.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2013 were $4.7 million compared to $6.2 million for nine months ended December 31, 2012, representing a decrease of $1.5 million, or 25%.   Primary drivers of this decrease in expense were reduced headcounts which accounted for lower spending of $0.7 million for compensation and benefits, $0.4 million for outside services, and $0.4 million for travel and other business expenses.

Interest Expense

The following table reflects other income and interest expense for the nine months ended:

(dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Interest income, other	$(13)	$(23)	$10	43%
Interest expense	$(192)	$(203)	$11	14%
Interest expense: non-cash	$(26)	$(16)	$(10)	(33) %

Interest expense decreased by 14% for the nine months ended December 31, 2013 when compared with the same period in fiscal 2013 due to lower average levels of debt.

Income Taxes

For the nine months ended December 31, 2013, we recorded zero tax expense or benefit. For the nine months ended December 31, 2012, we recorded a tax benefit of $235,375. The lack of a tax benefit for the nine months ended December 31, 2013 was the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the factors described above, our net loss was $3.0 million, or $0.15 per share basic and fully diluted, for the nine months ended December 31, 2013, compared to net loss of $1.3 million, or $0.07 per share basic and fully diluted, for the nine months ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013, we were in default and continue to be in default with the Loan Agreement with the Bank. At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement are classified as a current liability at December 31, 2013 ($5.2 million) and March 31, 2013 ($5.8 million). The covenants under the loan agreement are no longer being tested on a monthly, quarterly or annual basis.

On January 16, 2014, we signed the Forbearance Agreement with the Bank. Under the terms of the Forbearance Agreement, the Bank agreed to forbear from accelerating the principal payment in full until the forbearance termination date on March 31, 2014. In consideration for the granting of the Forbearance Agreement, we agreed, among other things, to: (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 5.6% and 6%, respectively, until March 31, 2014; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds respectively and (v) pay a forbearance fee of 3% of the net outstanding balance due from us to the Bank, which amounts to $128,433 due in installments until March 31, 2014.

The Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0. In the event we fail to complete a refinancing of the current outstanding obligations by March 31, 2014, the interest rate on outstanding obligations will convert to 9.14% and 8.63% on the Series A and the Series B Bonds, respectively, as of April 1, 2014.

We have incurred an operating loss of $3.0 million for the nine months ended December 31, 2013, and $2.4 million and $2.1 million for the fiscal years ended March 31, 2013 and 2012, respectively. At December 31, 2013, we had cash and cash equivalents of $3.7 million, of which $0.1 million is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. We borrowed $0.5 million under our revolving line of credit during the three months ended March 31, 2013, and repaid this borrowing in full in July 2013. In addition, we have $0.9 million of restricted cash with the Bank (included in our other current assets) that will be used toward satisfying our obligation under the Forbearance Agreement.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping which, in the past, were note an efficient use of our manufacturing capacity. Also, we must reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we believe that fiscal 2014 operating results could reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The condensed consolidated financial statements for the nine months ended December 31, 2013, and for the year ended March 31, 2013, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $11.0 million at December 31, 2013 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our Forbearance Agreement. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

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

At December 31, 2013, we had working capital of $1.1 million as compared with working capital of $3.1 million at March 31, 2013, representing a decrease of $2.0 million, or 65%. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	December 31, 2013	March 31, 2013	Change Amount	Percentage Change
Cash and cash equivalents	$3,747	$3,075	$671	22%
Accounts receivable, net	2,404	4,331	(1,927)	(44)%
Costs incurred on uncompleted contracts	3,351	4,298	(947)	(22)%
Inventory - raw materials	352	354	(2)	(1)%
Income taxes receivable	374	374	--	-%
Current deferred tax assets	256	256	--	-%
Other current assets	1,675	1,578	97	6%
Accounts payable	1,022	2,537	(1,515)	(60)%
Accrued expenses	1,163	1,875	(712)	(38)%
Accrued taxes payable	232	232	--	-%
Deferred revenues	3,392	253	3,139	nm %
Current maturity of long-term debt	5,197	5,784	(587)	(10)%
Short-term revolving line of credit	--	500	(500)	(100)%

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	December 31, 2013	December 31, 2012	Change Amount
Cash flows provided by (used in):
Operating activities	$1,823	$650	$1,173
Investing activities	(54)	(395)	341
Financing activities	(1,099)	(1,066)	(33)
Effects of foreign exchange rates on cash	1	1	--
Net increase (decrease) in cash and cash equivalents	$671	$(810)	$1,481

Operating activities

Cash provided by operations for the nine months ended December 31, 2013 was $1.8 million compared with cash provided by operations of $0.6 million for the nine months ended December 31, 2012. Cash generated from our accounts receivables collections during the nine month period were used for customer projects, accounts payable and principal on short and long-term debt.

Cash provided by operations for the nine months ended December 31, 2013 were higher when compared with the nine months ended December 31, 2012 due to cash advance payments ($2.9 million) received at the end of third quarter from customers for new projects. The proceeds will be used to pay suppliers and vendors for materials and services as we commence work on new projects in the fourth quarter of fiscal 2014. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Investing activities

The nine month periods ended December 31, 2013 and 2012 were marked by cash outflows for capital spending of $54,343 and $395,367, respectively.

Financing activities

For the nine months ended December 31, 2013, cash used in financing activities was $1.1 million to make principal payments on our outstanding debt. For the comparable period end in fiscal 2013, cash used in financing activities was $1.1 million related to principal payments for long-term debt. Obligations under the Term Note, Revolving Note, Capital Expenditure Note and Staged Advance Note are guaranteed by TechPrecision and Ranor. Collateral securing such notes comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. We have no off-balance sheet assets or liabilities.

All of the above activity resulted in a net increase in cash for the nine months ended December 31, 2013 of $0.7 million, compared with a net decrease in cash of $0.8 million for the nine months ended December 31, 2012.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our  executive chairman and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our executive chairman and chief financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on our 2013 Form 10-K filed with the SEC on August 16, 2013.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including our executive chairman and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We are making progress remediating the material weakness identified in our 2013 Form 10-K. Notwithstanding the material weakness described in Item 9A of the 2013 Form 10-K, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the nine months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the nine months ended December 31, 2013, we began implementing stronger manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

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

Item 6. Exhibits
Exhibit No.	Description
3.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 3, 2014)
10.1
Forbearance and Modification Agreement, dated January 16, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2014)

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

TECHPRECISION CORPORATION (Registrant)

Dated: February 13, 2014	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
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