Form 10-K
period 2014-03-31
TECHPRECISION CORP
filed 2014-07-15
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.1 million.

The number of shares outstanding of the registrant’s common stock as of July 7, 2014 was 24,669,958.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Our Business

We are a global manufacturer of precision, large-scale fabricated and machined metal components and systems operating two wholly-owned subsidiaries, Ranor, Inc., or Ranor, a Delaware corporation, located in Westminster Massachusetts, USA, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People’s Republic of China, or China, located in Wuxi City, Jiangsu Province, China. We offer a full range of services required to transform metallic raw materials into precise finished products. We sell these finished products to customers in three main industry groups: Naval/Maritime, Energy and Industrial. The finished products are used in a variety of markets including: alternative energy, medical, nuclear, defense, industrial, and aerospace. Our mission is to be the leading end-to-end global service provider to our markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

References in this annual report to “the Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise.

General

Our manufacturing operations within the U.S. are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility is the home for state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precise finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, and manufacturing), quality control (inspection and testing), materials procurement and production control (scheduling, project management and expediting) and final assembly. During fiscal year ended March 31, 2012, or fiscal 2012, we completed an expansion project at our Massachusetts facility that expanded our manufacturing capacity by an additional 19,500 square feet.  This expansion project was completed in September 2011 at a cost of approximately $1.7 million, which was financed in part from the proceeds of a Massachusetts Development Authority bond financing that was completed in December 2010. During the third quarter of fiscal 2012 we completed the installation and testing of a new $2.4 million gantry mill machine. This machine was placed into service during January 2012.

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

Our operations in China are conducted through WCMC. WCMC, through its subcontractors, provides large-scale precision component fabrication and machining solutions in Asia. WCMC is positioned to provide our customers in Asia with quality, durable, and efficient current and next-generation components that address industry-specific needs. WCMC is licensed in China as a trading company, allowing it to contract freely with multiple manufacturers within China to source the manufacturing capacity and expertise required by our customers and their product designs. In February 2012, WCMC received certification that its Quality Management Systems comply with the requirements of ISO 9001: 2008 indicating that WCMC operates to this international standard.

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

Navy/Maritime:
Aircraft carrier steam accumulator tanks
DDX destroyer prototype propulsion equipment, gun and weapons handling equipment
Submarine sonar system components, primary shield tank heads and foundations
Delta rocket precision-machined fuel tank bulkheads
F-15 special equipment pods
Various other components, fixtures and tooling

Energy:
Commercial nuclear reactor internal components and temporary heads
Spent nuclear fuel storage and transportation canisters and casks
Material handling equipment
Radioactive isotope transportation casks

Industrial:
Components and major assemblies for proton beam accelerators for cancer treatment
Production chambers to manufacture multi-crystalline and mono-crystalline solar panels
Polysilicon production chambers
Production chambers for sapphire growth systems
Wind turbine components
Vacuum chambers
Food processing equipment
Chemical processing equipment
Pressure vessels

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In fiscal year ended March 31, 2014, or fiscal 2014, and the fiscal year ended March 31, 2013, or fiscal 2013, a supplier that provided forging, accounted for 10% and 15%, respectively, of our purchased material. There was no other single supplier that provided 10% or more of purchased raw materials in fiscal 2014 or fiscal 2013.

Marketing

While we have had significant customer concentration over the past three years, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and we initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and trade show participation. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are focused on delivering robust production solutions to such projected unit design and technology requirements. We accomplish this by introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2014 and fiscal 2013.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our top six customers generated over 65% and 79% of our total revenue in fiscal 2014 and fiscal 2013, respectively. Our group of largest customers can change from year to year. Our largest customer in fiscal 2014, BAE systems, accounted for 19% of our net sales and is engaged in the development, delivery and support of advanced defense, security and aerospace systems. Our largest customer in fiscal 2013 was Mevion Medical Systems, Inc., or Mevion, which accounted for 24% of our net sales. Mevion is a radiation therapy company dedicated to advancing the treatment of cancer. We build components and major assemblies for Mevion’s Proton Therapy Systems which are being installed at certain institutions throughout North America. Our largest customer in China is a leading global provider of production technology and materials for the solar, LED and other specialty markets that engaged us to manufacture production furnaces for the manufacturing of solar panels and sapphire products.

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

The revenue derived from all of our customers in the designated industry groups during fiscal 2014 and fiscal 2013 are highlighted within the table below (dollars in thousands):

For the year ended March 31,	2014		2013
Net Sales	Amount	Percent	Amount	Percent
Navy/Maritime	$9,680	46%	$9,780	30%
Nuclear	$4,193	20%	$3,684	11%
Precision Industrial	$7,195	34%	$19,009	59%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by individual customers in their specific markets that accounted for 10% or more of our revenue in either of the two past fiscal years ended (dollars in thousands):

For the year ended March 31,	2014			2013
Net Sales	Amount		Percent	Amount		Percent
Navy/Maritime		$3,984	19%		$4,800	15%
Nuclear	$	*	* %	$	*	*%
Precision Industrial Customer 1		$2,955	14%		$6,087	19%
Precision Industrial Customer 2		$2,069	10%		$7,666	24%

* No single customer in market accounted for 10% or more of our revenue during the period.

At March 31, 2014, we had a backlog of orders totaling approximately $22.9 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at the end of fiscal 2013 was $16.4 million. As of May 31, 2014, our backlog was $18.0 million. Included in the March 31, 2014 and May 31, 2014 backlog is $3.5 million which may be cancelled pending the outcome of a potential contract modification with one of our customers.

For fiscal 2014 and fiscal 2013, WCMC generated $0.2 million and $3.3 million of our total revenue, respectively. A downturn in demand for alternative energy components and a transfer of manufacturing back to the U.S. by WCMC’s largest customer has limited our ability to scale larger order volumes for WCMC in China.

Competition

We face competition from both domestic and foreign manufacturers in the manufacture of metal fabricated and machined precision components and equipment The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, have greater resources at their disposal, and may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.

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

Government Regulations

Although we have very few contracts with government agencies, a significant portion of our manufacturing services are provided as a subcontractor to prime government contractors. Such prime government contractors are subject to government procurement and acquisition regulations which give the government the right to termination for convenience, certain renegotiation rights, and rights of inspection. Any government action which affects our customers who are prime government contractors would affect us. Some of the work we perform for our customers is part of government appropriation packages, and therefore, subject to the Miller Act, requiring our customers who are prime government contractors to pay all subcontractors first under contracted purchase agreements.

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

Environmental Compliance

We are subject to compliance with United States federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2014 were not material.

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

Personnel

As of March 31, 2014, we had approximately 117 full-time employees, of whom 28 are salaried and 89 are hourly. Of those employees, two employees are located in China at WCMC, and three are located at our executive office in Center Valley. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

We believe the following are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We are not in compliance with certain financial covenants under our Loan and Security Agreement with Santander Bank, as amended by Forbearance and Modification Agreement. We have incurred operating losses for the past three years. These factors raise substantial doubt about our ability to continue as a going concern.

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Santander Bank, or the Bank, dated February 24, 2006, or, as amended, the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013.. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the Forbearance Agreement. The Forbearance Agreement expired on March 31, 2014. The Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon the termination date of the Forbearance Agreement. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014, as a current liability. We entered into a Forbearance and Modification Agreement, dated May 30, 2014, or the  Second Forbearance Agreement, pursuant to which the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014. On July 1, 2014, the Company and the Bank entered into a Forbearance and Modification Agreement, or the Third Forbearance Agreement. Under the Third Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014.We continue to make principal and interest payments pursuant to the terms of the Forbearance Agreement. If the Bank were to demand full repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

On May 30, 2014, we and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Note equal to7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note.  Ranor’s obligations under the LSA and Credit Loan Note are guaranteed by the Company.

We incurred operating losses of $7.1 million and $2.4 million for the periods ended March 31, 2014 and 2013, respectively. At March 31, 2014, we had cash and cash equivalents of $1.1 million. Approximately thirty thousand U.S. dollars is located in China which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all.

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

If successful in changing the composition of revenue and reducing costs, we anticipate that the fiscal year ending March 31, 2015, or fiscal 2015, operating results will reflect positive cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the fiscal years ended March 31, 2014 and 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $13.7 million at March 31, 2014 and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

A Registration Statement on Form S-3, or Form S-3, permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form

S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed all required reports for a period of 12 months. Because we did not timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, we will not be eligible to use Form S-3 for a period of at least 12 months (assuming we timely file our required filings within such 12 month period).

Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long form registration and may experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies and continue to operate as a going concern.

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

In addition the Loan Agreement and the Loan and Security Agreement, dated May 30, 2014, by and between Ranor and Utica Leaseco, LLC, or the LSA, contain restrictive covenants and other provisions that could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of March 31, 2014, management identified a material weakness in the Company's internal control over financial reporting. Specifically, we did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system. As a result of this material weakness, we made a certain late or post-closing adjustment to work-in-process and cost of sales. The adjustment corrected a data entry input error of an incorrect date for certain project costs at our Ranor subsidiary. The error was discovered before our first general ledger closing at year end but was not reconciled in a timely manner.

During fiscal 2014 we have formalized our accounting policies and implemented a proper account reconciliation process. For fiscal 2015, we will review our compensating controls, staffing requirements and the cost/benefit for upgrading our legacy systems.

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

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2014, our three largest customers accounted for approximately 43% of our revenue, with the largest accounting for 19% of our revenue.  For the year ended March 31, 2013 our largest customer accounted for 24% of our revenue and our three largest customers accounted for 58% of our revenue. In addition, as of March 31, 2014, we had a $22.9 million order backlog, of which $18.6 million was attributable to six customers. Included in the March 31, 2014 backlog is $3.5 million which may be cancelled pending the outcome of a potential contract modification with one of our customers.

As a result, the default in payment by any of our major customers, the loss of existing orders or to the extent that we are unable to generate orders from new customers, we may have difficulty operating profitably.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer, accounted for 19% of our revenue in the fiscal year ended March 31, 2014, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are at an early stage and are dependent on the equity capital markets to finance their purchase of our products.

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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock.  As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of common stock.  Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of our common stock.  Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.  Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock,create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

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

WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. This lease expired on November 15, 2013 and was not renewed.

In November 2013, we leased approximately 1,000 square feet of new office space in Wuxi City, Jiangsu Province, China, which houses WCMC.  The lease has a one-year term and provides for rent of approximately $4,000 annually. The lease can be renewed thereafter on an annual basis. Our current facilities at the Westminster facility are adequate for present requirements.

Item 3. Legal Proceedings.

On May 29, 2014, the Company filed a Demand for Arbitration against a customer, GTAT Corporation, for breach of contractual duties set forth pursuant to Rule R-4 of the Commercial Rules of the American Arbitration Association in accordance with the Terms and Conditions of the purchase agreement, dated November 8, 2013, between the parties. The claim was filed by the Company in response to GTAT Corporation’s request in April to reduce the number of units ordered under the purchase agreement. The basis for the Company’s claim is detrimental reliance on the purchase order and subsequent modifications by the respondent during the course of production as evidenced by its purchased materials, personnel hires, units shipped, and other incurred costs. The parties negotiated but were not able to resolve the dispute under the terms of the contract. As such, the Company submitted the dispute to binding arbitration. The Company seeks to recover damages, together with attorney's fees, interest and costs.

We cannot predict the outcome of the proceeding described above. The Company continues to vigorously pursue its legal remedies in respect to the arbitration described in the paragraph above, however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

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
	High	Low
Fiscal year ended March 31, 2014
4th Quarter (three months ended March 31, 2014)	$1.35	$0.94
3rd Quarter (three months ended December 31, 2013)	$1.26	$0.40
2nd Quarter (three months ended September 30, 2013)	$0.70	$0.27
1st Quarter (three months ended June 30, 2013)	$1.15	$0.59

Fiscal year ended March 31, 2013
4th Quarter (three months ended March 31, 2013)	$1.42	$1.02
3rd Quarter (three months ended December 31, 2012)	$1.23	$0.76
2nd Quarter (three months ended September 30, 2012)	$1.00	$0.55
1st Quarter (three months ended June 30, 2012)	$0.85	$0.55

As of July 7, 2014, we had approximately 1,963 record holders of our common stock. We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the Series A Convertible Preferred Stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

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

We historically have experienced, and continue to experience, customer concentration. Our six largest customers collectively accounted for approximately 65% of our revenue for fiscal 2014. For fiscal 2014 and fiscal 2013, our largest customer accounted for approximately 19% and 24% of reported net sales, respectively. In any year, it is likely that our top five significant customers (albeit not always the same customers from year to year) will account for up to approximately 60% in aggregate of our total annual revenues.

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

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013.. The Loan Agreement was amended by the Forbearance Agreement. The Forbearance Agreement expired on March 31, 2014. The Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, we classified all amounts under the Loan Agreement $4.2 million at March 31, 2014, as a current liability. Our cash and cash equivalents totaled $1.1 million at March 31, 2014. On March 31, 2014, we requested an extension of the forbearance agreement.

On May 30, 2014, the Company and the Bank entered into the Second Forbearance Agreement with the Bank.  Under the Second  Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014. On July 1, 2014, the Company and the Bank entered into the Third Forbearance Agreement. Under the Third Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than July 31, 2014. If the Bank were to make a demand for repayment, we may be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy our current obligations and would need to seek alternative financing.

On May 30, 2014, we, through our wholly owned subsidiary Ranor, entered into the LSA, with Utica.  Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note.  Ranor’s obligations under the LSA and Credit Loan Note are guaranteed by TechPrecision. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank under the Loan Agreement described below.  Additionally, the Company retained approximately $1.27 million for general corporate purposes.

For fiscal 2014, our net sales and net loss were $21.1 million and $7.1 million, respectively, as compared to net sales of $32.5 million and net loss of $2.4 million, respectively, for fiscal 2013.  Our gross margins for fiscal 2014 were negative as compared with positive gross margins of 20.2% for fiscal 2013. Fiscal 2014 margins were impacted by approximately $4.6 million of new contract losses, primarily with two customer contracts. One contract resulted in cost production overruns and unplanned costs incurred on first articles and prototyping. On the second contract, our customer has indicated a desire to significantly reduce the number of units ordered. We have recorded a reserve for potential losses and have filed a claim for remediation under the contract terms to recover all of our potential losses. We cannot be certain that we will be successful in recovering the full amount of our loss.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Strategy

Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into stronger markets that have shown increasing demand.   We aim to establish our expertise in Program and Project Management and develop and expand a repeatable customer business model in our strongest markets. Historically alternative energy has been our largest market served and has comprised a significant amount of our annual net sales. In November 2010, we announced the formation of WCMC. This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China. Since forming WCMC, we have produced, through subcontractors, furnaces for alternative energy customers in China. The primary products we have manufactured for alternative energy customers have been multi-crystalline and mono-crystalline solar furnaces, as well as polysilicon reactor vessels and sapphire growth furnaces.  During fiscal 2014 and fiscal 2013, the pace at which solar manufacturers increased their production capacity has slowed significantly. For fiscal 2014 and fiscal 2013, WCMC’s net sales were $0.2 million and $3.3 million, respectively. In fiscal 2014, we concentrated our sales and marketing activities on customers under three main industry groups, Navy/Maritime, Energy and Precision Industrial.

Navy/Maritime

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering turn-key defense components to our customers stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Defense components the Ranor team has delivered include critical sonar housings and fairings, vertical launch missile tubes, and magnetic motor system components. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at their facility and at our customer’s own defense component manufacturing facilities. We have developed and built Tier 1 and Tier 2 relationships with our customers and will continue to seek opportunities in this sector where we have a Tier 1 or Tier 2 supplier relationship. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications it maintains and its ability to offer turn-key fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Energy

In February 2013, we completed the initial manufacture of Type B radioactive isotope transport casks on behalf of our customer, Alpha-Omega Services, Inc.  We have been working with this customer for several years while it was seeking U.S. Nuclear Regulatory Commission, or NRC, license approval of its proprietary Type B radioactive isotope transport casks.  As this customer’s cask design meets the NRC’s most recent regulatory requirements for Type B transport casks, we and our customer expect increased demand for this product as companies that transport radioactive isotopes replace their existing Type B transport casks with casks that meet the latest NRC requirements.

We believe that nuclear power plants scheduled to be built over the next 10 years worldwide could present a significant opportunity for us. Our Ranor subsidiary has the certifications required to produce the necessary components for new plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Precision Industrial

For several years we have been providing production services to Mevion for the manufacture of its proprietary proton beam radiotherapy system. Mevion received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in June 2012 to market its proton radiotherapy device. Presently Mevion has ten systems under development with customers in the U.S. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for Mevion’s proton beam system.  In December 2013, the first center to enter clinical commissioning with Mevion’s proton beam system began treating patients. During calendar year 2014, Mevion expects that a second center employing its technology will enter clinical commissioning and begin treating cancer patients. During the fiscal year ended March 31, 2013, Mevion became our largest customer and accounted for $7.7 million in net sales.  For the fiscal year ended March 31, 2014, sales to Mevion were $2.1 million as orders were delayed until the first clinical commissioning events commenced. We expect that sales volume to Mevion will increase as Mevion further expands the market launch of its innovative proton therapy device.

Growing global demand for sapphire, a core component in high-end LED products and smartphones, has increased the worldwide demand for Heat Exchanger Method, or HEM, sapphire. Accordingly, many polysilicon companies are expanding into the field of HEM sapphire and existing players in the HEM sapphire industry are expanding their production capacity. The production of HEM sapphire requires robust high temperature vacuum furnaces much like those we have been producing for the processing of polysilicon within the solar industry. We believe the HEM sapphire field is a growing sector where our manufacturing expertise and experience with similar products for the solar industry can be directly leveraged. We are in active dialogue with existing customers regarding our capability and capacity to manufacture furnaces for the HEM sapphire industry.

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

As of March 31, 2014, our federal net operating loss carryforward was approximately $6.0 million. If not utilized, the federal net operating loss carryforward will expire in 2033. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Ranor’s product mix changed significantly between fiscal 2011 and fiscal 2014, and includes a higher volume of prototyping and first article production contracts which resulted in contract losses. These contract losses have been the result of only a few contracts which have dampened our gross profit margins. Units manufactured under a greater number of our customer contracts are delivered on time and with a positive gross margin. Our results of operations are also affected by our success in booking new contracts, when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Years Ended March 31, 2014 and 2013

The following table sets forth information from our statements of operations, in dollars and as a percentage of revenue:
	2014		2013		Changes Year Ended March 31, 2014 to 2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$21,068	100%	$32,473	100%	$(11,405)	(35)%
Cost of sales	21,800	104%	25,914	80%	(4,114)	(16)%
Gross (loss) profit	(732)	(4)%	6,559	20%	(7,291)	(111)%
Selling, general and administrative	6,113	29%	8,161	25%	(2,048)	(25)%
Loss from operations	(6,845)	(33)%	(1,602)	(5)%	(5,243)	nm	%
Other income (expense):
Other income (expense)	1	--%	(29)	--%	30	nm	%
Interest expense	(441)	(2)%	(310)	(1)%	(131)	(42)%
Interest income	4	--%	2	--%	2	nm	%
Total other expense, net	(436)	(2)%	(337)	(1)%	(99)	(29)%
Loss before income taxes	(7,281)	(35)%	(1,939)	(6)%	(5,342)	nm	%
Income tax (benefit) expense	(186)	(1)%	472	1%	(658)	nm	%
Net Loss	$(7,095)	(34)%	$(2,411)	(7)%	$(4,684)	nm	%

Net Sales

In fiscal 2014, net sales decreased by $11.4 million, or 35%, to $21.1 million. Our net sales to Industrial customers decreased by $11.8 million when compared with fiscal 2013 primarily on a lower volume of new orders for proton beam accelerator components ($5.6 million), production furnaces ($2.3 million), polysilicon reactor components ($3.1 million), and chemical processing equipment ($0.8 million). Net sales for components and products sold to our customers in the Energy group increased by $0.5 million, and net sales to customers in the Navy/Maritime group decreased by $0.1 million. In fiscal 2014, net sales originating at our WCMC division decreased by $3.1 million in fiscal 2014, as WCMC’s largest customer transferred furnace production back to the U.S. and delayed orders into  fiscal 2015. Revenues generated from operations domiciled in the U.S. during fiscal 2014 were $20.9 million compared with $29.2 million in fiscal 2013.

Cost of Sales and Gross Margin

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.  Our cost of sales for fiscal 2014 decreased by $4.1 million or 16% when compared to fiscal 2013 on lower contract volume. Gross margins for fiscal 2014 were negative compared with a 20.2% positive gross margin for the same period in fiscal 2013. Actual production levels were lower than planned and resulted in approximately $3.2 million in under absorbed overheads for the period. Ranor’s product mix in fiscal 2014 included a certain prototyping and first article production contract with a new customer that resulted in losses of $1.9 million. We also recorded a provision for potential contract losses of $2.7 million in connection with a customer change request to reduce or delay the number units delivered under a long-term purchase agreement. We have filed a legal claim and demand for arbitration under the contract to recover all of our potential losses. We recorded the loss due to the uncertain outcome in connection with the contract.

Selling, General and Administrative Expenses

Total selling, general, and administrative expenses for fiscal 2014 were $6.1 million compared with $8.2 million for fiscal 2013, representing a decrease of $2.1 million or 25%.  Reduced SG&A headcounts resulted in lower spending for compensation ($0.8 million), outside advisory services ($0.6 million), travel ($0.5 million) and other business expenses ($0.2 million) when compared with the same period in fiscal 2013.

Other Income (Expense)

The following table reflects other income (expense), interest income and interest expense for fiscal 2014 and 2013:
	2014	2013	$ Change	% Change
Other income (expense)	$4,472	$(27,397)	$31,869	nm %
Interest expense	$(385,767)	$(268,351)	$(117,416)	(44)%
Interest expense: non-cash	$(54,867)	$(41,448)	$(13,419)	(32)%

Interest expense for fiscal 2014 increased when compared with fiscal 2013 due to increased interest rates in connection with the default under the term loan and forbearance agreement. The makeup for other income in fiscal 2014 is primarily foreign exchange gains. In fiscal 2013 other expense totaled $27,397, primarily the sum of certain bank fees paid in the U.S. and China.  Non –cash interest expense reflects the amortization of deferred loan costs in connection with our Series A and Series B bonds. The loan costs were fully amortized as of March 31, 2014.

Income Taxes

For fiscal 2014, we recorded tax benefit of $185,473 and in fiscal 2013 we recorded tax expense of $472,331. The fiscal 2014 tax benefit primarily reflects a reduction in our tax liability in China. The fiscal 2013 tax expense was the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels.

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

Net Loss

As a result of the foregoing, our net loss was $7.1 million or $0.34 per share both basic and fully diluted for fiscal 2014, as compared to net loss of $2.4 million or $0.13 per share basic and fully diluted for fiscal 2013.

Liquidity and Capital Resources

We have incurred an operating loss of $7.1 million for the period ended March 31, 2014. At March 31, 2014, we had cash and cash equivalents of $1.1 million. Our fiscal 2014 margins were impacted by approximately $4.9 million of new contract losses. We have filed a claim for remediation under a certain customer contract to recover all of our potential losses. We cannot be certain that we will be successful in recovering the full amount of our loss. We have no material commitments for capital expenditures as of March 31, 2014. We expect to fund our purchase commitments for materials and operating costs with existing cash, accounts receivable collections and customer advance payments.

On March 31, 2014, the Forbearance Agreement expired and terminated pursuant to its terms. The Bank did not demand repayment as it considered an extension of the forbearance agreement. We continued to make payments pursuant to the terms of the Loan Agreement, and at the same time, continued to engage in discussions with potential alternative financing sources to secure a new financing arrangement to, among other things, replace the financing provided by the Loan and Security Agreement between Ranor and Santander Bank, dated February 24, 2006.

On May 30, 2014, the Company and the Bank entered into the Second Forbearance Agreement.  Under the Second Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014. On July 1, 2014, the Company and the Bank entered into the Third Forbearance Agreement. Under the Third Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than July 31, 2014. If the Bank were to make a demand for repayment, we may be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy our current obligations and would need to seek alternative financing.

On May 30, 2014, we, through our wholly owned subsidiary Ranor, entered into the LSA, with Utica.  Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note.  Ranor’s obligations under the LSA and Credit Loan Note are guaranteed by the Company. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank under the Loan Agreement described below.  Additionally, the Company retained approximately $1.27 million for general corporate purposes.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure additional long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we anticipate that fiscal 2015 operating results will reflect positive cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the year ended March 31, 2014 and 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $13.4 million at March 31, 2014 and to continue as a going concern is dependent upon the availability to timely secure long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to obtain additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be unable to get such financing on terms equal to or better than the terms of our Loan Agreement. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. If we successfully secure additional acceptable financing facilities, execute on our business plans, and improve gross profit and operating income, then we believe that our available cash, together with additional reductions in operating costs and capital expenditures, will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

At March 31, 2014, we had negative working capital of $2.0 million as compared with positive working capital of $3.1 million at March 31, 2013, representing a decrease of $5.1 million. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	March 31, 2014	March 31, 2013	Change Amount	Percentage Change
Cash and cash equivalents	$1,086	$3,075	$(1,989)	(65)%
Accounts receivable, net	$2,280	$4,331	$(2,051)	(47)%
Costs incurred on uncompleted contracts	$5,258	$4,298	$960	22%
Inventory - raw materials	$293	$354	$(61)	(17)%
Other current assets	$461	$1,578	$(1,117)	(71)%
Income taxes receivable	$8	$374	$(366)	(97)%
Current deferred tax assets	$991	$256	$735	nm %
Accounts payable	$2,888	$2,537	$351	14%
Accrued expenses	$3,893	$1,875	$2,018	nm %
Accrued taxes payable	$--	$232	$(232)	(100)%
Deferred revenues	$1,462	$253	$1,209	nm %
Short-term debt	$4,169	$5,784	$(1,615)	(28)%
Short-term revolving line of credit	$--	$500	$(500)	(100)%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	March 31, 2014	March 31, 2013	Change Amount
Cash flows provided by (used in):
Operating activities	$203	$1,779	$(1,576)
Investing activities	(65)	(663)	598
Financing activities	(2,127)	(866)	(1,261)
Effect of exchange rates on cash and cash equivalents	--	2	(2)
Net (decrease) increase in cash and cash equivalents	$(1,989)	$252	$(2,241)

Operating activities

Cash provided by operations in fiscal 2014 was $0.2 million compared with cash provided by operations of $1.8 million in fiscal 2013. Customer advance payments, accounts receivable collections and other payments received in fiscal 2014 more than offset cash outflows from operations. In fiscal 2013 cash provided by operations was primarily impacted by the receipt of $2.1 million in federal and state tax refunds.

Investing activities

During the years ended March 31, 2014 and 2013, we invested $0.1 and $0.7 million, respectively, in property and equipment. The cash outflow for fiscal 2013 was for the purchase of a new water jet cutter.

Financing activities

In fiscal 2014 and fiscal 2013, net cash used in financing activities was $2.1 and $0.9 million, respectively. In fiscal 2014 we used $1.2 million to meet our normal monthly debt obligations, including repayment of $500,000 under our revolving line of credit with the Bank. In addition we used $0.9 million to retire our capital expenditure and staged advance note and to pay down additional principal under our MDFA bonds. Fiscal 2013 outflows were comprised of principal payments of $1.4 million for long-term debt and borrowings of $500,000 under our revolving line of credit with the Bank in the fourth quarter to fund operations.  The credit line expired on July 31, 2013 and was not renewed by the Bank.

All of the above activity resulted in a net decrease in cash of $2.0 million in fiscal 2014 compared with an increase in cash for fiscal 2013 of $0.3 million.

Obligations under the Term Note, Revolving Note, Capital Expenditure Note, Staged Advance Note and the Credit Loan Note are guaranteed by TechPrecision and Ranor. Collateral securing such notes comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. There are no material commitments for capital expenditures at March 31, 2014. We have no off-balance sheet assets or liabilities.

The following table sets forth information as of March 31, 2014 as to our contractual obligations:

(dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 Years
Debt and capital lease obligations	$4,208	$4,170	$24	$14	$--
Interest on debt and capital leases	74	71	2	1	--
Purchase obligations	663	663	--	--	--
Non-cancellable operating leases	150	65	85	--	--
Total	$5,095	$4,969	$111	$15	$--

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 14, 2013, KPMG LLP, the independent registered public accounting firm of TechPrecision Corporation, notified the audit committee of the board of directors of the Company that it would not, if it were asked to do so, stand for reappointment as the Company’s independent registered public accounting firm for the year ending March 31, 2014.

The audit report of KPMG on the Company’s consolidated financial statements as of and for the year ended March 31, 2013, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of the Company as of and for the year ended March 31, 2013, contained a separate paragraph stating that “the Company was not in compliance with the fixed charges and interest coverage financial covenants under their credit facility, and the Bank has not agreed to waive non-compliance with the covenants. Since the Company is in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. The Company has suffered recurring losses from operations, and the Company’s liquidity may not be sufficient to meet its debt service requirements as they come due over the next twelve months. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Company’s fiscal years ended March 31, 2013 and the subsequent interim period through October 14, 2013, there were no (1) disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused it therein to make reference in connection with their opinion to the subject matter of the disagreements, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, except for the material weakness disclosed by the Company in Item 9A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as follows: “In connection with our assessment of our internal control over financial reporting described above, we have identified a material weakness in our internal control over financial reporting as of March 31, 2013. We did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over Ranor financial information and complete account reconciliations on a  timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system and intensified during the fourth quarter of fiscal 2013 as a result of turnover of accounting personnel at Ranor. As a result of this material weakness, we made a number of late or post-closing adjustments to net sales, cost of sales, stock based compensation expense, contract loss reserves, selling, general and administrative expenses, cash and related footnote disclosures in order to prepare the consolidated financial statements and footnotes included in this Form 10-K.”

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Executive Chairman and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations, in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO, in Internal Control - Integrated Framework .

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of our internal control over financial reporting as of March 31, 2014, management identified a material weakness in the Company's internal control over financial reporting. Specifically, we did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over  financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system. As a result of this material weakness, we made a certain late or post-closing adjustment to work-in-process and cost of sales for one of our projects. The adjustment corrected a data entry input error of an incorrect date for certain project costs at our Ranor subsidiary. The error was discovered before our first general ledger closing at year end, but the correcting journal entry was not reconciled and posted in a timely manner during the year end reporting cycle.

Remediation Plan

We engaged in substantial efforts to remediate the material weakness identified in our Annual report on Form 10-K for the year ended March 31, 2013, or fiscal 2013 Form 10-K. Our efforts to remediate the material weakness identified in fiscal 2013 were ongoing in fiscal 2014. As a result of the delayed filing of our fiscal 2013 Form 10-K until August 16, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 until September 18, 2013, the testing and evaluation processes necessary to complete our assessment of the effectiveness of our internal control over financial reporting were delayed for fiscal 2014. The following paragraphs describe changes in our internal control over financial reporting as a result of our efforts to remediate the material weakness.

•	We hired a new Ranor Controller during the second quarter of fiscal 2014.
•	We have implemented account reconciliation process to provide guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations.
•	We enhanced contract administration and review procedures, including the review of customer contracts with regard to the appropriate application of GAAP to ensure proper accounting treatment.

In addition, for fiscal 2015, we will continue to review our compensating controls, staffing requirements and the cost/benefit for upgrading our legacy systems.

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

Changes in Internal Control over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Leonard M. Anthony (1)(2)(3)	59	Executive Chairman
Richard F. Fitzgerald	50	Chief Financial Officer
Alexander Shen	52	President of Ranor, Inc.

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

Alexander Shen, was appointed President of our Ranor subsidiary on June 23, 2014. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution.  Prior to joining us, Mr. Shen served as President of SIB Development and Consulting in 2013, a firm specializing in fixed, monthly cost reduction. Prior to January 2013, Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Prior to 2011, Mr. Shen served as President and CEO of Burgon Tool Steel Company between January 2009 and June 2011, and served as CEO of Ryerson Mexico & Vice President – International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2010. Prior to 2007, Mr. Shen was Division General Manager & COO at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998 he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility.  Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc.  His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures.  Mr. Shen holds a B.S. in Engineering from Michigan State University.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer, which may be found on the Company’s website at www.techprecision.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV
Item 15. Exhibits.
(a)
3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant. (Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014 and incorporated herein by reference)
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

4.12
Tenth Amendment, dated March 29, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank (Exhibit 4.13 to our Annual Report on Form 10-K filed with the Commission on July 16, 2012 and incorporated herein by reference.

4.13
Eleventh Amendment, dated July 6, 2012, to the Loan Agreement, dated December 30, 2010, between Ranor, Inc. and Sovereign Bank.  (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 12, 2012 and incorporated herein by reference).

4.14
Twelfth Amendment to Loan Agreement dated February 14, 2013 by and between Ranor, Inc. and Sovereign Bank, N.A. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on February 19, 2013 and incorporated herein by reference).

4.15
Forbearance and Modification Agreement, dated January 16, 2014, by and among the Registrant, Ranor and Santander Bank N.A. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on January 23, 2014 and incorporated herein by reference).

4.16
Loan and Security Agreement, dated as May 30, 2014, by and between Utica Leaseco, LLC and Ranor, Inc. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 4, 2014 and incorporated herein by reference).

4.17	Credit Loan Note in the name of Utica Leaseco, LLC, dated May 30, 2014 (Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on June 4, 2014 and incorporated herein by reference).
4.18
Forbearance and Modification Agreement, dated May 30, 2014 by and among TechPrecision Corporation, Ranor, Inc. and Santander Bank, N.A. (Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on June 4, 2014 and incorporated herein by reference).

4.19
Forbearance and Modification Agreement, dated July 1, 2014 by and between Registrant, Ranor, Inc. and Santander Bank, N.A. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 7, 2014 and incorporated herein by reference).

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

10.3
Agreement dated February 24, 2006, among the Registrant, Ranor Acquisition LLC and the members of Ranor Acquisition LLC (Exhibit 99.3 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference),

10.4
Subscription Agreement, dated February 24, 2006, between the Registrant and certain purchasers of the Registrant's Common Stock (Exhibit 99.4 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006 and incorporated herein by reference).

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

10.15†
Employment Agreement, dated January 12, 2012, between the Registrant and Robert Francis (Exhibit 10.14 to our Annual Report on Form 10-K filed with the Commission on July 16, 2012 and incorporated herein by reference).

10.16†	Form of Option Award Agreement for Directors (Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013 and incorporated herein by reference).
10.17†	Form of Restricted Stock Award Agreement (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014 and incorporated herein by reference).
10.18†
Employment Agreement, dated June 20, 2014 between Ranor, Inc. and Alexander Shen (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 27, 2014, and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of Marcum LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.

†     Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TechPrecision Corporation

July 15, 2014	By:	/s/ Richard F. Fitzgerald
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

Signature	Title	Date

/s/ Leonard M. Anthony	Executive Chairman and Director	July 15, 2014
Leonard M. Anthony	(Principal Executive Officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	July 15, 2014
Richard F. Fitzgerald	(Principal Financial and Accounting Officer)

/s/ Michael R. Holly	Director	July 15, 2014
Michael R. Holly

/s/ Andrew A. Levy	Director	July 15, 2014
Andrew A. Levy

/s/ Philip A. Dur	Director	July 15, 2014
Philip A. Dur

/s/ Robert G. Isaman	Director	July 15, 2014
Robert G. Isaman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
 and Stockholders of TechPrecision Corporation

We have audited the accompanying consolidated balance sheet of TechPrecision Corporation and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechPrecision Corporation and subsidiaries as of March 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company was not in compliance with the leverage ratio covenant under their credit facility, and the Bank has not agreed to waive the non-compliance with the covenant.  Since the Company is in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice.  The Company has suffered recurring losses from operations, and the Company’s liquidity may not be sufficient to meet its debt service requirements as they come due over the next twelve months.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp
Bala Cynwyd, Pennsylvania
July 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechPrecision Corporation:

We have audited the accompanying consolidated balance sheet of TechPrecision Corporation and subsidiaries (“the Company”) as of March 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechPrecision Corporation and subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for the year ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 16, 2013

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,086,701	$3,075,376
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2014 and 2013	2,280,469	4,330,637
Costs incurred on uncompleted contracts, in excess of progress billings	5,258,002	4,298,293
Inventories- raw materials	293,326	354,516
Income taxes receivable	8,062	374,030
Current deferred taxes	991,096	255,765
Other current assets	461,245	1,578,484
Total current assets	10,378,901	14,267,101
Property, plant and equipment, net	6,489,212	7,300,248
Other noncurrent assets, net	105,395	--
Total assets	$16,973,508	$21,567,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,888,385	$2,537,060
Accrued expenses	3,893,028	1,874,924
Accrued taxes payable	--	232,624
Deferred revenues	1,461,689	253,813
Revolving credit facility	--	500,000
Debt	4,169,771	5,784,479
Total current liabilities	12,412,873	11,182,900
Long-term debt, including capital leases	38,071	31,108
Noncurrent deferred taxes	991,096	255,765
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
2,477,508 and 5,532,998 shares issued and outstanding at March 31, 2014 and 2013,
(liquidation preference of $706,090 and $1,576,904 at March 31, 2014 and 2013)	644,110	1,310,206
Common stock -par value $.0001 per share, authorized, 90,000,000 shares issued and outstanding, 23,951,004 shares at March 31, 2014
and 19,956,871 at March 31, 2013	2,395	1,996
Additional paid in capital	6,105,211	5,076,552
Accumulated other comprehensive loss	(55,097)	(221,418)
Retained earnings (accumulated deficit)	(3,165,151)	3,930,240
Total stockholders’ equity	3,531,468	10,097,576
Total liabilities and stockholders’ equity	$16,973,508	$21,567,349

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended March 31,
	2014	2013
Net sales	$21,068,063	$32,472,919
Cost of sales	21,799,856	25,914,345
Gross (loss) profit	(731,793)	6,558,574
Selling, general and administrative	6,112,909	8,160,984
Loss from operations	(6,844,702)	(1,602,410)
Other income (expense)	874	(29,586)
Interest expense	(440,634)	(309,799)
Interest income	3,598	2,189
Total other expense, net	(436,162)	(337,196)
Loss before income taxes	(7,280,864)	(1,939,606)
Income tax (benefit) expense	(185,473)	472,331
Net loss	$(7,095,391)	$(2,411,937)
Other comprehensive income (loss), before tax:
Change in unrealized loss on cash flow hedges	157,197	(13,470)
Foreign currency translation adjustments	9,124	10,964
Other comprehensive income (loss), before tax	166,321	(2,506)
Net tax benefit of other comprehensive income (loss) items	--	(4,672)
Comprehensive loss	$(6,929,070)	$(2,409,771)
Net loss per share (basic)	$(0.34)	$(0.13)
Net loss per share (diluted)	$(0.34)	$(0.13)
Weighted average number of shares outstanding (basic)	20,766,914	19,004,897
Weighted average number of shares outstanding (diluted)	20,766,914	19,004,897

See accompanying notes to the consolidated financial statements.

 TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Outstanding	Preferred Stock	Warrants Outstanding	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Total Stockholders’ Equity
Balance 3/31/2012	7,035,982	$1,637,857	100,000	17,992,177	$1,799	$4,412,075	$ (223,584)	$6,342,177	$12,170,324
Warrants expired			(100,000)						--
Share based compensation						337,023			337,023
Conversion of preferred stock	(1,502,984)	(327,651)		1,964,694	197	327,454			--
Net Loss								(2,411,937)	(2,411,937)
Other comprehensive loss, net of tax benefit ($4,672)							2,166		2,166
Balance 3/31/2013	5,532,998	$1,310,206	--	19,956,871	$1,996	$5,076,552	$ (221,418)	$3,930,240	$10,097,576

Share based compensation						362,962			362,962
Conversion of preferred stock	(3,055,490)	(666,096)		3,994,133	399	665,697			--
Net Loss								(7,095,391)	(7,095,391)
Other comprehensive loss, net of tax benefit ($0)							166,321		166,321
Balance 3/31/2014	2,477,508	$644,110	--	23,951,004	$2,395	$6,105,211	$ (55,097)	$(3,165,151)	$3,531,468

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,095,391)	$(2,411,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	953,428	846,012
Loss on sale of equipment	882	--
Stock based compensation expense	362,962	337,023
Deferred income taxes	--	695,762
Provision for contract losses	2,988,931	270,172
Changes in operating assets and liabilities:
Accounts receivable	2,056,509	572,786
Costs incurred on uncompleted contracts, in excess of progress billings	(959,709)	(388,267)
Inventories – raw materials	62,220	19,985
Other current assets	1,059,350	(75,540)
Taxes receivable	365,968	1,824,262
Other noncurrent assets	(105,395)	212,700
Accounts payable	357,115	1,171,600
Accrued expenses	(818,858)	(822,450)
Accrued taxes payable	(232,624)	72,638
Deferred revenues	1,207,223	(545,600)
Net cash provided by operating activities	202,611	1,779,146

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(64,895)	(663,185)
Net cash used in investing activities	(64,895)	(663,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of short-term debt	--	500,000
Repayment of long-term debt	(2,126,935)	(1,366,017)
Net cash used in financing activities	(2,126,935)	(866,017)
Effect of exchange rate on cash and cash equivalents	544	1,947
Net (decrease) increase in cash and cash equivalents	(1,988,675)	251,891
Cash and cash equivalents, beginning of period	3,075,376	2,823,485
Cash and cash equivalents, end of period	$1,086,701	$3,075,376

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$385,767	$268,351
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2014

In connection with shareholder transactions during Fiscal 2014, Series A Convertible Preferred Stock of 3,055,490 shares were converted into 3,994,133 shares of common stock.

We recorded a liability of $231,784 (net of tax of $0) to reflect the fair value of interest rate swap contracts in connection with a tax-exempt bond financing transaction.

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

TECHPRECISION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise (WFOE), to meet growing demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

The formation of WCMC was made in consultation with one of our largest customers in the Solar Energy industry, and was based on the forecasted demand for solar and nuclear energy components in Asia, and especially in China. During the third quarter of fiscal 2011, WCMC commenced organizational and start-up activities and production began during the fourth quarter of fiscal 2011, with initial production units shipped to our largest solar customer on March 31, 2011. Through our subcontractors, we have the capability and capacity to manufacture production furnaces for the Solar Energy industry and HEM Sapphire industry in both the U.S. and Asia.

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Santander Bank, or the Bank, dated February 24, 2006, or, as amended, the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013.. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the Forbearance Agreement. The Forbearance Agreement expired on March 31, 2014. The Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon the termination date of the Forbearance Agreement. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014, as a current liability. We entered into a Forbearance and Modification Agreement, dated May 30, 2014, or the Second Forbearance Agreement, pursuant to which the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014. On July 1, 2014, the Company and the Bank entered into a Forbearance and Modification Agreement, dated July 1, 2014, or the Third Forbearance Agreement. Under the Third Forbearance  Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014. We continue to make principal and interest payments pursuant to the terms of the Forbearance Agreement. If the Bank were to demand full repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

On May 30, 2014, we and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and Credit Loan Note are guaranteed by the Company.

We have incurred an operating loss of $7.1 million for the period ended March 31, 2014. At March 31, 2014, we had cash and cash equivalents of $1.1 million. Fiscal 2014 margins were impacted by approximately $4.9 million of new contract losses. We have recorded a provision for potential losses and, in one case, filed a demand for arbitration under a customer’s purchase agreement to recover all of our costs under the contract terms. We cannot be certain that we will be successful in recovering the full amount of our loss.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we expect that fiscal 2015 operating results will reflect positive cash flows. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the years ended March 31, 2014 and 2013 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total liabilities of $13.4 million at March 31, 2014 and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of an operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national Bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $29,191 and $482,630 at March 31, 2014 and 2013, respectively.

Foreign currency translation

The majority of our business is transacted in U.S. dollars; however, the functional currency of our China subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the U.S. are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after  reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense for the years ended March 31, 2014 and 2013.

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

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized in fiscal 2014 and 2013.

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), our property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the years ended March 31, 2014 and 2013.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At March 31, 2014, we had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in Shareholders’ equity (as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

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

Research and Development

We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2014 or 2013.

Selling, General, and Administrative

Selling, general and administrative (SG&A) expenses include items such as executive compensation, business travel and advertising costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following as of March 31:

	2014	2013
Salaries and related expenses	$3,634,538	$4,460,708
Professional fees	1,165,523	1,793,282
Other general and administrative	1,312,848	1,906,994
Total Selling, General and Administrative	$6,112,909	$8,160,984

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

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in (loss) income from operations amounted to $362,962 and $337,023 for the fiscal years ended 2014 and 2013, respectively. See Note 13 for additional disclosures related to stock based compensation.

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

Recent Accounting Pronouncements

In June, 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718)- Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating ASU 2014-12 to determine the impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating ASU 2014-09 to determine the impact it may have on our current practices.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of ASU 2013-11 to have a significant impact on the Company’s financial statement presentation.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-05 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of March 31:
	2014	2013
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,889,051	8,826,050
Equipment under capital leases	65,568	46,378
Total property, plant and equipment	12,326,412	12,244,221
Less: accumulated depreciation	(5,837,200)	(4,943,973)
Total property, plant and equipment, net	$6,489,212	$7,300,248

Depreciation expense for the years ended March 31, 2014 and 2013 was $895,528 and $804,564, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:
	2014	2013
Cost incurred on uncompleted contracts, beginning balance	$6,180,839	$10,879,743
Total cost incurred on contracts during the year	25,579,089	21,215,441
Less cost of sales, during the year	(21,799,856)	(25,914,345)
Cost incurred on uncompleted contracts, ending balance	$9,960,072	$6,180,839

Billings on uncompleted contracts, beginning balance	$1,882,546	$6,969,717
Plus: Total billings incurred on contracts, during the year	23,887,587	27,385,748
Less: Contracts recognized as revenue, during the year	(21,068,063)	(32,472,919)
Billings on uncompleted contracts, ending balance	$4,702,070	$1,882,546

Cost incurred on uncompleted contracts, ending balance	$9,960,072	$6,180,839
Billings on uncompleted contracts, ending balance	4,702,070	1,882,546
Costs incurred on uncompleted contracts, in excess of progress billings	$5,258,002	$4,298,293

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of March 31, 2014 and 2013, we had deferred revenues totaling $1,461,689 and $253,813, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our consolidated statement of operations and comprehensive (loss) income. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS
Other current assets included the following as of March 31:	2014	2013
Payments advanced to suppliers	$196,534	$267,513
Prepaid insurance	229,727	187,086
Collateral deposits (see Note 8)	--	1,032,348
Deferred loan costs, net of amortization	--	57,930
Other	34,984	33,607
Total	$461,245	$1,578,484

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:	2014	2013
Deferred loan costs, net of amortization	$105,395	$--
Total	$105,395	$--

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2014	2013
Accrued compensation	$320,419	$668,038
Interest rate swaps market value	231,783	388,982
Provision for contract losses	3,259,103	270,172
Other	81,723	547,732
Total	$3,893,028	$1,874,924

Our loss provision includes approximately $2.7 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement (See Note 19).

NOTE 8 – DEBT

Debt obligations outstanding were classified as of March 31:	2014	2013
Sovereign Bank Capital expenditure note due November 2014	$--	$306,432
Sovereign Bank Staged advance note due March 2016	--	333,850
MDFA Series A Bonds due January 2021	3,559,375	3,789,583
MDFA Series B Bonds due January 2018	599,634	1,346,429
Obligations under capital leases	10,762	8,185
Total Short-term debt	$4,169,771	5,784,479
Long-term debt, obligations under capital leases	38,071	31,108
Total Debt	$4,207,842	$5,815,587

Loan Agreement

On February 24, 2006, we entered into the Loan Agreement, with the Bank which has since been amended as further described below. Pursuant to the Loan Agreement, as amended, the Bank provided us with a secured term loan of $4.0 million, or the Term Note, and a revolving line of credit of up to $2.0 million, or Revolving Note. The Term Note was paid off in full on March 1, 2013. On January 29, 2007, the Loan Agreement was amended, adding a capital expenditure line of credit facility of $3.0 million, or Capital Expenditure Note. On March 29, 2010, the Bank agreed to extend to us a loan facility, or Staged Advance Note, in the amount of up to $1.9 million for the purpose of acquiring a gantry mill machine.

MDFA Series A and B Bonds

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

The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility.

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

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds and 3.63% on the Series B Bonds. Under the ISDA Master Agreement, we and the Bank entered into two swap transactions, each with an effective date of January 3, 2011. The notional amount of outstanding fair value interest rate swaps totaled $4.6 and $5.1 million at March 31, 2014 and 2013, respectively. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The swaps will terminate on January 4, 2021 and January 2, 2018, respectively. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

Revolving Note:

We and the Bank agreed to extend the maturity date of the revolving credit facility to July 29, 2012 under the Ninth Amendment to the Loan Agreement. The maturity date of the revolving credit facility was extended to January 31, 2013 under the Eleventh Amendment, and was extended further to July 31, 2013 under the Twelfth Amendment. The Revolving Note bears interest at a variable rate determined as the Prime Rate, plus 1.5% annually on any outstanding balance. We pay an unused credit line fee of 0.25% on the average unused credit line amount in the previous month. The borrowing limit on the Revolving Note is limited to the sum of 70% of our eligible accounts receivable plus 40% of eligible inventory up to a maximum borrowing limit of $2.0 million. There was $500,000 borrowed and outstanding under this facility as of March 31, 2013. As of March 31, 2013, $1.5 million was available under this facility. In July 2013, we repaid the $500,000 borrowed under the Revolving Note. This facility expired by its terms on July 31, 2013 and was not renewed by the Bank.

Capital Expenditure Note:

The initial borrowing limit under the Capital Expenditure Note was $0.5 million and has been amended several times resulting in a borrowing limit of $3.0 million. On November 30, 2009, we elected not to renew this facility when it terminated. Borrowings outstanding under this facility were converted to a note when the facility terminated. The current rate of interest is LIBOR plus 3%. Principal and interest payments are due monthly based on a five year amortization schedule. The application of cash from the restricted cash collateral account was used to pay off this obligation on January 16, 2014.

Staged Advance Note:

The Bank made certain loans to us limited to a cap of $1.9 million for the purpose of acquiring a gantry mill machine. The machine serves as collateral for the loan. The total aggregate amount of advances under this agreement could not exceed 80% of the actual purchase price of the gantry mill machine. All advances provided for a payment of interest only monthly through February 28, 2011, and thereafter, no further borrowings were permitted under this facility. The current interest rate is LIBOR plus 4%. Beginning on April 1, 2011, we were obligated to pay principal and interest sufficient to amortize the outstanding balance on a five year schedule. The application of cash from our restricted cash collateral account was used to pay off this obligation on January 16, 2014.

Capital Lease:

We leased certain office equipment under a non-cancelable capital lease that expired in April 2012.  We entered into a new capital lease in April 2012 in the amount of $46,378 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018. The amount of the lease recorded in property, plant and equipment, net was $46,420 and $37,544 as of March 31, 2014 and 2013.

The maturities of all of our debt including the capital lease are as follows: 2015: $4,169,771; 2016: $11,426; 2017: $12,130; 2018: $10,596; and 2019: $3,919.

Loan Agreement Amendments

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

We were in compliance with the leverage ratio covenant at December 31, 2012, as the actual leverage ratio was 1:1. The Twelfth Amendment revised the covenant to provide that the ratio of earnings available to cover fixed charges and the interest ratio coverage covenant testing will resume at March 31, 2013 on a trailing three month basis, and continue at June 30, 2013 on a trailing six month basis, at September 30, 2013 on a trailing nine month basis, and quarterly thereafter on a trailing twelve month basis beginning at December 31, 2013. Also, in connection with the Twelfth Amendment, we paid the Bank a fee of $7,500 and were required to continue to maintain a collateral deposit of $840,000 to cover estimated principal and interest on its obligation. The $840,000 collateral was included in other current assets at March 31, 2013.

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants, and the Bank did not agree to waive the non-compliance with the covenants. In addition, the Bank did not renew the revolving credit facility which expired on July 31, 2013. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement ($5.8 million) as a current liability at March 31, 2013. The actual fixed charge ratio at March 31, 2013 was negative 81% and the actual interest coverage ratio was negative 351% as we reported an operating loss for the three months ended March 31, 2013. The leverage ratio covenant remained in effect (and must not be greater than 2:1). We were in compliance with the leverage ratio covenant at March 31, 2013, as the actual leverage ratio was 1:1.

Forbearance Agreement

On January 16, 2014, we entered into a forbearance and modification agreement with the Bank, in connection with the Loan and Security Agreement, dated as of February 24, 2006, between Ranor, Inc. and Sovereign Bank, as supplemented and amended. Under the Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreements until March 31, 2014.

The Loan Agreement consists of a secured term loan of $4.0 million, a revolving line of credit of $2.0 million and a capital expenditure line of credit facility of $3.0 million.  Additionally, in connection with the $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, in December 2010, the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, the proceeds of which were loaned to the Company under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among the Company, MDFA and the Bank (as Bond owner and Disbursing Agent).  The $4.0 million secured term loan matured with final payment made on March 1, 2013 and the revolving credit line expired on July 31, 2013, and was not renewed by the Bank.   At January 16, 2014, the outstanding balances on the capital expenditure line of credit facility, Series A Bonds and Series B Bonds were $394,329, $3,612,500 and $1,114,285, respectively.

In consideration for the granting of the Forbearance Agreement, we agreed to: (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 5.6% and 6%, respectively, during the Forbearance Period; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds respectively and (v) pay a forbearance fee of 3% of the net outstanding balance due from the Obligors to the Bank, which amounts to $128,433 due in installments during the Forbearance Period.

During the Forbearance Period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Forbearance Agreement.  The Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio  (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.  We were not in compliance with the leverage ratio covenant at March 31, 2014, as the actual leverage ratio was 3.8:1.0. In the event that we fail to complete a refinancing of the current outstanding obligations by the completion of the Forbearance Period, the interest rate on outstanding obligations will convert to the Default Interest Rate (as such term is defined in the Loan Agreement). We have entered into two subsequent forbearance agreement subsequent to March 31, 2014 which extended the period to first June 30, 2014, then to July 31, 2014. The Company is engaged in discussions with potential alternative financing sources to secure a new financing arrangement to, among other things, replace the financing provided by the Loan and Security Agreement between Ranor and Santander Bank, dated February 24, 2006 (See Note 1 and Note 19).

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects loss from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for fiscal:
	2014	2013
U.S. operations	$(6,722,696)	$(1,796,789)
Foreign operations	(558,168)	(142,817)
Loss from operations before tax	(7,280,864)	(1,939,606)
Income tax (benefit) expense provision	(185,473)	472,331
Net Loss	$(7,095,391)	$(2,411,937)

The provision (benefit) for income taxes consists of the following as of March 31:
Current	2014	2013
Federal	$28,450	$(332,580)
State	702	12,987
Foreign	(214,625)	96,162
Total Current	(185,473)	(223,431)
Deferred
Federal	--	606,757
State	--	(47,458)
Foreign	--	136,463
Total Deferred	--	695,762
Income tax expense (benefit) provision	$(185,473)	$472,331

Reconciliation between income taxes computed at the federal statutory rate for fiscal years ended March 31, 2014 and 2013 to the effective income tax rates applied to the net loss reported in the Consolidated Statements of Operations and Other Comprehensive Loss:
	2014	2013
Federal statutory income tax rate	34%	34%
State income tax, net of federal benefit	--%	1%
Change in valuation allowance	(32)%	(53)%
Stock based compensation	(1)%	(6)%
Other	2%	-%
Effective income tax rate	3%	(24)%

The following table summarizes the components of deferred income tax assets and liabilities:
Current Deferred Tax Assets:	2014	2013
Compensation	$32,965	$177,703
Allowance for doubtful accounts	9,866	9,824
Loss on uncompleted contracts	1,272,070	106,123
Net operating loss carryforward	30,145	30,145
Interest rate swaps	95,479	152,792
Other liabilities not currently deductible	310,089	341,726
Valuation allowance	(759,518)	(562,548)
Total Current Deferred Tax Asset	$991,096	$255,765
Noncurrent Deferred Tax Asset (Liability):
Share based compensation awards	369,880	323,734
Net operating loss carryforward	3,315,221	1,662,848
Valuation allowance	(3,647,070)	(1,062,741)
Total Noncurrent Deferred Tax Assets	$38,031	$923,841
Accelerated depreciation	(1,029,127)	(1,179,606)
Net Noncurrent Deferred Tax Asset (Liability)	$(991,096)	$(255,765)
Net Deferred Tax Asset	$--	$--

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

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2014:
	Amount	Begins to Expire:
Federal net operating losses	$5,865,609	2025
Federal alternative minimum tax credits	$76,185	Indefinite
State net operating losses	$20,016,690	2032

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

The following table provides a reconciliation of our unrecognized tax benefits as of March 31, 2014:

Unrecognized tax benefits at March 31, 2013	$17,206
Increases based on tax positions related to 2014	--
Increases based on tax positions prior to 2014	702
Decreases from expiration of statute of limitations	--
Unrecognized tax benefits at March 31, 2014	$17,908

We recognized $702 in interest expense related to uncertain tax positions in the tax provision (benefit) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). We have not accrued any penalties with respect to uncertain tax positions.

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

NOTE 10- RELATED PARTY TRANSACTIONS

WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. This lease expired on November 15, 2013 and was not renewed. In addition to having leased property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China.

We view CSI as a related party because a holder of an approximate 5% fully diluted equity interest in CSI, also holds an approximate 36% fully diluted equity interest in us. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI. We paid $1.9 million to CSI for materials and manufacturing services in fiscal 2013. There were no payments made to CSI in fiscal 2014.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $12,413 and $21,219 for the years ended March 31, 2014 and 2013, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. Our board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of the failure of us to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 3,238,598 and 7,232,735 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2014 and 2013, respectively.

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

Under the terms of the purchase agreement, the investor has the right of first refusal in the event that we seek to raise additional funds through a private placement of securities, other than certain exempt issuances. The percentage of shares that an investor may acquire is based on the ratio of shares held by the investor plus the number of shares issuable upon conversion of Series A Convertible Preferred Stock owned by the investor to the total of such shares.

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

During the fiscal year ended March 31, 2014 and 2013, 3,055,490 and 1,502,984 shares of Series A Convertible Preferred Stock were converted into 3,994,134 and 1,964,694 shares of common stock, respectively. We had 2,477,508 and 5,532,998 shares of Series A Convertible Preferred Stock outstanding at March 31, 2014 and 2013, respectively.

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

Common Stock

We had 90,000,000 authorized common shares at March 31, 2014 and 2013.  We had 23,951,004 shares of common stock outstanding at March 31, 2014, and 19,956,871 shares of common stock outstanding at March 31, 2013. In fiscal 2014, we issued 3,994,134 shares of common stock in connection with a Series A Convertible Preferred Stock conversions. In fiscal 2013, we issued 1,964,694 shares of common stock in connection with a Series A Convertible Preferred Stock conversions.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, our board of directors adopted, and our stockholders approved, the 2006 long-term incentive plan, or the Plan, covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and the shareholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by our board of directors. Independent directors are not eligible for discretionary options.

Pursuant to the Plan, each newly elected independent director receives at the time of election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1st of each year following the third anniversary of the date of his or her first election.

On April 26, 2012, we granted employee stock options for 50,000 shares of common stock at an exercise price of $0.70 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

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

On June 13, 2013, we granted stock options to our Executive Chairman to purchase 100,000 shares of common stock each at an exercise price of $0.67 per share, the fair market value on the date of grant. One third of the share grant will vest immediately, with the remaining options vesting in equal amounts on the second and third year anniversary of the grant date.

On June 13, 2013, we granted stock options to our senior management team to purchase 300,000 shares of common stock at an exercise price of $0.67 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

On March 19, 2014, the Board approved 180,000 restricted common stock grants to the CFO and other members of the Company’s finance team in recognition of their service to the Company. Assuming the employees remain employed by the Company at the time of each vesting event, vesting shall occur upon the timely completion of a new financing that provides adequate liquidity to the Company for one year; upon timely filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with no material weaknesses; and upon one year from the date of grant.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the periods presented ranged from 100.7% to 116.2% for volatility, a risk free interest rate of 0.061% to 1.750%, and expected term of approximately six years. At March 31, 2014, 1,547,006 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2012	2,415,666	$1.040	$107,375	7.71
Granted	120,000	$0.820
Forfeited	(51,666)	$1.150
Exercised	--	--
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Granted	580,000	$0.670
Forfeited	(1,708,500)	$0.952
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Vested or expected to vest 3/31/2014	1,355,500	$1.014	$329,025	7.32
Exercisable at 3/31/2014	734,167	$1.055	$189,525	5.98

At March 31, 2014 there was $340,731 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next three years. The total fair value of shares vested during the year was $244,655.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2014:
	Number of Options	Weighted Average
Outstanding at 3/31/2012	1,489,000	$1.205
Granted	120,000	$0.820
Forfeited	(51,666)	$1.150
Vested	(703,000)	$1.090
Outstanding at 3/31/2013	854,334	$1.249
Granted	580,000	$0.670
Forfeited	(607,667)	$1.191
Vested	(205,334)	$1.783
Outstanding at 3/31/2014	621,333	$0.967

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

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At March 31, 2014, there were accounts receivable balances outstanding from three customers comprising 58% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2014		March 31, 2013
Customer	Dollars	Percent	Dollars	Percent
A	$750,146	33%	$915,632	21%
B	$312,576	14%	$--	--%
C	$255,360	11%	$--	--%
D	$--	--%	$2,379,078	55%
E	$--	--%	$516,174	12%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the fiscal year ended:

	March 31, 2014		March 31, 2013
Customer	Dollars	Percent	Dollars	Percent
A	$3,983,838	19%	$--	--%
B	$2,955,296	14%	$6,086,928	19%
C	$2,069,468	10%	$7,665,775	24%
D	$--	--%	$4,800,047	15%

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	2014	2013	2014	2013
United States	$20,848,081	$29,146,085	$6,485,491	$7,252,027
China	$219,982	$3,326,834	$3,721	$19,346

NOTE 16 – COMMITMENTS

Leases

On November 17, 2010, we entered into a lease agreement to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania to be used as our corporate headquarters.  We took possession of the office space on April 1, 2011.  Under the Lease, our payment obligations were deferred until the fifth month after it takes possession, at which time we began to pay annual rent in equal monthly installments, subject to upward adjustments during each subsequent year of the term of the Lease.  In addition to Base Rent, we will pay to the Landlord certain operating expenses and other fees in accordance with the terms of the Lease.  Payment of Base Rent and other fees under the Lease may be accelerated if we fail to satisfy our payment obligations in a timely manner, or otherwise default on our obligations under the Lease. The Lease expires sixty-four months after the date of the Lease. We may elect to renew the lease for an additional five-year term. The Lease contains customary representations and covenants regarding occupancy, maintenance and care of the Property. At March 31, 2014 we recorded a liability for deferred rent of $12,778 reflecting the difference between the expense recorded in the consolidated statement of operations and the monthly rent cash payments paid to the lessor.

On November 15, 2013 we entered into a new lease agreement for approximately 1,000 sq. ft. of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires on November 26, 2014. The lease can be renewed thereafter on an annual basis.

Rent expense for all operating leases for the fiscal years ended March 31, 2014 and 2013 was $104,047 and $138,765, respectively.

Future minimum lease payments required under non-cancellable operating leases in the aggregate, at March 31, 2014, totaled $150,314. The totals for each annual period ended on March 31 were: 2015- $64,954, 2016- $63,624 and 2017- $21,736.

As of March 31, 2014, we had $0.7 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase raw materials and supplies at fixed prices.

Employment Agreements

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at March 31, 2014 for future salaries during the next fiscal year 2015, excluding bonuses, was approximately $0.9 million.

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

	March 31, 2014	March 31, 2013
Basic EPS
Net Loss	$(7,095,391)	$(2,411,937)
Weighted average shares	20,766,914	19,004,897
Basic Loss per share	$(0.34)	$(0.13)
Diluted EPS
Net Loss	$(7,095,391)	$(2,411,937)
Dilutive effect of convertible preferred stock, warrants and stock options	--	--
Diluted weighted average shares	20,766,914	19,004,897
Diluted Loss per share	$(0.34)	$(0.13)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the period ended March 31, 2014 and 2013, there were 4,801,246 and 5,594,949, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2014 and 2013. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  Net Losses for each period include contract losses and unabsorbed overhead that increased cost of goods sold and lowered gross profit. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Year ended March 31, 2014
Net sales	$7,097	$5,196	$5,167	$3,608
Gross profit (loss)	$420	$727	$773	$(2,651)
Net Loss	$(1,424)	$(819)	$(757)	$(4,095)
Basic Loss per share	$(0.07)	$(0.04)	$(0.04)	$(0.19)
Diluted Loss per share	$(0.07)	$(0.04)	$(0.04)	$(0.19)
Year ended March 31, 2013
Net sales	$7,145	$8,079	$7,294	$9,955
Gross profit	$1,105	$1,938	$1,884	$1,631
Net Loss	$(706)	$(45)	$(545)	$(1,115)
Basic Loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.06)
Diluted Loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.06)

(a)	Fourth quarter gross margin for the year ended March 31, 2014 includes $2.7 million for estimated contract losses (see Note 7).

NOTE 19 – SUBSEQUENT EVENTS

On May 30, 2014, we and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and Credit Loan Note are guaranteed by the Company.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the  covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank under the Loan Agreement described below.  Additionally, the Company retained approximately $1.27 million for general corporate purposes.

On May 30, 2014, the Company and the Bank entered into a new forbearance and modification agreement. Under the Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014.

On May 29, 2014, the Company filed a Demand for Arbitration against a customer, GTAT Corporation, for breach of contractual duties set forth pursuant to Rule R-4 of the Commercial Rules of the American Arbitration Association in accordance with the Terms and Conditions of the purchase agreement, dated November 8, 2013, between the parties. The claim was filed by the Company in response to GTAT Corporation’s request in April to reduce the number of units ordered under the purchase agreement. The basis for the Company’s claim is detrimental reliance on the purchase order and subsequent modifications by the respondent during the course of production as evidenced by its purchased materials, personnel hires, units shipped, and other incurred costs. The parties negotiated but were not able to resolve the dispute under the terms of the contract. As such, the Company submitted the dispute to binding arbitration. The Company seeks to recover damages, together with attorney's fees, interest and costs.

On June 23, 2014, Alexander Shen was appointed as President of our Ranor, Inc. subsidiary.  Pursuant to the Shen Employment Agreement, Mr. Shen will: (i) receive an annual base salary of $275,000; (ii) receive an award of stock options to purchase shares of the Company’s common stock, granted pursuant to the Plan, as amended, with a Black Scholes value of $250,000 at the time of grant; and (iii) be eligible for an annual cash performance bonus of up to 50% of base salary, subject to goals and objectives set by the Board of Directors of the Company.  Under the Shen Employment Agreement, Mr. Shen also will be eligible to participate in the Company’s benefits provided to other senior executives as well as benefits available to Company employees generally.

On June 25, 2014, in connection with a shareholder transaction, Series A Convertible Preferred Stock of 550,000 shares were converted into 718,959 shares of common stock.

On July 1, 2014, the Company and the Bank entered into a new forbearance and modification agreement. Under the Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014.

Exhibit Index.

Exhibit Number	Description of Document
21.1	List of Subsidiaries
23.1	Consent of Marcum, LLP
23.2	Consent of KPMG, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2014 and 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.