Form 10-K/A
period 2014-03-31
TECHPRECISION CORP
filed 2014-07-29
CIK 1328792

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

The number of shares outstanding of the registrant’s common stock as of July 15, 2014 is 24,669,958.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 to supplement Item 10 and amend and restate Items 11 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement with respect to our Annual Meeting of Shareholders for 2014. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on July 15, 2014 remains unchanged.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position
Leonard M. Anthony (1) (2) (3)	60	Executive Chairman
Michael R. Holly (1) (2)	68	Director
Andrew A. Levy	67	Director
Philip A. Dur (2)	70	Director
Robert G. Isaman (1)	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Chairman of our board of directors

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

The information required as to the executive officers is set forth in Item 10 of Part I of our 2014 Form 10-K.

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

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. To our knowledge, during the fiscal year ended March 31, 2014, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the Form 4 related to the grant on July 2, 2012 to Mr. Holly, the Forms 4 related to the grants on July 1, 2013 to Mr. Holly and Mr. Dur, and the Form 3 related to Mr. Shen.

Nominating Procedures

On January 28, 2014, by unanimous written consent, our board of directors amended and restated the By-laws of the Company, or the Bylaws, to update the Bylaws to reflect the current state of the Company as well as to update outdated provisions and provisions that are no longer customary for public companies. Among other things, the Board clarified the procedures and requirements related to stockholder proposals for consideration at the Company’s annual meeting and director nomination and enhanced the indemnification and insurance requirements with respect to the Company’s directors and officers.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of (i) each person who served as our principal executive officer or principal financial officer during fiscal 2014, (ii) the most highly compensated executive officer other than the principal executive officer and principal financial officer who was serving in such position as of March 31, 2014 and (iii) an individual who would have been included in the tables below but for the fact that he was not an executive officer at March 31, 2014. Collectively, such individuals, together with Alexander Shen, are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Leonard M. Anthony, Executive Chairman	2014 2013 2012	- - -	- - -	$ 32,756 - -	$ 210,000(6) - -	$ 242,756 - -

James Molinaro, Former Chief Executive Officer (2)	2014 2013 2012	$ 58,300 $ 344,850 $ 330,000	- - $ 82,500	- $ 64,166 $ 306,667	- - -	$ 58,300 $ 409,016 $ 719,167
Richard Fitzgerald, Chief Financial Officer	2014 2013 2012	$ 259,700 $ 256,025 $ 245,000	- - $ 40,000	$ 77,227 $ 80,385 $ 103,197	$ 4,800(4) $ 4,800 $ 4,400	$ 341,727 $ 341,210 $ 392,597
Robert Francis, Former President and General Manager - Ranor (3)	2014 2013 2012	$ 230,000 $ 230,000 $ 33,542	- - -	$ 32,336 $ 8,858 -	$ 5,000(5) $ 15,000 $ 2,500	$ 267,336 $ 253,858 $ 36,042

(1)
These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 13 to our Consolidated Financial Statements in this Form 10-K.

(2)	Mr. Molinaro served as Chief Executive Officer of the Company until his resignation on May 13, 2013.

(3)
Mr. Francis served as President and General Manager of Ranor until June 23, 2014.  Upon his termination, he transitioned into a consulting role with Ranor, upon which he will receive a severance payment of $19,166.66 per month for three months.

(4)	Mr. Fitzgerald received an automobile allowance of $400 per month from April 1, 2013 through March 31, 2014.
(5)	Mr. Francis received a relocation allowance of $1,250 per month from February 2012 through July 2013.
(6)
Mr. Anthony was compensated for his services as our Executive Chairman pursuant to a consulting agreement that is described in greater detail below, under the heading “Directors’ Compensation - Fees and Equity Awards for the Executive Chairman.” All of his compensation for such services was paid pursuant to this agreement.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
Leonard M. Anthony (1)	33,333	66,667	$ 0.67	June 12, 2023
	50,000	-	$ 0.82	Sept. 26, 2020
Richard Fitzgerald (2)(4)					90,000	$ 96,300
	150,000	-	$ 0.49	March 22, 2019
	150,000	-	$ 0.70	August 4, 2020
	66,666	33,334	$ 1.96	April 18, 2021
	-	40,000	$ 0.67	June 12, 2023
Robert Francis (2)(3)	16,667	33,333	$ 0.70	April 25, 2022
	-	150,000	$ 0.67	June 12, 2023

(1)	Options granted to Mr. Anthony on June 13, 2013 vest in three equal annual installments beginning on the date of the option grant.
(2)
Options granted to Mr. Fitzgerald on March 23, 2009, August 4, 2010, April 19, 2011 and June 13, 2013 and to Mr. Francis on April 26, 2012 and June 13, 2013 vest in three equal annual installments beginning on the first anniversary date of the option grant.

(3)
Options granted to Mr. Francis will, in accordance with the 2006 TechPrecision Corporation Long-Term Incentive Plan, expire on September 23, 2014, in connection with his resignation as President and General Manager of Ranor.

(4)
Restricted Stock granted to Mr. Fitzgerald on March 19, 2014 vests in three equal installments, upon the timely completion of a new financing that provides adequate liquidity to the Company for one year; upon the timely filing of the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with no material weaknesses; and upon one year from the date of grant.

(5)	Based on the $1.07 closing market price of our common stock on March 31, 2014.

Employment and Executive Consulting Agreements

At March 31, 2014, we had employment agreements with each of our Named Executive Officers, except for Mr. Anthony and Mr. Alexander, who became President of Ranor pursuant to an employment agreement dated June 20, 2014.  Mr. Anthony’s compensation as Executive Chairman is outlined in “Directors’ Compensation”.

James S. Molinaro Employment Agreement

 Mr. Molinaro’s service as our Chief Executive Officer began on July 21, 2010 and was governed by the terms of an offer letter executed by Mr. Molinaro and us dated July 15, 2010, or the Offer Letter. Pursuant to the Offer Letter, Mr. Molinaro received an annual base salary of $300,000 and was eligible to receive an annual performance bonus of up to 50% of his then-current base salary. In addition, on August 4, 2010, we granted to Mr. Molinaro an option to purchase 1,000,000 shares of Common Stock, or the Option Grant, under our 2006 Long-Term Incentive Plan, or the 2006 Plan, with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant. The Option Grant, was intended to vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020. Such options were terminated pursuant to the 2006 Plan upon Mr. Molinaro’s resignation.

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

On April 19, 2011, our board of directors approved an annual base salary of $330,000 for Mr. Molinaro, effective retroactively as of April 1, 2011. Additionally, we granted to Mr. Molinaro an option to purchase 250,000 shares of Common Stock under the 2006 Plan, with an exercise price of $1.96, the closing price per share of Common Stock on the date of grant. Mr. Molinaro’s April 19, 2011 option was intended to vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and expire on April 18, 2021. Such options were terminated pursuant to the 2006 Plan upon Mr. Molinaro’s resignation.

On June 4, 2012, our board of directors approved an annual base salary of $349,800 for Mr. Molinaro, effective as of July 1, 2012.  All other elements of Mr. Molinaro’s compensation remained the same.

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

On March 19, 2014, our board of directors approved an award of 90,000 shares of restricted Common Stock to Mr. Fitzgerald under the 2006 Plan, or the CFO Bonus Grant.  The CFO Bonus Grants vests in three equal installments starting on the anniversary of the grant date, subject to Mr. Fitzgerald’s continuous service with us.

On June 13, 2013, our board of directors approved an award of stock options to purchase 40,000 shares of Common Stock to Mr. Fitzgerald under the 2006 Plan, or the CFO Bonus Option Grant, with an exercise price of $0.67 per share (the closing stock price on June 13) and a term of ten years. The CFO Bonus Option Grant will vest in three equal annual installments starting on the first anniversary of the grant date, subject to Mr. Fitzgerald’s continuous service with us.

On April 19, 2011, our board of directors approved an annual base salary of $245,000 for Mr. Fitzgerald, effective retroactively as of April 1, 2011. Additionally, we granted to Mr. Fitzgerald an option to purchase 100,000 shares of Common Stock under the 2006 Plan, with an exercise price of $1.96, the closing price per share of Common Stock on the date of grant. Mr. Fitzgerald’s April 19, 2011 option will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on April 18, 2021.

 On July 31, 2010, in addition to his base salary at the time, we granted to Mr. Fitzgerald an option to purchase 150,000 shares of Common Stock under the 2006 Plan, or the CFO Option Grant, with an exercise price of $0.70, the closing price per share of Common Stock on the date of grant. The CFO Option Grant will vest in substantially equal annual installments on each of the first three anniversaries of the date of grant, and will expire on August 4, 2020.

On June 4, 2012, our board of directors approved an annual base salary of $259,700 for Mr. Fitzgerald, effective as of July 1, 2012.  All other elements of Mr. Fitzgerald’s compensation remained the same.

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

On June 13, 2013, our board of directors approved an award of stock options to purchase 150,000 shares of Common Stock to Mr. Francis under the 2006 Plan, or the Francis Bonus Option Grant, with an exercise price of $0.67 per share (the closing stock price on June 13) and a term of ten years. The Francis Bonus Option Grant will vest in three equal annual installments starting on the first anniversary of the grant date subject to Mr. Francis’ continuous service with us.

On July 14, 2014, Mr. Francis and the Company executed a Separation, Severance and Release Agreement, pursuant to which Mr. Francis would transition into a consulting role with Ranor, and would be paid a three-month severance payment of $19,166.66  per month. Effective June 23, 2014, Mr. Francis was no longer entitled to participate in our employee benefit plans and programs.

2006 Long-Term Incentive Plan

Under the 2006 Plan, each newly elected independent director receives at the time of his election, a five-year option to purchase 50,000 shares of Common Stock at an exercise price equal to the fair market value on the date of his or her election. The option vests as to 30,000 shares of Common Stock on the date of grant and 10,000 shares of Common Stock on each of the first and second anniversaries of the grant date. The 2006 Plan also provides for an annual option grant of 10,000 shares of Common Stock to directors beginning on July 1 after the third anniversary of a director’s election to our board of directors.

Of the 3,300,000 shares of Common Stock covered by the 2006 Plan, as of March 31, 2014, there were outstanding options to purchase 1,355,500 shares of Common Stock, which amount included options to purchase 157,500 shares of Common Stock issued to our independent directors and options to purchase 830,000 shares of Common Stock issued to our executive officers.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,355,500	$1.014	1,547,006

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

Directors’ Compensation

Fees and Equity Awards for the Executive Chairman

On June 13, 2013, our board of directors approved certain compensatory arrangements for Mr. Anthony’s service as our Executive Chairman. The arrangements for Mr. Anthony were recommended by the Compensation Committee. For his service as Executive Chairman and in addition to any compensation Mr. Anthony receives as a member of our board of directors: (i) cash compensation of $20,000 per month (prorated for any partial months) retroactive to May 13, 2013, for so long as Mr. Anthony holds the position of Executive Chairman; (ii) an award of stock options to purchase 100,000 shares of our common stock, granted pursuant to the 2006 Plan, with an exercise price of $0.67 per share (the closing stock price on June 13, 2013), a term of ten years and which vests in three equal installments on each of the grant date and the first two anniversaries of the grant date, subject to Mr. Anthony’s continuous service as a member of our board of directors through the second anniversary of the grant date; and (iii) reimbursement of all documented expenses incurred incident to activities undertaken for us.

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Meeting Fee (Quarterly)	$2,500
Telephonic Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman - Annual Retainer	$12,000

In addition, the 2006 Plan provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected non-employee director and annual grants of 10,000 options to purchase shares of Common Stock commencing with the third year of service as a director, as described under the heading “Executive Compensation - 2006 Long-Term Incentive Plan.”

On June 13, 2013, in recognition of the extraordinary service and extra time devoted by each member of our board of directors during this transitional period while we do not have a permanent chief executive officer, on the recommendation of the Compensation Committee, our board of directors approved awards of stock options to purchase 50,000 shares of Common Stock to each current non-employee member of our board of directors. This grant of options is an extraordinary, one-time award made outside the 2006 Plan and will have an exercise price of $0.67 per share, will have a term of ten years, and will vest in three equal installments on each of the grant date of such options and the first two anniversaries of such grant date, subject to such director’s continuous service as a member of our board of directors through the second anniversary of the grant date. Although granted outside of the 2006 Plan, the terms and conditions of such options will be substantially the same as options awarded under the 2006 Plan.

Non-Employee Director Compensation Table

The following table sets forth compensation paid to each non-employee director who served during the year ended March 31, 2014. Mr. Molinaro received no compensation for his service as a director. Mr. Anthony has been our Executive Chairman since May 2013 and our Chairman of our board of directors since December 2012. Prior to December 2012, Mr. Dur was our Chairman of our board of directors and had been since October 2010. Messrs. Holly and Dur chair the Audit Committee and Compensation Committee, respectively. Mr. Molinaro’s compensation for his service as our Chief Executive Officer prior to his resignation are set forth under the heading “Summary Compensation Table.”

Name	Fees Earned	Option Awards (1)	Other	Totals
Philip A. Dur	$42,000	$16,378	$ -	$58,378
Michael R. Holly	$42,000	$18,332	$ -	$60,332
Andrew A. Levy	$34,000	$16,378	$ -	$50,378
Robert G. Isaman	$34,000	$24,567	$ -	$58,567
Leonard M. Anthony (2)	$46,000	-	$ -	$46,000

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. As of March 31, 2014, there were a total of 1,355,500 options outstanding under the 2006 Plan, of which 157,500 were issued to members of our board of directors.

(2)	Mr. Anthony continued to earn board compensation during 2014 as a director and Chairman of the board of directors in addition to his compensation as Executive Chairman.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has three members: Mr. Holly, Mr. Anthony and Mr. Dur (Chairman). To our knowledge, except for Mr. Anthony, who serves as a director and chief executive officer in his capacity as Executive Chairman, there are no interlocking relationships among members of our board of directors and our executive officers. In addition, there are no relationships with the members of our Compensation Committee that require disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act. None of our executive officers currently serves, or in fiscal 2014 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of common stock beneficially owned, as of July 23, 2014, by:
•           each director and nominee for director;
•           each Named Executive Officer (as defined above);
•           each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•           all directors and officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 23, 2014.

Name	Shares	Percentage
Andrew A. Levy 46 Baldwin Farms North, Greenwich, CT 06831(1)	1,605,434	6.51%

Richard F. Fitzgerald (3)	413,334	1.68%
Michael Holly (4)	210,834	*
Philip A. Dur (5)	88,334	*
Leonard M. Anthony (6)	136,667	*
Robert Francis (7)	83,334	*
Robert G. Isaman (8)	73,334	*
All officers and directors as a group (nine individuals) (2)	2,611,271	10.58%
* Less than 1%

(1)	Includes 33,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Levy that may be exercised within 60 days of July 23, 2014.
(2)	Includes 844,171 shares of common stock issuable upon the exercise of stock options granted to our directors and officers.
(3)	Includes 413,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of July 23, 2014.
(4)	Includes 75,834 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 23, 2014.
(5)	Includes 48,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 23, 2014.
(6)	Includes 116,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 23, 2014.
(7)	Includes 83,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Francis that may be exercised within 60 days of July 23, 2014.
(8)	Includes 73,334 shares of common stock issuable upon the exercise of stock options granted to Mr. Isaman that may be exercised within 60 days of July 23, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On November 15, 2010, WCMC leased approximately 1,000 sq. ft. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate is approximately $17,000 on an annual basis. The lease expired on November 15, 2013 and was not renewed. In addition to having leased property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China. We view CSI as a related party because a holder of approximately 5% of the fully diluted equity interest of CSI is also the holder of approximately 36% of the fully diluted equity interest of the Company. WCMC is also subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI.  We paid $1.9 million to CSI for materials and manufacturing services in fiscal 2013. There were no payments made to CSI in fiscal 2014.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees

The following is a summary of fees for professional services rendered by Marcum LLP and our former independent registered accounting firm, KPMG LLP, for the years ended March 31, 2014 and 2013:

	Year ended March 31,
	2013	2014 (KPMG)	2014 (Marcum)
Audit fees	$387,330	$102,088	$95,650
Audit related fees	81,250	35,000	2,737
Tax fees	87,161	44,990	- -
Total	$555,741	$182,078	$98,387

Marcum LLP assumed the role as the Company’s independent registered accounting firm on October 14, 2013 replacing KPMG LLP.   During fiscal 2014, KPMG LLP provided quarterly review services through June 30, 2013, continued certain tax and international statutory audit services as well as services to support the transition of Marcum LLP as the Company’s independent registered accounting firm during fiscal 2014.

Audit fees. Audit fees represent fees for professional services performed by Marcum LLP and KPMG LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.  The 2014 audit fees include $95,650 of fees paid to Marcum LLP subsequent to its appointment and $75,000 and $27,088 paid to KPMG LLP for interim review services related to the quarterly period ended June 30, 2013 and statutory audit services in China, respectively.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Marcum LLP and KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements. These services include services related to consultation with respect to financial reporting and accounting standards.  Fees incurred during 2014, relate to auditor transition and succession activities incurred by Marcum LLP ($2,737) and KPMG LLP ($35,000), respectively.

Tax fees. Tax fees represent fees for tax compliance services performed by KPMG LLP during fiscal 2014 and 2013, respectively.

All other fees. There were no other fees paid to KPMG LLP and Marcum LLP for the fiscal years ended March 31, 2014 and 2013.

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

10.19†
Separation, Severance and Release Agreement, dated July 14, 2014 between TechPrecision Corporation and Robert Francis (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 18, 2014, and incorporated herein by reference).

21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP
23.2*	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

†	Management contract or compensatory arrangement or plan.
*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION
(Registrant)

July 29, 2014

	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002