Form 10-Q
period 2014-06-30
TECHPRECISION CORP
filed 2014-08-18
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at August 12, 2014 was 24,669,958.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$886,888	$1,086,701
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2014 and 2013	3,220,715	2,280,469
Costs incurred on uncompleted contracts, in excess of progress billings	4,696,038	5,258,002
Inventories- raw materials	242,179	293,326
Income taxes receivable	8,062	8,062
Current deferred taxes	991,096	991,096
Other current assets	457,248	461,245
Total current assets	10,502,226	10,378,901
Property, plant and equipment, net	6,327,789	6,489,212
Other noncurrent assets, net	400,493	105,395
Total assets	$17,230,508	$16,973,508

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,810,319	$2,888,385
Accrued expenses	3,815,754	3,893,028
Deferred revenues	651,923	1,461,689
Debt	5,584,459	4,169,771
Total current liabilities	13,862,455	12,412,873
Long-term debt, including capital leases	35,278	38,071
Noncurrent deferred taxes	991,096	991,096
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
1,927,508 and 2,477,508 shares issued and outstanding at June 30, 2014 and March 31, 2014,
(liquidation preference of $549,340 and $706,090 at June 30, 2014 and March 31, 2014)	524,210	644,110
Common stock -par value $.0001 per share, authorized, 90,000,000 shares issued and outstanding, 24,669,958 shares at June 30, 2014
and 23,951,004 at March 31, 2014	2,467	2,395
Additional paid in capital	6,293,864	6,105,211
Accumulated other comprehensive loss	(42,642)	(55,097)
Accumulated deficit	(4,436,220)	(3,165,151)
Total stockholders’ equity	2,341,679	3,531,468
Total liabilities and stockholders’ equity	$17,230,508	$16,973,508

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,
	2014	2013
Net sales	$6,230,341	$7,096,692
Cost of sales	6,012,101	6,676,449
Gross profit	218,240	420,243
Selling, general and administrative	1,328,773	1,770,082
Loss from operations	(1,110,533)	(1,349,839)
Other income (expense)	53	(7,552)
Interest expense	(160,589)	(70,127)
Interest income	--	3,613
Total other expense, net	(160,536)	(74,066)
Loss before income taxes	(1,271,069)	(1,423,905)
Income tax expense	--	--
Net loss	$(1,271,069)	$(1,423,905)
Other comprehensive income (loss), before tax:
Change in unrealized loss on cash flow hedges	(16,680)	(110,337)
Reclassification adjustments for cash flow hedge losses included in net loss	29,105	--
Foreign currency translation adjustments	30	(2,212)
Other comprehensive income (loss), before tax	12,455	(112,549)
Net tax benefit of other comprehensive income (loss) items	--	--
Comprehensive loss	$(1,258,614)	$(1,536,454)
Net loss per share (basic)	$(0.05)	$(0.07)
Net loss per share (diluted)	$(0.05)	$(0.07)
Weighted average number of shares outstanding (basic)	24,010,264	19,956,871
Weighted average number of shares outstanding (diluted)	24,010,264	19,956,871

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,271,069)	$(1,423,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,645	253,833
Stock based compensation expense	68,824	126,092
Provision for contract losses	366,951	687,088
Changes in operating assets and liabilities:
Accounts receivable	(940,242)	521,202
Costs incurred on uncompleted contracts, in excess of progress billings	561,964	1,047,590
Inventories – raw materials	51,153	(10,175)
Other current assets	4,001	138,184
Other noncurrent assets	(335,226)	--
Accounts payable	921,933	(1,580,512)
Accrued expenses	(431,784)	(13,103)
Deferred revenues	(809,766)	(151,355)
Net cash used in operating activities	(1,557,616)	(405,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,093)	(56,424)
Net cash used in investing activities	(54,093)	(56,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	4,150,000	--
Repayment of long-term debt	(2,738,105)	(172,618)
Net cash provided by (used in) financing activities	1,411,895	(172,618)
Effect of exchange rate on cash and cash equivalents	1	3,496
Net decrease in cash and cash equivalents	(199,813)	(630,607)
Cash and cash equivalents, beginning of period	$1,086,701	$3,075,376
Cash and cash equivalents, end of period	$886,888	$2,444,769

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	Three Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$115,056	$64,734
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three Months Ended June 30, 2014

For the three months ended June 30, 2014, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock.

For the three months ended June 30, 2014, the Company recorded a liability of $219,359 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

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

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a custom manufacturer of large scale metal fabricated and machined precision components and equipment. We offer a full range of services required to transform metallic raw materials into precise finished products. We sell these finished products to customers in three main industry groups: naval/maritime, energy and precision industrial. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE), under the laws of the People’s Republic of China, Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as “the Company,” “we,” “us” or “our.”

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Santander Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice.

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with interest on the unpaid principal balance of the Credit Loan Note at an interest rate equal to 7.5% plus the greater of 3.3% and the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank, under the Loan Agreement.  Additionally, the Company retained approximately $1.27 million for general corporate purposes.

On January 16, 2014, we entered into a forbearance and modification agreement with the Bank, or the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014.

On May 30, 2014, the Company and the Bank entered into a new forbearance and modification agreement, or the Second Forbearance Agreement. Under the Second Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period.

During the Second Forbearance Period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Second Forbearance Agreement.  The Second Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio  (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.  We were not in compliance with the leverage ratio covenant at June 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.3 to 1.0 and 3.8 to 1.0, respectively. The Second Forbearance Period was extended further subsequent to June 30, 2014 pursuant to an execution of new forbearance and modification agreements (see Note 18).

Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified $4.4 million (includes $3.1 million for Utica) and $3.7 million under the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, as a current liability at June 30, 2014 and March 31, 2014.

In the event that we fail to pay off, or complete a refinancing of, the current outstanding obligations by the completion of the Second Forbearance Period (as extended by the forbearance and modification agreements entered into subsequent to June 30, 2014 – see Note 18), the interest rate on outstanding obligations will convert to the default interest rate of 65% of the sum of one month Libor plus 16%. If the Bank were to demand full repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

At June 30, 2014, we had cash and cash equivalents of $886,888, of which $11,356 is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. Our cash and cash equivalents total includes $505,000 of restricted cash with the Bank that may be used toward funding operating activities with the Bank’s approval. Approximately 36% of our accounts receivable were at risk of not being paid in a timely manner due to a contract dispute with one of our customers. We have incurred an operating loss of $1.3 million for the three months ended June 30, 2014. Our financial results for the past three years were impacted by significant new contract losses. We have recorded a provision for potential losses and, in one case, filed a demand for arbitration under a customer’s purchase agreement to recover all of our costs under the contract terms. We cannot be certain that we will be successful in recovering the full amount of our losses.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we anticipate that the year ending March 31, 2015, or fiscal 2015, operating results will reflect positive cash flows. We plan to closely monitor our expenses and, if required, will further reduce operating costs to enhance liquidity.

The condensed consolidated financial statements for the three months ended June 30, 2014 and the year ended March 31, 2014, or fiscal 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $13.9 million at June 30, 2014 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of an effective operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended June 30, 2014 and 2013 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K, or 2014 Form 10-K, filed with the SEC for the year ended March 31, 2014.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2014 Form 10-K.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
	June 30, 2014	March 31, 2014
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,943,144	8,889,051
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,380,505	12,326,412
Less: accumulated depreciation	(6,052,716)	(5,837,200)
Total property, plant and equipment, net	$6,327,789	$6,489,212

Depreciation expense for the three months ended June 30, 2014 and 2013 was $215,516 and $248,440, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS
	June 30, 2014	March 31, 2014
Cost incurred on uncompleted contracts, beginning balance	$9,960,072	$6,180,839
Total cost incurred on contracts during the period	4,213,134	25,579,089
Less cost of sales, during the period	(6,012,101)	(21,799,856)
Cost incurred on uncompleted contracts, ending balance	$8,161,105	$9,960,072

Billings on uncompleted contracts, beginning balance	$4,702,070	$1,882,546
Plus: Total billings incurred on contracts, during the period	4,993,338	23,887,587
Less: Contracts recognized as revenue, during the period	(6,230,341)	(21,068,063)
Billings on uncompleted contracts, ending balance	$3,465,067	$4,702,070

Cost incurred on uncompleted contracts, ending balance	$8,161,105	$9,960,072
Billings on uncompleted contracts, ending balance	3,465,067	4,702,070
Costs incurred on uncompleted contracts, in excess of progress billings	$4,696,038	$5,258,002

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of June 30, 2014 and March 31, 2014, we had deferred revenues totaling $651,923 and $1,461,689, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The contracts with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 – OTHER CURRENT ASSETS
	June 30, 2014	March 31, 2014
Payments advanced to suppliers	$140,032	$196,534
Prepaid insurance	165,420	229,727
Collateral deposit	76,852	--
Other	74,944	34,984
Total	$457,248	$461,245

NOTE 7 – OTHER NONCURRENT ASSETS
	June 30, 2014	March 31, 2014
Deferred loan costs	$440,622	$105,395
Deferred loan costs, amortization of	(40,129)	--
Total	$400,493	$105,395

NOTE 8 – ACCRUED EXPENSES
	June 30, 2014	March 31, 2014
Accrued compensation	$401,953	$320,419
Interest rate swaps market value	219,359	231,783
Provision for contract losses	3,114,447	3,259,103
Other	79,995	81,723
Total	$3,815,754	$3,893,028

Our loss provision includes approximately $2.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement. We continued to incur losses on customer projects at June 30, 2014. We have incurred approximately $0.3 million in new contract losses in our statement of operations for the three months ended June 30, 2014.

NOTE 9 – DEBT
Debt obligations outstanding were classified as of:	June 30, 2014	March 31, 2014
Credit Loan Note due November 2018	$4,073,148	$--
MDFA Series A Bonds due January 2021	1,500,386	3,559,375
MDFA Series B Bonds due January 2018	--	599,634
Obligations under capital leases	10,925	10,762
Total Short-term debt	$5,584,459	$4,169,771
Long-term debt, obligations under capital leases	35,278	38,071
Total Debt	$5,619,737	$4,207,842

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA, with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with interest on the unpaid principal balance of the Credit Loan Note at an interest rate equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off, or complete a refinancing of, debt obligations owed to the Bank under the Loan Agreement. Additionally, the Company retained approximately $1.27 million for general corporate purposes.

On January 16, 2014, we entered into a forbearance and modification agreement with the Bank, or the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014, or the First Forbearance Period.

In consideration for the granting of the First Forbearance Agreement, we agreed to : (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 6.1% and 5.6%, respectively, during the First Forbearance Period; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds respectively and (v) pay a forbearance fee of 3% of the net outstanding balance due from the Obligors to the Bank, which amounts to $128,433 due in installments during the First Forbearance Period.

On May 30, 2014, we and the Bank entered into a new forbearance and modification agreement, or the Second Forbearance Agreement. Under the Second Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period.

During the Second Forbearance Period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Second Forbearance Agreement.  The Second Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio  (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.  We were not in compliance with the leverage ratio covenant at June 30, 2014 or March 31, 2014, as the actual leverage ratio was 4.3 to 1.0 and 3.8 to 1.0, respectively.

We have entered into new forbearance and modification agreements subsequent to June 30, 2014, under which the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement extending until no later than September 30, 2014 (see Note 18). The Company is engaged in discussions with potential alternative financing sources to secure additional financing to, among other things, payoff the remaining obligation under the Series A Bonds.

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

In connection with the Bond financing, we and the Bank entered into the International Swap and Derivatives Association, Inc. 2002 Master Agreement, dated December 30, 2010, or ISDA Master Agreement, pursuant to which the variable interest rates applicable to the Bonds were swapped for fixed interest rates of 4.14% on the Series A Bonds. Under the ISDA Master Agreement, we and the Bank entered into the swap transaction on January 3, 2011. The notional amount of the outstanding fair value interest rate swaps totaled $3.5 and $4.6 million on June 30, 2014 and March 31, 2014, respectively.

In connection with the execution of the LSA described above, the Company paid down approximately $2.0 million of our obligation under the Series A Bonds owed to the Bank, and paid off the remaining balance ($576,419) of the Series B bonds in full. We also terminated the interest rate swap which hedged the cash flows of the Series B bonds. We paid a breakage fee of $29,448 for early termination of the interest rate swap for the Series B Bonds and recorded the amount as interest expense in our statement of operations. These derivative instruments, which are designated as cash flow hedges, are carried on our consolidated balance sheet at fair value with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Series A swaps will terminate on January 4, 2021. The fair value of the interest rate swaps contracts were measured using market based level 2 inputs. The method employed to calculate the values conforms to the industry convention for calculation of such values. The swap’s market value can be calculated any time by comparing the fixed rate set at the inception of the transaction and the “swap replacement rate,” which represents the market rate for an offsetting interest rate swap with the same Notional Amounts and final maturity date. The market value is then determined by calculating the present value interest differential between the contractual swap and the replacement swap. The termination value is the sum of the present value interest differential as described above plus the accrued interest due at termination.

At June 30, 2014, we were in default and continue to be in default under the Loan Agreement with the Bank. Under the terms of the Third Forbearance Agreement, the Bank agreed to forbear from accelerating the principal payment in full until the forbearance termination date on July 31, 2014. The First Forbearance Agreement, the Second Forbearance Agreement and the Third Forbearance Agreement amend the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0. At June 30, 2014 and March 31, 2014, we were not in compliance with the leverage ratio coverage covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants at June 30, 2014 or March 31, 2014, as the actual leverage ratio was 4.3 to 1 and 3.8 to 1.0, respectively. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, are classified as a current liability at June 30, 2014 ($5.6 million) and March 31, 2014 ($4.2 million).

Under the MLSA and related documents, the Westminster facility secures, and we further guarantee, Ranor’s obligations to the Bank and subsequent holders of the Series A Bonds. At June 30, 2014, the rate of interest on the Series A Bonds is 65% of the sum of one month LIBOR plus 5.75% for a period beginning on April 1, 2014, under the terms of the Second Forbearance Agreement. We continue to make monthly principal and interest payments with respect to the Series A Bonds.  The Series A Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

Capital Lease:

We entered into a new capital lease in April 2012 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018. The amount of the lease recorded in property, plant and equipment, net as of June 30, 2014 and March 31, 2014 was $43,473 and $46,420, respectively.

Obligations under the Credit Loan Note, Series A Bonds and Capital Lease are guaranteed by TechPrecision and Ranor. Collateral securing the Credit Loan Note, Series A Bonds and Capital Lease comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 10 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three months ended June 30, 2014 and 2013, we recorded zero income tax expense. The lack of a tax benefit for the three months ended June 30, 2014 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

At June 30, 2014, our federal net operating loss carry-forward was approximately $6.0 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Section 382 of the Internal Revenue Code, as amended, provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis due to an ownership change in connection with the acquisition of Ranor in 2006.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in the foreign jurisdiction in which it is located.  Tax years 2011 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $2,678 and $3,632, for the three months ended June 30, 2014 for the three months ended June 30, 2013, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, as of June 30, 2014 and March 31, 2014, there were 2,519,638 and 3,238,598 common shares, respectively, underlying the Series A Convertible Preferred Stock.

Upon any liquidation we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During the three months ended June 30, 2014 there were 550,000 shares of Series A Convertible Preferred Stock converted into 718,954 shares of common stock. At June 30, 2014 and March 31, 2014, we had 1,927,508 and 2,477,508 shares, respectively, of Series A Convertible Preferred Stock outstanding.

Common Stock

We had 90,000,000 authorized common shares at June 30, 2014 and March 31, 2014, and there were 24,669,958 and 23,951,004 shares of common stock outstanding at June 30, 2014 and March 31, 2014, respectively.

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

Pursuant to the Plan, each newly elected independent director receives at the time of his or her election, an option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1st of each year following the third anniversary of the date of his or her first election.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. There were no options granted during the three months ended June 30, 2014. At June 30, 2014, 1,547,006 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Granted	--	$--	--	--
Forfeited	--	$--	--	--
Outstanding at 6/30/2014	1,355,500	$1.074	$22,075	7.33
Vested or expected to vest 6/30/2014	1,355,500	$1.074	$22,075	7.33
Exercisable at 6/30/2014	943,832	$1.074	$22,075	6.71

At June 30, 2014, there was $271,907 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next 33 months. The total fair value of shares vested during the three months ended June 30, 2014 was $178,685. The following table summarizes the activity of our stock options outstanding but not vested for the three months ended June 30, 2014:

	Number of Options	Weighted Average
Outstanding at 3/31/2014	621,333	$0.967
Granted	--	$--
Vested	(178,665)	$1.000
Forfeited	(31,000)	$1.960
Outstanding at 6/30/2014	411,668	$0.877

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

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At June 30, 2014, there were accounts receivable balances outstanding from three customers comprising 56% of the total receivables balance.

The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2014			March 31, 2014
Customer	Dollars		Percent	Dollars	Percent
A		$1,149,948	36%	$255,360	11%
B		$655,825	20%	$750,146	33%
C	$	*	*	$312,576	14%
*customer total is less than 10%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three months ended:
	June 30, 2014				March 31, 2014
Customer	Dollars		Percent		Dollars		Percent
A		$1,862,707	30%			$3,983,838	19%
B		$1,762,985	28%		$	*	*
C	$	*	*	%		$2,069,468	10%
D	$	*	*	%		$2,955,296	14%
 *customer total is less than 10%

NOTE 15 – SEGMENT INFORMATION

We operate our business under one segment, large scale fabricated and machined metal components and systems equipment. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Three months ended June 30, 2014	Three months ended June 30, 2013	June 30, 2014	March 31, 2014
United States	$5,744,984	$7,037,498	$6,327,109	$6,485,491
China	$485,357	$59,194	$680	$3,721

NOTE 16 – COMMITMENTS

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at June 30, 2014 for future compensation during the next twelve months, excluding bonuses, was approximately $1,000,000, including $60,000 in connection with a Service, Separation and Release Agreement (see Note 18) for consulting services with our former President and General Manager of Ranor.

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

	Three Months ended June 30, 2014	Three Months ended June 30, 2013
Basic EPS
Net Loss	$(1,271,069)	$(1,423,905)
Weighted average number of shares outstanding	24,010,264	19,956,871
Basic loss per share	$(0.05)	$(0.07)
Diluted EPS
Net Loss	$(1,271,069)	$(1,423,905)
Dilutive effect of stock options and preferred stock	--	--
Diluted weighted average shares	24,010,264	19,956,871
Diluted loss per share	$(0.05)	$(0.07)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three month periods ended June 30, 2014 and 2013, there were  2,192,220 and 506,500 shares, respectively, of potentially anti-dilutive stock options, and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On July 1, 2014, the Company and the Bank entered into the Third Forbearance Agreement. Under the Third Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014. The Third Forbearance Agreement expired on its own terms on July 31, 2014.

On July 14, 2014, we entered into a separation, severance and release agreement, or the Separation Agreement, with Robert Francis, who served as President and General Manager of Ranor until June 23, 2014.  The Separation Agreement amends Mr. Francis’ existing employment agreement, dated January 27, 2012.  Pursuant to the Separation Agreement, Mr. Francis will provide transition services as a consultant to the Company and will be paid an amount equal to $19,166.66 on a monthly basis for three months.  Mr. Francis’ other benefits, including health and medical benefits, under the Employment Agreement will not be continued past June 23, 2014.

On August 12, 2014, the Company and the Bank entered into a new forbearance and modification agreement, or the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 and extending until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we are required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We will continue to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by the First Forbearance Agreement, the Second Forbearance Agreement, the Third Forbearance Agreement, and the Fourth Forbearance Agreement. If the Bank were to demand full repayment before the expiration of the Fourth Forbearance Period, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

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

Overview

We are a contract manufacturer and we sell our services to customers in three industry groups: energy, naval/maritime, and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into markets that have shown increasing demand. We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in our strongest markets.

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

All U.S. manufacturing is done at Ranor in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

Our Ranor subsidiary performs precision fabrication and machining in all three of the industry groups we serve, delivering turn-key  components to our customers stringent design specifications, quality and safety manufacturing standards. Our team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at their facility and at our customer’s own defense component manufacturing facilities. Defense components the Ranor team has delivered include critical sonar housings and fairings, vertical launch missile tubes, and magnetic motor system components. We have developed and built Tier 1 and Tier 2 relationships with our customers and will continue to seek opportunities where we have a Tier 1 or Tier 2 supplier relationship. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer turn-key fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

For several years we have been providing production services to Mevion Medical Systems, Inc., or Mevion, for the manufacture of its proprietary proton beam radiotherapy system. Presently Mevion has ten systems under development with customers in the U.S. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for the proton beam system.  In December 2013, the first center to enter clinical commissioning with Mevion’s proton beam system began treating patients. We anticipate that sales volume will increase as Mevion further expands the market launch of its innovative proton therapy device.

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

We historically have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2014 and 2013, our five largest customers accounted for approximately 80% and 74% of reported net sales.  Our sales order backlog at June 30, 2014 was approximately $14.7 million compared with a backlog of $22.9 million at March 31, 2014. Our June 30, 2014 backlog includes approximately $1.0 million of orders for production furnaces.

At March 31, 2014, we were not in compliance with our financial covenants in the Loan and Security Agreement between Ranor and Santander Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2014.

On January 16, 2014, we entered into a forbearance and modification agreement with the Bank, or the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014, or the First Forbearance Period.

On May 30, 2014, the Company and the Bank entered into the second forbearance and modification agreement, or the Second Forbearance Agreement, commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period. At June 30, 2014, we were in default and continue to be in default with the Loan Agreement with the Bank. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under all of the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, are classified as a current liability at June 30, 2014 ($5.6 million) and March 31, 2014 ($4.2 million).

On July 1, 2014, the Company and the Bank entered into a third forbearance and modification agreement, or the Third Forbearance Agreement. Under the Third Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014, or the Third Forbearance Period.

On August 12, 2014, the Company and the Bank entered into a fourth forbearance and modification agreement, or the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 and extending until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement, we are required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We will continue to make principal and interest payments pursuant to the terms of the Loan Agreement and the Fourth Forbearance Agreement. If the Bank were to demand full repayment before the expiration of the Fourth Forbearance Period, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2014 Form 10-K. There were no significant changes in the critical accounting policies during the three months ended June 30, 2014, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customer’s demand for new and existing products. Our results of operations are affected by our success in booking new contracts and when we are able to recognize the related revenue, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress in the fulfillment of our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute to the business plan we developed early in our first quarter that has the immediate goal of realigning and stabilizing our cost structure so we can return to profitability, even at current lower revenue levels. We need to rebuild our backlog with orders from our key customers.

Three Months Ended June 30, 2014

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Changes Period Ended June 30, 2014 to 2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$6,230	100%	$7,096	100%	$(866)	(12	) %
Cost of sales	6,012	97%	6,676	94%	(664)	(10	) %
Gross profit	218	3%	420	6%	(202)	(48	) %
Selling, general and administrative	1,329	21%	1,770	25%	(441)	(25	) %
Loss from operations	(1,111)	(18)%	(1,350)	(19)%	239	18%
Other income (expense), net	1	--%	(4)	--%	5	nm	%
Interest expense	(161)	(2)%	(70)	(1)%	(91)	nm	%
Total other expense, net	(160)	(2)%	(74)	(1)%	(86)	nm	%
Loss before income taxes	(1,271)	(20)%	(1,424)	(20)%	153	11%
Income tax expense	--	--%	--	--%	--	--%
Net Loss	(1,271)	(20)%	(1,424)	(20)%	153	11%

Net Sales

The following increases and decreases in net sales reflect an irregular order flow from our customers as they measure their demand for new and existing products. For the three months ended June 30, 2014, net sales decreased by $0.9 million, or 12%, to $6.2 million.  Net Sales in or naval/maritime group increased by $0.6 million on increased shipments of components to our largest customer.  Net sales in our energy group decreased by $1.2 million as shipments of isotope transport casks were delayed. Net Sales in our precision industrial group decreased by $0.3 million as lower sales for pressure vessels more than offset an increase in net sales of medical components and production furnaces. Sales of production furnaces increased significantly as Ranor made shipments as required under a certain customer purchase agreement from the U.S. and from our WCMC subsidiary in China. That same customer has indicated a desire to reduce the number of units ordered under the contract and we have filed a demand for arbitration under the terms of the agreement. Future manufacturing activities and shipments under this contract are at risk.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2014 decreased by $0.7 million, or 10%, on lower sales volume.  Gross margins during the three months ended June 30, 2014 were 3.5% compared with 5.9% for the same period in fiscal 2013. Fiscal 2015 margins were dampened by a heavy volume of low margin production furnaces shipped during the period, under absorbed overhead of $1.0 million, and new contract losses of $0.4 million. Fiscal 2014 margins were impacted by new contract losses of $0.8 million on custom first article projects. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period. Actual production levels were lower than planned and resulted in under absorbed overheads for the period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended June 30, 2014 were $0.4 million or 25% lower when compared with the same period in fiscal 2014.  SG&A compensation expenses were lower due to reduced headcount at our holding company and in China ($0.3 million), and lower travel and other business expenses ($0.1 million). SG&A at our Ranor subsidiary was relatively unchanged year over year.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

(dollars in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change
Other income (expense), net	$53	$(3,939)	$(3,886)	nm%
Interest expense	$(115,056)	$(64,734)	$(50,322)	77%
Interest expense: non-cash	$(45,533)	$(5,393)	$(40,140)	nm%

Interest expense for the three months ended June 30, 2014 includes a breakage fee of $29,448 in connection with the Series B Bond interest rate swap. Non–cash interest expense primarily reflects the amortization of deferred loan costs in connection with the Utica Credit Loan Note.

Income Taxes

For the three months ended June 30, 2014 and 2013, we recorded zero tax expense.  The zero tax expense recorded for the three months ended June 30, 2014 was the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the foregoing, our net loss was $1.3 million, or $0.05 per share basic and fully diluted, for the three months ended June 30, 2014, as compared to net loss of $1.4 million, or $0.07 per share basic and fully diluted, for the three months ended June 30, 2013.

Liquidity and Capital Resources

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with interest on the unpaid principal balance of the Credit Loan Note at an interest rate equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank, under the Loan Agreement. Additionally, the Company retained approximately $1.27 million for general corporate purposes.

On January 16, 2014, we and the Bank entered into the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014.

On May 30, 2014, the Company and the Bank entered into the Second Forbearance Agreement. Under the Second Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014.

During the Second Forbearance Period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Second Forbearance Agreement.  The Second Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio  (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.  We were not in compliance with the leverage ratio covenant at June 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.3 to 1.0 and 3.8 to 1.0, respectively. Subsequent to June 30, 2014, the Second Forbearance Period was extended further to September 30, 2014 pursuant to the execution of the Third Forbearance Agreement and the Fourth Forbearance Agreement. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, we classified $4.4 million and $3.7 million under the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, as a current liability at June 30, 2014 and March 31, 2014, respectively. We were required to remit a forbearance fee of $30,000 on or before the termination date of the Second Forbearance Agreement. The Bank agreed to allow the Company to defer this forbearance fee to July 31, 2014. An additional forbearance fee of $30,000 is due to the Bank on or before the termination date of the Fourth Forbearance Agreement.

At June 30, 2014, we had cash and cash equivalents of $886,888, of which $11,356 is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. Our cash and cash equivalents total includes $505,000 of restricted cash with the Bank that may be available toward funding operating activities with the Bank’s approval. We have incurred a net loss of   $1.3 million for the three months ended June 30, 2014.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans.

The condensed consolidated financial statements for the three months ended June 30, 2014, and for the year ended March 31, 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $13.9 million at June 30, 2014 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping which, in the past, were not an efficient use of our manufacturing capacity. Also, we must reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we believe that fiscal 2015 operating results could reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

Our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of the LSA or the Fourth Forbearance Agreement. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Our liquidity is highly dependent on our ability to improve our gross profit and operating income. If we successfully secure an acceptable financing facility and execute on our business plans, then we believe that our available cash, together with additional reductions in operating costs and capital expenditures, will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

At June 30, 2014 and March 31, 2014, we had negative working capital of $3.4 million and $2.0 million, respectively. Existing cash and proceeds from the LSA with Utica were used to fund operating and investing activities. The following table sets forth the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2014	March 31, 2014	Change Amount	Percentage Change
Cash and cash equivalents	$887	$1,086	$(199)	(18)%
Accounts receivable, net	$3,221	$2,280	$941	41%
Costs incurred on uncompleted contracts	$4,696	$5,258	$(562)	(11)%
Inventory - raw materials	$242	$293	$(51)	(17)%
Other current assets	$457	$461	$4	1%
Current deferred tax assets	$991	$991	$-	-%
Accounts payable	$3,810	$2,888	$(922)	(32)%
Accrued expenses	$3,816	$3,893	$(77)	(2)%
Deferred revenues	$652	$1,462	$(810)	(55)%
Short-term debt	$5,584	$4,169	$(1,415)	(34)%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	June 30, 2014	June 30, 2013	Change Amount
Cash flows provided by (used in):
Operating activities	$(1,558)	$(405)	$(1,153)
Investing activities	(54)	(56)	2
Financing activities	1,412	(173)	1,585
Effects of foreign exchange rates on cash	--	3	(3)
Net decrease in cash and cash equivalents	$(200)	$(631)	$431

Operating activities

Cash used in operations for the three months ended June 30, 2014 was $1.6 million compared with cash used in operations of $0.4 million for the three months ended June 30, 2013. Our primary source of cash is from accounts receivable collections when we record net sales, customer advance payments for purchase of materials, and project progress payments. Cash used in operations for the three months ended June 30, 2014 was higher when compared with the three months ended June 30, 2013 due to slower accounts receivable and work in progress throughput in fiscal 2015. At June 30, 2014, approximately 36% of our accounts receivable were at risk of not being paid in a timely manner due to a contract dispute with one of our customers. There were no significant customer advance or project progress payments made on our projects in progress during the first quarter of fiscal 2015 period. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Investing activities

The three month period ended June 30, 2014 and 2013 were marked by cash outflows for capital spending for new equipment of $54,093 and $56,424, respectively.

Financing activities

On May 30, 2014, TechPrecision and Ranor entered into the LSA, with Utica. Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  In connection with the execution of the LSA, the Company paid approximately $2.65 million to pay off debt obligations owed to the Bank under the February 2006 Loan Agreement. The remaining proceeds from the debt were used to fund our operations and investing activities. For the three months ended June 30, 2013, cash used in financing activities was $0.2 million to make principal payments on our outstanding debt.

All of the above activity resulted in a net decrease in cash for the three months ended June 30, 2014 of $0.2 million, compared with a net decrease in cash of $0.6 million for the three months ended June 30, 2013. We have no off-balance sheet assets or liabilities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our  executive chairman and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our executive chairman and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on July 15, 2014, or the 2014 Form 10-K.

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

We are making progress remediating the material weakness identified in the 2014 Form 10-K which is described in the next section. Notwithstanding the material weakness described in Item 9A of the 2014 Form 10-K, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2014 we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above and in Item 9A of the 2014 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in Part I, "Item 3. Legal Proceedings," in the 2014 Form 10-K.

Item 1A. Risk Factors

Except for the risk factor below, which supplements the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2014 Form 10-K, there have been no material changes to the risk factors discussed in Part I, "Item 1A. Risk Factors," in the 2014 Form 10-K.  You should carefully consider the risks described in this Form 10-Q and the 2014 Form 10-K which could materially affect our business, financial condition or future results.  The risks described in this Form 10-Q and the 2014 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

We require additional capital to fund our operations. In the event that we determine that we are unable to secure additional funding when required, we may need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

As of June 30, 2014, we had $0.9 million of cash and cash equivalents. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments for materials and customer payments made after shipment of finished goods. Assuming no additional debt or equity financing is consummated, we believe that our existing cash and cash equivalents and expected revenue from operations may not be sufficient to meet our operating and capital requirements through the near-term, although changes in our business, whether or not initiated by us, may cause us to deplete such cash and cash equivalents available to us at a quicker rate. We must obtain additional financing in order to continue our operations beyond the near-term. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection. Any decision to seek stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during the near-term. In addition, if we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock and our preferred stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Item 5. Other Information

TechPrecision and Ranor are parties to: (i) the First Forbearance Agreement, (ii) the Second Forbearance Agreement, and (iii) the  Third Forbearance Agreement, each entered into in connection with the Loan Agreement between Ranor and the Bank. Under the First Forbearance Agreement, the Bank agreed to the First Forbearance Period. On March 31, 2014, the First Forbearance Agreement terminated pursuant to its terms. Under the Second Forbearance Agreement, the Bank agreed to the Second Forbearance Period. Under the Third Forbearance Agreement, the Bank agreed to the Third Forbearance Period. On August 12, 2014, the Company and the Bank entered into the Fourth Forbearance Agreement.  Under the Fourth Forbearance Agreement, the Bank has agreed to the Fourth Forbearance Period. Our remaining obligation under the Loan Agreement is $1.5 million of the Series A Bonds.

In consideration for the granting of the Fourth Forbearance Agreement, the Company agreed to: (1) pay a forbearance fee of $30,000 (originally required by the Third Forbearance Agreement), which shall be paid on the earlier of (x) payment of the obligations under the Loan Agreement and the Fourth Forbearance Agreement or (y) the Forbearance Termination Date (as defined in the Fourth Forbearance Agreement); (2) pay the installment of principal and interest on the Series A Bonds on August 1, 2014 in the amount of $17,708.33; (3) pay an interest rate per annum on the Series A Bonds commencing on August 1, 2014 to 65% of the sum of one month Libor plus 6.75% and a further increase to 65% of the sum of one month Libor plus 16%; (4) pay the full amount of the outstanding indebtedness under the Loan Agreement at the end of the Fourth Forbearance Period; (5) pay any and all costs and expenses of the Bank in connection with the Fourth Forbearance Agreement and any and all costs and expenses incurred in connection with the credit extended by the Bank or the preservation or enforcement of any rights of the Bank under the Fourth Forbearance Agreement or the Loan Agreement; and (6) retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. During the Fourth Forbearance Period, the Obligors (as such term is defined in the Fourth Forbearance Agreement) agree to comply and all the terms, covenants and provisions in the Loan Agreement and related documents.

The description of the Fourth Forbearance Agreement contained in this Item 5 is qualified in its entireity by reference to the full text at the Fourth Forbearance Agreement, a copy of which is attached hereto as Exhibit 4.5 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit No.	Description
4.1	Credit Loan Note in the name of Utica Leaseco, LLC, dated May 30, 2014 (Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 4, 2014 and incorporated herein by reference).
4.2
Loan and Security Agreement, dated as of May 30, 2014, by and between Utica Leaseco, LLC and Ranor, Inc. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2014 and incorporated herein by reference).

4.3
Forbearance and Modification Agreement, dated January 16, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank, N.A. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 4, 2014 and incorporated herein by reference).

4.4
Employment Agreement, dated June 20, 2014, between Ranor, Inc. and Alexander Shen
(Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2014 and incorporated herein by reference).

4.5	Forbearance and Modification Agreement, dated August 12, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank N.A. (filed herewith).
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
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

TECHPRECISION CORPORATION (Registrant)

Dated: August 18, 2014	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.5	Forbearance and Modification Agreement, dated August 12, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank N.A. (filed herewith).
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document