Form 10-Q
period 2014-09-30
TECHPRECISION CORP
filed 2014-11-14
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at November 7, 2014 was 24,669,958.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$849,264	$1,086,701
Accounts receivable, less allowance for doubtful accounts of $25,010 in 2014 and 2013	2,051,843	2,280,469
Costs incurred on uncompleted contracts, in excess of progress billings	3,910,821	5,258,002
Inventories- raw materials	198,536	293,326
Income taxes receivable	8,062	8,062
Current deferred taxes	991,096	991,096
Other current assets	402,245	461,245
Total current assets	8,411,867	10,378,901
Property, plant and equipment, net	6,116,040	6,489,212
Other noncurrent assets, net	289,433	105,395
Total assets	$14,817,340	$16,973,508

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,843,494	$2,888,385
Accrued expenses	3,557,029	3,893,028
Deferred revenues	268,925	1,461,689
Debt	5,300,945	4,169,771
Total current liabilities	11,970,393	12,412,873
Long-term obligations under capital lease	32,399	38,071
Noncurrent deferred taxes	991,096	991,096
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with 1,927,508 and 2,477,508 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively
(liquidation preference of $549,340 and $706,090 at September 30, 2014 and March 31, 2014, respectively)	524,210	644,110
Common stock -par value $.0001 per share, 90,000,000 shares authorized, with 24,669,958 and 23,951,004 shares issued and outstanding at
September 30, 2014 and March 31, 2014, respectively	2,467	2,395
Additional paid in capital	6,357,823	6,105,211
Accumulated other comprehensive income (loss)	23,942	(55,097)
Accumulated deficit	(5,084,990)	(3,165,151)
Total stockholders’ equity	1,823,452	3,531,468
Total liabilities and stockholders’ equity	$14,817,340	$16,973,508

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales	$4,570,711	$5,195,795	$10,801,052	$12,292,487
Cost of sales	3,702,996	4,468,523	9,715,097	11,144,972
Gross profit	867,715	727,272	1,085,955	1,147,515
Selling, general and administrative	1,210,136	1,484,487	2,538,909	3,254,569
Loss from operations	(342,421)	(757,215)	(1,452,954)	(2,107,054)
Other (expense) income	(1,211)	6,985	(1,158)	(567)
Interest expense (includes OCI reclassifications for cash flow hedges of ($219,359) and ($248,464) in 2014)	(458,005)	(67,646)	(618,594)	(137,773)
Interest income	75	(794)	75	2,819
Total other expense, net	(459,141)	(61,455)	(619,677)	(135,521)
Loss before income taxes	(801,562)	(818,670)	(2,072,631)	(2,242,575)
Income tax benefit (related to OCI reclassification)	(152,792)	--	(152,792)	--
Net Loss	$(648,770)	$(818,670)	$(1,919,839)	$(2,242,575)
Other comprehensive income (loss), before tax:
Change in unrealized loss on cash flow hedges	--	(7,476)	(16,680)	(117,813)
Reclassification adjustment for cash flow hedges	219,359	--	248,464	--
Foreign currency translation adjustments	17	(184)	47	(2,396)
Other comprehensive income (loss), before tax	219,376	(7,660)	231,831	(120,209)
Tax expense from reclassification adjustment	152,792	--	152,792	--
Other comprehensive income (loss), net of tax	66,584	(7,660)	79,039	(120,209)
Comprehensive loss	$(582,186)	$(826,330)	$(1,840,800)	$(2,362,784)
Net loss per share (basic)	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Net loss per share (diluted)	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Weighted average number of shares outstanding (basic)	24,669,958	19,956,871	24,336,018	19,956,871
Weighted average number of shares outstanding (diluted)	24,669,958	19,956,871	24,336,018	19,956,871

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,919,839)	$(2,242,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,587	478,902
Stock based compensation expense	132,784	214,287
Net loss on interest rate swaps	49,544	--
Provision for contract losses	(576,605)	1,427,803
Changes in operating assets and liabilities:
Accounts receivable	228,636	1,644,073
Costs incurred on uncompleted contracts, in excess of progress billings	1,347,181	(765,743)
Inventories – raw materials	94,787	1,283
Other current assets	58,999	180,499
Other noncurrent assets	(169,316)	--
Accounts payable	(44,849)	(1,295,237)
Accrued expenses	270,054	(682,920)
Deferred revenues	(1,192,764)	423,547
Net cash used in operating activities	(1,167,801)	(616,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,096)	(53,941)
Net cash used in investing activities	(54,096)	(53,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt	4,150,000	--
Repayment of debt	(3,024,498)	(875,278)
Deferred loan costs	(141,041)	--
Net cash provided by (used in) financing activities	984,461	(875,278)
Effect of exchange rate on cash and cash equivalents	(1)	1,950
Net decrease in cash and cash equivalents	(237,437)	(1,543,350)
Cash and cash equivalents, beginning of period	1,086,701	3,075,376
Cash and cash equivalents, end of period	$849,264	$1,532,026

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$281,177	$127,306
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six Months Ended September 30, 2014

For the six months ended September 30, 2014, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock.

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

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Santander Bank, or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the First Forbearance Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014. The First Forbearance Agreement expired on March 31, 2014, and the Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014 as a current liability.

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

On August 12, 2014, the Company and the Bank entered into a new forbearance and modification agreement, or the Fourth Forbearance Agreement, and collectively with the First Forbearance Agreement, the Second Forbearance Agreement and the Third Forbearance Agreement, the Forbearance Agreements. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 and extending until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we were required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We have continued and will continue to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by the Forbearance Agreements. We were not in compliance with the applicable leverage ratio covenant in the Loan Agreement, as amended by the Forbearance Agreements at September 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively.

We have not entered into a new forbearance agreement with the Bank after the expiration of the Fourth Forbearance Period. Since we are in default, the Bank has the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified $5.3 million under the Loan Agreement, the Series A Bonds, and the LSA, as applicable, as a current liability at September 30, 2014. If the Bank were to demand full repayment of the amounts we owe to the Bank, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. We are engaged in discussions with the Bank about extending the Fourth Forbearance Agreement.

In the event that we fail to pay off, or complete a refinancing of, the current outstanding obligations by the completion of the Fourth  Forbearance Period, the interest rate on outstanding obligations will convert to the default interest rate of 65% of the sum of one month LIBOR plus 16%. If the Bank were to demand full repayment, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

At September 30, 2014, we had cash and cash equivalents of $849,264, of which $15,613 is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. Our cash and cash equivalents total includes $180,000 of restricted cash with the Bank that may be used toward funding operating activities with the Bank’s approval. Approximately 55% and 24% of our accounts receivable and work-in-process, respectively, are at risk of not being converted to cash in a timely manner due to a contract dispute with one of our customers. We have recorded a provision for potential contract losses of $2.7 million, and, in one case, filed a demand for arbitration under a customer’s purchase agreement to recover all of our costs under the contract terms. We cannot be certain that we will be successful in recovering the full amount of our losses. We have incurred an operating loss of $1.9 million for the six months ended September 30, 2014.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we anticipate that the year ending March 31, 2015, or fiscal 2015, operating results should reflect positive cash flows. We plan to closely monitor our expenses and, if required, will further reduce operating costs to enhance liquidity.

The condensed consolidated financial statements for the three and six months ended September 30, 2014 and the year ended March 31, 2014, or fiscal 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $12.0 million at September 30, 2014 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of an effective operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a going Concern.   The Amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2014-15 to determine the impact on the Company’s consolidated financial statements and related disclosures.

In June, 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718)- Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period.   The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating ASU 2014-12 to determine the impact on the Company’s consolidated results of operations, financial position and cash flows.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating ASU 2014-09 to determine the impact it may have on our current practices.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
	September 30, 2014	March 31, 2014
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,943,146	8,889,051
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,380,507	12,326,412
Less: accumulated depreciation	(6,264,467)	(5,837,200)
Total property, plant and equipment, net	$6,116,040	$6,489,212

Depreciation expense for the three and six months ended September 30, 2014 and 2013 was $211,751 and $427,267, and $220,604 and $469,044, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS	September 30, 2014	March 31, 2014
Cost incurred on uncompleted contracts, beginning balance	$9,960,072	$6,180,839
Total cost incurred on contracts during the period	6,426,442	25,579,089
Less cost of sales, during the period	(9,715,097)	(21,799,856)
Cost incurred on uncompleted contracts, ending balance	$6,671,417	$9,960,072
Billings on uncompleted contracts, beginning balance	$4,702,070	$1,882,546
Plus: Total billings incurred on contracts, during the period	8,859,578	23,887,587
Less: Contracts recognized as revenue, during the period	(10,801,052)	(21,068,063)
Billings on uncompleted contracts, ending balance	$2,760,596	$4,702,070
Cost incurred on uncompleted contracts, ending balance	$6,671,417	$9,960,072
Billings on uncompleted contracts, ending balance	2,760,596	4,702,070
Costs incurred on uncompleted contracts, in excess of progress billings	$3,910,821	$5,258,002

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the recovery amounts can be estimated reliably and realization is probable. As of September 30, 2014 and March 31, 2014, we had deferred revenues totaling $268,925 and $1,461,689, respectively. Deferred revenues represent customer prepayments on contracts and completed contracts on which all revenue recognition criteria were not met. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The contracts with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 – OTHER CURRENT ASSETS
	September 30, 2014	March 31, 2014
Payments advanced to suppliers	$160,860	$196,534
Prepaid insurance	134,243	229,727
Collateral deposit	76,852	--
Other	30,290	34,984
Total	$402,245	$461,245

NOTE 7 – OTHER NONCURRENT ASSETS
	September 30, 2014	March 31, 2014
Deferred loan costs	$415,753	$105,395
Deferred loan costs, amortization of	(126,320)	--
Total	$289,433	$105,395

NOTE 8 – ACCRUED EXPENSES
	September 30, 2014	March 31, 2014
Accrued compensation	$612,371	$320,419
Interest rate swaps market value	196,096	231,783
Provision for contract losses	2,682,498	3,259,103
Other	66,064	81,723
Total	$3,557,029	$3,893,028

Our loss provision includes approximately $2.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement. Accrued compensation at September 30, 2014 includes $220,000 of unpaid Executive Chairman compensation and Board of Director fees.

NOTE 9 – DEBT
Debt obligations outstanding were classified as of:	September 30, 2014	March 31, 2014
Credit Loan Note due November 2018	$3,842,593	$--
MDFA Series A Bonds due January 2021	1,447,261	3,559,375
MDFA Series B Bonds due January 2018	--	599,634
Obligations under capital leases	11,091	10,762
Total Short-term debt	$5,300,945	$4,169,771
Long-term obligations under capital leases	32,399	38,071
Total Debt	$5,333,344	$4,207,842

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

Forbearance Agreements

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

In consideration for the granting of the First Forbearance Agreement, we agreed to: (i) have paid in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 6.1% and 5.6%, respectively, during the First Forbearance Period; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement described above and the Series B Bonds, respectively; and (v) pay a forbearance fee of 3% of the net outstanding balance due from the Obligors to the Bank, which amounts to $128,433 due in installments during the First Forbearance Period.

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

On August 12, 2014, the Company and the Bank entered into a new forbearance and modification agreement, or the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we were required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We have continued and will continue to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by Forbearance Agreements. If the Bank were to demand full repayment of the amounts we owe the Bank, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. We were not in compliance with the leverage ratio covenant at September 30, 2014 or March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively.

We are engaged in discussions with the Bank about extending the Fourth Forbearance Agreement. We are also engaged in discussions with potential alternative financing sources to secure additional financing to, among other things, payoff the remaining obligation under the Series A Bonds.

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

At September 30, 2014, we were in default and continue to be in default under the Loan Agreement with the Bank. The Forbearance Agreements amended the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0. At September 30, 2014 and March 31, 2014, we were not in compliance with the leverage ratio coverage covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants at September 30, 2014 or March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.81 to 1.0, respectively. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under the Loan Agreement, the Series A Bonds, and the LSA, as applicable, are classified as a current liability at September 30, 2014 ($5.3 million) and March 31, 2014 ($4.2 million).

Under the MLSA and related documents, the Westminster facility secures, and we further guarantee, Ranor’s obligations to the Bank and subsequent holders of the Series A Bonds. At September 30, 2014, the rate of interest on the Series A Bonds is 65% of the sum of one month LIBOR plus 5.75%, or 4.49%. We continue to make monthly principal and interest payments with respect to the Series A Bonds.  The Series A Bonds are redeemable pursuant to the MLSA prior to maturity, in whole or in part, on any payment date in accordance with the terms of the MLSA.

Derivative Instruments

Through June 30, 2014, we held two interest rate swap contracts, which were designated as cash flow hedges, to hedge our interest rate exposure on the underlying Series A and Series B Bonds under the MLSA. We recorded the fair value of the contracts in our consolidated balance sheet with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Because the critical terms of the interest rate swap changed following the execution of the LSA in the first quarter of Fiscal 2015 we terminated the Series B swap, and de-designated our Series A interest rate swap in the second quarter. As a result, in the second quarter of Fiscal 2015, we reclassified $248,464 from Accumulated Other Comprehensive Income to the statement of operations on the interest expense line. The outstanding fair value interest rate swap recorded in current liabilities on our balance sheet was $196,096 and $271,168 on September 30, 2014 and March 31, 2014, respectively. The Series A swaps will terminate on January 4, 2021. We intend to hold the Series A interest rate swap over the near term.

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

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018 and the required monthly payments of principal and interest increased to $1,117. The amount of the lease recorded in property, plant and equipment, net as of September 30, 2014 and March 31, 2014 was $40,654 and $46,420, respectively.

Obligations under the Credit Loan Note, Series A Bonds and Capital Lease are guaranteed by TechPrecision and Ranor. Collateral securing the Credit Loan Note, Series A Bonds and Capital Lease comprises all personal property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 10 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three and six months ended September 30, 2014 , we recorded a tax benefit of $152,792 as a result of the reclassification of a loss on an interest rate swap from other comprehensive income. The lack of any other tax benefits for the six months ended September 30, 2014 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

At September 30, 2014, our federal net operating loss carryforward was approximately $7.6 million. If not utilized, the federal net operating loss carryforward will begin to expire in 2025. Section 382 of the Internal Revenue Code, as amended, provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize some of these carryforwards on a yearly basis due to an ownership change in connection with the acquisition of Ranor in 2006.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $4,234 and $10,703 for the six months ended September 30, 2014 and 2013, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, as of September 30, 2014 and March 31, 2014, there were 2,519,638 and 3,238,598 common shares, respectively, underlying the Series A Convertible Preferred Stock.

Upon any liquidation we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During the six months ended September 30, 2014 there were 550,000 shares of Series A Convertible Preferred Stock converted into 718,954 shares of common stock. At September 30, 2014 and March 31, 2014, we had 1,927,508 and 2,477,508 shares, respectively, of Series A Convertible Preferred Stock outstanding.

Common Stock

We had 90,000,000 authorized common shares at September 30, 2014 and March 31, 2014, and there were 24,669,958 and 23,951,004 shares of common stock outstanding at September 30, 2014 and March 31, 2014, respectively.

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

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. The assumptions utilized for option grants during the period presented ranged from 125% to 134% for volatility and a risk free rate of 1.39% to 1.71% and an expected term of approximately six years.

We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. There were 50,000 options granted during the six months ended September 30, 2014. At September 30, 2014, 1,697,006 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Granted	50,000	$0.620	--	--
Forfeited	(200,000)	$0.678	--	--
Outstanding at 9/30/2014	1,205,500	$1.028	$--	6.56
Vested or expected to vest 9/30/2014	1,205,500	$1.028	$--	6.56
Exercisable at 9/30/2014	860,499	$1.112	$--	6.28

At September 30, 2014, there was $140,542 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next 21 months. The total fair value of shares vested during the six months ended September 30, 2014 was $178,685. The following table summarizes the activity of our stock options outstanding but not vested for the three months ended June 30, 2014:

	Number of Options	Weighted Average
Outstanding at 3/31/2014	621,333	$0.967
Granted	50,000	$0.620
Vested	(178,665)	$1.000
Forfeited	(116,667)	$0.678
Expired	(31,000)	$1.960
Outstanding at 9/30/2014	345,001	$0.877

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

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At September 30, 2014, there were accounts receivable balances outstanding from four customers comprising 72% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2014			March 31, 2014
Customer	Dollars		Percent	Dollars		Percent
A		$1,149,948	56%		$255,360	11%
B		$318,167	16%	$	*	*
C	$	*	*		$750,146	33%
D	$	*	*		$312,576	14%
*customer total is less than 10%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the six months ended:

	September 30, 2014		September 30, 2013
Customer	Dollars	Percent	Dollars		Percent
A	$3,000,494	28%		$2,991,169	24%
B	$1,762,985	16%	$	*	*	%
C	$1,176,129	11%	$	*	*	%
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
	Net Sales		Property, Plant and Equipment, Net
	Six months ended September 30, 2014	Six months ended September 30, 2013	September 30, 2014	March 31, 2014
United States	$10,006,945	$12,075,203	$6,115,565	$6,485,491
China	$794,107	$217,284	$475	$3,721

NOTE 16 – COMMITMENTS

On July 14, 2014, we entered into a separation, severance and release agreement, or the Separation Agreement, with Robert Francis, who served as President and General Manager of Ranor until June 23, 2014.  The Separation Agreement amends Mr. Francis’ existing Employment Agreement, dated January 27, 2012.  Pursuant to the Separation Agreement, Mr. Francis will provide transition services as a consultant to the Company and will be paid an amount equal to $19,166.66 on a monthly basis for three months.  Mr. Francis’ other benefits, including health and medical benefits, under the Employment Agreement were discontinued after June 23, 2014. At September 30, 2014 we still owed $9,583 under the Separation Agreement.

We have employment agreements with our executive officers. Such agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at September 30, 2014 for future compensation during the next twelve months, excluding bonuses, was approximately $0.9 million.

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

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Six Months ended September 30, 2014	Six Months ended September 30, 2013
Basic EPS
Net Loss	$(648,770)	$(818,670)	$(1,919,839)	$(2,242,575)
Weighted average number of shares outstanding	24,669,958	19,956,871	24,336,018	19,956,871
Basic loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Diluted EPS
Net Loss	$(648,770)	$(818,670)	$(1,919,839)	$(2,242,575)
Dilutive effect of stock options, warrants and preferred stock	--	--	--	--
Diluted weighted average shares	24,669,958	19,956,871	24,336,018	19,956,871
Diluted loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.11)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six month periods ended September 30, 2014, there were 2,105,467 and 2,491,658 shares, respectively, and for the three and six months ended September 30, 2013 there were 5,011,341 and 5,359,626 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On October 6, 2014, GT Advanced Technologies, Inc., or GTAT, together with certain of its direct and indirect subsidiaries, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire.   GTAT’s bankruptcy filing causes an automatic stay in any arbitration proceedings in which GTAT is involved, including the arbitration proceeding with Ranor, Inc., or the Ranor arbitration, as previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on July 15, 2014 and August 18, 2014, respectively.  The automatic stay results in the American Arbitration Association suspending administration of the Ranor Arbitration and the Company’s claim in the Ranor Arbitration is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings.

While any payments to the Company as a result of the claim by Ranor were not certain prior to the GTAT bankruptcy, as a result of the GTAT bankruptcy, the timing of any determination in the Ranor Arbitration is uncertain and there is a significant risk that even if the Ranor Arbitration is settled or decided in favor of the Company, GTAT will not have the ability to make any award payments to the Company.  In light of such uncertainty, the Company is continuing to explore various financing alternatives to enhance the Company’s financial position and ensure the Company’s continued liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, to change the composition of our revenues and effectively reduce our operating expenses, our ability to generate business on an on-going basis, to obtain any required financing on favorable terms, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

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

For several years we have been providing production services to Mevion Medical Systems, Inc., or Mevion, for the manufacture of its proprietary proton beam radiotherapy system. Presently Mevion is installing systems at five customers in the U.S. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for the proton beam system.  In December 2013, the first center to enter clinical commissioning with Mevion’s proton beam system began treating patients.

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

We historically have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2014 and 2013, our five largest customers accounted for approximately 73% and 71% of reported net sales.  Our sales order backlog at September 30, 2014 was approximately $12.9 million compared with a backlog of $22.9 million at March 31, 2014. Our September 30, 2014 backlog includes approximately $0.8 million of orders for sapphire production furnaces.

At March 31, 2014, we were not in compliance with our financial covenants in the Loan and Security Agreement between Ranor and Santander Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2014.

On January 16, 2014, we entered into the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014, or the First Forbearance Period.

On May 30, 2014, the Company and the Bank entered into the Second Forbearance Agreement, commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period. At June 30, 2014, we were in default and continue to be in default with the Loan Agreement with the Bank. The Bank had the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, all amounts under all of the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, are classified as a current liability at September 30, 2014 ($5.3 million) and March 31, 2014 ($4.2 million).

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

On August 12, 2014, the Company and the Bank entered into the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 and extending until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement, we were required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We have continued and will continue to make principal and interest payments pursuant to the terms of the Loan Agreement and the Fourth Forbearance Agreement.

If the Bank were to demand full repayment of the amounts we owe the Bank, we would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. We are engaged in discussions with the Bank about extending the Fourth Forbearance Agreement. We are also engaged in discussions with potential alternative financing sources to secure additional financing to, among other things, payoff the remaining obligation under the Series A Bonds.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2014 Form 10-K. There were no significant changes in the critical accounting policies during the six months ended September 30, 2014, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

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

Three Months Ended September 30, 2014 and 2013

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Changes Period Ended September 30, 2014 to 2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,571	100%	$5,195	100%	$(624)	(12	) %
Cost of sales	3,703	81%	4,468	86%	(765)	(17	) %
Gross profit	868	19%	727	14%	141	19%
Selling, general and administrative	1,210	26%	1,484	29%	(274)	(18	) %
Loss from operations	(342)	(7)%	(757)	(15)%	415	55%
Other income (expense), net	(1)	--%	6	--%	(7)	nm	%
Interest expense	(458)	(10)%	(67)	(1)%	(391)	nm	%
Total other expense, net	(459)	(10)%	(61)	(1)%	(398)	nm	%
Loss before income taxes	(801)	(17)%	(818)	(16)%	17	2%
Income tax expense	(153)	(3)%	--	--%	(153)	nm	%
Net Loss	$(648)	(14)%	$(818)	(16)%	$170	21%

Net Sales

We have been unable to replace the delayed GTAT production units originally scheduled for the second quarter of fiscal 2015 with new orders in a timely manner. Additional shipments for sapphire production furnaces were delayed under a purchase agreement with GTAT, which has indicated a desire to reduce the number of units ordered under the contract. We have filed a demand for arbitration under the terms of the agreement. Manufacturing activities and shipments under this contract have been suspended until a settlement can be reached among the parties. For the three months ended September 30, 2014, net sales decreased by $0.6 million, or 12%, to $4.6 million. By market sector, Net Sales 1) increased in our naval/maritime group by $0.6 million or 24% on increased demand for products from our defense customers, 2) decreased in our energy group by $0.5 million or 61% on delayed shipments and soft demand for products, and 3) decreased in our precision industrial group by $0.7 million or 42% as lower sales for pressure vessels more than offset an increase in net sales of medical components and sapphire production furnaces.

Cost of Sales and Gross Margin

Actual production levels were lower than planned and resulted in under absorbed overheads for the period. Our cost of sales for the three months ended September 30, 2014 decreased by $0.8 million, or 17%, on lower sales volume.  Gross margins during the three months ended September 30, 2014 were 18.9% compared with 14.0% for the same period in fiscal 2014. Fiscal 2015 margins were dampened by under absorbed overhead of approximately $1.9 million. Fiscal 2014 margins were impacted by low margin contracts, under absorbed overhead and new contract losses of $0.8 million on custom first article projects. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended September 30, 2014 were $0.3 million or 18% lower when compared with the same period in fiscal 2014.  SG&A compensation and administrative expense was $0.4 million lower due to reduced headcount. This decrease was offset in part by a $0.1 million increase as we engaged outside advisors to help find alternative sources of financing.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

	September 30, 2014	September 30, 2013	$ Change	% Change
Other income (expense), net	$(1,136)	$6,191	$(7,327)	nm%
Interest rate swaps	$(196,096)	$--	$(196,096)	nm%
Interest expense	$(130,717)	$(57,646)	$(73,071)	nm%
Interest expense: non-cash	$(131,192)	$(10,000)	$(121,192)	nm%

We de-designated our Series A Bond interest rate swap hedge and reclassified the change in fair value from other comprehensive income to the statement of operations. We will record all future changes in fair value related to the interest rate swap in our statement of operations. Interest expense for the three months ended September 30, 2014 was higher due to higher rates related to our new debt financing under an LSA with Utica. Non–cash interest expense reflects higher amounts of amortization for deferred loan costs in connection with the LSA.

Income Taxes

For the three months ended September 30, 2014 we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the foregoing, our net loss was $0.6 million, or $0.03 per share basic and fully diluted, for the three months ended September 30, 2014, as compared to net loss of $0.8 million, or $0.04 per share basic and fully diluted, for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 and 2013

The following table sets forth information from our statements of operations for the six months ended September 30, 2014 and 2013, in dollars and as a percentage of revenue:

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013			Changes Period Ended September 30, 2014 to 2013
(dollars in thousands)	Amount	Percent		Amount	Percent		Amount	Percent
Net sales	$10,801	100%		$12,292	100%		$(1,491)	(12	) %
Cost of sales	9,715	90%		11,144	91%		(1,429)	(13	) %
Gross profit	1,086	10%		1,148	9%		(62)	(5	) %
Selling, general and administrative	2,539	24%		3,255	26%		(716)	(22	) %
Loss from operations	(1,453)	(14	) %	(2,107)	(17	) %	654	nm	%
Other income	(1)	-%		2	--%		(3)	nm	%
Interest expense	(619)	(5	) %	(138)	(1	) %	(481)	nm	%
Total other expense, net	(620)	(5	) %	(136)	(1	) %	(484)	nm	%
Loss before income taxes	(2,073)	(19	) %	(2,243)	(18	) %	170	8%
Income tax benefit	(153)	(1	) %	--	--%		(153)	--%
Net Loss	$(1,920)	(18	) %	$(2,243)	(18	) %	$323	14%

Net Sales

We have been unable to replace the delayed GTAT production units originally scheduled for the second quarter of fiscal 2015 with new orders in a timely manner. Additional shipments of sapphire production furnaces were delayed under a purchase agreement with GTAT, which has indicated a desire to reduce the number of units ordered under the contract. We have filed a demand for arbitration under the terms of the agreement. Manufacturing activities and shipments under this contract have been suspended until a settlement can be reached among the parties. Other increases and decreases in net sales are reflective of the frequent changes in orders we see from our customers as they gauge customer demand for new and existing products. Net sales decreased by $1.5 million, or 12%, to $10.8 million for the six months ended September 30, 2014 when compared to the same period last year.  By market sector, Net sales 1) increased by $1.3 million in the navy/maritime markets as final shipments were made to close out two new defense orders, 2) decreased by $1.7 million in the nuclear markets on soft demand, and 3) decreased by $1.1 million in the precision industrial sector primarily on lower shipments of pressure vessels, offset in part by higher shipments of sapphire production furnaces.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended September 30, 2014 decreased by $1.4 million to $9.7 million on lower sales volume. Gross margins were 10.1% and 9.3% for the same comparable periods, respectively. Gross profit was $1.1 million, slightly lower in fiscal 2015 when compared with the same six month period ended September 30, 2013. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Under absorbed overhead of $1.1 million dampened our gross profit for the period ended September 30, 2014. Certain low margin projects and contract losses dampened our margins in the first six months of fiscal 2014. Gross profit for the six months period ended September 30, 2013 included additional contract losses of approximately $1.5 million, a majority of which were incurred on the initial units of certain turbine base components manufactured by our Ranor subsidiary.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2014 were $2.5 million compared to $3.3 million for six months ended September 30, 2013, representing a decrease of $0.7 million or 22%.  Primary drivers of this decrease in expense were reduced spending of $0.7 million for compensation and benefits and $0.1 million in associated administrative costs. This decrease was slightly offset by an increase of $0.1 million outside advisory services.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the six months ended:

	September 30, 2014	September 30, 2013	$ Change	% Change
Other income (expense), net	$(1,083)	$2,252	$(3,335)	nm%
Interest rate swaps	$(196,096)	$--	$(196,096)	nm%
Interest expense	$(281,177)	$(127,437)	$(153,740)	nm%
Interest expense: non-cash	$(141,321)	$(10,336)	$(130,985)	nm%

We de-designated our Series A Bond interest rate swap in the second quarter, reclassified the change in fair value to the statement of operations, and will record all future changes in fair value related to the interest rate swap in our statement of operations. Interest expense for the six months ended September 30, 2014 was higher due to higher rates related to our new debt financing with Utica. Non–cash interest expense reflects higher amounts of amortization for deferred loan costs in connection with the LSA.

Income Taxes

For the six months ended September 30, 2014 we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the factors described above, our net loss was $1.9 million or $0.08 per share basic and fully diluted respectively, for the six months ended September 30, 2014, compared to a net loss of $2.2 million, or $0.11 per share basic and fully diluted, for the six months ended September 30, 2013.

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

On August 12, 2014, the Company and the Bank entered into a new forbearance and modification agreement, or the Fourth Forbearance Agreement. Under the Fourth Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 and extending until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we are required to retain a management consultant acceptable to the Bank who will have access to our operations in the U.S. We will have continued to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by the First Forbearance Agreement, the Second Forbearance Agreement, the Third Forbearance Agreement, and the Fourth Forbearance Agreement. We have not entered into a new forbearance agreement with the Bank after the expiration of the Fourth Forbearance Period.

We were not in compliance with the leverage ratio covenant at September 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively. The Bank has the right to accelerate payment of the debt in full upon 60 days' written notice. As a consequence, we classified $5.3 million and $4.2 million under the Loan Agreement, the Series A Bonds, the Series B Bonds and the LSA, as applicable, as a current liability at September 30, 2014 and March 31, 2014, respectively.

At September 30, 2014, we had cash and cash equivalents of $849,264, of which $15,613 is located in China and may not be able to be repatriated for use in the U.S. without undue cost or expense, if at all. Our cash and cash equivalents total includes $180,000 of restricted cash with the Bank that may be available toward funding operating activities with the Bank’s approval. We have incurred a net loss of $0.6 million and $1.9 million for the three months and six months ended September 30, 2014, respectively.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans.

The condensed consolidated financial statements for the three and six months ended September 30, 2014, and for the year ended March 31, 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $12.0 million at September 30, 2014 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping, which, in the past, were not an efficient use of our manufacturing capacity. Also, we must reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the composition of revenue and reducing costs, we believe that fiscal 2015 operating results could begin to reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

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

At September 30, 2014 and March 31, 2014, we had negative working capital of $3.6 million and $2.0 million, respectively. Existing cash and proceeds from the LSA with Utica were used to fund operating and investing activities. The following table sets forth the principal changes in the components of our working capital:

(dollars in thousands)	September 30, 2014	March 31, 2014	Change Amount	Percentage Change
Cash and cash equivalents	$849	$1,087	$(238)	(22)%
Accounts receivable, net	$2,052	$2,280	$(228)	(10)%
Costs incurred on uncompleted contracts	$3,911	$5,258	$(1,347)	(26)%
Inventory - raw materials	$199	$293	$(94)	(32)%
Other current assets	$402	$461	$(59)	(13)%
Current deferred tax assets	$991	$991	$-	-%
Accounts payable	$2,844	$2,888	$(44)	(2)%
Accrued expenses	$3,557	$3,893	$(336)	(9)%
Deferred revenues	$269	$1,462	$(1,193)	(82)%
Short-term debt	$5,301	$4,170	$1,131	27%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	September 30, 2014	September 30, 2013	Change Amount
Cash flows provided by (used in):
Operating activities	$(1,167)	$(616)	$(551)
Investing activities	(54)	(54)	--
Financing activities	984	(875)	1,859
Effects of foreign exchange rates on cash	--	2	(2)
Net decrease in cash and cash equivalents	$(237)	$(1,543)	$1,306

Operating activities

Cash used in operations for the six months ended September 30, 2014 was $1.2 million compared with cash used in operations of $0.6 million for the six months ended September 30, 2013. Our primary source of cash is from accounts receivable collections when we record net sales, customer advance payments for purchase of materials, and project progress payments. Cash used in operations for the six months ended September 30, 2014 was higher when compared with the six months ended September 30, 2013 primarily due to a decrease in customer advance payments. At September 30, 2014, approximately 55% of our accounts receivable were at risk of not being paid in a timely manner due to a contract dispute with one of our customers. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Investing activities

The six month period ended September 30, 2014 and 2013 were marked by cash outflows for capital spending for new equipment of $54,096 and $53,941, respectively.

Financing activities

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  In connection with the execution of the LSA, the Company paid approximately $2.65 million to pay off debt obligations owed to the Bank under the February 2006 Loan Agreement. The remaining proceeds from the debt were used to fund our operations and investing activities. For the six months ended September 30, 2014, we used cash of $0.38 million to make principal payments on our outstanding debt and $0.1 million to make payments to outside advisors to help the Company raise new capital.

All of the above activity resulted in a net decrease in cash for the six months ended September 30, 2014 of $0.2 million, compared with a net decrease in cash of $1.5 million for the six months ended September 30, 2013. We have no off-balance sheet assets or liabilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our  executive chairman and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our executive chairman and chief financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on July 15, 2014, or the 2014 Form 10-K.

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

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the six months ended September 30, 2014 we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above and in Item 9A of the 2014 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 2014, GT Advanced Technologies, Inc., or GTAT, together with certain of its direct and indirect subsidiaries, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire.   GTAT’s bankruptcy filing causes an automatic stay in any arbitration proceedings in which GTAT is involved, including the arbitration proceeding with Ranor, Inc., or the Ranor arbitration, as previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on July 15, 2014 and August 18, 2014, respectively.  The automatic stay results in the American Arbitration Association suspending administration of the Ranor Arbitration and the Company’s claim in the Ranor Arbitration is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings.

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

As of September 30, 2014, we had $0.8 million of cash and cash equivalents. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments for materials and customer payments made after shipment of finished goods. Assuming no additional debt or equity financing is consummated, we believe that our existing cash and cash equivalents and expected revenue from operations may not be sufficient to meet our operating and capital requirements through the near-term, although changes in our business, whether or not initiated by us, may cause us to deplete such cash and cash equivalents available to us at a quicker rate. We must obtain additional financing in order to continue our operations beyond the near-term. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection. Any decision to seek stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during the near-term. In addition, if we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock and our preferred stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Item 6. Exhibits

Exhibit No.	Description
4.1
Forbearance and Modification Agreement, dated July 1, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank, N.A. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 8, 2014 and incorporated herein by reference).

4.2
Separation, Severance, and Release Agreement, dated July 12, 2014, between the Registrant and Robert Francis (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference).

4.3
Forbearance and Modification Agreement, dated August 12, 2014, by and among the Registrant, Ranor, Inc. and Santander Bank N.A. (Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 18, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a) certification of chief executive officer.
31.2	Rule 13a-14(a) certification of chief financial officer.
32.1	Section 1350 certification of chief executive and chief financial officers.
101.INS	101.INS XBRL Instance Document
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

TECHPRECISION CORPORATION (Registrant)

Dated: November 14, 2014	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document