Form 10-Q
period 2014-12-31
TECHPRECISION CORP
filed 2015-02-17
CIK 1328792

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at February 9, 2015 was 24,669,958.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,278,667	$1,086,701
Accounts receivable, less allowance for doubtful accounts of $25,010 at December 31, 2014 and March 31, 2014	2,060,211	2,280,469
Costs incurred on uncompleted contracts, in excess of progress billings	3,189,466	5,258,002
Inventories- raw materials	222,441	293,326
Income taxes receivable	8,062	8,062
Current deferred taxes	991,096	991,096
Other current assets	675,510	461,245
Total current assets	8,425,453	10,378,901
Property, plant and equipment, net	5,909,830	6,489,212
Other noncurrent assets, net	76,204	105,395
Total assets	$14,411,487	$16,973,508

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,775,244	$2,888,385
Trade notes payable	205,058	--
Accrued expenses	3,345,187	3,893,028
Deferred revenues	1,178,114	1,461,689
Short-term debt	2,250,000	4,169,771
Current portion of long-term debt	933,481	--
Total current liabilities	9,687,084	12,412,873
Long-term debt, including capital lease	2,796,187	38,071
Noncurrent deferred taxes	991,096	991,096
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock- par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with 1,927,508 and 2,477,508 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively
(liquidation preference of $549,340 and $706,090 at December 31, 2014 and March 31, 2014)	524,210	644,110
Common stock -par value $.0001 per share, 90,000,000 shares authorized, with 24,669,958 and 23,951,004 shares issued and outstanding at
December 31, 2014 and March 31, 2014, respectively	2,467	2,395
Additional paid in capital	6,421,497	6,105,211
Accumulated other comprehensive income (loss)	19,654	(55,097)
Accumulated deficit	(6,030,708)	(3,165,151)
Total stockholders’ equity	937,120	3,531,468
Total liabilities and stockholders’ equity	$14,411,487	$16,973,508

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$3,510,842	$5,167,374	$14,311,895	$17,459,861
Cost of sales	3,169,456	4,394,703	12,884,553	15,539,675
Gross profit	341,386	772,671	1,427,342	1,920,186
Selling, general and administrative	705,059	1,434,151	3,243,968	4,688,720
Loss from operations	(363,673)	(661,480)	(1,816,626)	(2,768,534)
Other income (expense), net	136	(16,017)	(1,023)	(16,584)
Interest expense (includes OCI reclassifications for cash flow hedges of ($0) and ($248,464) in 2014)	(582,202)	(80,802)	(1,200,796)	(218,575)
Interest income	21	619	96	3,438
Total other expense, net	(582,045)	(96,200)	(1,201,723)	(231,721)
Loss before income taxes	(945,718)	(757,680)	(3,018,349)	(3,000,255)
Income tax benefit (related to OCI reclassification)	--	--	(152,792)	--
Net Loss	$(945,718)	$(757,680)	$(2,865,557)	$(3,000,255)
Other comprehensive (loss) income, before tax:
Change in unrealized loss on cash flow hedges	--	(36,678)	(16,680)	(154,491)
Reclassification adjustment for cash flow hedges	--	--	248,464	--
Foreign currency translation adjustments	(4,319)	(8,039)	(4,272)	(10,435)
Other comprehensive (loss) income, before tax	(4,319)	(44,717)	227,512	(164,926)
Tax expense from reclassification adjustment	--	--	152,792	--
Other comprehensive (loss) income, net of tax	(4,319)	(44,717)	74,720	(164,926)
Comprehensive loss	$(950,037)	$(802,397)	$(2,790,837)	$(3,165,181)
Net loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.12)	$(0.15)
Weighted average number of shares outstanding (basic and diluted)	24,669,958	20,269,795	24,447,736	20,061,558

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,865,557)	$(3,000,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	633,741	682,426
Loss on sale of equipment	--	882
Amortization of debt issue costs	177,771	40,099
Stock based compensation expense	196,458	285,798
Provision for contract losses	(589,392)	254,678
Changes in operating assets and liabilities:
Accounts receivable	220,258	1,930,882
Costs incurred on uncompleted contracts, in excess of progress billings	2,068,537	947,745
Inventories – raw materials	70,586	4,075
Other current assets	(214,294)	(136,473)
Other noncurrent assets	105,395	--
Accounts payable	(908,083)	(1,522,311)
Accrued expenses	116,290	(801,873)
Deferred revenues	(283,575)	3,137,815
Net cash (used in) provided by operating activities	(1,271,865)	1,823,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,096)	(54,343)
Net cash used in investing activities	(54,096)	(54,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt	6,400,000	--
Repayment of debt	(4,628,174)	(1,098,979)
Deferred loan costs	(253,975)	--
Net cash provided by (used in) financing activities	1,517,851	(1,098,979)
Effect of exchange rate on cash and cash equivalents	76	1,370
Net increase in cash and cash equivalents	191,966	671,536
Cash and cash equivalents, beginning of period	1,086,701	3,075,376
Cash and cash equivalents, end of period	$1,278,667	$3,746,912

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION	2014	2013
Cash paid during the period for:
Interest (includes $246,668 of cash paid for interest rate swaps terminated in 2014)	$626,962	$183,868
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Nine Months Ended December 31, 2014

For the nine months ended December 31, 2014, the Company issued $279,297 of trade notes payable in connection with the conversion of certain vendor trade accounts payable for the purchase of goods and services used in the ordinary course of business.

For the nine months ended December 31, 2014, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock.

Nine Months Ended December 31, 2013

For the nine months ended December 31, 2013, the Company issued 1,700,000 shares of common stock in connection with the conversion of 1,300,490 shares of Series A Convertible Preferred Stock.

For the nine months ended December 31, 2013, we recorded a liability of $234,490 (net of tax of $0) to reflect the fair value of an interest rate swap contract in connection with a tax exempt bond financing transaction.

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a custom manufacturer of large scale metal fabricated and machined precision components and equipment. We offer a full range of services required to transform metallic raw materials into precise finished products. We sell these finished products to customers in three main industry groups: naval/maritime, energy and precision industrial. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation. On November 4, 2010, TechPrecision announced it completed the formation of a wholly foreign owned enterprise (WFOE) under the laws of the People’s Republic of China, Wuxi Critical Mechanical Components Co., Ltd., or WCMC, to meet demand for local manufacturing of components in China. TechPrecision, WCMC and Ranor are collectively referred to as “the Company,” “we,” “us” or “our.”

Liquidity and Capital Resources

At March 31, 2013, we were not in compliance with the fixed charges and interest coverage financial covenants under our Loan and Security Agreement between Ranor and Santander Bank N.A., or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the First Forbearance Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014. The First Forbearance Agreement expired on March 31, 2014, and the Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014 as a current liability.

On May 30, 2014, July 1, 2014, and August 12, 2014, the Company and the Bank entered into additional Forbearance and Modification Agreements, or the Second Forbearance Agreement, Third Forbearance Agreement and Fourth Forbearance Agreement, respectively, or collectively with the First Forbearance Agreement, the Forbearance Agreements. Under each of the Forbearance Agreements, the Bank agreed to extend the Company’s forbearance period, under which the Bank forbears from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement. The Second Forbearance Agreement executed on May 30, 2014 was retroactive to April 1, 2014 and the Fourth Forbearance Agreement, and forbearance period extensions granted thereunder, extended to no later than September 30, 2014. Each of the Second, Third, and Fourth Forbearance Agreements expired on their own terms. During the forbearance period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Forbearance Agreements.  The Forbearance Agreements amended the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) from exceeding 1.75 to 1.0.  We were not in compliance with the applicable leverage ratio covenant in the Loan Agreement, as amended by the Forbearance Agreements, at September 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively.

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

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by the written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off debt obligations owed to the Bank, under the Loan Agreement.  Additionally, the Company retained approximately $1.27 million for general corporate purposes.

On December 22, 2014, we entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in all of Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. We utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to the Bank, plus breakage fees on a related interest swap of $217,220 under the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants more fully described in Note 9 – Debt to our condensed consolidated financial statements included in this Form 10-Q.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. We would be unable to pay the obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing.

We have incurred an operating loss of $2.9 million for the nine months ended December 31, 2014. At December 31, 2014, we had cash and cash equivalents of $1,278,667, of which $14,068 is located in China and which we may not be able to repatriate for use in the U.S. without undue cost or expense, if at all. Approximately 54% of our accounts receivable are at risk of not being converted to cash in a timely manner due to a bankruptcy filing made by one of our customers, GT Advanced Technologies, Inc., or GTAT. We have recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the contract terms of the GTAT purchase agreement. The claim is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. We cannot be certain that we will be successful in recovering the full amount of our losses.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase our backlog and throughput. We may need to secure additional capital to support our near-term business plans. In addition, we must change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects which do not efficiently use our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions We plan to closely monitor our expenses and, if required, will further reduce operating costs to enhance liquidity. For the first nine months ended December 31, 2014, our revenues and profit margins have not improved significantly when compared to first nine months ended December 31, 2013. As such, net cash provided by operating activities have not been positive.

The condensed consolidated financial statements for the three and nine months ended December 31, 2014 and the year ended March 31, 2014, or fiscal 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $9.7 million at December 31, 2014 and to continue as a going concern is dependent upon the successful execution of an effective operating plan and our ability to timely secure additional long-term financing, if available. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended December 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2014 and 2013 are unaudited, but in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K, for the fiscal year ended March 31, 2014, or 2014 Form 10-K, filed with the SEC.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT	December 31, 2014	March 31, 2014
Land	$110,113	$110,113
Building and improvements	3,261,680	3,261,680
Machinery equipment, furniture and fixtures	8,943,410	8,889,051
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,380,771	12,326,412
Less: accumulated depreciation	(6,470,941)	(5,837,200)
Total property, plant and equipment, net	$5,909,830	$6,489,212

Depreciation expense for the three and nine months ended December 31, 2014 and 2013 was $206,475 and $633,741, and $213,682 and $682,426, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS	December 31, 2014	March 31, 2014
Cost incurred on uncompleted contracts, beginning balance	$9,960,072	$6,180,839
Total cost incurred on contracts during the period	9,529,800	25,579,089
Less cost of sales, during the period	(12,884,553)	(21,799,856)
Cost incurred on uncompleted contracts, ending balance	$6,605,319	$9,960,072
Billings on uncompleted contracts, beginning balance	$4,702,070	$1,882,546
Plus: Total billings incurred on contracts, during the period	13,025,678	23,887,587
Less: Contracts recognized as revenue, during the period	(14,311,895)	(21,068,063)
Billings on uncompleted contracts, ending balance	$3,415,853	$4,702,070
Cost incurred on uncompleted contracts, ending balance	$6,605,319	$9,960,072
Billings on uncompleted contracts, ending balance	3,415,853	4,702,070
Costs incurred on uncompleted contracts, in excess of progress billings	$3,189,466	$5,258,002

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the recovery amounts can be estimated reliably and realization is probable. As of December 31, 2014 and March 31, 2014, we had deferred revenues totaling $1,178,114 and $1,461,689, respectively. Deferred revenues represent customer prepayments on contracts and completed contracts on which all revenue recognition criteria were not met. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive loss. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The contracts with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 – OTHER CURRENT ASSETS	December 31, 2014	March 31, 2014
Debt issue costs	$245,417	$--
Prepaid insurance	189,162	229,727
Payments advanced to suppliers	148,008	196,534
Collateral deposit	76,852	--
Other	16,071	34,984
Total	$675,510	$461,245

NOTE 7 – OTHER NONCURRENT ASSETS	December 31,2014	March 31, 2014
Deferred loan costs	$253,975	$105,395
Deferred loan costs, amortization of	(177,771)	--
Total	$76,204	$105,395

NOTE 8 – ACCRUED EXPENSES	December 31, 2014	March 31, 2014
Provision for contract losses	$2,669,711	$3,259,103
Accrued interest expense	396,062	--
Accrued compensation	246,923	320,419
Interest rate swaps market value	--	231,783
Other	32,491	81,723
Total	$3,345,187	$3,893,028

Our contract loss provision includes approximately $2.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement. The claim in the arbitration is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. In December 2014, our Board of Directors passed a resolution reducing compensation and fees paid to our chairman for his service as our principal executive officer and each member of the Board of Directors to zero. Accrued interest expense includes $396,062 for deferred interest costs in connection with the Utica Credit Loan Note due November 2018.

NOTE 9 – DEBT	December 31, 2014	March 31, 2014
Utica Credit Loan Note due November 2018	$3,688,889	$--
Revere Term Loan and Notes due December 2015	2,250,000	--
MDFA Series A Bonds	--	3,559,375
MDFA Series B Bonds	--	599,634
Obligations under capital leases	40,779	48,833
Total debt	$5,979,668	$4,207,842
Less: Short-term debt	$2,250,000	$4,169,771
Less: Current portion of long-term debt	$933,481	$--
Total long-term debt, including capital lease	$2,796,187	$38,071

Term Loan and Security Agreement

On December 22, 2014, we entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in all of Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA and the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. We utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off MDFA Bond obligations owed to the Bank plus breakage fees on a related interest swap of $217,220 under the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by us for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $750,000 at December 31, 2014. We were in compliance with all covenants under the TLSA at December 31, 2014.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA, with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with interest on the unpaid principal balance of the Credit Loan Note at an interest rate equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. At December 31, 2014 the rate of interest on the debt under the LSA was 10.8%. In addition, upon payment of all obligations of the debt under the LSA before or on the maturity date, Ranor will be required to pay Utica deferred interest ranging from $166,000 during the first twelve months of the term to $498,000 at any time after the forty-eighth month of the term. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business or (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions of these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would be an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million to pay off, or complete a refinancing of, debt obligations owed to the Bank under the Loan Agreement. We retained approximately $1.27 million for general corporate purposes.

MDFA Series A and B Bonds

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds together with the Series A Bonds, the Bonds. The proceeds of such sales were loaned to us under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, MDFA and the Bank (as Bond owner and Disbursing Agent), or the MLSA. The proceeds from the sale of the Series A Bonds were used to finance the Ranor facility acquisition and 19,500 sq. ft. expansion of Ranor’s manufacturing facility in Westminster, Massachusetts, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. At March 31, 2014, we were not in compliance with the leverage ratio coverage covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants at March 31, 2014, as the actual leverage ratio was 3.81 to 1.0.

On May 30, 2014, in connection with the execution of the LSA, the Company paid down approximately $2.0 million of our obligation under the Series A Bonds owed to the Bank, and paid off the remaining balance ($576,419) of the Series B Bonds in full. We also terminated the interest rate swap which hedged the cash flows of the Series B Bonds. We paid a breakage fee of $29,448 for early termination of the interest rate swap for the Series B Bonds and recorded the amount as interest expense in our statement of operations.

On December 22, 2014, we entered into a Term Loan and Security Agreement with Revere High Yield Fund, LP. We utilized approximately $1.45 million of the proceeds of the Notes to pay off loan obligations owed under the Series A Bonds in full, plus breakage fees on a related interest swap of $217,220.

Derivative Instruments

Through December 22, 2014, we held two interest rate swap contracts, which were designated as cash flow hedges, to hedge our interest rate exposure on the underlying Series A Bonds and Series B Bonds under the MLSA. We recorded the fair value of the contracts in our consolidated balance sheet with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Because the critical terms of the interest rate swap changed following the execution of the LSA in the first quarter of the fiscal year ended March 31, 2015, or fiscal 2015, we terminated the Series B Bonds interest rate swap, and de-designated our Series A Bonds interest rate swap in the second quarter of fiscal 2015. As a result, in the second quarter of fiscal 2015, we reclassified $248,464 from Accumulated Other Comprehensive Income to the statement of operations on the interest expense line. The outstanding fair value interest rate swap recorded in current liabilities on our balance sheet was $0 and $231,784 on December 31, 2014 and March 31, 2014, respectively. We terminated the interest rate swap which hedged the cash flows of the Series A Bonds on December 22, 2014. We paid a breakage fee of $217,220 for early termination of the interest rate swap for the Series A Bonds and recorded the amount as interest expense in our statement of operations.

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

Forbearance Agreements

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

On May 30, 2014, we and the Bank entered into the Second Forbearance Agreement. Under the Second Forbearance Agreement, the Bank has agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period.

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

On August 12, 2014, the Company and the Bank entered into the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we were required to retain a management consultant acceptable to the Bank and continued to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by Forbearance Agreements. If the Bank had demanded full repayment of the amounts we owed the Bank, we would have been unable to pay the obligation as we did not have existing facilities or sufficient cash on hand to satisfy these obligations. We were not in compliance with the leverage ratio covenant at September 30, 2014 or March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased another replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018 and the required monthly payments of principal and interest increased to $1,117. The amount of the lease recorded in property, plant and equipment, net as of December 31, 2014 and March 31, 2014 was $37,732 and $46,420, respectively.

NOTE 10 - INCOME TAXES

At the end of each interim period, we make an estimate of our annual U.S. and China expected effective tax rates. For the three months ended December 31, 2014 we recorded zero ($0) tax expense.  For the nine months ended December 31, 2014, we recorded a tax benefit of $152,792 as a result of the reclassification of a loss on an interest rate swap from other comprehensive income. The lack of any other tax benefits for the nine months ended December 31, 2014 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

At December 31, 2014, our federal net operating loss carryforward was approximately $8.0 million. If not utilized, the federal net operating loss carryforward will begin to expire in 2025. Section 382 of the Internal Revenue Code, as amended, provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize some of these carryforwards on a yearly basis due to an ownership change in connection with the acquisition of Ranor in 2006.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $6,669 and $15,503 for the nine months ended December 31, 2014 and 2013, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and the Board of Directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. The Board of Directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and, at December 31, 2009, each share of Series A Convertible Preferred Stock was convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, as of December 31, 2014 and March 31, 2014, there were 2,519,638 and 3,238,598 common shares, respectively, underlying the Series A Convertible Preferred Stock.

Upon any liquidation we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

During the nine months ended December 31, 2014 there were 550,000 shares of Series A Convertible Preferred Stock converted into 718,954 shares of common stock. At December 31, 2014 and March 31, 2014, we had 1,927,508 and 2,477,508 shares, respectively, of Series A Convertible Preferred Stock outstanding.

Common Stock

We had 90,000,000 authorized common shares at December 31, 2014 and March 31, 2014, and there were 24,669,958 and 23,951,004 shares of common stock outstanding at December 31, 2014 and March 31, 2014, respectively.

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

Pursuant to the Plan, each newly elected independent director receives at the time of election, an option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1st of each year following the third anniversary of the date of the first election.
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

We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. There were 50,000 options granted during the nine months ended December 31, 2014. At December 31, 2014, 1,160,500 shares of common stock were available for grant under the Plan. The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Granted	50,000	$0.620	--	--
Forfeited	(245,000)	$0.678	--	--
Outstanding at 12/31/2014	1,160,500	$1.048	$--	6.65
Vested or expected to vest 12/31/2014	1,160,500	$1.048	$--	6.65
Exercisable at 12/31/2014	860,500	$1.107	$--	6.04

At December 31, 2014, there was $105,730 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next 27 months. The total fair value of shares vested during the nine months ended December 31, 2014 was $143,719. The activity of stock options outstanding but not vested for the nine months ended December 31, 2014 are as follows:

	Number of Options	Weighted Average
Outstanding at 3/31/2014	621,333	$0.967
Granted	50,000	$0.620
Vested	(218,334)	$0.678
Forfeited	(121,999)	$1.178
Expired	(31,000)	$1.960
Outstanding at 12/31/2014	300,000	$0.877

We made a discretionary grant outside of the Plan on June 13, 2013 of 200,000 options at an exercise price of $0.67 per share, the fair market value on the date of grant, to our non-employee directors in recognition of their additional services during the search for a new chief executive officer. The options have a term of ten years and will vest in three equal installment amounts on each of the grant date and first anniversaries of the grants and are subject to continuous service as members of the board through the second anniversary of the grant date. Although the grants were made outside of the Plan, the terms of the options are the same as those issued under the Plan.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At December 31, 2014, there were accounts receivable balances outstanding from three customers comprising 82% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2014			March 31, 2014
Customer	Dollars		Percent	Dollars		Percent
A		$1,149,948	56%		$255,360	11%
B		$267,668	13%	$	*	*
C		$263,205	13%	$	*	*
D	$	*	*		$312,576	14%
E	$	*	*		$750,146	33%
*customer total is less than 10%

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the nine months ended:

	December 31, 2014			December 31, 2013
Customer	Dollars		Percent	Dollars		Percent
A		$3,107,520	22%		$3,620,323	21%
B		$2,399,074	16%		$1,771,559	10%
C		$1,762,985	12%	$	*	* %
D	$	*	*		$2,948,045	17%
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
	Net Sales	Net Sales	Property, Plant and Equipment, Net
	Nine months ended December 31, 2014	Nine months ended December 31, 2013	December 31, 2014	March 31, 2014
United States	$13,517,788	$17,242,577	$5,909,556	$6,485,491
China	$794,107	$217,284	$274	$3,721

NOTE 16 – COMMITMENTS

On July 14, 2014, we entered into a separation, severance and release agreement, or the Separation Agreement, with Robert Francis, who served as President and General Manager of Ranor until June 23, 2014.  The Separation Agreement amends Mr. Francis’ existing Employment Agreement, dated January 27, 2012.  Pursuant to the Separation Agreement, Mr. Francis will provide transition services as a consultant to the Company and will be paid an amount equal to $19,166.66 on a monthly basis for three months.  Mr. Francis’ other benefits, including health and medical benefits, under the Employment Agreement were discontinued after June 23, 2014. There were no remaining obligations under the Separation Agreement at December 31, 2014.

We have employment agreements with our executive officers. Such employment agreements provide for minimum salary levels, adjusted annually, as well as for incentive bonuses that are payable if specified company goals are attained. The aggregate annual commitment at December 31, 2014 for future compensation during the next twelve months, excluding bonuses, was approximately $0.7 million.

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

	Three Months ended December 31, 2014	Three Months ended December 31, 2013	Nine Months ended December 31, 2014	Nine Months ended December 31, 2013
Basic and Diluted EPS
Net Loss	$(945,718)	$(757,680)	$(2,865,557)	$(3,000,255)
Basic weighted average number of shares outstanding	24,669,958	20,269,795	24,447,736	20,061,558
Dilutive effect of stock options, warrants and preferred stock	--	--	--	--
Diluted weighted average shares	24,669,958	20,269,795	24,447,736	20,061,558
Basic and Diluted loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.15)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine month periods ended December 31, 2014, there were 3,288,008 and 2,277,951 shares, respectively, and for the three and nine months ended December 31, 2013 there were 5,029,112 and 5,201,532 shares, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes herein.  This quarterly report on Form 10Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, to change the composition of our revenues and effectively reduce our operating expenses, our ability to generate business on an on-going basis, to obtain any required financing on favorable terms, to receive contract awards from the competitive bidding process, maintain standards to enable us to manufacture products to exacting specifications, enter new markets for our services, marketing and customer acceptance, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. Investors should evaluate any statements made by us in light of these important factors.

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

For several years we have been providing production services to Mevion Medical Systems, Inc., or Mevion, for the manufacture of its proprietary proton beam radiotherapy system. Presently Mevion is installing systems at five customer locations in the U.S. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for the proton beam system.  In December 2013, the first center to enter clinical commissioning with Mevion’s proton beam system began treating patients.

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

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2014 and 2013, our five largest customers accounted for approximately 66% and 56% of reported net sales.  Our sales order backlog at December 31, 2014 was approximately $13.1 million compared with a backlog of $22.9 million at March 31, 2014. Our March 31, 2014 backlog included approximately $6.1 million of orders for sapphire production furnace components for GT Advanced Technologies, Inc., or GTAT. GTAT commenced voluntary cases under Chapter 11 of the Bankruptcy Code on October 6, 2014. Approximately $1.8 million of components have been shipped to GTAT through December 31, 2014. The remaining orders have been removed from the backlog due to the uncertainty regarding the outcome of the bankruptcy.

At March 31, 2014, we were not in compliance with our financial covenants in the Loan and Security Agreement between Ranor and Santander Bank, N.A., or the  Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default at March 31, 2014, and all amounts under all of the Loan Agreement, MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds, and the Loan and Security Agreement, or the LSA, with Utica Leaseco, LLC, or Utica, were classified as a current liability at March 31, 2014 ($4.2 million).

Beginning on January 16, 2014, we entered into a series of Forbearance and Modification Agreements, in connection with the Loan Agreement. Under these Forbearance Agreements, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until September 30, 2014. During this period, we were in default under the Loan Agreement and the Bank had the right to accelerate payment of the debt in full upon 60 days' written notice.

On May 30, 2014 and on December 22, 2014 we entered into two new debt agreements with new lenders (see “Management’s  Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). The proceeds from these debt agreements ($6.4 million in total) were used to pay off amounts outstanding under the Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, MDFA and the Bank (as Bond owner and Disbursing Agent) or the MLSA, Series A Bonds and Series B Bonds and to terminate certain interest rate swaps. The proceeds from the new borrowings have improved liquidity and allowed us to emerge from the default provisions under our previous bond agreements. At December 31, 2014 we were not in default under any of our debt agreements.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. We would be unable to pay the obligation as we do not have existing credit facilities or sufficient cash on hand to satisfy these obligations and would need to seek alternative financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2014 Form 10-K. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2014, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customer’s demand for new and existing products. Our results of operations are affected by our success in booking new contracts, our rate of progress in the fulfillment of our obligations under our contracts, customer acceptance of the finished product, timing of deliveries of ordered products and when we are able to recognize the related revenue. A delay in customer acceptance, deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing revenue on contracts. We need to rebuild our backlog with orders from our key customers and continue to execute to the business plan we developed in our first quarter that has the immediate goal of realigning and stabilizing our cost structure so we can return to profitability, even at current lower revenue levels.

Three Months Ended December 31, 2014 and 2013

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013		Changes Period Ended December 31, 2014 to 2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,511	100%	$5,167	100%	$(1,656)	(32)%
Cost of sales	3,170	90%	4,395	85%	(1,225)	(28)%
Gross profit	341	10%	772	15%	(431)	(56)%
Selling, general and administrative	705	20%	1,433	28%	(728)	(51)%
Loss from operations	(364)	(10)%	(661)	(13)%	297	45%
Other income (expense), net	--	--%	(16)	--%	16	nm
Interest expense	(582)	(17)%	(80	(2)%	(502)	nm
Total other expense, net	(582)	(17)%	(96)	(2)%	(486)	nm
Loss before income taxes	(946)	(27)%	(757)	(15)%	(189)	(25)%
Income tax expense	--	--%	--	--%	--	nm
Net Loss	$(946)	(27)%	$(757)	(15)%	$(189)	(25)%

nm – not meaningful

Net Sales

For the three months ended December 31, 2014, net sales decreased by $1.6 million, or 32%, to $3.5 million. By market sector, Net Sales  decreased in our naval/maritime group by $1.3 million or 54% on lower demand for products from certain defense customers,  decreased in our energy group by $0.3 million or 26% because of delayed shipments and soft energy contract demand, and  decreased in our precision industrial group by less than 1% on flat demand quarter over quarter. Certain customers have not achieved anticipated demand levels for their products and have delayed orders under our purchase and sale agreements.

Additional shipments for sapphire production furnaces were delayed under a purchase agreement with GTAT, which has indicated a desire to reduce the number of units ordered under the contract. We have been unable to replace the delayed GTAT production units originally scheduled in fiscal 2015 with new orders in a timely manner. We have filed a demand for arbitration under the terms of the agreement. GTAT’s bankruptcy filing on October 6, 2014 causes and automatic stay suspending administration of the arbitration and the  claim in the arbitration is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings. Manufacturing activities and shipments under this contract have been suspended until a settlement can be reached among the parties.

Cost of Sales and Gross Margin

Actual production levels were lower than planned and resulted in under absorbed overheads for the period. Our cost of sales for the three months ended December 31, 2014 decreased by $1.2 million, or 28%, on lower sales volume.  Gross margins during the three months ended December 31, 2014 were 10% compared with 15.0% for the same period in fiscal 2014. Fiscal 2015 margins were dampened by under absorbed overhead of approximately $1.3 million. Fiscal 2014 margins were also negatively impacted by low margin contracts and under absorbed overhead. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended December 31, 2014 were $0.7 million or 51% lower when compared with the same period in fiscal 2014.  Our Board of Directors reduced compensation and fees to zero for services rendered by our chairman for his service as our principal executive officer and Directors. As a result approximately $0.3 million of accrued fees and compensation were reversed during the third quarter. In addition, other expenses for employee compensation and benefits decreased by $0.4 million. SG&A spending for outside advisory services increased 10% over the same period in fiscal 2014.

Other Income (Expense)

Three months ended:	December 31, 2014	December 31, 2013	$ Change	% Change
Other income (expense), net	$157	$(15,398)	$15,555	nm
Interest rate swaps	$(217,220)	$--	$(217,220)	nm
Interest expense	$(113,565)	$(56,431)	$(57,134)	nm
Interest expense: non-cash	$(251,417)	$(24,371)	$(227,046)	nm
nm – not meaningful

We terminated our Series A Bond interest rate swap contract on December 22, 2014. Interest expense increased for the three months ended December 31, 2014 due to higher rates related to our new debt financing under an LSA with Utica. Non–cash interest expense reflects higher amounts of amortization for deferred loan costs and deferred interest costs in connection with the LSA.

Income Taxes

For the three months ended December 31, 2014 we recorded zero tax expense in our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

Our net loss was $0.9 million, or $0.04 per share basic and fully diluted, for the three months ended December 31, 2014, as compared to net loss of $0.8 million, or $0.04 per share basic and fully diluted, for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 and 2013

The following table sets forth information from our statements of operations for the nine months ended December 31, 2014 and 2013, in dollars and as a percentage of revenue:
	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013			Changes Period Ended December 31, 2014 to 2013
(dollars in thousands)	Amount	Percent		Amount	Percent		Amount	Percent
Net sales	$14,312	100%		$17,460	100%		$(3,148)	(18	) %
Cost of sales	12,885	90%		15,540	89%		(2,655)	(17	) %
Gross profit	1,427	10%		1,920	11%		(493)	(26	) %
Selling, general and administrative	3,244	23%		4,689	27%		(1,445)	(31)%
Loss from operations	(1,817)	(13)%		(2,769)	(16	) %	952	34%
Other income	(1)	-%		(13)	--%		12	nm
Interest expense	(1,200)	(8	) %	(218)	(1	) %	(982)	nm
Total other expense, net	(1,201)	(8	) %	(231)	(1	) %	(970)	nm
Loss before income taxes	(3,018)	(21	) %	(3,000)	(17	) %	(18)	--%
Income tax benefit	(153)	(1	) %	--	--%		(153)	nm
Net Loss	$(2,865)	(20	) %	$(3,000)	(17	) %	$135	4%
nm – not meaningful

Net Sales

Increases and decreases in net sales are reflective of the frequent changes in orders we see from our customers as they gauge customer demand for new and existing products. Net sales decreased by $3.1 million, or 18%, to $14.3 million for the nine months ended December 31, 2014 when compared to the same period last year.  By market sector, Net sales decreased by $3.1 million in the navy/maritime markets on lower volume, decreased by 2% in the energy markets on softer demand, and decreased by less than 1% in the precision industrial sector. Certain customers have not achieved anticipated demand levels for their products and have delayed orders under our purchase and sale agreements.

Additional shipments of sapphire production furnaces were delayed under a purchase agreement with GTAT, which has indicated a desire to reduce the number of units ordered under the contract. We have been unable to replace the delayed GTAT production units originally scheduled for fiscal 2015 with new orders in a timely manner. We have filed a demand for arbitration under the terms of the agreement. GTAT’s bankruptcy filing on October 6, 2014 causes an automatic stay suspending administration of the arbitration and the  claim in the arbitration is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings. Manufacturing activities and shipments under this contract have been suspended until a settlement can be reached among the parties.

Cost of Sales and Gross Margin

Our cost of sales for the nine months ended December 31, 2014 decreased by $2.6 million to $12.9 million on lower sales volume. Gross margins were 10% and 11% for the same comparable nine month periods. Gross profit was $1.4 million or 26% lower in fiscal 2015 when compared with the same nine month period in fiscal 2014. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Under absorbed overhead of $2.4 million dampened our gross profit and gross margin for the period ended December 31, 2014. For the nine months period ended December 31, 2013, certain low margin projects and contract losses dampened gross margin. Gross profit for the nine months period ended December 31, 2013 included additional contract losses of approximately $2.0 million, a majority of which were incurred on the initial units of certain turbine base components manufactured by our Ranor subsidiary.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2014 were $3.2 million compared to $4.7 million for nine months ended December 31, 2013, representing a decrease of $1.4 million or 31%.  Primary drivers of this decrease in expense were reduced spending of approximately $1.4 million for compensation and benefits. Our Board of Directors passed a resolution to reduce compensation and fees to zero for services rendered by our chairman for his service as our principal executive officer and Directors. As a result approximately $0.3 million of accrued fees and compensation were reversed during the third quarter.

Other Income (Expense)

The following table reflects other income (expense), interest rate swaps and interest expense for the nine months ended:

Nine months ended	December 31, 2014	December 31, 2013	$ Change	% Change
Other income (expense), net	$(927)	$(13,146)	$(12,219)	93%
Interest rate swaps	$(246,668)	$--	$(246,668)	nm
Interest expense	$(380,294)	$(194,258)	$(186,036)	nm
Interest expense: non-cash	$(573,834)	$(24,317)	$(549,517)	nm
nm – not meaningful

We recorded a breakage fee of $217,220 in connection with the termination of our Series A Bond interest rate swap in the third quarter.   Interest expense for the nine months ended December 31, 2014 was higher due to higher rates related to our forbearance agreements and new debt financing. Non–cash interest expense reflects higher amounts of amortization for deferred loan costs and deferred interest cost in connection with the LSA.

Income Taxes

For the nine months ended December 31, 2014, we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss

As a result of the factors described above, our net loss was $2.8 million or $0.12 per share basic and fully diluted, for the nine months ended December 31, 2014, compared to a net loss of $3.0 million, or $0.15 per share basic and fully diluted, for the nine months ended December 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the First Forbearance Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014. The First Forbearance Agreement expired on March 31, 2014, and the Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014 as a current liability.

On May 30, 2014, July 1, 2014 and August 12, 2014, the Company and the Bank entered into separate Second, Third and Fourth Forbearance and Modification Agreements, respectively, or collectively with the First Forbearance Agreement, the Forbearance Agreements. Under each Forbearance Agreement, the Bank agreed to extend the forbearance period and to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement. The Second Forbearance Agreement was signed on May 30, 2014 and was retroactive to April 1, 2014 and the Fourth Forbearance extended the forbearance period to no later than September 30, 2014. Each Forbearance Agreement expired on its own terms. During the forbearance period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Forbearance Agreements.  The Forbearance Agreements amended the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) from being greater than 1.75 to 1.0.  We were not in compliance with the applicable leverage ratio covenant in the Loan Agreement, as amended by the Forbearance Agreements at September 30, 2014 or at March 31, 2014, as the actual leverage ratio was 4.4 to 1.0 and 3.8 to 1.0, respectively.

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with interest on the unpaid principal balance of the Credit Loan Note at an interest rate equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. In addition, upon payment of all obligations of the debt under the LSA before or on the maturity date, Ranor will be required to pay to Utica deferred interest ranging from $166,000 during the first twelve months of the term to $498,000 at any time after the forty-eighth month of the term. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

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

On December 22, 2014, we entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a Term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in all of Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. We utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off loan obligations owed to the Bank, plus breakage fees on a related interest swap of approximately $220,000 under a previous the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances ranging from $400,000 to $820,000. We were required to maintain a cash balance of $750,000 at December 31, 2014. We were in compliance with all covenants under the TLSA at December 31, 2014.

At December 31, 2014, we had cash and cash equivalents of $1,278,667, of which $14,068 is located in China and may not be able to be repatriated for use in the U.S. without undue cost or expense, if at all. We have incurred a net loss of $0.9 million and $2.8 million for the three months and nine months ended December 31, 2014, respectively.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our business plans.

The condensed consolidated financial statements for the three and nine months ended December 31, 2014, and for the year ended March 31, 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $9.7 million at December 31, 2014 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure additional long-term financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping, which, in the past, were not an efficient use of our manufacturing capacity. Also, we must reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the volume and composition of revenue and reducing costs, we believe that we would begin to reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

Our failure to obtain additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of the LSA or the TLSA Agreement. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Our liquidity is highly dependent on our ability to improve our sales, gross profit and operating income. If we successfully secure an acceptable financing facility and execute on our business plans, then we believe that our available cash, together with additional reductions in operating costs and capital expenditures, will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

At December 31, 2014 and March 31, 2014, we had negative working capital of $1.3 million and $2.0 million, respectively. Existing cash and proceeds from the TLSA with Revere and the LSA with Utica were used to fund operating, investing and financing activities. The following tables set forth the changes in the principal components of our cash flows and working capital for the periods presented:

(dollars in thousands)	December 31, 2014	March 31, 2014	Change Amount	Percentage Change
Cash and cash equivalents	$1,279	$1,087	$192	17%
Accounts receivable, net	$2,060	$2,280	$(220)	(10)%
Costs incurred on uncompleted contracts	$3,189	$5,258	$(2,069)	(39)%
Inventory - raw materials	$222	$293	$(71)	(24)%
Other current assets	$675	$461	$(214)	(46)%
Current deferred tax assets	$991	$991	$--	--%
Accounts payable	$1,775	$2,888	$(1,113)	(39)%
Trade notes payable	$205	$--	$205	nm %
Accrued expenses	$3,345	$3,893	$(548)	(14)%
Deferred revenues	$1,178	$1,462	$(284)	(19)%
Short-term debt	$3,183	$4,170	$(987)	(24)%
nm- not meaningful

(dollars in thousands) Cash flows provided by (used in):	December 31, 2014	December 31, 2013	Change Amount
Operating activities	$(1,272)	$1,824	$(3,096)
Investing activities	(54)	(54)	--
Financing activities	1,518	(1,099)	2,617
Effects of foreign exchange rates on cash	--	1	(1)
Net increase in cash and cash equivalents	$192	$672	$(480)

Operating activities

Our primary source of cash is from accounts receivable collections and from customer advance payments for purchase of materials and project progress payments. We use our cash for procurement of materials for projects and to pay salaries and benefits and other operating costs. Our cash flows can fluctuate significantly from period to period as the timing of our cash collections mix between advance payments made before and payments made after shipment of finished goods. Cash used in operations for the nine months ended December 31, 2014 was $1.3 million compared with cash provided by operations of $1.8 million for the nine months ended December 31, 2013. At December 31, 2014, approximately 54% of our accounts receivable were at risk of not being paid in a timely manner due to a contract dispute with one of our customers who filed for bankruptcy. Cash used in operations for the nine months ended December 31, 2014 exceeded cash collected due to lower levels accounts receivables and customers advanced payments due to lower than expected project volume. During the nine months ended December 31, 2013, cash sourced from accounts receivables and advanced payments exceeded cash used in operations. During fiscal 2014 we received $2.9 million in advance payments, primarily in connection with the production ramp for production of sapphire furnace components.

Investing activities

The nine month periods ended December 31, 2014 and December 31, 2013 were marked by cash outflows for capital spending for new equipment of $54,096 and $53,941, respectively.

Financing activities

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  In connection with the execution of the LSA, the Company paid approximately $2.65 million to pay off debt obligations owed to the Bank under the February 2006 Loan Agreement. The remaining proceeds from the debt were used to fund our operations.

On December 22, 2014, we entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note and the Second Loan Note. We utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to pay off loan obligations owed to the Bank plus breakage fees on a related interest swap of approximately $217,220 under the Loan Agreement with the Bank.

For the nine months ended December 31, 2014, we used cash of $4.6 million to pay off our MLSA Bonds and to make principal payments on our outstanding debt. We also made payments of approximately $0.3 million to outside advisors to raise new debt. All of the above activity resulted in a net increase in cash for the nine months ended December 31, 2014 of $0.2 million, compared with a net increase in cash of $0.7 million for the nine months ended December 31, 2013. We have no off-balance sheet assets or liabilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our  chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on the evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on July 15, 2014, or the 2014 Form 10-K.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We are making progress remediating the material weakness identified and described in the 2014 Form 10-K. Notwithstanding the material weakness described in Item 9A of the 2014 Form 10-K, we believe our condensed consolidated statements presented in this quarterly report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the nine months ended December 31, 2014, we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described above and in Item 9A of the 2014 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 2014, GTAT, together with certain of its direct and indirect subsidiaries, or collectively, the GTAT Group, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire.   The GTAT Group’s bankruptcy filing causes an automatic stay in any arbitration proceedings in which the GTAT Group is involved, including the arbitration proceeding with Ranor, Inc., or the Ranor Arbitration, as previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 and September 30, 2014, and the Company’s Form 8-K filed with the SEC on October 22, 2014.  The automatic stay under the Bankruptcy Code stayed the arbitration with the GTAT Group as a matter of law. The Company’s claim asserted in the Ranor Arbitration is now asserted as an unsecured creditor claim in the GTAT Group’s bankruptcy case.

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

As of December 31, 2014, we had $1.3 million of cash and cash equivalents. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments for materials and customer payments made after shipment of finished goods. Assuming no additional debt or equity financing is consummated, we believe that our existing cash and cash equivalents and expected revenue from operations may not be sufficient to meet our operating and capital requirements through the near-term, although changes in our business, whether or not initiated by us, may cause us to deplete such cash and cash equivalents available to us at a quicker rate. We must obtain additional financing in order to continue our operations beyond the near-term. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection. Any decision to seek stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during the near-term. In addition, if we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock and our preferred stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Item 6. Exhibits

Exhibit No.	Description
4.1
Term Loan and Security Agreement dated December 22, 2014, by and between Revere High Yield Fund, LP and Ranor, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 29, 2014 and incorporated herein by reference).

4.2
Term Note in the original principal amount of $1,500,000 in the name of Revere High Yield Fund, LP dated December 22, 2014 (Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 and incorporated herein by reference).

4.3
Term Note in the original principal amount of $750,000 in the name of Revere High Yield Fund, LP dated December 22, 2014 (Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 and incorporated herein by reference).

4.4
Guaranty Agreement, dated December 22, 2014, by and between TechPrecision Corporation and Revere High Yield Fund, LP (Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 and incorporated herein by reference).

10.1
Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2014 and incorporated herein by reference).

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

TECHPRECISION CORPORATION (Registrant)

Dated: February 17, 2015	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document