Form 10-K
period 2015-03-31
TECHPRECISION CORP
filed 2015-06-29
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

992 Old Eagle School Road Suite 909 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(484) 693-1700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☒	No

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.1 million.

The number of shares outstanding of the registrant’s common stock as of June 22, 2015 was 24,669,958.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

Our Business

We are a global manufacturer of precision, large-scale fabricated and machined metal components and systems. We offer a full range of services required to transform metallic raw materials into precise finished products. We sell these finished products to customers in three main industry groups: Defense, Energy and Precision Industrial. The finished products are used in a variety of markets including: alternative energy, medical, nuclear, defense, industrial, and aerospace. Our mission is to be the leading end-to-end global service provider to our markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

About Us

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of our wholly-owned subsidiary Ranor, Inc., or Ranor. Ranor, together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, our primary business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation. Our acquisition of Ranor was accounted for as a reverse acquisition.

Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People’s Republic of China, or China, located in Wuxi City, Jiangsu Province, China, is another of our wholly-owned subsidiaries out of which we manufacture and service products for our customers in Asia.

Our executive offices are located at 992 Old Eagle School Road, Wayne, Pennsylvania 19087, in the western suburbs of Philadelphia, PA and our telephone number is (484) 693-1700. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

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

Our operations in China are conducted through WCMC. WCMC, through its subcontractors, provides large-scale precision component fabrication and machining solutions in Asia. WCMC is positioned to provide our customers in Asia with quality, durable, and efficient current and next-generation components that address industry-specific needs. WCMC is licensed in China as a trading company, allowing it to contract freely with multiple manufacturers within China to source the manufacturing capacity and expertise required by our customers and their product designs. In February 2012, WCMC received certification that its Quality Management Systems comply with the requirements of ISO 9001: 2008 indicating that WCMC operates to this international standard. At March 31, 2015, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we utilize the WCMC entity moving forward.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency.  Generally, we do not design the products we manufacture, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific products within the capability of our resources.

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

In addition to manufacturing services, WCMC has provided field service repairs for our customers who have their proprietary equipment deployed and operating at their customer locations within Asia.

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

Precision Industrial:
Components and major assemblies for proton beam accelerators for cancer treatment
Production chambers to manufacture multi-crystalline and mono-crystalline solar panels
Polysilicon production chambers
Production chambers for sapphire growth systems
Wind turbine components
Vacuum chambers
Food processing equipment
Chemical processing equipment
Pressure vessels

Source of Supply

Manufacturing operations are partly dependent on the availability of raw materials. Raw material requirements vary with each contract and are dependent upon customer requirements and specifications. We have established relationships with numerous suppliers. We consistently seek to initiate new contacts in order to establish alternate sources of material supply to reduce our dependency on any one supplier. The purchase of raw material is subject to the customer’s purchase order requirements, and is not based on speculation or long-term contract awards. Some contracts require the use of customer-supplied raw materials in the manufacture of their product.

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, titanium, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2015, or fiscal 2015, a single supplier, Steel Industries, Inc., accounted for approximately 12% of our purchased material. In the fiscal year ended March 31, 2014, or fiscal 2014, a single supplier, Scot Forge, accounted for approximately 10% of our purchased material. There was no other single supplier that provided 10% or more of purchased raw materials in fiscal 2015 or fiscal 2014.

Marketing

While we have had significant customer concentration over the past three years, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and also initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and trade show participation. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2015 and fiscal 2014.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our top seven customers generated approximately 79% and 72% of our total revenue in fiscal 2015 and fiscal 2014, respectively. Our group of largest customers can change from year to year. Our largest customer in fiscal 2015 and fiscal 2014, a large prime defense contractor, accounted for 19% of our net sales during both fiscal 2014 and fiscal 2015 and is engaged in the development, delivery and support of advanced defense, security and aerospace systems. Our second largest customer in fiscal 2015 was Mevion Medical Systems, Inc., or Mevion, which accounted for 16% of our net sales. Mevion is a radiation therapy company dedicated to advancing the treatment of cancer. We build components and major assemblies for Mevion’s Proton Therapy Systems which are being installed at certain institutions throughout North America.

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

The revenue derived from all of our customers in the designated industry groups during fiscal 2015 and fiscal 2014 are highlighted within the table below (dollars in thousands):

For the year ended March 31,	2015		2014
Net Sales	Amount	Percent	Amount	Percent
Defense	$9,929	55%	$9,680	46%
Energy	$2,253	12%	$4,193	20%
Precision Industrial	$6,051	33%	$7,195	34%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by individual customers in their specific markets that accounted for 10% or more of our revenue in either fiscal 2015 or fiscal 2014 (dollars in thousands):

For the year ended March 31,	2015				2014
Net Sales	Amount		Percent		Amount		Percent
Defense		$3,526	19%			$3,984	19%
Energy	$	*	*	%	$	*	* %
Precision Industrial Customer 1	$	*	*	%		$2,955	14%
Precision Industrial Customer 2		$2,958	16%			$2,069	10%
* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2015, we had a backlog of orders totaling approximately $14.3 million. We expect to deliver the backlog over the course of the next two fiscal years. As of May 31, 2015, our backlog was $12.1 million. The comparable backlog at the end of fiscal 2014 was $22.9 million. Included in the March 31, 2014 backlog was $5.5 million which has been cancelled pending the outcome of a bankruptcy filing by one of our customers. For fiscal 2015 and fiscal 2014, WCMC generated $0.8 million and $0.2 million of our total revenue, respectively. A downturn in demand for alternative energy components and a transfer of manufacturing back to the United States by WCMC’s largest customer has limited our ability to scale larger order volumes for WCMC in China.

Competition

We face competition from both domestic and foreign manufacturers in the manufacture of metal fabricated and machined precision components and equipment. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, have greater resources at their disposal, and have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.

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

Government Regulations

Although we have a limited number of contracts with government agencies, a significant portion of our manufacturing services are provided as a subcontractor to prime government contractors. Such prime government contractors are subject to government procurement and acquisition regulations which give the government the right to termination for convenience, certain renegotiation rights, and rights of inspection. Any government action which affects our customers who are prime government contractors would affect us.

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

Environmental Compliance

We are subject to compliance with United States federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2015 and 2014 were not material.

Intellectual Property Rights

Presently, we have no registered intellectual property rights other than certain trademarks for our name and other business and marketing materials In the course of our business we develop know-how for use in the manufacturing process. Although we have non-disclosure policies in place with respect to our personnel and in our contractual relationships, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

Personnel

As of March 31, 2015, we had approximately 109 full-time employees, of whom 29 are salaried and 80 are hourly. Of those employees, two employees are located in China at WCMC, and two are located at our executive office in Wayne, Pennsylvania. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

We believe the following are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We have a significant amount of outstanding debt and have incurred operating losses for the past three years. These and other factors raise substantial doubt about our ability to continue as a going concern.

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by the written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to the Bank, under the Loan Agreement.  Additionally, the Company retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

On December 22, 2014, Ranor entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full certain debt that was then outstanding as well as to pay certain fees associated with the repayment of such debt. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants more fully described in Note 8 – Debt to our consolidated financial statements included in this Annual Report on Form 10-K.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. We would need to seek alternative financing to pay these obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

We incurred operating losses of $3.6 million and $7.1 million for the periods ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had cash and cash equivalents of $1.3 million. Approximately $14,000 is located in China which we may not be able to repatriate for use in the United States without undue cost or expense, if at all.

The consolidated financial statements for the fiscal years ended March 31, 2015 and 2014 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities of $7.7 million at March 31, 2015 and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income.  Our failure to service our current debt and obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our LSA and TLSA. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering, as well as a lower trading level for our common stock.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects, rather than custom first article and prototyping projects which do not efficiently utilize our manufacturing capacity, and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations.

Doubts about our ability to continue as a going concern may have an adverse effect on our customer and supplier relationships.

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

We have recorded net losses in each of the last three fiscal years, and we cannot be certain that we will regain profitability in the future.

Our operating results historically have been difficult to predict and have at times significantly fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our common stock would likely decline. Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.

We are limited in our inability to use a short form registration statement on Form S-3 may affect our ability to access the capital markets, if needed.

A Registration Statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1.

To be eligible to use Form S-3 for a registered offering of our securities to investors, either (1) the aggregate market value of our common stock held by non-affiliates would have to exceed $75 million or (2) our common stock would have to be listed and registered on a national securities exchange. Currently, we do not meet either of those eligibility requirements and are therefore precluded from using a Form S-3 in connection with a registered offering of our securities to investors.

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

In particular, the TLSA contains a cash covenant that requires that we maintain minimum month-end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $500,000 at March 31, 2015. We may have to raise capital in the future for the purpose of meeting the cash covenant contained in the TLSA, and, if we are able to raise capital in the future, this covenant may serve to restrict how we can use this capital. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

We have identified a material weakness in our internal control over financial reporting, and if we fail to remediate this material weakness and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our published financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of March 31, 2015, management identified a material weakness in the Company's internal control over financial reporting. Specifically, we did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system. As a result of this material weakness, we made certain post-closing adjustments to work-in-process and cost of sales. The adjustments corrected inputs for certain project costs related to losses on future sales commitments at our Ranor subsidiary. The adjustments were made after our first general ledger closing at year end and were not reconciled in a timely manner.

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

We face competitive pressures from both domestic and foreign manufacturers in each of the markets we serve.  No one company dominates the industry in which we operate.  Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.

Some competitors may be better known, with greater resources at their disposal, and some may have lower production costs.  For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract.  For other products, we may be competing against foreign manufacturers who have a lower cost of production.  If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products.  In such event, we would be at a disadvantage in seeking to obtain that contract.  We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.  Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales.  To remain competitive, we will need to invest continuously in manufacturing, product development and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

Demand in our end-use markets can be cyclical, impacting the demand for the products we produce.

Demand in our end-use markets, including companies in the renewable energy (solar and wind), medical, nuclear, defense, industrial, and aerospace industries, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

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

Costs of certain critical raw materials, such as inconel, titanium, stainless steel, high strength steel and other alloys, among others, have been volatile due to factors beyond our control.  Raw material costs are included in our contracts with customers but in some cases we are exposed to changes in raw material costs from the time purchase orders are placed to when we purchase the raw materials for production.  Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

In addition, the availability of these critical raw materials is subject to factors that are not within our control.  In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

If suppliers increase the price of critical raw materials or are unwilling or unable to meet our demand, we may not have alternative sources of supply.  In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing the necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

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

Failure to obtain and retain skilled technical personnel could adversely affect our operations.

Our production facilities in both the U.S. and China require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

A significant portion of our manufacturing and production facilities are situated in only a few locations around the world, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

We operate manufacturing and production facilities in Wuxi, China and Westminster, Massachusetts. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around these manufacturing and production facilities.  As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered.  Our financial condition and results of our operations could be materially adversely affected were such events to occur.

Our production facilities are energy-intensive and we rely on third parties to supply energy consumed at our production facilities.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.  The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

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

The termination of a government contract or customer relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts.  The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Additionally, we, through our WCMC subsidiary, are subject to other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties, and sell most of our WCMC manufactured products in China.  China also strictly prohibits bribery of government officials.  Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents, or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, consultants, sales agents, or distributors.  However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible.  Violations of Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in China.

We have operations located in China.  A number of factors relating to having operations in China could have a material adverse effect on our business, financial condition, and results of operations.  These factors include:

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

U.S. and Chinese transfer pricing regulations require that any international transactions involving associated enterprises are undertaken at an arm’s length price.  Applicable income tax authorities review our tax returns and if they determine that the transfer prices we have applied are not appropriate, we may incur increased tax liabilities, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

We have limited insurance coverage in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, the cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and Chinese yuan renminbi, or RMB, and between those currencies and other currencies in which our sales may be denominated.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend WCMC issues to the Company that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Very limited hedging transactions are available in China to reduce exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions.  While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.  In addition, our foreign currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions on currency exchange may limit our ability to receive and use revenue generated by WCMC effectively.

The majority of WCMC’s sales will be settled in RMB, and any restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any business activities outside China or to make dividends or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

As a publicly traded company in the United States, our ongoing compliance with various rules and regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will increase our legal and finance compliance costs and will make some activities more time-consuming and costly. These rules and requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal control over financial reporting in our annual reports filed with the SEC. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities. As a result, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with these rules and regulations, including the requirements under the Sarbanes-Oxley Act, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our business and reputation. If we are unable to comply with the applicable regulatory compliance requirements, it could harm our operations, financial reporting, or financial results.

We are subject to new regulations related to conflict minerals which could adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, regarding disclosure of the use of tin, tantalum, tungsten, gold and certain other minerals, known as conflict minerals, in products manufactured by public companies. The Dodd-Frank Act requires that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. These rules require ongoing due diligence efforts, along with annual conflict minerals reports. There may be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products.

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

We currently do not use any conflict minerals in the production of our products, but from time to time we may receive a customer order necessitating the use of conflict minerals. In the event we produce any products utilizing conflict minerals, we will be required to comply with the rules discussed above.

Because most of our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently have only one long-term contract with our customers, and major contracts with a small number of customers account for a significant percentage of our revenue.  We must bid or negotiate each contract separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered for the alternative energy, nuclear, medical, defense, industrial, aerospace and related industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2015, our two largest customers accounted for approximately 35% of our revenue, with the largest accounting for 19% of our revenue.  For the year ended March 31, 2014 our largest customer accounted for 19% of our revenue and our three largest customers accounted for approximately 43% of our revenue. In addition, as of March 31, 2015, we had a $14.3 million order backlog, of which $12.6 million was attributable to seven customers. Our backlog at March 31, 2014 was $22.9 million, of which $18.6 million was attributable to six customers and $5.5 million was subsequently cancelled.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer accounted for 19% of our revenue in the fiscal year ended March 31, 2015, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are at an early stage and are dependent on the equity capital markets to finance their purchase of our products.

As a result, these customers could experience financial difficulties, business reversals or lose orders or anticipated orders which would reduce or eliminate the need for the products which they ordered from us, and as a result they could be unable or unwilling to fulfill their contracts with us.  There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us.  Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results.  If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

The extensive environmental, health and safety regulatory regimes applicable to our manufacturing operations create potential exposure to significant liabilities.

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

We have used, and currently use certain quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations.  Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, and third party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes.

As a manufacturing business, we also must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file.  We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance.

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of the products.  These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses.  We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period.  We cannot assure you that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our products and services, and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Tightening of credit in financial markets may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long lived assets across our businesses.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties.  Additionally, the volatility in the financial markets and disruptions or downturns in other areas of the global or U.S. economies could negatively impact our business.  These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable.  As a result, our business, financial condition and results of operations could be materially adversely affected.

Our revenues may include international sales, which are associated with various risks.

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into U.S. dollars).  Any of these factors could materially adversely affect our results for the period in which they occur.

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

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock.  As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of our common stock.  Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of our common stock.  Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A Convertible Preferred Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.  Without the consent of the holders of 75% of the outstanding shares of Series A Convertible Preferred Stock, we may not alter or change adversely the rights of the holders of the Series A Convertible Preferred Stock or increase the number of authorized shares of Series A Convertible Preferred Stock, create a class of stock which is senior to or on a parity with the Series A Convertible Preferred Stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

The issuance of shares of our common stock as compensation may dilute the value of existing stockholders and may affect the market price of our stock.

We may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants.  The award of any such incentives will result in immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.  The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Because of our cash requirements and restrictions in the terms of our preferred stock and our debt agreements, we may be unable to pay dividends.

In view of the cash requirements of our business, we expect to use any cash flow generated by our business to finance our operations and growth.  Further, we are prohibited from paying dividends on our common stock while the Series A Convertible Preferred Stock is outstanding.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors.  In this event, the market price of our common stock would likely be materially adversely affected.

The deterioration of the credit and capital markets may adversely affect our access to sources of funding.

We rely on our credit facilities to fund a portion of our working capital needs and other general corporate purposes. If the counterparty backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, and  actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock at a profit and may otherwise negatively affect the liquidity of our common stock.  In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit.  Such a lawsuit could also divert the time and attention of our management.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade their rating on our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business.  The price of our common stock could decline if one or more securities analysts downgrade their rating on our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 145,000 square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts. Our current facilities in Westminster are adequate for our present operational requirements.

From April 1, 2011 until March 31, 2015, we leased approximately 3,200 square feet of office space in Center Valley, Pennsylvania for our corporate headquarters.  On March 3, 2015, we entered into a lease termination agreement, or the Termination Agreement, with respect to this office with Center Valley Parkway Associates, L.P., pursuant to which the parties agreed to terminate without penalty that certain Lease Agreement, dated November 17, 2010.

On March 6, 2015, we entered into a new office lease with CLA Building Associates, L.P., or CLA, pursuant to which the Company is leasing approximately 4,000 square feet of office space located at 2 Campus Boulevard, Newtown Square, Pennsylvania, or the Newtown Square Property. The initial term of the new lease commenced on March 15, 2015 and will expire on September 15, 2015, unless sooner if terminated in accordance with the terms of the new lease. The monthly base rent for the Newtown Square Property was $2,400 per month, in addition to payments for electricity and gas (on a proportionate ratio basis for the entire building).

On June 1, 2015, we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015, or the Commencement Date. The initial term of the lease will expire on the last day of the twelfth calendar month after the Commencement Date, unless sooner terminated in accordance with the terms of the lease. The Company’s monthly base rent for the Wayne Property is $1,837.88 per month in addition to payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne.

On June 4, 2015, the Company entered into a lease termination agreement with CLA, pursuant to which the Company and CLA agreed to terminate the lease relating to the Newtown Square Property. As a result of this termination agreement, the lease relating to the Newtown Square Property will be terminated, and the Company will vacate this property, on or before June 30, 2015. Other than as described above, there is no relationship between the Company and CLA.

WCMC leased approximately 1,000 square feet. of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. This lease expired on November 15, 2013 and was not renewed.

In November 2013, we leased approximately 1,000 square feet of new office space in Wuxi City, Jiangsu Province, China, which currently houses WCMC.  The lease has a one-year term and provides for rent of approximately $4,000 annually. The initial lease was renewed by the parties in November 2014 for a term of two years to November 2016.

Item 3. Legal Proceedings.

On May 29, 2014, the Company filed a Demand for Arbitration against a customer, GT Advanced Technologies, Inc., or GTAT, for breach of contractual duties set forth pursuant to Rule R-4 of the Commercial Rules of the American Arbitration Association in accordance with the Terms and Conditions of the purchase agreement, dated November 8, 2013, between the parties. The claim was filed by the Company in response to GTAT’s request in April 2014 to reduce the number of units ordered under the purchase agreement. The basis for the Company’s claim is detrimental reliance on the purchase order and subsequent modifications by GTAT during the course of production as evidenced by the Company’s purchased materials, personnel hires, units shipped, and other incurred costs. The parties negotiated but were not able to resolve the dispute under the terms of the contract. As such, the Company submitted the dispute to binding arbitration. The Company seeks to recover damages, together with attorney's fees, interest and costs.

On October 6, 2014, GTAT, together with certain of its direct and indirect subsidiaries, or collectively, the GTAT Group, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire.   Pursuant to the GTAT Group’s bankruptcy filing caused an automatic stay in the arbitration proceeding brought by the Company. The Company’s arbitration claim against GTAT is now asserted as an unsecured creditor claim in the GTAT Group’s bankruptcy case.

On April 17, 2014, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s unsecured claim against GTAT in the aggregate amount of $3,740,956.34. Pursuant to the Assignment Agreement, Citigroup will pay to Ranor an initial amount equal to $1,122,286.90, subject to a 54.75% holdback, or the Holdback, such Holdback to be paid either (A) upon receipt of written notice that Ranor’s claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the Bankruptcy Court, or appeared on the claims agent’s, or trustee’s or other estate representative’s records, or has otherwise been conclusively and finally treated in the GTAT proceedings, as “allowed” or “accepted as filed”; or (B) when the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor’s claim in the proceedings expires and no objection, dispute or challenge has been filed with respect to any portion of Ranor’s claim. If the total amount of Ranor’s claim is allowed against GTAT, then Citigroup must pay Ranor the entire Holdback; however; if the amount of Ranor’s claim allowed is greater than $1,692,782.74 but less than the total amount or Ranor’s claim, then Citigroup is only required to pay Ranor an amount equal to the Holdback minus the product of 30% multiplied by the difference between the total amount of Ranor’s claim and the amount of such claim actually allowed against GTAT. If the total amount of Ranor’s claim that is allowed against GTAT is less than $1,692,782.74, then Ranor may be obligated to repurchase, at Citigroup’s election, any portion of Ranor’s claim not allowed below $1,692,782.74 multiplied by 30%, plus interest at 7% per annum from April 21, 2015 through the date of the repurchase.

The Company cannot predict the amount of Ranor’s claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above, however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

Item 4. Mine Safety Disclosures

Not applicable to the Registrant.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	53	Chief Executive Officer, President of Ranor, Inc.
Richard F. Fitzgerald	51	Chief Financial Officer

Alexander Shen, was appointed Chief Executive Officer of the Company on November 14, 2014. Mr. Shen also serves as President of our Ranor subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution.  Prior to joining us, Mr. Shen served as President of SIB Development and Consulting in 2013, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and CEO of Burgon Tool Steel Company between January 2009 and June 2011, and served as CEO of Ryerson Mexico & Vice President – International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2010. Mr. Shen was Division General Manager & COO at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility.  Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc.  His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures.  Mr. Shen holds a B.S. in Engineering from Michigan State University.

Richard F. Fitzgerald, became our Chief Financial Officer in March 2009. Prior to joining us as Chief Financial Officer, Mr. Fitzgerald was engaged as a consultant providing tax, corporate development and financial consulting services for a specialty pharmaceutical company and a transportation manufacturing concern between December 2008 and March 2009. From 2002 until December 2008, Mr. Fitzgerald served in a variety of senior financial roles at Nucleonics, Inc., a private venture capital backed biotechnology company, eventually becoming Vice-President and Chief Financial Officer of Nucleonics, Inc. in February 2008. Prior to his employment with Nucleonics, Inc., Mr. Fitzgerald served as Director, Corporate Development of Exelon Corporation and PECO Energy Company from 1997 through 2002. Mr. Fitzgerald began his career with Coopers & Lybrand (now PricewaterhouseCoopers) in Philadelphia, Pennsylvania. Mr. Fitzgerald is a member of both the American and Pennsylvania Institutes of Certified Public Accountants. He holds a B.S. in Business Administration from Bucknell University.

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
	High	Low
Fiscal year ended March 31, 2015
4th Quarter (three months ended March 31, 2015)	$0.24	$0.09
3rd Quarter (three months ended December 31, 2014)	$0.28	$0.09
2nd Quarter (three months ended September 30, 2014)	$0.62	$0.24
1st Quarter (three months ended June 30, 2014)	$0.96	$0.45

Fiscal year ended March 31, 2014
4th Quarter (three months ended March 31, 2014)	$1.35	$0.94
3rd Quarter (three months ended December 31, 2013)	$1.26	$0.40
2nd Quarter (three months ended September 30, 2013)	$0.70	$0.27
1st Quarter (three months ended June 30, 2013)	$1.15	$0.59

As of June 9, 2015, we had approximately 1,457 record holders of our common stock. We have not paid dividends on our common stock, and the terms of the certificate of designation relating to the creation of the Series A Convertible Preferred Stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

For certain information concerning securities authorized for issuance under our 2006 long-term incentive plan, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10K. This Annual Report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, our ability to change the composition of our revenues and effectively reduce operating expenses, our ability to receive contract awards through competitive bidding processes, our ability to maintain standards to enable us to manufacture products to exacting specifications, our ability to enter new markets for our services, market and customer acceptance of our products, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

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

We historically have experienced, and continue to experience, customer concentration. For fiscal 2015 and fiscal 2014, our largest customer accounted for approximately 19% and 19% of reported net sales, respectively. For the last two fiscal years, our top two customers have accounted for up to approximately 35% in aggregate of our total annual revenues. Our seven largest customers, who each generated revenue for the Company in excess of $1.0 million in fiscal 2015, accounted for approximately 79% of our revenue for fiscal 2015 in the aggregate. Our sales order backlog at March 31, 2015 was approximately $14.3 million compared with a backlog of $22.9 million at March 31, 2014. Our March 31, 2014 backlog included approximately $7.7 million of orders for sapphire production furnace components for GTAT. GTAT commenced voluntary cases under Chapter 11 of the Bankruptcy Code on October 6, 2014. Approximately $1.8 million of components have been shipped to GTAT through March 31, 2015. The remaining orders have been removed from the backlog due to the uncertainty regarding the outcome of the bankruptcy.

At March 31, 2014, we were not in compliance with our financial covenants in the Loan and Security Agreement between Ranor and Santander Bank, N.A., or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. As a result, we were in default under the Loan Agreement at March 31, 2014, and all amounts outstanding under the Loan Agreement, our Massachusetts Development Finance Authority, or MDFA, Revenue Bonds, Ranor Issue, Series 2010A, or Series A Bonds, and our MDFA Revenue Bonds, Ranor Issue, Series 2010B, or Series B Bonds, totaling $4.2 million in the aggregate, were classified as a current liability at March 31, 2014.

Beginning on January 16, 2014, we entered into a series of Forbearance and Modification Agreements in connection with the Loan Agreement. Under these Forbearance Agreements, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until September 30, 2014. During this period, we were in default under the Loan Agreement.

On May 30, 2014 and on December 22, 2014 we entered into two new debt agreements with new lenders (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). The proceeds from these debt agreements ($6.4 million in total) were used to pay off amounts outstanding under the Loan Agreement and the Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among us, the MDFA and the Bank (as Bond owner and Disbursing Agent) or the MLSA, the Series A Bonds and the Series B Bonds, and to terminate certain interest rate swaps. The proceeds from the new borrowings have improved liquidity and allowed us to emerge from provisions we were in default of under our previous debt agreements. At March 31, 2015, we were not in default under any of our debt agreements.

For fiscal 2015, our net sales and net loss were $18.2 million and $3.6 million, respectively, compared with net sales of $21.1 million and net loss of $7.1 million, for fiscal 2014.  Our gross margins for fiscal 2015 were 12.7% compared with negative gross margins of 3.4% in fiscal 2014. Fiscal 2015 margins improved as the volume of units shipped in connection with certain loss contracts were significantly lower. Fiscal 2014 margins were impacted by approximately $4.6 million of new contract losses, primarily related to two customer contracts. One contract resulted in cost production overruns and unplanned costs incurred on first articles and prototyping. On the second contract, our customer indicated a desire to significantly reduce the number of units ordered. We have recorded a reserve for potential losses and have filed an arbitration claim under the contract terms to recover all of our potential losses, though the arbitration proceeding has been stayed pending the bankruptcy of this customer. We cannot be certain that we will be successful in recovering the full amount of our loss.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Strategy

We concentrate our sales and marketing activities on customers under three main industry groups, Defense, Energy and Precision Industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand into stronger markets that have shown increasing demand.   We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in our strongest markets. Historically, alternative energy has been our largest market served and has comprised a significant amount of our annual net sales. In November 2010, we announced the formation of WCMC. This subsidiary was formed to respond to an existing customer’s desire to migrate their supply chain nearer to their end market within China. Since forming WCMC, we have produced, through subcontractors, furnaces for alternative energy customers in China. The primary products we have manufactured for alternative energy customers have been multi-crystalline and mono-crystalline solar furnaces, as well as polysilicon reactor vessels and sapphire growth furnaces.  For fiscal 2015 and fiscal 2014, WCMC’s net sales were $0.8 million and $0.2 million, respectively. In fiscal 2015 we shipped a pressure vessel ($0.3 million) and sapphire furnace components ($0.5 million). Fiscal 2014 sales to solar manufacturers decreased as solar production capacity growth slowed. As of March 31, 2015, there were no orders in our WCMC backlog.

Defense

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

Energy

We believe that nuclear power plants scheduled to be built over the next 10 years worldwide could present an opportunity for us. Our Ranor subsidiary has the certifications required to produce the necessary components for new plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Precision Industrial

For several years we have been providing production services to Mevion for the manufacture of its proprietary proton beam radiotherapy system. Mevion received 510(k) clearance from the U.S. Food and Drug Administration in June 2012 to market its proton radiotherapy device. Presently Mevion has 10 systems under development with customers in the United States. In January 2013, we announced a five-year agreement with Mevion to exclusively produce precision components for Mevion’s proton beam system.  In December 2013, the first center to enter clinical commissioning with Mevion’s proton beam system began treating patients. During calendar year 2015, Mevion customers opened two proton beam therapy centers and began treating cancer patients. During the fiscal year ended March 31, 2013, Mevion was our largest customer and accounted for $7.7 million in net sales.  For the fiscal years ended March 31, 2015 and 2014, sales to Mevion were $2.9 million and $2.1 million as orders slowed while the first clinical commissioning events concluded.

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

Revenue Recognition

We account for revenues and earnings in our business using the percentage-of-completion method of accounting. Percentage-of-completion is considered the revenue recognition model that best reflects the economics for our customer contracts. We recognize contract revenue and gross profit under this method as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered.

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

Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. The unit of delivery method requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable seller’s price, delivery of the product and reasonable collection prospects. We have written agreements or purchase orders with our customers that specify contract prices and delivery terms. We recognize revenues only when the collectability is reasonably assured. When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the ranges that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) is used.

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

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we determine that it is more likely than not that certain future tax benefits may not be realized, a valuation allowance will be recorded against deferred tax assets that are unlikely to be realized. Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. Our tax expense for fiscal 2015 includes the result of recording a full valuation allowance on our deferred tax assets.

As of March 31, 2015, our federal net operating loss carryforward was approximately $10.0 million. If not utilized, the federal net operating loss carryforward will expire in 2033. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Ranor’s product mix changed significantly between fiscal 2011 and fiscal 2015 and included a higher sales dollar volume of prototype and first article production contracts which resulted in higher revenues and higher contract losses. These contract losses have been the result of only a few contracts but they have dampened our gross profit margins. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations are also affected by our success in booking new contracts, to the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Years Ended March 31, 2015 and 2014

The following table sets forth information from our statements of operations, in dollars and as a percentage of revenue:

	2015		2014		Changes Year Ended March 31, 2015 to 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$18,233	100%	$21,068	100%	$(2,835)	(13)%
Cost of sales	15,926	87%	21,800	104%	(5,874)	(27)%
Gross profit (loss)	2,307	13%	(732)	(4)%	3,039	nm %
Selling, general and administrative	4,533	25%	6,113	29%	(1,580)	(26)%
Loss from operations	(2,226)	(12)%	(6,845)	(33)%	4,619	67%
Other (expense) income:
Other (expense) income	(4)	(1)%	1	--%	(5)	nm %
Interest expense	(1,515)	(8)%	(441)	(2)%	(1,074)	nm %
Interest income	--	--%	4	--%	(4)	nm %
Total other expense, net	(1,519)	(9)%	(436)	(2)%	(1,083)	nm %
Loss before income taxes	(3,745)	(21)%	(7,281)	(35)%	3,536	49%
Income tax benefit	(161)	(1)%	(186)	(1)%	25	13%
Net Loss	$(3,584)	(20)%	$(7,095)	(34)%	$3,511	49%

Net Sales

For the year ended March 31, 2015, net sales decreased by $2.8 million, or 13%, to $18.2 million. Our net sales to Precision Industrial customers decreased by $3.3 million when compared with fiscal 2014 as the Company continues to transition from low margin legacy contracts and nonrecurring prototype work to new orders with higher margins with new and existing customers. This decrease was offset in part by increases in shipments of proton beam accelerator components ($0.9 million) and sapphire production furnaces ($1.3 million). Net sales for components and products sold to our customers in the Energy group decreased by $1.9 million, primarily on lower order demand for isotope transport casks. Net sales to customers in the Defense group increased by $0.2 million.

Cost of Sales and Gross Margin

Business process improvements have solidified our quoting process from pre-award to post-award. New orders with positive margins have resulted in improved gross margins during fiscal 2015. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.  Our cost of sales for fiscal 2015 decreased by $5.9 million or 27% when compared to fiscal 2014 on lower contract volume. Gross margins for fiscal 2014 were negative compared with a 12.6% positive gross margin for the same period in fiscal 2015. Actual production levels were lower than planned and resulted in approximately $3.3 million in under absorbed overheads for the period. Our product mix in fiscal 2015 included less prototype and first article production contracts. New contract losses totaled less than $0.3 million in fiscal 2015. In fiscal 2014, we recorded a provision for potential contract losses of $2.7 million in connection with a customer change request to reduce or delay the number units delivered under a long-term purchase agreement, which was recorded due to the uncertain outcome in connection with the contract. We filed a legal claim and demand for arbitration under this contract to recover all of our potential losses, but, as a result of this customer filing a voluntary bankruptcy claim, the claim the Company asserted in the arbitration is now asserted as an unsecured creditor claim in the customer’s bankruptcy case.

Selling, General and Administrative Expenses

Total selling, general, and administrative expenses for fiscal 2015 were $4.5 million compared with $6.1 million for fiscal 2014, representing a decrease of $1.6 million or 27%.  Reduced headcount resulted in lower spending for compensation and other business expenses of $1.5 million and $0.1 million, respectively, in fiscal 2015 and fiscal 2014.

Other Income (Expense)

The following table reflects other income (expense), interest income and interest expense for fiscal 2015 and 2014:

	2015	2014	$ Change	% Change
Other (expense) income	$(4,512)	$4,472	$(8,984)	nm	%
Interest expense	$(790,695)	$(385,767)	$(404,928)	nm	%
Interest expense: non-cash	$(723,770)	$(54,867)	$(668,904)	nm	%

Cash paid for interest expense was $544,027 in fiscal 2015, an increase when compared with fiscal 2014 due to higher debt levels and interest rates in connection with the refinancing transactions in May 2014 and December 2014. We also paid out $246,668 in connection with the early termination of an interest rate swap in December 2014. Non-cash interest expense reflects the amortization of deferred loan costs of $303,040 and the amortization of deferred interest expense of $420,730 in connection with our new debt.

Income Taxes

We recorded a tax benefit of $160,505 in fiscal 2015, of which $152,791 in deferred taxes were reclassified and reversed in connection with the termination of our interest rate swap agreements. For fiscal 2014, we recorded tax benefit of $185,473. The fiscal 2014 tax benefit primarily reflects a reduction in our tax liability in China. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels.

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

Net Loss

As a result of the foregoing, our net loss was $3.6 million or $0.15 per share, both basic and fully diluted, for fiscal 2015, as compared to net loss of $7.1 million or $0.34 per share, both basic and fully diluted, for fiscal 2014.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $1.3 million, of which $14,185 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. We incurred a net loss of $3.6 million for the year ended March 31, 2015. We have no material commitments for capital expenditures as of March 31, 2015. We expect to fund our purchase commitments for materials and operating costs with existing cash, accounts receivable collections and customer advance payments. Our fiscal 2015 margins improved because of lower contract losses and improved throughput. In fiscal 2014, we recorded $4.9 million of new contract losses. A majority of those losses were associated with one of our major customers. We filed a legal claim and demand for arbitration under the contract with this customer to recover all of our potential losses. The Company’s claim was asserted in arbitration, but, as a result of this customer filing a voluntary bankruptcy claim, is now asserted as an unsecured creditor claim in the customer’s bankruptcy case.

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement,  with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s unsecured claim against GTAT in the aggregate amount of $3,740,956.34. Pursuant to the Assignment Agreement, Citigroup will pay to Ranor an initial amount equal to $1,122,286.90, subject to a 54.75% holdback, or the Holdback. As a result, Ranor received $507,834.82 in cash under the terms of the Assignment Agreement on April 21, 2015, which we intend to use for general corporate purposes.

If the total amount of Ranor’s claim is allowed against GTAT, then Citigroup must pay Ranor the entire Holdback; however; if the amount of Ranor’s claim that is allowed is greater than $1,692,782.74 but less than the total amount of the claim, then Citigroup is only required to pay Ranor an amount equal to the Holdback minus the product of 30% multiplied by the difference between the total  amount of Ranor’s claim and the amount of such claim actually allowed against GTAT. If the total amount of Ranor’s claim allowed against GTAT is less than $1,692,782.74, then Ranor may be obligated to repurchase, at Citigroup’s election, any portion of its claim not allowed below $1,692,782.74 multiplied by 30%, plus interest at 7% per annum from April 21, 2015 through the date of the repurchase.

The Company cannot predict the amount of Ranor’s claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. An adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

On December 22, 2014, Ranor entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off loan obligations owed to the Bank, plus breakage fees on a related interest swap of approximately $220,000 under the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances ranging from $400,000 to $820,000. We were required to maintain a cash balance of $500,000 at March 31, 2015. We were in compliance with all covenants under the TLSA at March 31, 2015.

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. In addition, if the obligations under the LSA and the Credit Loan Note are paid in full prior to the maturity date, Ranor will be required to pay to Utica deferred interest in an amount ranging from $166,000 during the first twelve months of the term of the loan to $498,000 at any time after the forty-eighth month of the term of the loan. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to the Bank, under the Loan Agreement.  Additionally, the Company retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

On January 16, 2014, the Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the First Forbearance Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014. The First Forbearance Agreement expired on March 31, 2014. At March 31, 2014, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014, as a current liability.

On May 30, 2014, July 1, 2014 and August 12, 2014, Ranor, TechPrecision and the Bank entered into additional Forbearance and Modification Agreements, or the Second Forbearance Agreement, Third Forbearance Agreement and Fourth Forbearance and Modification Agreement, respectively, or collectively with the First Forbearance Agreement, the Forbearance Agreements. Under each Forbearance Agreement, the Bank agreed to extend the forbearance period and to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement. Each Forbearance Agreement expired on its own terms, with the Fourth Forbearance expiring on September 30, 2014. During the forbearance period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Forbearance Agreements.  The Forbearance Agreements amended the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) from being greater than 1.75 to 1.0.  We were not in compliance with the applicable leverage ratio covenant in the Loan Agreement, as amended by the Forbearance Agreements, at September 30, 2014 or at March 31, 2014, as the actual leverage ratios were 4.4 to 1.0 and 3.8 to 1.0, respectively.

Our high level of debt in relation to our cash-on-hand and expected cash flows as well as other factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects, rather than custom first article and prototyping projects which, in the past, did not efficiently utilize our manufacturing capacity. We must also reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. If successful in changing the volume and composition of revenue and reducing costs, we believe that we would begin to reflect positive operating cash flows. However, we plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The consolidated financial statements for the year ended March 31, 2015 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.7 million at March 31, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure additional long-term financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to service our current debt and obtain additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be unable to get such financing on terms equal to or better than the terms of our LSA and TLSA. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering, as well as a lower trading level for our common stock.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. If we successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then we believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. At March 31, 2015, we had negative working capital of $2.1 million as compared with negative working capital of $2.0 million at March 31, 2014. The following table sets forth information as to the principal changes in the components of our working capital:

(dollars in thousands)	March 31, 2015	March 31, 2014	Change Amount	Percentage Change
Cash and cash equivalents	$1,336	$1,086	$250	23%
Accounts receivable, net	$826	$2,280	$(1,454)	(64)%
Costs incurred on uncompleted contracts	$2,008	$5,258	$(3,250)	(62)%
Inventory - raw materials	$135	$293	$(158)	(54)%
Other current assets	$538	$461	$77	17%
Income taxes receivable	$--	$8	$(8)	(100)%
Current deferred tax assets	$827	$991	$(164)	(16)%
Accounts payable	$1,526	$2,888	$(1,362)	(47)%
Accrued expenses	$1,666	$3,893	$(2,227)	(57)%
Deferred revenues	$1,212	$1,462	$(250)	(17)%
Short-term debt	$2,250	$--	$2,250	nm %
Current portion of long-term debt	$934	$4,169	$(3,235)	(76)%
Trade notes payable	$138	$--	$138	--%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	March 31, 2015	March 31, 2014	Change Amount
Cash flows provided by (used in):
Operating activities	$(776)	$203	$(979)
Investing activities	(42)	(65)	23
Financing activities	1,068	(2,127)	3,195
Effect of exchange rates on cash and cash equivalents	--	--	--
Net increase (decrease) in cash and cash equivalents	$250	$(1,989)	$2,239

Operating activities

Our primary source of cash is from accounts receivable collections and customer advance payments for purchases of materials and project progress payments. We use our cash for the procurement of materials for projects and to pay salaries and benefits to employees and other operating costs. Our cash flows can fluctuate significantly from period to period based on the timing of our cash collections.  Cash used in operations in fiscal 2015 was $0.8 million compared with cash provided by operations in fiscal 2014 of $0.2 million. Customer advance payments, accounts receivable collections and other payments received in fiscal 2015 were not enough to offset all of the cash used in operations. During fiscal 2014, we received $2.9 million in customer advance payments, primarily in connection with a ramp up for production of sapphire furnace components.

Investing activities

The years ended March 31, 2015 and March 31, 2014 were marked by cash outflows for capital spending for new equipment of $54,096 and $64,895, respectively. In March 2015, we received cash proceeds of $12,500 from the sale of furniture and fixtures, which partially offset the cash outflows for capital spending for new equipment in fiscal 2015.

Financing activities

In fiscal 2015, net cash provided by financing activities was $1.1 million. On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica, pursuant to which Utica loaned $4.15 million to Ranor under a Credit Loan Note.  Ranor used approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to the Bank under the Loan Agreement, while the remaining proceeds were retained for general corporate purposes. On December 22, 2014, we entered into the TLSA with Revere, pursuant to which Revere loaned an aggregate of $2.25 million to Ranor under the First Loan Note and the Second Loan Note. Ranor  utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to pay off loan obligations owed to the Bank, while the remaining proceeds were retained for general corporate purposes. We paid approximately $0.8 million in principal under the LSA and TLSA through March 31, 2015.

In fiscal 2014, net cash used in financing activities was $2.1 million. In fiscal 2014 we used $1.2 million to meet our normal monthly debt obligations, including repayment of $500,000 under our revolving line of credit with the Bank. In addition, we used $0.9 million to retire our capital expenditure and staged advance note and to pay down additional principal under our MDFA bonds.

All of the above activity resulted in a net increase in cash of $0.25 million in fiscal 2015 compared with a decrease in cash of $2.0 million in fiscal 2014.

Obligations under the Credit Loan Note, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision. Collateral securing such notes comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. There are no material commitments for capital expenditures at March 31, 2015. We have no off-balance sheet assets or liabilities.

The following table sets forth information as of March 31, 2015 as to our contractual obligations:

(dollars in thousands)	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt and capital lease obligations	$5,669	$3,184	$1,868	$617	$--
Interest on debt and capital leases	1,400	530	347	523	--
Employee compensation	1,280	1,280	--	--	--
Purchase obligations	924	924	--	--	--
Non-cancellable operating leases	22	18	4	--	--
Total	$9,295	$5,936	$2,219	$1,140	$--

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
 and Stockholders of TechPrecision Corporation

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechPrecision Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and the Company’s liquidity may not be sufficient to meet its debt service requirements as they come due over the next twelve months.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
Bala Cynwyd, Pennsylvania
June 29, 2015

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,336,325	$1,086,701
Accounts receivable, less allowance for doubtful accounts of $24,693 - 2015 and $25,010 - 2014	826,363	2,280,469
Costs incurred on uncompleted contracts, in excess of progress billings	2,008,244	5,258,002
Inventories- raw materials	134,812	293,326
Income taxes receivable	--	8,062
Current deferred taxes	826,697	991,096
Other current assets	538,253	461,245
Total current assets	5,670,694	10,378,901
Property, plant and equipment, net	5,610,041	6,489,212
Other noncurrent assets, net	45,490	105,395
Total assets	$11,326,225	$16,973,508

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,526,123	$2,888,385
Accrued expenses	1,665,658	3,893,028
Trade notes payable	138,237	--
Deferred revenues	1,211,506	1,461,689
Short-term debt	2,250,000	--
Current portion of long-term debt	933,651	4,169,771
Total current liabilities	7,725,175	12,412,873
Long-term debt, including capital leases	2,485,858	38,071
Noncurrent deferred taxes	826,697	991,096
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with
1,927,508 and 2,477,508 shares issued and outstanding at March 31, 2015 and 2014, respectively
(liquidation preference of $549,340 and $706,090 at March 31, 2015 and 2014, respectively)	524,210	644,110
Common stock - par value $.0001 per share, 90,000,000 shares authorized,
24,669,958 shares issued and outstanding at March 31, 2015,
and 23,951,004 shares issued and outstanding at March 31, 2014	2,467	2,395
Additional paid in capital	6,487,589	6,105,211
Accumulated other comprehensive loss	23,561	(55,097)
Accumulated deficit	(6,749,332)	(3,165,151)
Total stockholders’ equity	288,495	3,531,468
Total liabilities and stockholders’ equity	$11,326,225	$16,973,508
 See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended March 31,
	2015	2014
Net sales	$18,233,214	$21,068,063
Cost of sales	15,925,742	21,799,856
Gross profit (loss)	2,307,472	(731,793)
Selling, general and administrative	4,533,181	6,112,909
Loss from operations	(2,225,709)	(6,844,702)
Other (expense) income	(4,633)	874
Interest expense	(1,514,465)	(440,634)
Interest income	121	3,598
Total other expense, net	(1,518,977)	(436,162)
Loss before income taxes	(3,744,686)	(7,280,864)
Income tax benefit	(160,505)	(185,473)
Net loss	$(3,584,181)	$(7,095,391)
Other comprehensive income, before tax:
Reclassification adjustments for cash flow hedges	$248,464	$--
Change in unrealized loss on cash flow hedges	(16,681)	157,197
Foreign currency translation adjustments	(334)	9,124
Other comprehensive income, before tax	231,449	166,321
Tax expense from reclassification adjustment	152,791	--
Other comprehensive income, net of tax	$78,658	$166,321
Comprehensive loss	$(3,505,523)	$(6,929,070)
Net loss per share (basic)	$(0.15)	$(0.34)
Net loss per share (diluted)	$(0.15)	$(0.34)
Weighted average number of shares outstanding (basic)	24,120,402	20,766,914
Weighted average number of shares outstanding (diluted)	24,120,402	20,766,914
See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Total Stockholders’ Equity
Balance 3/31/2013	5,532,998	$1,310,206	19,956,871	$1,996	$5,076,552	$(221,418)	$3,930,240	$10,097,576
								--
Share based compensation					362,962			362,962
Conversion of preferred stock	(3,055,490)	(666,096)	3,994,133	399	665,697			--
Net Loss							(7,095,391)	(7,095,391)
Other comprehensive loss, net of tax benefit ($0)						166,321		166,321
Balance 3/31/2014	2,477,508	$644,110	23,951,004	$2,395	$6,105,211	$(55,097)	$(3,165,151)	$3,531,468

Share based compensation					262,550			262,550
Conversion of preferred stock	(550,000)	(119,900)	718,954	72	119,828			--
Net Loss							(3,584,181)	(3,584,181)
Other comprehensive loss, net of tax benefit ($0)						78,658		78,658
Balance 3/31/2015	1,927,508	$524,210	24,669,958	$2,467	$6,487,589	$23,561	$(6,749,332)	$288,495
See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,584,181)	$(7,095,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	839,508	893,592
Loss on sale of equipment	81,340	882
Stock based compensation expense	262,550	362,962
Amortization deferred loan costs	269,840	59,836
Provision for contract losses	(790,790)	2,988,931
Changes in operating assets and liabilities:
Accounts receivable	1,454,153	2,056,509
Costs incurred on uncompleted contracts, in excess of progress billings	3,249,758	(959,709)
Inventories – raw materials	158,513	62,220
Other current assets	45,702	1,059,350
Taxes receivable	8,062	365,968
Other noncurrent assets	61,354	(105,395)
Accounts payable	(1,224,025)	357,115
Accrued expenses	(1,358,070)	(818,858)
Accrued taxes payable	--	(232,624)
Deferred revenues	(250,183)	1,207,223
Net cash (used in) provided by operating activities	(776,469)	202,611

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	12,500	--
Purchases of property, plant and equipment	(54,099)	(64,895)
Net cash used in investing activities	(41,599)	(64,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(393,998)	--
Borrowings of short-term debt	6,400,000	--
Repayment of long-term debt	(4,938,333)	(2,126,935)
Net cash provided by (used in) financing activities	1,067,669	(2,126,935)
Effect of exchange rate on cash and cash equivalents	23	544
Net increase (decrease) in cash and cash equivalents	249,624	(1,988,675)
Cash and cash equivalents, beginning of period	1,086,701	3,075,376
Cash and cash equivalents, end of period	$1,336,325	$1,086,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$790,695	$385,767
Income taxes	$--	$--

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2015

For the year ended March 31, 2015, the Company issued $279,297 of trade notes payable in connection with the conversion of certain vendor trade accounts payable for the purchase of goods and services used in the ordinary course of business.

For the year ended March 31, 2015, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock.

Year Ended March 31, 2014

In connection with shareholder transactions during fiscal 2014, 3,055,490 shares of Series A Convertible Preferred Stock were converted into 3,994,133 shares of common stock.

We recorded a liability of $231,784 (net of tax of $0) to reflect the fair value of interest rate swap contracts in connection with a tax-exempt bond financing transaction.

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise (WFOE). TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

Liquidity and Capital Resources

At March 31, 2014, we were not in compliance with the fixed charges and interest coverage financial covenants under the Loan and Security Agreement between Ranor and Santander Bank N.A., or the Bank, dated February 24, 2006, as amended, or the Loan Agreement, and the Bank did not agree to waive the non-compliance with the covenants. The Loan Agreement was amended by the Forbearance and Modification Agreement, dated January 16, 2014, or the First Forbearance Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014. The First Forbearance Agreement expired on March 31, 2014, and the Bank did not agree to waive the non-compliance with the covenants at March 31, 2014. Since we were in default under the Loan Agreement, the Bank had the right to accelerate payment of the debt in full upon 60 days written notice. As a consequence, we classified all amounts under the Loan Agreement, $4.2 million at March 31, 2014 as a current liability.

On May 30, 2014, July 1, 2014, and August 12, 2014, Ranor, TechPrecision and the Bank entered into additional Forbearance and Modification Agreements, or the Second Forbearance Agreement, Third Forbearance Agreement and Fourth Forbearance Agreement, respectively, or collectively with the First Forbearance Agreement, the Forbearance Agreements. Under each of the Forbearance Agreements, the Bank agreed to extend the Company’s forbearance period and to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement. Each  Forbearance Agreement expired on its own terms, with the Fourth Forbearance Agreement expiring on September 30, 2014.  During the forbearance period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Forbearance Agreements.  The Forbearance Agreements amended the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio (as such term is defined in the Loan Agreement) from exceeding 1.75 to 1.0.  We were not in compliance with the applicable leverage ratio covenant in the Loan Agreement, as amended by the Forbearance Agreements, at September 30, 2014 or at March 31, 2014, as the actual leverage ratios were 4.4 to 1.0 and 3.8 to 1.0, respectively.

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by the written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan.

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to the Bank under the Loan Agreement.  Additionally, the Company retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

On December 22, 2014, Ranor entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to the Bank, plus breakage fees on a related interest swap of $217,220 under the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants more fully described in Note 8 – Debt.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. We would need to seek alternative financing to pay these obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

We incurred an operating loss of $3.6 million for the year ended March 31, 2015. At March 31, 2015, we had cash and cash equivalents of $1.3 million, of which $14,185 is located in China and which we may not be able to repatriate for use in the United States without undue cost or expense, if at all. We have recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the contract terms of the GT Advanced Technologies, Inc., or GTAT, purchase agreement. The claim is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. We cannot be certain that we will be successful in recovering the full amount of our losses under this contract.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must increase our backlog and change the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects, which do not efficiently utilize our manufacturing capacity. We must also reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity. For the year ended March 31, 2015, our profit margins have improved significantly when compared to the year ended March 31, 2014, but our revenues are lower. Also, net cash used in operating activities was $776,469 for the year ended March 31, 2015.

The consolidated financial statements for the year ended March 31, 2015, or fiscal 2015, and the year ended March 31, 2014, or fiscal 2014, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.7 million at March 31, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure additional long-term financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value. The Company’s short-term and long-term debt is all privately held with no public market for this debt. The fair value of short-term and long-term debt was computed based on comparable current market data for similar debt instruments and is considered to be level 3 under the fair value hierarchy.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $14,185 and $29,191 at March 31, 2015 and 2014, respectively.

Foreign currency translation

The majority of our business is transacted in U.S. dollars; however, the functional currency of our China subsidiary is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Current earnings are also charged with an allowance for sales returns based on historical experience. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense for the years ended March 31, 2015 and 2014.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included under depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated and gains or losses are recognized in the statement of operations above operating income or loss.

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was no interest cost capitalized in fiscal 2015 and 2014.

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), our property, plant and equipment is tested for impairment when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the years ended March 31, 2015 and 2014.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease our office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2017 and provide for renewal options ranging from one to two years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. At March 31, 2014, we had two interest rate swap transactions designated as cash flow hedges, each with an effective date of January 3, 2011. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

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

Convertible Preferred Stock and Warrants

We measured the fair value of the Series A Convertible Preferred Stock by the amount of cash that was received for its issuance. We have determined that the convertible preferred shares and warrants issued are equity instruments. The holders of the Series A Convertible Preferred Stock have no right higher than the common stockholders other than the liquidation preference in the event of liquidation of the Company.

Research and Development

We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2015 or 2014.

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

	2015	2014
Salaries and related expenses	$2,359,831	$3,634,538
Professional fees	1,281,268	1,165,523
Other general and administrative	892,082	1,312,848
Total Selling, General and Administrative	$4,533,181	$6,112,909

Stock Based Compensation

Stock based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model.

Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. Stock based compensation cost that has been included in loss from operations amounted to $262,550 and $362,962 for the fiscal years ended 2015 and 2014, respectively. See Note 13 for additional disclosures related to stock based compensation.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income (loss) per common share is calculated using net income or loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, stock options and warrants calculated using the treasury stock method. See Note 13 for additional disclosures related to stock based compensation.

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

Income Taxes

In accordance with ASC No. 740, Income Taxes (ASC 740), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

New Accounting Standards

Issued Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance removes the concept of extraordinary items from U.S. GAAP. This guidance eliminates the requirement for companies to spend time assessing whether items meet the criteria of being both unusual and infrequent. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating ASU 2014-09 to determine the impact it may have on our current practices.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:
	2015	2014
Land	$110,113	$110,113
Building and improvements	3,235,308	3,261,680
Machinery equipment, furniture and fixtures	8,733,660	8,889,051
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,144,649	12,326,412
Less: accumulated depreciation	(6,534,608)	(5,837,200)
Total property, plant and equipment, net	$5,610,041	$6,489,212

Depreciation expense for the years ended March 31, 2015 and 2014 was $839,508 and $895,528, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:
	2015	2014
Cost incurred on uncompleted contracts, beginning balance	$9,960,072	$6,180,839
Total cost incurred on contracts during the year	10,034,158	25,579,089
Less cost of sales, during the year	(15,925,742)	(21,799,856)
Cost incurred on uncompleted contracts, ending balance	$4,068,488	$9,960,072

Billings on uncompleted contracts, beginning balance	$4,702,070	$1,882,546
Plus: Total billings incurred on contracts, during the year	15,591,388	23,887,587
Less: Contracts recognized as revenue, during the year	(18,233,214)	(21,068,063)
Billings on uncompleted contracts, ending balance	$2,060,244	$4,702,070

Cost incurred on uncompleted contracts, ending balance	$4,068,488	$9,960,072
Billings on uncompleted contracts, ending balance	2,060,244	4,702,070
Costs incurred on uncompleted contracts, in excess of progress billings	$2,008,244	$5,258,002

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of March 31, 2015 and 2014, we had deferred revenues totaling $1,211,506 and $1,461,689, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our consolidated statement of operations and comprehensive (loss) income. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS
Other current assets included the following as of March 31:	2015	2014
Payments advanced to suppliers	$54,422	$196,534
Prepaid insurance	205,477	229,727
Collateral deposits (see Note 8)	85,252	--
Deferred loan costs, net of amortization	184,063	--
Other	9,039	34,984
Total	$538,253	$461,245

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:	2015	2014
Deferred loan costs, net of amortization	$45,490	$105,395
Total	$45,490	$105,395

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2015	2014
Accrued compensation	$613,838	$320,419
Interest rate swaps market value	--	231,783
Provision for contract losses	533,799	3,259,103
Accrued interest expense	436,787	--
Other	81,234	81,723
Total	$1,665,658	$3,893,028

Our contract loss provision at March 31, 2015 and 2014 includes approximately $0.5 million and $2.7 million, respectively, for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing a voluntary bankruptcy claim, the demand is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. It is more likely than not that we will not be able to recover the full amount of our claim. As such, part of the total reduction in the liability reflects the netting of approximately $0.8 million of accumulated costs in work-in-progress and $1.1 million of accounts receivable with the loss provision. Accrued interest expense is for deferred interest costs accounted for under the effective interest method in connection with the Utica Credit Loan Note due November 2018.

NOTE 8 – DEBT
Long-term debt as of March 31:	2015	2014
Utica Credit Loan Note due November 2018	$3,381,481	$--
Revere Term Loan and Notes due December 2015	2,250,000	--
MDFA Series A Bonds	--	3,559,375
MDFA Series B Bonds	--	599,634
Obligations under capital leases	38,028	48,833
Total debt	$5,669,509	$4,207,842
Less: Short-term debt	$2,250,000	$--
Less: Current portion of long-term debt	$933,651	$4,169,771
Total long-term debt, including capital lease	$2,485,858	$38,071

Term Loan and Security Agreement

On December 22, 2014, Ranor entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off MDFA Bond obligations owed to the Bank plus breakage fees on a related interest swap of $217,220 under the Loan Agreement with the Bank. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $500,000 at March 31, 2015. We were in compliance with all covenants under the TLSA at March 31, 2015.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA, with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. At December 31, 2014, the rate of interest on the debt under the LSA was 10.8%. In addition, if the obligations under the LSA and the Credit Loan Note are paid in full prior to the maturity date, Ranor will be required to pay Utica deferred interest in an amount ranging from $166,000 during the first twelve months of the term of the loan to $498,000 at any time after the forty-eighth month of the term of the loan. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to the Bank under the Loan Agreement. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

MDFA Series A and B Bonds

On December 30, 2010, we completed a $6.2 million tax exempt bond financing with the Massachusetts Development Finance Authority, or the MDFA, pursuant to which the MDFA sold to the Bank MDFA Revenue Bonds, Ranor Issue, Series 2010A in the original aggregate principal amount of $4.25 million, or Series A Bonds, and MDFA Revenue Bonds, Ranor Issue, Series 2010B in the original aggregate principal amount of $1.95 million, or Series B Bonds. The proceeds of such sales were loaned to us under the terms of a Mortgage Loan and Security Agreement, dated as of December 1, 2010, by and among Ranor, MDFA and the Bank (as Bond owner and Disbursing Agent), or the MLSA. The proceeds from the sale of the Series A Bonds were used to finance the acquisition of Ranor’s manufacturing facility in Westminster, Massachusetts and a 19,500 square foot expansion of this facility, and the proceeds from the sale of the Series B Bonds were used to finance acquisitions of qualifying manufacturing equipment installed at the Westminster facility. At March 31, 2014, we were not in compliance with the leverage ratio coverage covenants under the Loan Agreement, and the Bank did not agree to waive our non-compliance with the covenants at March 31, 2014, as the actual leverage ratio was 3.81 to 1.0.

On May 30, 2014, in connection with the execution of the LSA with Utica, the Company paid down approximately $2.0 million of our obligations under the Series A Bonds owed to the Bank, and paid off the remaining balance ($576,419) of the Series B Bonds in full. We also terminated the interest rate swap which hedged the cash flows of the Series B Bonds. We paid a breakage fee of $29,448 for early termination of the interest rate swap for the Series B Bonds and recorded the amount as interest expense in our statement of operations.

On December 22, 2014, we entered into the TLSA with Revere. We utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off the remaining balance of the Series A Bonds in full and to pay a breakage fee of $217,220 for early termination of the interest rate swap for the Series A Bonds.

Derivative Instruments

At March 31, 2014, we held two interest rate swap contracts, which were designated as cash flow hedges, to hedge our interest rate exposure on the underlying Series A Bonds and Series B Bonds under the MLSA. We recorded the fair value of the contracts in our consolidated balance sheet with the effective portion of the gain or loss on the derivative reported in stockholders’ equity as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Because the critical terms of the interest rate swap changed following the execution of the LSA in the first quarter of fiscal 2015, we terminated the Series B Bonds interest rate swap, and de-designated our Series A Bonds interest rate swap in the second quarter of fiscal 2015. As a result, in the second quarter of fiscal 2015, we reclassified $248,464 from Accumulated Other Comprehensive Income to the statement of operations on the interest expense line. The outstanding fair value of the interest rate swap recorded in current liabilities on our balance sheet was $0 and $231,784 on December 31, 2014 and March 31, 2014, respectively. We terminated the interest rate swap which hedged the cash flows of the Series A Bonds on December 22, 2014. We paid a breakage fee of $217,220 for early termination of the interest rate swap for the Series A Bonds and recorded the amount as interest expense in our statement of operations.

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

Forbearance Agreements

On January 16, 2014, Ranor, TechPrecision and the Bank entered into the First Forbearance Agreement, in connection with the Loan Agreement. Under the First Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement until March 31, 2014, or the First Forbearance Period.

In consideration for the granting of the First Forbearance Agreement, we agreed to: (i) pay in full all interest and fees accrued under the Loan Agreement and other related documents through December 31, 2013 (at such interest rate and in accordance with the terms therein); (ii) reimburse the Bank for appraisal costs in the amount of $11,240; (iii) an increase in the interest rate of 2% for the Series A Bonds and the Series B Bonds to 6.1% and 5.6%, respectively, during the First Forbearance Period; (iv) the application of $394,329 and $445,671 of the Company’s restricted cash collateral deposit of $840,000 to pay off certain obligations under the Loan Agreement and the Series B Bonds, respectively; and (v) pay a forbearance fee of 3% of the net outstanding balance due to the Bank, which amounted to $128,433 due in installments during the First Forbearance Period.

On May 30, 2014, Ranor, TechPrecision and the Bank entered into the Second Forbearance Agreement. Under the Second Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing retroactively on April 1, 2014 and extending until no later than June 30, 2014, or the Second Forbearance Period.

During the Second Forbearance Period, we agreed to comply with the terms, covenants and provisions in the Loan Agreement and related documents, as amended by the Second Forbearance Agreement.  The Second Forbearance Agreement amends the Loan Agreement to, among other things, prohibit the Company’s Leverage Ratio  (as such term is defined in the Loan Agreement) to be greater than 1.75 to 1.0.

On July 1, 2014, Ranor, TechPrecision and the Bank entered into the Third Forbearance Agreement. Under the Third Forbearance Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on July 1, 2014 and extending until no later than July 31, 2014, or the Third Forbearance Period.

On August 12, 2014, Ranor, TechPrecision and the Bank entered into the Fourth Forbearance Agreement. Under the Fourth Forbearance  Agreement, the Bank agreed to forbear from exercising certain of its rights and remedies arising as a result of the Company’s non-compliance with certain financial covenants under the Loan Agreement commencing on August 1, 2014 until no later than September 30, 2014, or the Fourth Forbearance Period. Under the Fourth Forbearance Agreement we were required to retain a management consultant acceptable to the Bank and continued to make principal and interest payments pursuant to the terms of the Loan Agreement, as amended by Forbearance Agreements. We were not in compliance with the leverage ratio covenant at September 30, 2014 or March 31, 2014, as the actual leverage ratios were 4.4 to 1.0 and 3.8 to 1.0, respectively. The weighted average interest rate on total debt outstanding at March 31, 2015 and March 31, 2014 was 11.25% and 4.1%, respectively.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018 and the required monthly payments of principal and interest increased to $1,117. The amount of the lease recorded in property, plant and equipment, net as of March 31, 2015 and March 31, 2014 was $38,027 and $46,420, respectively.

The maturities of all of our debt including the capital lease are as follows: 2016: $3,183,651; 2017: $933,820; 2018: $934,536; and 2019: $617,502.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects loss from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for the applicable fiscal year:

	2015	2014
U.S. operations	$(3,635,596)	$(6,722,696)
Foreign operations	(109,090)	(558,168)
Loss from operations before tax	(3,744,686)	(7,280,864)
Income tax (benefit) expense provision	(160,505)	(185,473)
Net Loss	$(3,584,181)	$(7,095,391)

The provision (benefit) for income taxes consists of the following as of March 31:
Current	2015	2014
Federal	$(121,811)	$28,450
State	(38,694)	702
Foreign	--	(214,625)
Total Current	(160,505)	(185,473)
Deferred
Federal	--	--
State	--	--
Foreign	--	--
Total Deferred	--	--
Income tax benefit provision	$(160,505)	$(185,473)

Reconciliation between income taxes computed at the federal statutory rate for fiscal years ended March 31, 2015 and 2014 to the effective income tax rates applied to the net loss reported in the Consolidated Statements of Operations and Comprehensive Loss:
	2015	2014
Federal statutory income tax rate	34%	34%
State income tax, net of federal benefit	1%	--%
Change in valuation allowance	(32)%	(32)%
Stock based compensation	(2)%	(1)%
Other	3%	2%
Effective income tax rate	4%	3%

The following table summarizes the components of deferred income tax assets and liabilities:
Current Deferred Tax Assets:	2015	2014
Compensation	$152,265	$32,965
Allowance for doubtful accounts	9,591	9,866
Loss on uncompleted contracts	958,682	1,272,070
Net operating loss carryforward	--	30,145
Foreign currency translation adjustment	5,455	95,479
Other liabilities not currently deductible	306,479	310,089
Valuation allowance	(605,775)	(759,518)
Total Current Deferred Tax Asset	$826,697	$991,096
Noncurrent Deferred Tax Asset (Liability):
Share based compensation awards	391,039	369,880
Net operating loss carryforward	5,013,024	3,315,221
Valuation allowance	(5,367,054)	(3,647,070)
Total Noncurrent Deferred Tax Assets	$37,009	$38,031
Accelerated depreciation	(863,706)	(1,029,127)
Net Noncurrent Deferred Tax Asset (Liability)	$(826,697)	$(991,096)
Net Deferred Tax Asset	$--	$--

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

The valuation allowance on the current deferred tax asset at March 31, 2015 was $605,775 as compared to $759,518 at March 31, 2014, a decrease of $153,743 . The decrease was related to the tax impact of terminating the interest rate swap agreement. The valuation allowance on the non-current deferred tax asset at March 31, 2015 was $5,367,054 as compared to $3,647,070 at March 31, 2014, an increase of $1,719,984 mainly as a result of the increase in net operating losses for the fiscal year ended March 31, 2015.

The valuation allowance on the current deferred tax asset at March 31, 2014 was $759,518 as compared to $562,548 at March 31, 2013, an increase of $196,970 as a result of recognizing previous year operating losses on the China entity WCMC . The valuation allowance on the non-current deferred tax asset at March 31, 2014 was $3,647,070 as compared to $1,062,741 at March 31, 2013, an increase of $2,584,329 mainly as a result of the net operating loss for the fiscal year ended March 31, 2014.

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2015:
	Amount	Begins to Expire:
Federal net operating losses	$9,579,845	2025
Federal alternative minimum tax credits	$76,185	Indefinite
State net operating losses	$26,866,174	2032

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

The following table provides a reconciliation of our unrecognized tax benefits as of March 31, 2015:

Unrecognized tax benefits at March 31, 2014	$17,206
Increases based on tax positions related to 2015	--
Increases based on tax positions prior to 2015	357
Decreases from expiration of statute of limitations	8,465
Unrecognized tax benefits at March 31, 2015	$9,098

In fiscal 2015, we recognized $357 of interest expense related to uncertain tax positions in the Consolidated Statements of Operations and Comprehensive Loss. We have not accrued any penalties with respect to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2010 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Loss.

NOTE 10- RELATED PARTY TRANSACTIONS

WCMC leased approximately 1,000 square feet of office space from an affiliate of Cleantech Solutions International, or CSI, to serve as its primary corporate offices in Wuxi, China. The lease had an initial two-year term and rent under the lease with the CSI affiliate was approximately $17,000 on an annual basis. This lease expired on November 15, 2013 and was not renewed. In addition to having leased property from an affiliate of CSI, we subcontract fabrication and machining services from CSI through their manufacturing facility in Wuxi, China and such subcontracted services are overseen by our personnel co-located at CSI in Wuxi, China. We viewed CSI as a related party because a holder of approximately 5% of the fully diluted equity interests in CSI, also holds approximately 36% of the fully diluted equity interests in TechPrecision. There were no payments made to CSI in fiscal 2015 and fiscal 2014. WCMC is subcontracting manufacturing services from other Chinese manufacturing companies on comparable terms as those it has with CSI.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $9,409 and $12,413 for the years ended March 31, 2015 and 2014, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such series. Our board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and each share of Series A Convertible Preferred Stock became convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 1,927,508 and 2,477,508 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2015 and 2014, respectively.

In addition to the conversion rights described above, the certificate of designation for the Series A Convertible Preferred Stock provides that the holder of the Series A Convertible Preferred Stock or its affiliates will not be entitled to convert the Series A Convertible Preferred Stock into shares of common stock or exercise warrants to the extent that such conversion or exercise would result in beneficial ownership by the investor and its affiliates of more than 4.9% of the shares of common stock outstanding after such exercise or conversion. This provision cannot be amended. No dividends are payable with respect to the Series A Convertible Preferred Stock and no dividends are payable on common stock while Series A Convertible Preferred Stock is outstanding. The common stock cannot be repurchased while preferred stock is outstanding.

The holders of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Convertible Preferred Stock, (c) amend our certificate of incorporation or other charter documents in breach of any of the foregoing provisions, (d) increase the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Upon any liquidation we will be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment will be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

Under the terms of the purchase agreement pursuant to which the Series A Convertible Preferred Stock was sold, each investor has the right of first refusal in the event that we seek to raise additional funds through a private placement of securities, other than certain exempt issuances. The percentage of shares that an investor may acquire is based on the ratio of shares of our common stock held by the investor as a result of the conversion of our Series A Convertible Preferred Stock or represented by the Series A Convertible Preferred Stock held by the investor on an as converted basis to the total of shares of common stock into which the Series A Convertible Preferred Stock may be converted.

On August 14, 2009, our board of directors adopted a resolution authorizing and directing that the designated shares of Series A Convertible Preferred Stock be increased from 9,000,000 to 9,890,980.

On August 14, 2009, we entered into a warrant exchange agreement pursuant to which we agreed to issue 3,595,472 shares of Series A Convertible Preferred Stock to certain investors in exchange for warrants to purchase 9,320,000 shares of common stock. Effective September 11, 2009, the warrants were surrendered to us, we filed an amendment to the certificate of designation relating to the Series A Convertible Preferred Stock to increase the number of designated shares of Series A Convertible Preferred Stock, and the 3,595,472 shares of Series A Convertible Preferred Stock were issued pursuant to the terms of the warrant exchange agreement.  All warrants surrendered in connection with the warrant exchange were cancelled.

During the fiscal year ended March 31, 2015 and 2014, 550,000 and 3,055,490 shares of Series A Convertible Preferred Stock were converted into 718,954 and 3,994,133 shares of common stock, respectively. We had 1,927,508 and 2,477,508 shares of Series A Convertible Preferred Stock outstanding at March 31, 2015 and 2014, respectively.

Common Stock

We had 90,000,000 authorized common shares at March 31, 2015 and 2014.  There were 24,669,958 shares of common stock outstanding at March 31, 2015 and 23,951,004 shares of common stock outstanding at March 31, 2014. In fiscal 2015, we issued 718,954 shares of common stock in connection with Series A Convertible Preferred Stock conversions. In fiscal 2014, we issued 3,994,133 shares of common stock in connection with Series A Convertible Preferred Stock conversions.

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

Pursuant to the Plan, each newly elected independent director receives, at the time of election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1 of each year following the third anniversary of the date of his or her first election.

On June 13, 2013, we granted stock options to our Executive Chairman to purchase 100,000 shares of common stock each at an exercise price of $0.67 per share, the fair market value on the date of grant. One-third of the options vested at the time of the grant, with the remaining options vesting in equal amounts on the second and third anniversaries of the grant date.

On June 13, 2013, we granted stock options to our senior management team to purchase in total 300,000 shares of common stock at an exercise price of $0.67 per share, the fair market value on the date of grant. The options will vest in equal amounts over three years on the anniversary of the grant date.

On July 1, 2013, we granted stock options to members of our board of directors to purchase 20,000 shares of common stock at an exercise price of $0.62 per share, the fair market value on the date of grant. Fifty percent of the options vested at the time of the grant while the remaining options vested in equal amounts at six and eighteen months following the grant date.

On March 19, 2014, the Board approved a grant of 180,000 shares of restricted common stock to the CFO and other members of the Company’s finance team in recognition of their service to the Company. Assuming the employees remain employed by the Company at the time of each vesting event, vesting shall occur upon the timely completion of a new financing that provides adequate liquidity to the Company for one year; upon timely filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with no material weaknesses; and upon one year from the date of grant.

On July 1, 2014, we granted stock options to certain members of our board of directors to purchase 30,000 shares of common stock at an exercise price of $0.62 per share, the fair market value on the date of grant. Fifty percent of the options vested at the time of the grant, while the remaining options vested in equal amounts at six and eighteen months following the grant date.

The fair value of the options we granted was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the periods presented ranged from 100.7% to 134.1% for volatility, a risk free interest rate of 0.061% to 1.750%, and an expected term of approximately five years. At March 31, 2015, 1,712,006 shares of common stock were available for grant under the Plan.

The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2013	2,484,000	$1.027	$776,475	9.07
Granted	580,000	$0.670
Forfeited	(1,708,500)	$0.952
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Granted	50,000	$0.620
Forfeited	(215,000)	$0.730
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Vested or expected to vest at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Exercisable and vested at 3/31/2015	1,078,000	$1.089	$21,600	4.90

At March 31, 2015 there was $39,638 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The total fair value of shares vested during the year was $330,418.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2015:
	Number of Options	Weighted Average
Outstanding at 3/31/2013	854,334	$1.249
Granted	580,000	$0.670
Forfeited	(607,667)	$1.191
Vested	(205,334)	$1.783
Outstanding at 3/31/2014	621,333	$0.967
Granted	50,000	$0.620
Forfeited	(219,333)	$0.875
Vested	(339,500)	$1.075
Outstanding at 3/31/2015	112,500	$0.664

We made a discretionary grant outside of the Plan on June 13, 2013 of 200,000 options at an exercise price of $0.67 per share, the fair market value on the date of grant, to our non-employee directors in recognition of their additional services while we were seeking a permanent chief executive officer. The options have a term of ten years and will vest in three equal installments on each of the grant date and first and second anniversaries of the grant date and are subject to continuous service as members of the board through the second anniversary of the grant date. Although the grants were made outside of the Plan, the terms of the options are the same as those issued under the Plan.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At March 31, 2015, there were accounts receivable balances outstanding from three customers comprising 67% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2015				March 31, 2014
Customer	Dollars		Percent		Dollars		Percent
A		$296,815	36%		$	*	*	%
B		$128,738	16%		$	*	*	%
C		$123,604	15%		$	*	*	%
D	$	*	*	%		$255,360	11%
E	$	*	*	%		$750,146	33%
F	$	*	*	%		$312,576	14%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the fiscal year ended:

	March 31, 2015			March 31, 2014
Customer	Dollars		Percent	Dollars	Percent
A		$3,526,255	19%	$3,983,838	19%
B		$2,958,166	16%	$2,069,468	10%
C	$	*	*%	$2,955,296	14%
*less than 10% of total

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and net property, plant and equipment) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	2015	2014	2015	2014
United States	$17,439,107	$20,848,081	$5,609,973	$6,485,491
China	$794,107	$219,982	$68	$3,721

NOTE 16 – COMMITMENTS

Leases

On November 17, 2010, we entered into that certain Lease Agreement, dated November 17, 2010, or the prior lease, with Center Valley Parkway Associates, L.P., or the prior landlord, to lease approximately 3,200 square feet of office space in Center Valley, Pennsylvania which we used as our corporate headquarters.  We took possession of the office space on April 1, 2011.  In addition to the base rent, we paid the prior landlord certain operating expenses and other fees in accordance with the terms of the prior lease.  At March 31, 2014 we recorded a liability for deferred rent of $12,778 reflecting the difference between the expense recorded in our Consolidated Statement of Operations and Comprehensive Loss and the monthly rent cash payments paid to the prior landlord.

On March 3, 2015, we entered into a lease termination agreement pursuant to which the Company and prior landlord agreed to terminate without penalty the prior lease. As a result of the agreement, the prior lease was terminated on, and we vacated our corporate offices in Center Valley, Pennsylvania on March 15, 2015. We sold or retired substantially all of the furniture and fixtures at the Center Valley location. A loss of $81,340 was recognized on the retirement and is recorded in general and administrative expense in our Consolidated Statement of Operations and Comprehensive Loss. The Company agreed to reimburse the prior landlord for certain expenses it will incur in connection with re-leasing the Center Valley property. Other than as described above, there is no relationship between the Company and the prior landlord.

On March 6, 2015, we entered into a new office lease, or the Newtown Square Lease, with CLA Building Associates, L.P., or CLA,  pursuant to which the Company leases approximately 4,000 square feet located at 2 Campus Boulevard, Newtown Square, Pennsylvania, the Newtown Square Property. The initial term of the Newtown Square Lease commenced on March 15, 2015 and will expire on September 15, 2015, unless sooner if terminated in accordance with the terms of the Newtown Square Lease. The monthly base rent for the Newtown Square Property is $2,400 per month, for an aggregate amount of $14,400 during the initial term of the Newtown Square Lease, in addition to payments for electricity and gas (on a proportionate ratio basis for the entire building). The Company and CLA each have the right to terminate the Newtown Square Lease upon 45 days written notice to the other party though CLA can only exercise this right if it is able to lease the Newtown Square Property to another party for a term longer than the term of the Newtown Square Lease. Other than as described above, there is no relationship between the Company and CLA.

We also lease approximately 1,000 square feet of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires in November 2016. The lease can be renewed on an annual basis.

Rent expense for all operating leases for the fiscal years ended March 31, 2015 and 2014 was $69,397 and $104,047, respectively.

Future minimum lease payments required under non-cancellable operating leases in the aggregate totaled $22,215 at March 31, 2015.

Future minimum lease payments required under non-cancellable operating leases at March 31, 2016 and 2017 totaled $18,308 and $3,907, respectively.

As of March 31, 2015, we had $0.9 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase raw materials and supplies at fixed prices.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2015 for future executive salaries during the fiscal year ending March 31, 2016, including fiscal 2015 bonuses payable after March 31, 2015, was approximately $0.9 million. The aggregate commitment at March 31, 2015 was approximately $0.4 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of convertible preferred stock, warrants, and stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2015	March 31, 2014
Basic EPS
Net Loss	$(3,584,181)	$(7,095,391)
Weighted average shares	24,120,402	20,766,914
Basic Loss per share	$(0.15)	$(0.34)
Diluted EPS
Net Loss	$(3,584,181)	$(7,095,391)
Dilutive effect of convertible preferred stock, warrants and stock options	--	--
Diluted weighted average shares	24,120,402	20,766,914
Diluted Loss per share	$(0.15)	$(0.34)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended March 31, 2015 and 2014, there were 2,112,988 and 4,801,246, respectively, of potentially anti-dilutive stock options, warrants and convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

Assignment of Claim

On April 17, 2015, Ranor entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s unsecured claim against GTAT in the aggregate amount of $3,740,956.34. GTAT, together with certain of its direct and indirect subsidiaries, or collectively, the GTAT Group, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire. The GTAT Group’s bankruptcy filing caused an automatic stay in the arbitration proceeding that Ranor had previously asserted against GTAT and caused Ranor’s arbitration claim to become an unsecured creditor claim in the GTAT Group’s bankruptcy case. Pursuant to the Assignment Agreement, Citigroup will pay to Ranor an initial amount equal to $1,122,286.90, subject to a 54.75% (or $645,314.97) holdback, or the Holdback. The Holdback is to be paid either (A) upon receipt of written notice Ranor’s claim against GTAT (or any portion thereof) has been fully and finally allowed against the GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the Bankruptcy Court, or appeared on the claims agent’s or trustee’s or other estate representative’s records, or has otherwise been conclusively and finally treated in the GTAT proceedings, as “allowed” or “accepted as filed”; or (B) the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor’s claim against GTAT in the proceedings expires and no objection, dispute or challenge has been filed with respect to any portion of this claim. If the total amount of Ranor’s claim is allowed against GTAT, then Citigroup must pay Ranor the entire Holdback; however; if the amount of Ranor’s claim that is allowed is greater than $1,692,782.74 but less than the total amount of the claim, then Citigroup only has to pay Ranor an amount equal to the Holdback minus the product of 30% multiplied by the difference between the total amount of Ranor’s claim and the amount of Ranor’s claim that is actually allowed. If the total amount of Ranor’s claim that is allowed against GTAT is less than $1,692,782.74, then Ranor may be obligated to repurchase, at Citigroup’s election, any portion of its claim not allowed below $1,692,782.74 multiplied by 30%, plus interest at 7% per annum from April 21, 2015 through the repurchase date on the portion of the claim Ranor is obligated to repurchase from Citigroup. The Company cannot predict the amount of Ranor’s claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its Claim.

New Lease

On June 1, 2015 we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015, or the Commencement Date. The initial term of this lease will expire on the last day of the twelfth calendar month after the Commencement Date, unless sooner terminated in accordance with the terms of the lease. The Company’s base rent for the Wayne Property is $1,837.88 per month in addition to payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne.

Termination of Lease

On June 4, 2015, the Company entered into a lease termination agreement with CLA pursuant to which the Company and CLA agreed to terminate the Newtown Square Lease. Pursuant to the lease termination agreement, the Newtown Square Lease will be terminated on, and the Company will vacate the Newtown Square Property on or before June 30, 2015. The lease termination agreement provides that CLA will retain the Company’s security deposit of $2,400.

NOTE 19 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2015 and 2014. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  Net Losses for each period include contract losses and unabsorbed overhead that increased cost of goods sold and lowered gross profit. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2015
Net sales	$6,230	$4,571	$3,511	$3,921
Gross profit	$218	$867	$341	$881
Net Loss	$(1,271)	$(649)	$(946)	$(719)
Basic Loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.03)
Diluted Loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.03)
Year ended March 31, 2014 (a)
Net sales	$7,097	$5,196	$5,167	$3,608
Gross profit (loss)	$420	$727	$773	$(2,651)
Net Loss	$(1,424)	$(819)	$(757)	$(4,095)
Basic Loss per share	$(0.07)	$(0.04)	$(0.04)	$(0.19)
Diluted Loss per share	$(0.07)	$(0.04)	$(0.04)	$(0.19)

(a)	Fourth quarter gross margin for the year ended March 31, 2014 includes $2.7 million for estimated contract losses (see Note 7).

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO, in Internal Control - Integrated Framework.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of our internal control over financial reporting as of March 31, 2015, management identified a material weakness in the Company's internal control over financial reporting. Specifically, we did not maintain a sufficient complement of corporate accounting personnel or Ranor accounting staff necessary to consistently perform management review controls over  financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded in the proper period. The demand on the corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over our legacy system. As a result of this material weakness, we made a post-closing adjustment to work-in-process and cost of sales for one of our projects. The adjustment corrected inputs for certain project costs and losses on future sales commitments at our Ranor subsidiary. The adjustment was discovered after our first general ledger closing at year end, but the correcting journal entry was not reconciled and posted in a timely manner during the year end reporting cycle.

Remediation Plan

We engaged in substantial efforts to remediate the material weakness identified in our Annual Report on Form 10-K for the year ended March 31, 2014. Our efforts to remediate the material weakness identified in fiscal 2014 were ongoing in fiscal 2015. The following paragraphs describe changes in our internal control over financial reporting as a result of our efforts to remediate the material weakness.

•	We hired a new Vice-President of Finance at our Ranor subsidiary during the fourth quarter of fiscal 2015.

•	We continue to improve the account reconciliation process and provide guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations.

•
We continue to improve contract administration and review procedures, including the review of customer contracts with regard to the appropriate application of GAAP to ensure proper accounting treatment.

In addition, for fiscal 2016, we will continue to review our compensating controls, staffing requirements and the cost/benefit for upgrading our legacy systems. We believe that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control process and will diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies.

Changes in Internal Control over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

b)
Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under Item 4A “Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer of the Company, which may be found on the Company’s website at www.techprecision.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control,” will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the headings “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits.

2.1
Assignment of Claim Agreement, dated April 17, 2015, by and between Ranor, Inc. and Citigroup Financial Products Inc. (Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on April 23, 2015 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant. (Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014 and incorporated herein by reference).
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

4.2	Credit Loan Note in the name of Utica Leaseco, LLC, dated May 30, 2014 (Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on June 4, 2014 and incorporated herein by reference).
4.3
Term Loan and Security Agreement, dated December 22, 2014, by and between Revere High Yield Fund, LP and Ranor, Inc. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

4.4
Term Note in the original principal amount of $1,500,000 in the name of Revere High Yield Fund, LP dated December 22, 2014 (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

4.5
Term Note in the original principal amount of $750,000 in the name of Revere High Yield Fund, LP dated December 22, 2014 (Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

4.6
Guaranty Agreement, dated December 22, 2014, by and between TechPrecision Corporation and Revere High Yield Fund LP (Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

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

10.7†
At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated July 21, 2010, between the Registrant and James Molinaro (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on July 22, 2010 and incorporated herein by reference).

10.8
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. dated December 20, 2010 (Exhibit 10.3 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.9
Amendment, dated May 31, 2007, to the Agreement between TechPrecision Corporation and Barron Partners LP dated August 17, 2005 (Exhibit 10.14 to our annual report on Form 10-KSB, filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.10†	Form of Option Award Agreement for Directors (Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013 and incorporated herein by reference).
10.11†	Form of Restricted Stock Award Agreement (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014 and incorporated herein by reference).
10.12†
Separation, Severance and Release Agreement, dated July 14, 2014 between TechPrecision Corporation and Robert Francis (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 18, 2014 and incorporated herein by reference).

10.13†
Employment Agreement, dated November 14, 2014 between Ranor, Inc. and Alexander Shen (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014 and incorporated herein by reference).

10.14
Lease Agreement, dated March 15, 2015, by and between CLA Building Associates, L.P. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 6, 2015 and incorporated herein by reference).

10.15
Lease Termination Agreement, dated March 2, 2015, by and between Center Valley Parkway Associates, L.P. and TechPrecision Corporation (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on March 6, 2015 and incorporated herein by reference).

10.16
Lease Agreement, dated June 1, 2015, by and between GPX Wayne Office Properties, L.P. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 5, 2015 and incorporated herein by reference).

10.17
Lease Termination Agreement, dated June 4, 2015, by and between CLA Building Associates, L.P. and TechPrecision Corporation (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on June 5, 2015 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2015 and 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.

†     Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TechPrecision Corporation

June 29, 2015	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Alexander Shen and Richard F. Fitzgerald or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 29, 2015
Alexander Shen	(Principal Executive Officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	June 29, 2015
Richard F. Fitzgerald	(Principal Financial and Accounting Officer)

/s/ Leonard M. Anthony	Chairman of the Board	June 29, 2015
Leonard M. Anthony

/s/ Michael R. Holly	Director	June 29, 2015
Michael R. Holly

/s/ Andrew A. Levy	Director	June 29, 2015
Andrew A. Levy

/s/ Philip A. Dur	Director	June 29, 2015
Philip A. Dur

/s/ Robert G. Isaman	Director	June 29, 2015
Robert G. Isaman

Exhibit Index.

Exhibit Number	Description of Document
21.1	List of Subsidiaries
23.1	Consent of Marcum, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2015 and 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.