Form 10-K/A
period 2015-03-31
TECHPRECISION CORP
filed 2015-07-29
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

992 Old Eagle School Road, Suite 909 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.6 million.

The number of shares outstanding of the registrant’s common stock as of July 28, 2015 was 25,446,187.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 to supplement Item 10 and amend and restate Items 11 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement with respect to our Annual Meeting of Stockholders for 2015. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2015 remains unchanged.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position
Leonard M. Anthony (1) (2) (3)	61	Executive Chairman
Michael R. Holly (1) (2)	69	Director
Andrew A. Levy	68	Director
Philip A. Dur (2)	71	Director
Robert G. Isaman (1)	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Chairman of our board of directors

Leonard M. Anthony, has been a member of our board of directors since September 2010 and currently serves as our non-executive Chairman.  From May 13, 2013 through November 17, 2014 Mr. Anthony served as TechPrecision’s Executive Chairman.  Mr. Anthony’s primary professional activity, since September 2008, has been serving on the board of directors for MRC Global, Inc. where he chairs the audit committee. Previously, Mr. Anthony served as the President and Chief Executive Officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel, Inc. from December 2007 to October 2008. From April 2005 to August 2007, Mr. Anthony was the Executive Vice President and Chief Financial Officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries. Mr. Anthony has more than 25 years of financial and operational management experience. Mr. Anthony earned a B.S. in Accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.

Mr. Anthony’s significant executive and board experience within the steel manufacturing industry qualifies him to engage in our assessment of our business and growth opportunities, as well as to provide insight into corporate governance and management best practices among peer companies.

Michael R. Holly, has been a member of our board of directors since March 2006 and currently serves as the Chairman of the Audit Committee. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was the Managing Director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly was a founding partner. While at Safeguard International Fund, L.P., Mr. Holly worked extensively with industrial companies, including those engaged in precision manufacturing for aerospace and other industrial sectors. Mr. Holly is a certified public accountant and has a B.S. in Economics from Mount St. Mary’s University.

Mr. Holly brings to our board of directors an extensive background in private investment as well as financial expertise, and provides advice and leadership with respect to our financial health and the execution of our growth strategies. As a certified public accountant, Mr. Holly chairs the Audit Committee and serves as a financial expert on the Audit Committee.

Andrew A. Levy, has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, a small investment banking firm. Mr. Levy is also the manager of WM Realty and has held that position since February 2006.  Mr. Levy received a B.S. in Engineering from Yale University and received his J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Philip A. Dur, has been a member of our board of directors since October 2009 and currently serves as Chairman of the Compensation Committee. Since 2006 Mr. Dur has served on the board of directors of Kennametal, Inc. From October 2001 until his retirement in December 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation, a global defense/aerospace company, and President, Northrop Grumman Ship Systems Sector. Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco Inc. and Tenneco Automotive. Prior to entering the private sector, Mr. Dur served in the United States Navy, attaining the rank of Rear Admiral. Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division. Mr. Dur holds a Ph.D. in Political Economy and Government and a M.P.A.from Harvard University, as well as master’s and undergraduate degrees from the University of Notre Dame.

Mr. Dur’s significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to our strategic and industry-related decision-making, as well as to discussions of our management and corporate governance.

Robert G. Isaman, has been a member of our board of directors since December 2012. Since 2012, Mr. Isaman has served as an Operating Partner at Kohlberg & Company, a leading U.S. private equity fund which acquires middle market companies. From 2010 to 2012, Mr. Isaman was Chief Executive Officer of Stolle Machinery Company, LLC, a market leader in the metal/composite container-making equipment industry. From 2007 to 2009, Mr. Isaman was President at Terex Construction and Roadbuilding, with responsibility for divisions generating $2.7 billion in revenue that design, manufacture, distribute and provide aftermarket services for a wide variety of roadbuilding and construction vehicles and equipment. Prior to that, Mr. Isaman spent 21 years at United Technologies Corporation, a diversified industrial manufacturer, in a number of positions of increasing responsibility, including serving as Vice President of Marketing and Field Operations of Otis Elevator Company in Hong Kong, S.A.R. from 2001 to 2002 and as President of Otis Elevator (China) Investment, Ltd. in Beijing, China from 2002 to 2005, before rising to the position of President of Fire Safety Americas, UTC Fire & Security in 2006. Mr. Isaman holds a B.S. in Marketing from the University of Maryland and an M.B.A. from the George Washington University.

Mr. Isaman brings to our board of directors substantial industry experience combined with a track record of growing businesses, both organically and through acquisitions and joint ventures. In addition to his strong international experience in business operations and growth, especially in the Asia Pacific region, our board of directors believes that Mr. Isaman is a valuable asset to our strategic planning and growth process.

Each of our directors is elected for a term of one year, or until their successor is duly elected and qualified. None of our executive officers and directors has any family relationships with each other.

The information required as to our executive officers is set forth in Item 10 of Part III of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Committees of the Board of Directors

Our board of directors has two standing committees: the Audit Committee and the Compensation Committee. The Audit Committee consists of Mr. Holly (chairman), Mr. Anthony and Mr. Isaman. Our board of directors has determined that Mr. Holly, who is chairman of the Audit Committee, is an Audit Committee financial expert. The Compensation Committee consists of Mr. Dur (chairman), Mr. Anthony and Mr. Holly. Our board of directors has determined that Messrs. Holly, Isaman, and Dur each satisfy the independence standards for those committees established by the applicable rules and regulations of the SEC and Nasdaq.  As Mr. Anthony served as our Executive Chairman from May 13, 2013 through November 17, 2014, he does not satisfy the independence standards for our Audit Committee and Compensation Committee established by the applicable rules and regulations of the SEC and Nasdaq.  Despite Mr. Anthony not being independent, we feel that, in light of his familiarity with the Company and the energy he puts forth in fulfilling his duties as a director of the Company and a member of the Audit Committee and Compensation Committee, Mr. Anthony’s membership on the Audit Committee and Compensation Committee is required by the best interest of the Company and its stockholders.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. To our knowledge, during the fiscal year ended March 31, 2015, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis except for the Form 3 related to Alexander Shen.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of (i) each person who served as our principal executive officer or principal financial officer during fiscal 2015, (ii) the most highly compensated executive officer other than the principal executive officer and principal financial officer who was serving in such position as of March 31, 2015 and (iii) an individual who would have been included in the tables below but for the fact that he was not an executive officer at March 31, 2015.  Collectively, such individuals are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Leonard M. Anthony, Former Executive Chairman (2)	2015 2014 2013	- - -	- - -	$16,676 $32,756 - -	- (5) $210,000(6) -	$ 16,676 $242,756 -
Alexander Shen, Chief Executive Officer (3)	2015 2014 2013	$211,538 - -	$165,000 - -	- - -	$ 58,996(9) - -	$437,434 - -
Richard Fitzgerald, Chief Financial Officer	2015 2014 2013	$259,700 $259,700 $256,025	- - -	$81,933 $77,227 $80,385	$ 4,800(7) $ 4,800(7) $ 4,800(7)	$346,433 $341,727 $341,210
Robert Francis, Former President and General Manager - Ranor (4)	2015 2014 2013	$ 57,500 $230,000 $230,000	- - -	$ 6,742 $ 32,336 $ 8,858	$ 88,462(10) $ 5,000(8) $ 15,000(8)	$152,704 $267,336 $253,858

(1)
These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 13 to our Consolidated Financial Statements in this Form 10-K.

(2)	Mr. Anthony served as Executive Chairman until his resignation on November 17, 2014.
(3)
On June 23, 2014, Mr. Shen was appointed to the position of President of the Company’s subsidiary, Ranor, Inc. with an annual base salary of $275,000.   Effective November 17, 2014 Mr. Shen was appointed as the Company’s Chief Executive Officer while also continuing to hold that President position at Ranor.

(4)
Mr. Francis served as President and General Manager of Ranor until June 23, 2014.  Upon his termination, he transitioned into a consulting role with Ranor, for which he received aggregate severance payments of $88,462 at a rate of $19,166.66 per month through November 26, 2014.

(5)	Mr. Anthony waived all compensation as Executive Chairman for the period from April 1, 2014 through November 17, 2014.
(6)
Mr. Anthony was compensated for his services as our Executive Chairman pursuant to a consulting agreement that is described in greater detail below, under the heading “Directors’ Compensation - Fees and Equity Awards for the Former Executive Chairman.” All of his compensation for such services was paid pursuant to this agreement.

(7)	Mr. Fitzgerald received an automobile allowance of $400 per month.
(8)	Mr. Francis received a relocation allowance of $1,250 per month from February 2012 through July 2013.
(9)	Other compensation paid to Mr. Shen includes a primary residence relocation allowance of $35,000 plus reimbursement of temporary living expenses of $23,996.
(10)	Mr. Francis received aggregate severance payments of $88,462 from July 1, 2014 through November 26, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
Leonard M. Anthony (1)	100,000	-	$0.67	June 12, 2023
	50,000	-	$0.82	Sept. 26, 2020
	5,000	5,000	$0.62	June 30, 2024
Richard Fitzgerald (2)(3)					90,000	$9,900
	150,000	-	$0.49	March 22, 2019
	150,000	-	$0.70	August 4, 2020
	100,000	-	$1.96	April 18, 2021
	13,334	26,666	$0.67	June 12, 2023
Robert Francis (4)	-	-	-	-

(1)
Options granted to Mr. Anthony on June 13, 2013 vested in three equal annual installments beginning on the date of the option grant.  Options granted to Mr. Anthony on July 1, 2014 vest 50% upon the six-month anniversary of the option grant date and 50% upon the 18-month anniversary of the option grant date.

(2)
Options granted to Mr. Fitzgerald on March 23, 2009, August 4, 2010, and April 19, 2011 vested in three equal annual installments beginning on the first anniversary date of the option grant.  Options granted to Mr. Fitzgerald on June 13, 2013 vest in three equal annual installments beginning on the first anniversary date of the option grant.

(3)
Restricted Stock granted to Mr. Fitzgerald on March 19, 2014 vested in three equal installments, upon the timely completion of a new financing that provides adequate liquidity to the Company for one year; upon the timely filing of the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with no material weaknesses; and upon one year from the date of grant.

(4)
In accordance with the 2006 TechPrecision Long-Term Incentive Plan, options granted to Mr. Francis expired on September 23, 2014, as a result of his resignation as President and General Manager of Ranor.

(5)	Based on the $0.11 closing market price of our common stock on March 31, 2015.

Employment and Executive Consulting Agreements

At March 31, 2015, we had employment agreements with each of our Named Executive Officers.  Mr. Anthony’s compensation as Executive Chairman through November 17, 2014 is outlined in “Directors’ Compensation.”

Alexander Shen Employment Agreements

We executed an employment agreement with Mr. Shen on November 17, 2014 (the “CEO Employment Agreement”) to engage Mr. Shen for the position of Chief Executive Officer.  The terms of the CEO Employment Agreement provide that Mr. Shen will report directly to our board of directors and others at the direction of the board at such time and in such detail as the board shall reasonably require and his duties and responsibilities shall consist of such powers, duties and responsibilities as are customary for the office of Chief Executive Officer of a company similar in size and stature to the Company.

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary of $275,000 and was awarded a one-time grant of options to purchase 1,000,000 shares of our common stock, which vest in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. The exercise price of the options is equal to the market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 60% of Mr. Shen’s annual base salary.  The CEO Employment Agreement provides that the Company will be required to pay no less than one-half of the targeted bonus amount for fiscal 2015.  Mr. Shen is entitled to participate fully in our employee benefit plans and programs. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer.  Under the terms of the CEO Employment Agreement Mr. Shen is also entitled to temporary living expenses and a relocation allowance of $35,000 at the time of his relocation to the Westminster, Massachusetts area.

We may terminate the CEO Employment Agreement at any time without “cause,” as defined therein. In the event of a termination without cause, we will be required to pay Mr. Shen an amount equal to one year of his base salary paid in equal installments in accordance with our payroll policies. We may terminate the CEO Employment Agreement for cause at any time upon seven days written notice, during which period Mr. Shen may contest his termination before our board of directors

Mr. Shen will have the obligation not to disclose our confidential information or trade secrets to anyone following termination of the CEO Employment Agreement. Mr. Shen is also subject to a covenant not to compete with us for a period of 12 months following termination of the CEO Employment Agreement.

On June 20, 2014, we executed an employment agreement to engage Mr. Shen for the position of President of Ranor.  This agreement was superseded by the CEO Employment Agreement noted above.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement with Mr. Fitzgerald on March 23, 2009 (the “CFO Employment Agreement”) to engage Mr. Fitzgerald for the position of Chief Financial Officer. The terms of the CFO Employment Agreement provide that Mr. Fitzgerald shall report directly to our board of directors and our Chief Executive Officer and his duties include, but are not limited to, directing the preparation of budgets, financial forecasts and strategic planning, as well as establishing major economic objectives and policies for us and ensuring compliance with SEC reporting obligations.

Upon his execution of the CFO Employment Agreement, Mr. Fitzgerald received a signing bonus of $25,000. Pursuant to the CFO Employment Agreement, Mr. Fitzgerald receives an annual base salary of $195,000 and was awarded a one-time grant of options to purchase 150,000 shares of our common stock, which vested in three equal parts over three years. The exercise price of the options is equal to the market price as of the grant date or $0.49 per share. Mr. Fitzgerald is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors. Mr. Fitzgerald is entitled to participate fully in our employee benefit plans and programs. Mr. Fitzgerald will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Financial Officer.

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

On March 19, 2014, our board of directors approved an award of 90,000 shares of restricted common stock to Mr. Fitzgerald under the 2006 TechPrecision Corporation Long-Term Incentive Plan, as amended (the “2006 Plan”).  The restricted stock vests in three equal installments starting on the anniversary of the grant date, subject to Mr. Fitzgerald’s continuous service with us.

On June 13, 2013, our board of directors approved an award of stock options to purchase 40,000 shares of Common Stock to Mr. Fitzgerald with an exercise price of $0.67 per share, the closing stock price on the date of grant. These options will vest in three equal annual installments starting on the first anniversary of the grant date, subject to Mr. Fitzgerald’s continuous service with us and will expire on June 12, 2023.

On April 19, 2011, our board of directors approved an annual base salary of $245,000 for Mr. Fitzgerald, effective retroactively as of April 1, 2011. Additionally, our board of directors granted to Mr. Fitzgerald stock options to purchase 100,000 shares of our common stock under the 2006 Plan, with an exercise price of $1.96, the closing price per share of our common stock on the date of grant. These options will vest in equal annual installments on each of the first three anniversaries of the date of grant and will expire on April 18, 2021.

 On July 31, 2010, we granted to Mr. Fitzgerald stock options to purchase 150,000 shares of our common stock under the 2006 Plan with an exercise price of $0.70, the closing price per share of our common stock on the date of grant. These options vested in equal annual installments on each of the first three anniversaries of the date of grant and will expire on August 4, 2020.

On June 4, 2012, our board of directors approved an annual base salary of $259,700 for Mr. Fitzgerald, effective as of July 1, 2012.

Robert Francis Employment Agreement

Ranor executed an employment agreement with Mr. Francis on January 27, 2012 (the “Francis Employment Agreement”) to engage Mr. Francis for the position of President and General Manager of Ranor. The terms of the Francis Employment Agreement provide that Mr. Francis shall report directly to our board of directors and our Chief Executive Officer.

Pursuant to the Francis Employment Agreement, Mr. Francis received an annual base salary of $230,000 and was awarded a one-time grant of options to purchase 50,000 shares of our common stock, which vest in three equal parts over three years. The exercise price of the options was equal to the market price as of the grant date or $0.70 per share. Mr. Francis was also granted a relocation stipend of $1,250 per month beginning on February 8, 2012 and ending on August 7, 2013. Mr. Francis was also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors. Mr. Francis was entitled to participate fully in our employee benefit plans and programs. Mr. Francis was also reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities.

Upon termination of the Francis Employment Agreement, Mr. Francis will have the obligation not to disclose our confidential information or trade secrets to anyone following such termination. Mr. Francis is also subject to a covenant not to compete with us for a period of one year following termination of the Francis Employment Agreement.

On June 13, 2013, our board of directors approved an award of stock options to purchase 150,000 shares of our common stock to Mr. Francis under the 2006 Plan with an exercise price of $0.67 per share the closing stock price per share of our common stock on the date of grant. These options were to vest in three equal annual installments starting on the first anniversary of the grant date subject to Mr. Francis’ continuous service with us.

On July 14, 2014, Mr. Francis and the Company executed a Separation, Severance and Release Agreement, pursuant to which Mr. Francis resigned as President and General Manager of Ranor and agreed to transition into a consulting role with Ranor.  Pursuant to this agreement, Mr. Francis was to receive monthly severance payments of $19,166.66 per month for three months.  Effective June 23, 2014, Mr. Francis was no longer entitled to participate in our employee benefit plans and programs.  On October 24, 2014, Mr. Francis and the Company jointly agreed to extend his severance payments and transition consulting role for an additional seven weeks.  Total severance payments to Mr. Francis during fiscal 2015 were $88,462 and both his severance and consulting service concluded on November 26, 2014.

2006 Long-Term Incentive Plan

Under the 2006 Plan, each newly elected independent director receives at the time of his election, stock options with a term of five years to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of his or her election. These options vest as to 30,000 shares of our common stock on the date of grant and 10,000 shares of our common stock on each of the first and second anniversaries of the grant date. The 2006 Plan also provides for an annual option grant of 10,000 shares of our common stock to directors beginning on July 1 after the third anniversary of a director’s election to our board of directors.

Of the 3,300,000 shares of our common stock covered by the 2006 Plan, as of March 31, 2015, there were outstanding options to purchase 1,190,500 shares of our common stock, which amount included options to purchase 337,500 shares of our common stock issued to our independent directors and options to purchase 530,000 shares of our common stock issued to our executive officers.  All options to purchase shares of our common stock that were held by Mr. Francis as of September 23, 2014 expired and became eligible to be issued under the 2006 Plan.

The following table summarizes the equity compensation plans under which our securities may be issued as of March 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,190,500	$1.049	1,712,006

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

Directors’ Compensation

Fees and Equity Awards for the Former Executive Chairman

On June 13, 2013, our board of directors approved certain compensatory arrangements for Mr. Anthony’s service as our Executive Chairman. The arrangements for Mr. Anthony were recommended by the Compensation Committee. For his service as Executive Chairman and in addition to any compensation Mr. Anthony received as a member of our board of directors, Mr. Anthony received: (i) cash compensation of $20,000 per month (prorated for any partial months) retroactive to May 13, 2013; (ii) an award of stock options to purchase 100,000 shares of our common stock, granted pursuant to the 2006 Plan, with an exercise price of $0.67 per share (the closing price of our common stock on June 13, 2013), which vest in three equal installments on each of the grant date and the first two anniversaries of the grant date, subject to Mr. Anthony’s continuous service as a member of our board of directors, and will expire on June 23, 2023; and (iii) reimbursement of all documented expenses incurred incident to activities undertaken for us.  Mr. Anthony waived all compensation due to him as Executive Chairman for the period April 1, 2014 through November 17, 2014.

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Meeting Fee (Quarterly)	$2,500
Telephonic Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman - Annual Retainer	$12,000

In addition, the 2006 Plan provides for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected non-employee director and annual grants of 10,000 options to purchase shares of our common stock commencing with the third year of service as a director, as described under the heading “Executive Compensation - 2006 Long-Term Incentive Plan.”

On June 13, 2013, in recognition of the extraordinary service and extra time devoted by each member of our board of directors during the transitional period while we did not have a permanent chief executive officer, on the recommendation of the Compensation Committee, our board of directors approved awards of stock options to purchase 50,000 shares of our common stock to each non-employee member of our board of directors. This grant of options is an extraordinary, one-time award made outside the 2006 Plan.  These options have an exercise price of $0.67 per share and vest in three equal installments on each of the grant date and the first two anniversaries of the grant date, subject to such director’s continuous service as a member of our board of directors and will expire on June 12, 2023. Although granted outside of the 2006 Plan, the terms and conditions of these options will be substantially the same as options awarded under the 2006 Plan.

Non-Employee Director Compensation Table

The following table sets forth compensation paid to each non-employee director who served during the year ended March 31, 2015.  Mr. Anthony served as our Executive Chairman from May 13, 2013 through November 17, 2014 and has served as the Chairman of our board of directors since December 2012. From October 2010 to December 2012, Mr. Dur was the Chairman of our board of directors. Messrs. Holly and Dur chair the Audit Committee and Compensation Committee, respectively.

Name	Fees Earned (1)	Option Awards (2)	All Other Compensation	Totals
Philip A. Dur	$-	$17,939	$ -	$17,939
Michael R. Holly	$-	$17,939	$ -	$17,939
Andrew A. Levy	$-	$8,934	$ -	$8,934
Robert G. Isaman	$-	$18,105	$ -	$18,105
Leonard M. Anthony (3)	$-	$2,713	$ -	$2,713

(1)	The Board of Directors waived all fees that would have been received for serving on the board of directors during fiscal 2015.
(2)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. As of March 31, 2015, there were a total of 1,190,500 options outstanding under the 2006 Plan, of which 337,500 were issued to members of our board of directors.

(3)
During fiscal 2015, Mr. Anthony received compensation both for his service as a director and Chairman of our board of directors and as Executive Chairman.  On December 22, 2014, Mr. Anthony elected to waive all compensation as a member of our board of directors and as Executive Chairman for the period April 1, 2014 through November 17, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of our common stock beneficially owned, as of July 23, 2015, by:

·	each of our directors;
·	each Named Executive Officer;
·	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
·	all directors and Named Executive Officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of July 28, 2015.

The address of each person listed below is c/o TechPrecision, Corp., 992 Old Eagle School Road, Suite 909, Wayne, PA 19087.

Name	Shares	Percentage
Andrew A. Levy(1)	1,622,100	6.37%
Alexander Shen	-	*
Richard F. Fitzgerald (2)	516,667	2.03%
Michael Holly (3)	237,500	*
Philip A. Dur (4)	115,000	*
Leonard M. Anthony (5)	175,000	*
Robert G. Isaman (6)	100,000	*
Robert Francis (7)	-	*
All officers and directors as a group (eight individuals) (8)	2,766,267	10.87%
* Less than 1%

(1)	Includes 50,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Levy that may be exercised within 60 days of July 23, 2015.
(2)
Includes 426,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of July 23, 2015, plus 90,000 shares of restricted stock granted to Mr. Fitzgerald on March 19, 2014.

(3)	Includes 102,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 23, 2015.
(4)	Includes 75,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 23, 2015.
(5)	Includes 155,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 23, 2015.
(6)	Includes 100,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Isaman that may be exercised within 60 days of July 23, 2015.
(7)	All stock options previously granted to Mr. Francis that were unexercised as of September 24, 2014 (three months from the date his employment terminated) expired on that date.
(8)	Includes 999,167 shares of common stock issuable upon the exercise of stock options granted to our directors and officers that may be exercised within 60 days of July 23, 2015.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the securities authorized for issuance under the Company’s equity compensation plans, please see the discussion under Item 11, below the heading “2006 Long-Term Incentive Plan” which discussion is incorporated herein by reference.

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

Related Person Transactions

We are not aware of any transactions, since the beginning of the last fiscal year, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees

The following is a summary of fees for professional services rendered by Marcum LLP, for the years ended March 31, 2015 and 2014:

	Year ended March 31,
	2015	2014
Audit fees	$201,135	$145,650
Audit related fees	67,549	2,737
Tax fees	-	-
Total	$268,684	$148,387

Marcum LLP assumed the role as the Company’s independent registered accounting firm on October 14, 2013 replacing KPMG LLP.   During the fiscal year ended March 31, 2014 (“fiscal 2014”), KPMG LLP provided quarterly review services through June 30, 2013, continued certain tax and international statutory audit services and provided services to support the transition of Marcum LLP as the Company’s independent registered accounting firm during the fiscal year ended March 31, 2014.   KPMG LLP received a total of $182,078 in fees, consisting of $102,088 in audit fees, $35,000 in audit related fees and $44,990 in tax fees, in fiscal 2014.

Audit fees. Audit fees represent fees for professional services performed by Marcum LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.  During fiscal 2014, the Company also paid $75,000 to KPMG LLP for interim review services related to the quarterly period ended June 30, 2013.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Marcum LLP that are reasonably related to the performance of the audit or review of our financial statements. These services include services related to consultation with respect to financial reporting and accounting standards.  Fees incurred during fiscal 2014 relate to auditor transition and succession activities incurred by Marcum LLP.

Tax fees. There were no fees paid to Marcum LLP for tax compliance services during fiscal 2015 or fiscal 2014.

All other fees. There were no other fees paid to Marcum LLP for the fiscal years ended March 31, 2015 and 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2015 and fiscal 2014 were pre-approved by the Audit Committee.

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

10.13†
Employment Agreement, dated November 14, 2014 between TechPrecision Corporation and Alexander Shen (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014 and incorporated herein by reference).

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
101*
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

July 29, 2015

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