Form 10-Q
period 2015-06-30
TECHPRECISION CORP
filed 2015-08-14
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51378

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding at August 10, 2015 was 25,446,187.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,464,760	$1,336,325
Accounts receivable, less allowance for doubtful accounts of $24,693 in 2016 and 2015	821,639	826,363
Costs incurred on uncompleted contracts, in excess of progress billings	1,800,489	2,008,244
Inventories - raw materials	135,771	134,812
Current deferred taxes	826,697	826,697
Other current assets	465,816	538,253
Total current assets	5,515,172	5,670,694
Property, plant and equipment, net	5,430,345	5,610,041
Other noncurrent assets, net	27,155	45,490
Total assets	$10,972,672	$11,326,225

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,203,675	$1,526,123
Trade notes payable	74,401	138,237
Accrued expenses	1,700,092	1,665,658
Advanced claims payment	507,835	--
Deferred revenues	714,551	1,211,506
Short-term debt	2,250,000	2,250,000
Current portion of long-term debt	933,823	933,651
Total current liabilities	7,384,377	7,725,175
Long-term debt, including capital lease	2,252,337	2,485,858
Noncurrent deferred taxes	826,697	826,697
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with 1,333,697 and 1,927,508 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively
(liquidation preference: $380,104 - June 30, 2015; $549,340 - March 31, 2015)	394,758	524,210
Common stock - par value $.0001 per share, 90,000,000 shares authorized,
25,446,187 and 24,669,958 shares issued and outstanding at June 30, 2015,
and at March 31, 2015, respectively	2,545	2,467
Additional paid in capital	6,630,920	6,487,589
Accumulated other comprehensive income	24,019	23,561
Accumulated deficit	(6,542,981)	(6,749,332)
Total stockholders’ equity	509,261	288,495
Total liabilities and stockholders’ equity	$10,972,672	$11,326,225

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net sales	$4,374,975	$6,230,341
Cost of sales	3,092,116	6,012,101
Gross profit	1,282,859	218,240
Selling, general and administrative	804,207	1,328,773
Income (loss) from operations	478,652	(1,110,533)
Other (expense) income	(189)	53
Interest expense	(272,122)	(160,589)
Interest income	10	--
Total other expense, net	(272,301)	(160,536)
Income (loss) before income taxes	206,351	(1,271,069)
Income tax expense	--	--
Net income (loss)	$206,351	$(1,271,069)
Other comprehensive income (loss), before tax:
Change in unrealized loss on cash flow hedges	--	(16,680)
Reclassification adjustments for cash flow hedge losses included in net loss	--	29,105
Foreign currency translation adjustments	(61)	30
Other comprehensive income (loss), before tax	(61)	12,455
Income tax expense of other comprehensive income (loss) items	--	--
Comprehensive income (loss), net of tax	$206,290	$(1,258,614)
Net loss per share (basic)	$0.01	$(0.05)
Net loss per share (diluted)	$0.01	$(0.05)
Weighted average number of shares outstanding (basic)	24,867,019	24,010,264
Weighted average number of shares outstanding (diluted)	24,867,019	24,010,264

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$206,351	$(1,271,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	276,917	255,645
Stock based compensation expense	13,957	68,824
Provision for contract losses	20,371	366,951
Changes in operating assets and liabilities:
Accounts receivable	4,724	(940,242)
Costs incurred on uncompleted contracts, in excess of progress billings	207,755	561,964
Inventories – raw materials	(959)	51,153
Other current assets	11,078	4,001
Other noncurrent assets	--	(335,226)
Accounts payable	(386,285)	921,933
Accrued expenses	14,520	(431,784)
Advanced claims payment	507,835	--
Deferred revenues	(496,955)	(809,766)
Net cash provided by (used in) operating activities	379,309	(1,557,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,600)	(54,093)
Net cash used in investing activities	(17,600)	(54,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	--	4,150,000
Repayment of long-term debt	(233,349)	(2,738,105)
Net cash (used in) provided by financing activities	(233,349)	1,411,895
Effect of exchange rate on cash and cash equivalents	75	1
Net increase (decrease) in cash and cash equivalents	128,435	(199,813)
Cash and cash equivalents, beginning of period	$1,336,325	$1,086,701
Cash and cash equivalents, end of period	$1,464,760	$886,888

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$159,324	$115,056
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three Months Ended June 30, 2015

For the three months ended June 30, 2015, the Company issued 776,229 shares of common stock in connection with the conversion of 593,811 shares of Series A Convertible Preferred Stock.

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

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $1.5 million, of which $16,005 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $379,309 for the three months ended June 30, 2015, which includes an advance payment of $507,835 received on April 17, 2015 under an Assignment of Claim Agreement described below. We continue to reduce our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the three months ended June 30, 2015, when compared with the three months ended June 30, 2014. As a result, we recorded net income of $206,351 for the three months ended June 30, 2015 compared with a net loss of $1.3 million for the three months ended June 30, 2014.

We incurred an operating loss of $3.6 million for the year ended March 31, 2015, or fiscal 2015. In fiscal 2014, we recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing of GT Advanced Technologies, Inc., or GTAT, and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement with GTAT. The claim is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor’s claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent’s, or trustee’s or other estate representative’s records, or has otherwise been conclusively and finally treated in GTAT’s bankruptcy, as “allowed” or “accepted as filed”; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor’s claim without any such objection, dispute or challenge having been filed. If Ranor’s claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor’s claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor’s claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor’s claim and the amount of such claim that is actually allowed. If the total amount of Ranor’s claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor’s claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repurchase.

The Company cannot predict the amount of Ranor’s claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

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

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to Santander Bank N.A. under a  Loan and Security Agreement.  Additionally, the Company retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

On December 22, 2014, Ranor entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to the Bank, plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants more fully described in Note 9 – Debt.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. As such, we would need to seek alternative financing to pay these obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

Our liquidity is highly dependent on our available financing facilities and our ability to improve our gross profit and operating income. Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. If we successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then we believe that our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

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

The condensed consolidated financial statements for the three months ended June 30, 2015 and for the year ended March 31, 2015, or fiscal 2015, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.4 million at June 30, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure additional long-term financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive income (loss) for the three month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended June 30, 2015 and 2014 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, or the 2015 Form 10-K, filed with the SEC on June 29, 2015.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2015 Form 10-K.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU No. 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 makes specific amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:
	June 30, 2015	March 31, 2015
Land	$110,113	$110,113
Building and improvements	3,235,308	3,235,308
Machinery equipment, furniture and fixtures	8,733,884	8,733,660
Equipment under capital leases	65,568	65,568
Construction in progress	17,600	--
Total property, plant and equipment	12,162,473	12,144,649
Less: accumulated depreciation	(6,732,128)	(6,534,608)
Total property, plant and equipment, net	$5,430,345	$5,610,041

Depreciation expense for the three months ended June 30, 2015 and 2014 was $197,228 and $215,516, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:
	June 30, 2015	March 31, 2015
Cost incurred on uncompleted contracts, beginning balance	$4,068,488	$9,960,072
Total cost incurred on contracts during the period	2,991,953	10,034,158
Less cost of sales, during the period	(3,092,116)	(15,925,742)
Cost incurred on uncompleted contracts, ending balance	$3,968,325	$4,068,488

Billings on uncompleted contracts, beginning balance	$2,060,244	$4,702,070
Plus: Total billings incurred on contracts, during the period	4,482,567	15,591,388
Less: Contracts recognized as revenue, during the period	(4,374,975)	(18,233,214)
Billings on uncompleted contracts, ending balance	$2,167,836	$2,060,244

Cost incurred on uncompleted contracts, ending balance	$3,968,325	$4,068,488
Billings on uncompleted contracts, ending balance	2,167,836	2,060,244
Costs incurred on uncompleted contracts, in excess of progress billings	$1,800,489	$2,008,244

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of June 30, 2015 and March 31, 2015, we had deferred revenues totaling $714,551 and $1,211,506, respectively. Deferred revenues represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive income (loss). We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 – OTHER CURRENT ASSETS
	June 30, 2015	March 31, 2015
Payments advanced to suppliers	$72,002	$54,422
Prepaid insurance	176,745	205,477
Collateral deposits	85,252	85,252
Deferred loan costs, net of amortization	122,708	184,063
Other	9,109	9,039
Total	$465,816	$538,253

NOTE 7 – OTHER NONCURRENT ASSETS

	June 30, 2015	March 31, 2015
Deferred loan costs, net of amortization	$27,155	$45,490
Total	$27,155	$45,490

NOTE 8 - ACCRUED EXPENSES

	June 30, 2015	March 31, 2015
Accrued compensation	$672,903	$613,838
Provision for contract losses	469,580	533,799
Accrued interest expense	453,818	436,787
Other	103,791	81,234
Total	$1,700,092	$1,665,658

Our contract loss provision at both June 30, 2015 and March 31, 2015 includes approximately $0.5 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer’s request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing a voluntary bankruptcy claim, the demand is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. It is more likely than not that we will not be able to recover the full amount of our claim. As such, part of the total reduction in the liability reflects the netting of approximately $0.8 million of accumulated costs in work-in-progress and $1.1 million of accounts receivable with the loss provision. Accrued interest expense is for deferred interest costs accounted for under the effective interest method in connection with the Utica Credit Loan Note due November 2018.

NOTE 9 – DEBT
	June 30, 2015	March 31, 2015
Utica Credit Loan Note due November 2018	$3,150,926	$3,381,481
Revere Term Loan and Notes due December 2015	2,250,000	2,250,000
Obligations under capital lease	35,234	38,028
Total debt	$5,436,160	$5,669,509
Less: Short-term debt	$2,250,000	$2,250,000
Less: Current portion of long-term debt	$933,823	$933,651
Long-term debt, including capital lease	$2,252,337	$2,485,858

Term Loan and Security Agreement

On December 22, 2014, Ranor entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off Bond obligations owed to Santander Bank N.A. plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $775,000 and $500,000 at June 30, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at June 30, 2015 and March 31, 2015.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. At June 30, 2015, the rate of interest on the debt under the LSA was 10.8%. In addition, if the obligations under the LSA and the Credit Loan Note are paid in full prior to the maturity date, Ranor will be required to pay Utica deferred interest in an amount ranging from $166,000 during the first twelve months of the term of the loan to $498,000 at any time after the forty-eighth month of the term of the loan. Ranor’s obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to Santander Bank N.A. under the Loan and Security Agreement. We paid a breakage fee of $29,448 for early termination of the interest rate swap for the Series B Bonds and recorded the amount as interest expense in our statement of operations. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease has a term of 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018 and the required monthly payments of principal and interest increased to $1,117. The amount of the lease recorded in property, plant and equipment, net as of June 30, 2015 and March 31, 2015 was $31,889 and $38,027, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three months ended June 30, 2015 and 2014, we recorded zero income tax expense. The lack of tax expense or benefit for the three months ended June 30, 2015 was primarily the result of recording a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

At March 31, 2015, our federal net operating loss carry-forward was approximately $10.0 million. If not utilized, the federal net operating loss carry-forward will begin to expire in 2025. Section 382 of the Internal Revenue Code, as amended, provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis due to an ownership change in connection with the acquisition of Ranor in 2006.

We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2012 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $3,083 and $2,678 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 12 - CAPITAL STOCK

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. Our board of directors has created one series of preferred stock - the Series A Convertible Preferred Stock.

During the three months ended June 30, 2015 and 2014, 593,811 and 550,000 shares of Series A Convertible Preferred Stock were converted into 776,229 and 718,954 shares of common stock, respectively. We had 1,333,697 and 1,927,508 shares of Series A Convertible Preferred Stock outstanding at June 30, 2015 and March 31, 2015, respectively.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock. As a result of our failure to meet certain levels of earnings before interest, taxes, depreciation and amortization for the years ended March 31, 2006 and 2007, the conversion rate changed, and each share of Series A Convertible Preferred Stock became convertible into 1.3072 shares of common stock, with an effective conversion price of $0.218.  Based on the current conversion ratio, there were 1,743,409 and 2,519,638  common shares underlying the Series A Convertible Preferred Stock as of June 30, 2015 and March 31, 2015, respectively.

Upon any liquidation, we would be required to pay $0.285 for each share of Series A Convertible Preferred Stock. The payment would be made before any payment to holders of any junior securities and after payment to holders of securities that are senior to the Series A Convertible Preferred Stock.

Common Stock

We had 90,000,000 authorized common shares at June 30, 2015 and March 31, 2015.  There were 25,446,187 and 24,669,958 shares of common stock outstanding at June 30, 2015 and March 31, 2015, respectively. For the three months ended June 30, 2015 we issued 776,229 shares of common stock in connection with conversions of Series A Convertible Preferred Stock. For the three months ended June 30, 2014, we issued 718,954 shares of common stock in connection with conversions of Series A Convertible Preferred Stock.

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

Pursuant to the Plan, each newly elected independent director receives, at the time of election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provides for the annual grant of an option to purchase 10,000 shares of common stock on July 1 of each year following the third anniversary of the date of election.

The fair value of the options we granted was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. At June 30, 2015, there were 1,832,006 shares of common stock available for grant under the Plan.

The following table summarizes information about options for the periods presented below:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 4/1/2014	1,355,500	$1.014	$329,025	7.32
Granted	50,000	$0.620
Forfeited	(215,000)	$0.730
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Granted	--	$--
Forfeited	(120,000)	$1.110
Outstanding at 6/30/2015	1,070,500	$1.042	$14,418	4.77
Vested or expected to vest at 6/30/2015	1,070,500	$1.042	$14,418	4.77
Exercisable and vested at 6/30/2015	1,044,666	$1.052	$14,418	4.72

At June 30, 2015, there was $12,697 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The total fair value of shares vested during the three months ended June 30, 2015 was $31,266.

The following table summarizes the activity of our stock options outstanding but not vested for the three months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2015	112,500	$0.664
Granted	--	$--
Forfeited	(40,000)	$0.670
Vested	(46,666)	$0.670
Outstanding at 6/30/2015	25,834	$0.646

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2015, there were accounts receivable balances outstanding from six customers comprising 98% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2015			March 31, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$143,028	17%		$296,815	36%
B	$	*	* %		$128,738	16%
C		$128,844	16%		$123,604	15%
D		$162,491	20%	$	*	*	%
E		$96,616	12%	$	*	*	%
F		$176,088	21%	$	*	*	%
G		$97,500	12%	$	*	*	%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three months ended:

	June 30, 2015			June 30, 2014
Customer	Dollars		Percent	Dollars		Percent
A		$1,177,537	27%		$1,862,707	30%
B	$	*	*%		$1,762,985	28%
C		$666,989	15%	$	*	*%
D		$535,092	12%	$	*	*%
E		$469,718	11%	$	*	*%
*less than 10% of total

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and property, plant and equipment, net) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	Three months ended:		At:
	June 30, 2015	June 30, 2014	June 30, 2015	March 31, 2015
United States	$4,374,975	$5,744,984	$5,430,345	$5,609,973
China	$--	$485,357	$--	$68

NOTE 16 – COMMITMENTS

Leases

New Lease

On June 1, 2015 we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015, or the Commencement Date. The initial term of this lease will expire on June 30, 2016, unless sooner terminated in accordance with the terms of the lease. The Company’s base rent for the Wayne Property is $1,838 per month in addition to payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne.

Termination of Lease

On June 4, 2015, the Company entered into a lease termination agreement with CLA Building Associates, L.P., or CLA, pursuant to which the Company and CLA agreed to terminate the lease between the Company and CLA with respect to certain office space in Newtown Square, Pennsylvania, or the Newtown Square Property. Pursuant to the lease termination agreement, the lease with respect to the Newtown Square Property was terminated and the Company vacated the Newtown Square Property on June 16, 2015. The lease termination agreement provides that CLA will retain the Company’s security deposit of $2,400.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, certain guaranteed bonuses, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2015 for future executive salaries during the next twelve months, including fiscal 2015 bonuses payable after March 31, 2015, was approximately $0.9 million. The aggregate commitment at June 30, 2015 was approximately $0.4 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

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

	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Basic EPS
Net Income (Loss)	$206,351	$(1,271,069)
Weighted average shares	24,867,019	24,010,264
Basic Income (Loss) per share	$0.01	$(0.05)
Diluted EPS
Net Income (Loss)	$206,351	$(1,271,069)
Dilutive effect of convertible preferred stock, stock options and restricted shares	--	--
Diluted weighted average shares	24,867,019	24,010,264
Diluted Income (Loss) per share	$0.01	$(0.05)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2015, there were 2,693,909 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above. For the three months ended June 30, 2014, there were 2,192,220, of potentially anti-dilutive stock options and convertible preferred stock, none of which were included in the EPS calculations above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in Part II – Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in Item 1A “Risk Factors” in the 2015 Form 10-K for the year ended March 31, 2015, as well as those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, our ability to change the composition of our revenues and effectively reduce our operating expenses, our ability to receive contract awards through competitive bidding processes, our ability to maintain standards to enable us to manufacture products to exacting specifications, our ability to enter new markets for our services, marketing and customer acceptance of our products, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly report on Form 10-Q except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

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

We historically have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2015 and 2014, our largest customer accounted for approximately 27% and 30% of reported net sales, respectively, and our ten largest customers, accounted for approximately 99% and 96% of our revenue, respectively. Our sales order backlog at June 30, 2015 was approximately $13.9 million compared with a backlog of $14.3 million at March 31, 2015.

All of our sales recorded for the three months ended June 30, 2015 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the first quarter of fiscal 2016. At June 30, 2015, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we utilize the WCMC entity moving forward.

On May 30, 2014 and on December 22, 2014 we entered into two new debt agreements with new lenders (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). The proceeds from these debt agreements ($6.4 million in total) were used to pay off amounts outstanding under a prior Loan Agreement and Mortgage Loan and Security Agreement, with Santander Bank, N.A. The proceeds from the new borrowings have allowed us to emerge from provisions we were in default of under our previous debt agreements. At June 30, 2015 and March 31, 2015, we were not in default under any of our debt agreements.

For the three months ended June 30, 2015, our net sales and net income were $4.4 million and $0.2 million, respectively, compared with net sales of $6.2 million and net loss of $1.3 million, respectively, for the three months ended June 30, 2014.  Our gross margins for the three months ended June 30, 2015 were 29.0% compared with gross margins of 3.5% for the three months ended June 30, 2014. Gross margins for the three months ended June 30, 2015 improved as the number of units shipped or in production under certain loss contracts were significantly lower. Gross margins for the three months ended June 30, 2014 were negatively impacted by a large volume of lower margin production furnaces, under absorbed overhead of $1.0 million and approximately $0.4 million of new contract losses.

We incurred an operating loss of $3.6 million for the fiscal year ended March 31, 2015. During fiscal 2014, we recorded a provision for potential contract losses of approximately $2.4 million in connection with the bankruptcy filing of GTAT and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement. The claim is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,834. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor’s claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent’s, or trustee’s or other estate representative’s records, or has otherwise been conclusively and finally treated in GTAT’s bankruptcy proceedings, as “allowed” or “accepted as filed”; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor’s claim without any such objection, dispute or challenge having been filed. If Ranor’s claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor’s claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor’s claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor’s claim and the amount of such claim that is actually allowed. If the total amount of Ranor’s claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor’s claim that is actually allowed, plus interest at 7% per annum from April 21, 2015 through the date of the repurchase.

The Company cannot predict the amount of Ranor’s claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

At June 30, 2015, we had cash and cash equivalents of $1.4 million, of which $16,005 is located in China and may not able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $379,309 for the three months ended June 30, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Part II – Item 1A “Risk Factors.”

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2015 Form 10-K. There were no significant changes in the critical accounting policies during the three months ended June 30, 2015, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers’ demand for new and existing products. Our results of operations are affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at current lower revenue levels. In connection with the execution of this business plan, we need to rebuild our backlog with orders from our key customers.

Three Months Ended June 30, 2015

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Changes Period Ended June 30, 2015 to 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,374	100%	$6,230	100%	$(1,856)	(30	) %
Cost of sales	3,092	71%	6,012	97%	(2,920)	(49	) %
Gross profit	1,282	29%	218	3%	1,064	nm	%
Selling, general and administrative	804	18%	1,329	21%	(525)	(40	) %
Income (loss) from operations	478	11%	(1,111)	(18)%	1,589	143%
Other income (expense), net	--	--%	1	--%	(1)	--%
Interest expense	(272)	(6)%	(161)	(2)%	(111)	(69	) %
Total other expense, net	(272)	(6)%	(160)	(2)%	(112)	(69	) %
Income (loss) before income taxes	206	5%	(1,271)	(20)%	1,477	116%
Income tax expense	--	--%	--	--%	--	--%
Net Income (loss)	$206	5%	$(1,271)	(20)%	$1,477	116%

Net Sales

The following increases and decreases in net sales reflect an irregular order flow from our customers as they measure their demand for new and existing products. For the three months ended June 30, 2015, net sales decreased by $1.9 million, or 30%, to $4.4 million.  Net Sales in our defense group decreased by $0.6 million on lower shipments of components to our largest customer.  Net sales in our energy group increased by $0.5 million as a result of higher volume to all customers in this group. Net Sales in our precision industrial group decreased by $1.8 million, primarily on lower volume for certain prototypes, medical components and production furnaces. We shipped $1.8 million of production furnace components for the three months ended June 30, 2014 as required under a purchase agreement with GTAT. GTAT significantly reduced the number of units ordered under the contract and we filed a demand for arbitration under the terms of the agreement. We recorded a provision for potential contract losses in connection with GTAT’s subsequent bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the contract terms. The claim is now considered an unsecured creditor claim within the customer’s overall bankruptcy proceedings. We have entered into the Assignment Agreement with Citigroup whereby we assigned our unsecured claim to Citigroup, but we cannot predict the amount of the claim that will be recovered in GTAT’s bankruptcy proceeding or the amount that will be received pursuant to the Assignment Agreement.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2015 decreased by $2.9 million, or 49%.  Gross margins during the three months ended June 30, 2015 were 29.3% compared with 3.5% for the same three month period in 2014. Gross margins for the three months ended June 30, 2015 were higher because of decreased materials and labor costs, and the absence of contract losses on custom first article projects. Our product mix for the three months ended June 30, 2015 primarily included orders for recurring business from our customers. Gross margins for the three months ended June 30, 2014 were lower because of a heavy volume of low margin production furnaces shipped during the period, under absorbed overhead of $1.0 million, and new contract losses of $0.4 million. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period. Actual production levels were lower than planned in the three months ended June 30, 2014 and resulted in under absorbed overheads for the period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended June 30, 2015 were $0.8 million or 40% lower when compared with the three months ended June 30, 2014. SG&A compensation expenses were lower due to reduced headcount in the United States ($0.2 million), lower outside advisory services ($0.2 million), and reduced rental and office expense from our downsized corporate headquarters facility ($0.1 million).

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

(dollars in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change
Other income (expense), net	$(179)	$53	$(232)	nm%
Interest expense	$(159,324)	$(115,056)	$(44,268)	38%
Interest expense: non-cash	$(112,798)	$(45,533)	$(67,265)	nm%

Interest expense for the three months ended June 30, 2015 is higher due to higher levels of debt and higher interest rates. Non–cash interest expense primarily reflects the amortization of deferred loan costs in connection with the Credit Loan Note, the First Loan Note and the Second Loan Note. Interest expense for the three months ended June 30, 2014 includes a breakage fee of $29,448 in connection with an interest rate swap on certain indebtedness of the Company that was repaid.

Income Taxes

For the three months ended June 30, 2015 and 2014, we recorded zero tax expense.  The zero tax expense recorded for the three months periods ended was the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income (Loss)

As a result of the foregoing, we had net income of $206,351, or $0.01 per share basic and fully diluted, for the three months ended June 30, 2015, as compared to net loss of $1.3 million, or $0.05 per share basic and fully diluted, for the three months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $1.5 million, of which $16,004 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $379,309 for the three months ended June 30, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement with Citigroup. We continue to reduce our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the three months ended June 30, 2015, when compared with the three months ended June 30, 2014. As a result, we recorded net income of $206,351 for the three months ended June 30, 2015 compared with a net loss of $1.3 million for the three months ended June 30, 2014.

We incurred an operating loss of $3.6 million for the year ended March 31, 2015. During fiscal 2014, we recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement with GTAT. The claim is now considered an unsecured creditor claim within GTAT’s overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,834. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor’s claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent’s, or trustee’s or other estate representative’s records, or has otherwise been conclusively and finally treated in GTAT’s bankruptcy, as “allowed” or “accepted as filed”; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor’s claim without any such objection, dispute or challenge having been filed. If Ranor’s claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor’s claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor’s claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor’s claim and the amount of such claim that is actually allowed. If the total amount of Ranor’s claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor’s claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repurchase.

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

In connection with the execution of the LSA, we paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to Santander Bank N.A. under a Loan and Security Agreement.  Additionally, the Company retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

On December 22, 2014, Ranor entered into the TLSA, with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million, or the Second Loan Note, in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor’s Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor’s obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to the Bank, plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with the Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $775,000 and $500,000 at June 30, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at June 30, 2015.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. As such, we would need to seek alternative financing to pay these obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

Our liquidity is highly dependent on our available financing facilities and our ability to improve our gross profit and operating income. Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. If we successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then we believe that our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

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

The condensed consolidated financial statements for the three months ended June 30, 2015 and for the year ended March 31, 2015 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.4 million at June 30, 2015 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to service our current debt and obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of the LSA or the TLSA. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading price which may result in substantial dilution to our investors that do not participate in the offering and a new low trading price for our common stock.

At June 30, 2015 and March 31, 2015, we had negative working capital of $1.9 million and $2.0 million, respectively. The following table sets forth the principal changes in the components of our working capital:

(dollars in thousands)	June 30, 2015	March 31, 2015	Change Amount	Percentage Change
Cash and cash equivalents	$1,465	$1,336	$129	10%
Accounts receivable, less allowance for doubtful accounts	$822	$826	$(4)	(1	) %
Costs incurred on uncompleted contracts, in excess of progress billings	$1,800	$2,008	$(208)	(10)%
Inventory - raw materials	$136	$135	$1	1%
Current deferred taxes	$827	$827	$-	--%
Other current assets	$466	$538	$(72)	(14)%
Accounts payable	$1,204	$1,526	$(322)	(21)%
Trade notes payable	$74	$138	$(64)	(46)%
Accrued expenses	$1,700	$1,666	$34	2%
Advanced claims payment	$508	$--	$508	nm	%
Deferred revenues	$715	$1,212	$(497)	(41)%
Short-term debt	$2,250	$2,250	$--	--%
Current portion of long-term debt	$934	$934	$--	--%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	June 30, 2015	June 30, 2014	Change Amount
Cash flows provided by (used in):
Operating activities	$379	$(1,558)	$1,937
Investing activities	$(18)	$(54)	$36
Financing activities	$(233)	$1,412	$(1,645)
Effects of foreign exchange rates on cash and cash equivalents	$--	$--	$--
Net increase (decrease) in cash and cash equivalents	$128	$(200)	$328

Operating activities

Cash provided by operations for the three months ended June 30, 2015 was $379,309 compared with cash used in operations of $1.6 million for the three months ended June 30, 2014. For the three months ended June 30, 2015 we recorded net income of $206,351 compared with a net loss of $1.3 million for the three months ended June 30, 2014. Our primary source of cash is from accounts receivable collections, customer advance payments, and project progress payments. Cash provided by operations for the three months ended June 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015. There were no significant customer advance or project progress payments made on our projects in progress during the first quarter of fiscal 2015. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Investing activities

The three month period ended June 30, 2015 and 2014 were marked by cash outflows for capital spending for new equipment of $17,600 and $54,093, respectively.

Financing activities

For the three months ended June 30, 2015, cash used in financing activities was $0.2 million, consisting of amounts used to make principal payments on our outstanding debt. On May 30, 2014, TechPrecision and Ranor entered into the LSA, with Utica, pursuant to which Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Ranor used approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to Santander Bank N.A. under a Loan and Security Agreement, while the remaining proceeds were used to fund our operations and investing activities.

All of the above activity resulted in a net increase in cash for the three months ended June 30, 2015 of $128,435, compared with a net decrease in cash of $199,813 for the three months ended June 30, 2014. We have no off-balance sheet assets or liabilities.

A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2015 Form 10-K. During the three months ended June 30, 2015 there were no material changes to our commitments and contractual obligations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our  chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act). Based on the evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of the 2015 Form 10-K.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We are making progress remediating the material weakness identified in the 2015 Form 10-K as described in the next section. Notwithstanding this material weakness, we believe our condensed consolidated statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2015 we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described in Item 9A of the 2015 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in Item 3. “Legal Proceedings," in the 2015 Form 10-K.

Item 1A. Risk Factors

Except for the risk factor below, which supplements the risk factors discussed in Item 1A. “Risk Factors," in the 2015 Form 10-K, there have been no material changes to the risk factors discussed in Item 1A. “Risk Factors," in the 2015 Form 10-K.  You should carefully consider the risks described in this Quarterly Report on Form 10-Q and the 2015 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this Quarterly Report on Form 10-Q and the 2015 Form 10-K, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of these risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

We require additional capital to fund our operations. Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. In the event that we determine that we are unable to secure additional funding when required, we may need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

As of June 30, 2015, we had $1.5 million of cash and cash equivalents. Cash provided by operations for the three months ended June 30, 2015 was $379,309 compared with cash used in operations of $1.6 million for the three months ended June 30, 2014. Cash provided by operations for the three months ended June 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. If we do not successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments for materials and customer payments made after shipment of finished goods. If no additional debt or equity financing is consummated, it is possible that our existing cash and cash equivalents and expected revenue from operations may not be sufficient to meet our operating and capital requirements through the near-term, although changes in our business, whether or not initiated by us, may cause us to deplete such cash and cash equivalents available to us at a quicker rate. We must obtain additional financing in order to continue our operations beyond the near-term. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection. Any decision to seek stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during the near-term. In addition, if we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock and our preferred stock, and the terms of such debt securities could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Item 6. Exhibits

Exhibit No.	Description

2.1
Assignment of Claim Agreement, dated April 17, 2015, by and between Ranor, Inc. and Citigroup Financial
Products Inc. (Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on April 23, 2015 and
Incorporated by reference herein).

10.1
Lease Agreement, dated March 15, 2015, by and between CLA Building Associates, L.P. and TechPrecision
Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 6, 2015 and incorporated herein by reference).

10.2
Lease Termination Agreement, dated March 2, 2015, by and between Center Valley Parkway Associates, L.P.
and TechPrecision Corporation (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on March 6, 2015 and incorporated herein by reference).

10.3
Lease Agreement, dated June 1, 2015, by and between GPX Wayne Office Properties, L.P. and TechPrecision
Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 5, 2015 and incorporated herein by reference).

10.4
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

TECHPRECISION CORPORATION

Dated: August 14, 2015	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) certification of chief executive officer
31.2	Rule 13a-14(a) certification of chief financial officer
32.1	Section 1350 certification of chief executive and chief financial officers
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document