Form 10-Q
period 2015-09-30
TECHPRECISION CORP
filed 2015-11-16
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(484) 693-1700
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The number of shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding at November 6, 2015 was 27,324,593.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,644,613	$1,336,325
Accounts receivable, less allowance for doubtful accounts of $25,010 at September 30, 2015
and March 31, 2015	818,448	826,363
Costs incurred on uncompleted contracts, in excess of progress billings	1,474,037	2,008,244
Inventories- raw materials	150,633	134,812
Current deferred taxes	826,697	826,697
Other current assets	420,266	538,253
Total current assets	5,334,694	5,670,694
Property, plant and equipment, net	5,232,921	5,610,041
Other noncurrent assets, net	16,210	45,490
Total assets	$10,583,825	$11,326,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$806,800	$1,526,123
Trade notes payable	11,173	138,237
Accrued expenses	1,755,386	1,665,658
Advanced claims payment	507,835	--
Deferred revenues	683,838	1,211,506
Short-term debt	2,250,000	2,250,000
Current portion of long-term debt	933,998	933,651
Total current liabilities	6,949,030	7,725,175
Long-term debt, including capital lease	2,018,771	2,485,858
Noncurrent deferred taxes	826,697	826,697
Commitments and contingent liabilities (see Note 16)
Stockholders' Equity:
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with -0- and 1,927,508 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively
(liquidation preference: $0 - September 30, 2015; $549,340 - March 31, 2015)	--	524,210
Common stock - par value $.0001 per share, 90,000,000 shares authorized,
27,324,593 and 24,669,958 shares issued and outstanding at September 30, 2015
and at March 31, 2015, respectively	2,719	2,467
Additional paid in capital	7,052,774	6,487,589
Accumulated other comprehensive income	22,209	23,561
Accumulated deficit	(6,288,375)	(6,749,332)
Total stockholders' equity	789,327	288,495
Total liabilities and stockholders' equity	$10,583,825	$11,326,225

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$4,103,887	$4,570,711	$8,478,862	$10,801,052
Cost of sales	2,696,333	3,702,996	5,788,449	9,715,097
Gross profit	1,407,554	867,715	2,690,413	1,085,955
Selling, general and administrative	910,038	1,210,136	1,714,245	2,538,909
Income (loss) from operations	497,516	(342,421)	976,168	(1,452,954)
Other income (expense)	1,255	(1,211)	1,066	(1,158)
Interest expense (includes OCI reclassifications for cash flow hedges of ($219,359) and ($248,464) in 2014)	(244,179)	(458,005)	(516,301)	(618,594)
Interest income	14	75	24	75
Total other expense, net	(242,910)	(459,141)	(515,211)	(619,677)
Income (loss) before income taxes	254,606	(801,562)	460,957	(2,072,631)
Income tax benefit (related to OCI reclassification)	--	(152,792)	--	(152,792)
Net income (loss)	$254,606	$(648,770)	$460,957	$(1,919,839)
Other comprehensive income, before tax:
Change in unrealized loss on cash flow hedges	--	--	--	(16,680)
Reclassification adjustment for cash flow hedges	--	219,359	--	248,464
Foreign currency translation adjustments	1,413	17	1,352	47
Other comprehensive income, before tax	1,413	219,376	1,352	231,831
Tax expense from reclassification adjustment	--	152,792	--	152,792
Other comprehensive income, net of tax	1,413	66,584	1,352	79,039
Comprehensive income (loss)	$256,019	$(582,186)	$462,309	$(1,840,800)
Net income (loss) per share (basic)	$0.01	$(0.03)	$0.02	$(0.08)
Net income (loss) per share (diluted)	$0.01	$(0.03)	$0.02	$(0.08)
Weighted average number of shares outstanding (basic)	26,113,433	24,669,958	25,460,435	24,336,018
Weighted average number of shares outstanding (diluted)	26,257,402	24,669,958	25,503,542	24,336,018

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$460,957	$(1,919,839)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	546,708	553,587
Stock based compensation expense	41,227	132,784
Net loss on interest rate swaps	--	49,544
Provision for contract losses	20,371	(576,605)
Changes in operating assets and liabilities:
Accounts receivable	7,915	228,636
Costs incurred on uncompleted contracts, in excess of progress billings	534,207	1,347,181
Inventories – raw materials	(15,821)	94,787
Other current assets	(4,757)	58,999
Other noncurrent assets	--	(169,316)
Accounts payable	(846,386)	(44,849)
Accrued expenses	68,298	270,054
Advanced claims payment	507,835	--
Deferred revenues	(527,667)	(1,192,764)
Net cash provided by (used in) operating activities	792,887	(1,167,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,600)	(54,096)
Net cash used in investing activities	(17,600)	(54,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	--	4,150,000
Repayment of long-term debt	(466,740)	(3,024,498)
Deferred loan costs	--	(141,041)
Net cash (used in) provided by financing activities	(466,740)	984,461
Effect of exchange rate on cash and cash equivalents	(259)	(1)
Net increase (decrease) in cash and cash equivalents	308,288	(237,437)
Cash and cash equivalents, beginning of period	1,336,325	1,086,701
Cash and cash equivalents, end of period	$1,644,613	$849,264

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended September 30,

	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$312,262	$281,177
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six Months Ended September 30, 2015

For the six months ended September 30, 2015, the Company issued 2,519,634 shares of common stock in connection with the conversion of 1,927,508 shares of Series A Convertible Preferred Stock. The stock conversions increased Common Stock and Additional Paid in Capital by $252 and $523,957, respectively.

Six Months Ended September 30, 2014

For the six months ended September 30, 2014, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock. The stock conversions increased Common Stock and Additional Paid in Capital by $72 and $119,828, respectively.

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise (WFOE). TechPrecision, WCMC and Ranor are collectively referred to as the "Company", "we", "us" or "our".

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the alternative energy, medical, nuclear, defense, commercial, and aerospace industries.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $1.6 million, of which $6,431 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $792,887 for the six months ended September 30, 2015, which includes an advance payment of $507,835 received on April 17, 2015 under an Assignment of Claim Agreement described below. We have reduced our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the six months ended September 30, 2015, when compared with the six months ended September 30, 2014. As a result, we recorded net income of $460,957 for the six months ended September 30, 2015 compared with a net loss of $1.9 million for the six months ended September 30, 2014.

We incurred an operating loss of $3.6 million for the year ended March 31, 2015, or fiscal 2015. In the year ended March 31, 2014, or fiscal 2014, we recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing of GT Advanced Technologies, Inc., or GTAT, and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement with GTAT. The claim is now considered an unsecured creditor claim within GTAT's overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability in our balance sheet. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment.

The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

On May 30, 2014, TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leasco, LLC, or Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor's obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor's ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor's ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by the written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan.

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

On December 22, 2014, Ranor entered into a Term Loan and Security Agreement, or TLSA, with Revere High Yield Fund, LP, or Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to Santander Bank N.A., plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative covenants more fully described in Note 9 – Debt.

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
Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. If we do not successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. However, if we are successful in securing additional acceptable financing facilities to refinance the TLSA prior to its expiration, then we believe that we will have sufficient cash to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

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

The condensed consolidated financial statements for the three and six months ended September 30, 2015 and for the year ended March 31, 2015, or fiscal 2015, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.0 million at September 30, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure additional long-term financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended September 30, 2015 and 2014 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU No. 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 makes specific amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The Amendments in ASU 2014-15 are intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating ASU 2014-15 to determine the impact on the Company's consolidated financial statements and related disclosures.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:
	September 30, 2015	March 31, 2015
Land	$110,113	$110,113
Building and improvements	3,252,908	3,235,308
Machinery equipment, furniture and fixtures	8,732,059	8,733,660
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,160,648	12,144,649
Less: accumulated depreciation	(6,927,727)	(6,534,608)
Total property, plant and equipment, net	$5,232,921	$5,610,041

Depreciation expense for the three and six months ended September 30, 2015 and 2014 were $195,892 and $393,119, and $211,752 and $427,268, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:
	September 30, 2015	March 31, 2015
Cost incurred on uncompleted contracts, beginning balance	$4,068,488	$9,960,072
Total cost incurred on contracts during the period	5,911,852	10,034,158
Less cost of sales, during the period	(5,788,449)	(15,925,742)
Cost incurred on uncompleted contracts, ending balance	$4,191,891	$4,068,488

Billings on uncompleted contracts, beginning balance	$2,060,244	$4,702,070
Plus: Total billings incurred on contracts, during the period	9,136,472	15,591,388
Less: Contracts recognized as revenue, during the period	(8,478,862)	(18,233,214)
Billings on uncompleted contracts, ending balance	$2,717,854	$2,060,244

Cost incurred on uncompleted contracts, ending balance	$4,191,891	$4,068,488
Billings on uncompleted contracts, ending balance	2,717,854	2,060,244
Costs incurred on uncompleted contracts, in excess of progress billings	$1,474,037	$2,008,244

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of September 30, 2015 and March 31, 2015, we had deferred revenues totaling $683,838 and $1,211,506, respectively. Deferred revenues represent customer prepayments on contracts and completed contracts on which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive income (loss).

NOTE 6 – OTHER CURRENT ASSETS
	September 30, 2015	March 31, 2015
Payments advanced to suppliers	$7,994	$54,422
Prepaid insurance	235,629	205,477
Collateral deposits	85,252	85,252
Deferred loan costs, net of amortization	61,354	184,063
Other	30,037	9,039
Total	$420,266	$538,253

NOTE 7 – OTHER NONCURRENT ASSETS

	September 30, 2015	March 31, 2015
Deferred loan costs, net of amortization	$16,210	$45,490
Total	$16,210	$45,490

NOTE 8 - ACCRUED EXPENSES

	September 30, 2015	March 31, 2015
Accrued compensation	$757,756	$613,838
Provision for contract losses	470,905	533,799
Accrued interest expense	472,737	436,787
Other	53,988	81,234
Total	$1,755,386	$1,665,658

Our contract loss provision at both September 30, 2015 and March 31, 2015 includes approximately $0.5 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer's request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing a voluntary bankruptcy claim, the demand is now considered an unsecured creditor claim within the customer's overall bankruptcy proceedings. It is more likely than not that we will not be able to recover the full amount of our claim. As such, part of the total reduction in the liability reflects the netting of approximately $0.8 million of accumulated costs in work-in-progress and $1.1 million of accounts receivable with the loss provision. Accrued interest expense is for deferred interest costs accounted for under the effective interest method in connection with the Utica Credit Loan Note due November 2018.

NOTE 9 – DEBT
	September 30, 2015	March 31, 2015
Utica Credit Loan Note due November 2018	$2,920,370	$3,381,481
Revere Term Loan and Notes due December 2015	2,250,000	2,250,000
Obligations under capital lease	32,399	38,028
Total debt	$5,202,769	$5,669,509
Less: Short-term debt	$2,250,000	$2,250,000
Less: Current portion of long-term debt	$933,998	$933,651
Long-term debt, including capital lease	$2,018,771	$2,485,858

Term Loan and Security Agreement

On December 22, 2014, Ranor entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off Bond obligations owed to Santander Bank N.A. plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $510,000 and $500,000 at September 30, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at September 30, 2015 and March 31, 2015.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. At September 30, 2015, the rate of interest on the debt under the LSA was 10.8%. In addition, if the obligations under the LSA and the Credit Loan Note are paid in full prior to the maturity date, Ranor will be required to pay Utica deferred interest in an amount ranging from $166,000 during the first twelve months of the term of the loan to $498,000 at any time after the forty-eighth month of the term of the loan. Ranor's obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor's ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor's ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to Santander Bank N.A. under the Loan and Security Agreement. We paid a breakage fee of $29,448 for early termination of the interest rate swap for the Series B Bonds and recorded the amount as interest expense in our statement of operations. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease has a term of 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $1,136. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The revised lease term was extended by nine months and will expire in September 2018. The amount of the lease recorded in property, plant and equipment, net as of September 30, 2015 and March 31, 2015 was $32,399 and $38,027, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three and six months ended September 30, 2015 we recorded zero income tax expense. The lack of tax expense or benefit for the three and six months ended September 30, 2015 was primarily the result of recording a full valuation allowance on our net deferred tax assets. For the three and six months ended September 30, 2014, we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $30,392 and $29,009 for the six months ended September 30, 2015 and 2014, respectively.

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

During the six months ended September 30, 2015 and 2014, 1,927,508 and 550,000 shares of Series A Convertible Preferred Stock were converted into 2,519,634 and 718,954 shares of common stock, respectively. There were no shares of Series A Convertible Preferred Stock outstanding at September 30, 2015, as the last outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock on September 24, 2015. There were 1,927,500 shares of Series A Convertible Preferred Stock outstanding at March 31, 2015. Based on the most recent conversion ratio, there were zero and 2,519,638 common shares underlying the Series A Convertible Preferred Stock as of September 30, 2015 and March 31, 2015, respectively.

Common Stock

We had 90,000,000 authorized shares of common stock at September 30, 2015 and March 31, 2015.  There were 27,324,593 and 24,669,958 shares of common stock outstanding at September 30, 2015 and March 31, 2015, respectively. For the six months ended September 30, 2015 we issued 2,519,634 shares of common stock in connection with conversions of Series A Convertible Preferred Stock. For the six months ended September 30, 2014, we issued 718,954 shares of common stock in connection with conversions of Series A Convertible Preferred Stock.

NOTE 13 - STOCK BASED COMPENSATION

In 2006, our board of directors adopted, and our stockholders approved, the 2006 long-term incentive plan, or the Plan, covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and our stockholders approved an amendment to increase the maximum number of shares of common stock that may be issued pursuant to the Plan to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by our board of directors. Independent directors are not eligible for discretionary options.

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

On July 1, 2015, we granted stock options to members of our board of directors to collectively purchase 30,000 shares of common stock at an exercise price of $0.10 per share, the fair market value on the date of grant. Fifty percent of the options will vest upon the six month anniversary of the grant date while the remaining fifty percent of the options will vest upon the eighteen month anniversary of the grant date.

On August 12, 2015, we granted stock options to our chief executive officer to purchase in total 1,000,000 shares of common stock at an exercise price of $0.08 per share, the fair market value on the date of grant. One third of the options vested on the date of the grant, one third of the options will vest on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date.

The fair value of the options we granted was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the period presented were as follows: a range from  119.5% to 120.8% for volatility, a range of 1.62% to 1.70% for the risk free interest rate, and approximately six years for the expected term. At September 30, 2015, there were 792,006 shares of common stock available for grant under the Plan. The following table summarizes information about options for the periods presented below:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Granted	1,030,000	$0.081
Exercised	(135,000)	$1.100
Forfeited	(155,000)	$1.015
Outstanding at 9/30/2015	1,930,500	$0.661	$71,500	7.85
Vested or expected to vest at 9/30/2015	1,930,500	$0.661	$71,500	7.85
Exercisable and vested at 9/30/2015	1,207,999	$0.755	$23,333	6.71

At September 30, 2015 there was $101,056 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The total fair value of shares vested during the six months ended September 30, 2015 was $57,933. The following table summarizes the activity of our stock options outstanding but not vested for the six months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2015	112,500	$0.664
Granted	1,030,000	$0.081
Forfeited	(40,000)	$0.670
Vested	(379,999)	$0.152
Outstanding at 9/30/2015	722,501	$0.101

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2015, there were accounts receivable balances outstanding from six customers comprising 100% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2015			March 31, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$276,535	34%	$	*	*	%
B		$250,194	31%		$296,815	36%
C		$153,690	19%	$	*	*	%
D		$84,759	10%	$	*	*	%
E	$	*	* %		$123,604	15%
F	$	*	* %		$128,738	16%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three and six months ended:

	Three months ended September 30, 2015			Three months ended September 30, 2014
Customer	Dollars		Percent	Dollars		Percent
A		$604,536	15%		$1,137,787	25%
B		$953,334	23%	$	*	*%
C		$1,065,009	26%	$	*	*%
D	$	*	*%	$	*	*%
E		$501,940	12%		$875,208	19%
F	$	*	*%	$	*	*%
G	$	*	*%		$495,500	11%
H	$	*	*%		$488,360	11%

	Six months ended September 30, 2015			Six months ended September 30, 2014
Customer	Dollars		Percent	Dollars		Percent
A		$1,782,073	21%		$3,000,494	28%
B		$1,488,426	17%	$	*	*%
C		$1,459,013	17%	$	*	*%
D	$	*	*%		$1,762,985	16%
E		$971,658	12%		$1,176,129	11%
F		$969,599	11%	$	*	*%
G	$	*	*%	$	*	*%
H	$	*	*%	$	*	*%
*less than 10% of total

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and property, plant and equipment, net) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales Three Months Ended September 30,		Net Sales Six Months Ended September 30,		Property, Plant and Equipment, net
	2015	2014	2015	2014	Sept. 30, 2015	March 31, 2015
United States	$4,103,887	$4,261,955	$8,478,862	$10,006,945	$5,232,921	$5,609,973
China	--	$308,756	--	$794,107	--	$68

NOTE 16 – COMMITMENTS

Leases

New Lease

On June 1, 2015 we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015. The initial term of this lease will expire on June 30, 2016, unless terminated sooner in accordance with the terms of the lease. The Company's base rent for the Wayne Property is $1,838 per month in addition to payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne.

Termination of Lease

On June 4, 2015, the Company entered into a lease termination agreement with CLA Building Associates, L.P., or CLA, pursuant to which the Company and CLA agreed to terminate the lease between the Company and CLA with respect to certain office space in Newtown Square, Pennsylvania, or the Newtown Square Property. Pursuant to the lease termination agreement, the lease with respect to the Newtown Square Property was terminated and the Company vacated the Newtown Square Property on June 16, 2015. The lease termination agreement provides that CLA will retain the Company's security deposit of $2,400.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2015 for future executive salaries during the next twelve months, including fiscal 2015 bonuses payable after March 31, 2015, was approximately $0.7 million. The aggregate commitment at September 30, 2015 was approximately $0.6 million for accrued payroll, severance, vacation and holiday pay for the remainder of our employees.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common share equivalents, which consist of convertible preferred stock and stock options. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Six Months ended September 30, 2015	Six Months ended September 30, 2014
Basic EPS
Net income (loss)	$254,606	$(648,770)	$460,957	$(1,919,839)
Weighted average number of shares outstanding	26,113,433	24,669,958	25,460,435	24,336,018
Basic income (loss) per share	$0.01	$(0.03)	$0.02	$(0.08)
Diluted EPS
Net income (loss)	$254,606	$(648,770)	$460,957	$(1,919,839)
Dilutive effect of stock options, warrants and preferred stock	143,969	--	43,107	--
Diluted weighted average shares	26,257,402	24,669,958	25,503,542	24,336,018
Diluted income (loss) per share	$0.01	$(0.03)	$0.02	$(0.08)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six month periods ended September 30, 2015, there were, respectively, 2,630,837 and 3,407,066 potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above. For the three and six months ended September 30, 2014, there were, respectively, 2,105,467 and 2,491,658  anti-dilutive potential common share equivalents, which were not included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On October 9, 2015 our Chief Financial Officer resigned from his position with the Company, effective October 23, 2015. In connection with this event, we have recorded an estimated cost for postemployment benefits in our condensed consolidated financial statements for the period ended September 30, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain predictive or "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in Part II – Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and those discussed in Item 1A "Risk Factors" in the 2015 Form 10-K for the year ended March 31, 2015, as well as those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, our ability to change the composition of our revenues and effectively reduce our operating expenses, our ability to receive contract awards through competitive bidding processes, our ability to maintain standards to enable us to manufacture products to exacting specifications, our ability to enter new markets for our services, marketing and customer acceptance of our products, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

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

All U.S. manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers' needs, and our manufacturing operations are conducted in accordance with these standards.

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between the completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors and large utility companies. However, our business is dependent in part on the continuation of governmental programs which require our services and products.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party's perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with a more predictable cost structure.

We historically have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2015 and 2014, our largest customer accounted for approximately 21% and 28% of reported net sales, respectively, and our ten largest customers, accounted for approximately 94% of our revenue in each period. Our sales order backlog at September 30, 2015 was approximately $17.5 million compared with a backlog of $14.3 million at March 31, 2015.

All of our sales recorded for the six months ended September 30, 2015 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the six months ended September 30, 2015. At September 30, 2015, we did not have any open customer orders for WCMC in our backlog. We are evaluating how to utilize the WCMC entity moving forward.

On May 30, 2014 and on December 22, 2014 we entered into two new debt agreements with new lenders (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The proceeds from these debt agreements ($6.4 million in total) were used to pay off amounts outstanding under a prior Loan Agreement and Mortgage Loan and Security Agreement, with Santander Bank, N.A. The proceeds from the new borrowings have allowed us to emerge from provisions we were in default of under our previous debt agreements. At September 30, 2015 and March 31, 2015, we were not in default under any of our debt agreements.

For the six months ended September 30, 2015, our net sales and net income were $8.5 million and $0.5 million, respectively, compared with net sales of $10.8 million and net loss of $1.9 million, respectively, for the six months ended September 30, 2014.  Our gross margins for the six months ended September 30, 2015 were 31.7% compared with gross margins of 10.1% for the six months ended September 30, 2014. Gross margins for the six months ended September 30, 2015 were higher because of improved throughput, and the absence of low margin contracts and contract losses. Gross margins for the six months ended September 30, 2014 were negatively impacted by under absorbed overhead, low margin contracts and contract losses.

We incurred an operating loss of $3.6 million for the fiscal year ended March 31, 2015. During fiscal 2014, we recorded a provision for potential contract losses of approximately $2.4 million in connection with the bankruptcy filing of GTAT and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement. The claim is now considered an unsecured creditor claim within GTAT's overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,834. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy proceedings, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed, plus interest at 7% per annum from April 21, 2015 through the date of the repayment.

The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

At September 30, 2015, we had cash and cash equivalents of $1.6 million, of which $6,431 is located in China and may not able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $792,887 for the six months ended September 30, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Part II – Item 1A "Risk Factors."

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to contract accounting, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management's most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2015 Form 10-K. There were no significant changes in the critical accounting policies during the six months ended September 30, 2015, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers' demand for new and existing products. Our results of operations are affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at current lower revenue levels. In connection with the execution of this business plan, we need to rebuild our backlog with orders from our key customers.

Three Months Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Changes Period Ended September 30, 2015 to 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,103	100%	$4,571	100%	$(468)	(10	) %
Cost of sales	2,696	66%	3,703	81%	(1,007)	(27	) %
Gross profit	1,407	34%	868	19%	539	62%
Selling, general and administrative	910	22%	1,210	26%	(300)	(25	) %
Income (loss) from operations	497	12%	(342)	(7)%	839	nm	%
Other income (expense), net	1	--%	(1)	--%	2	nm	%
Interest expense	(244)	(6)%	(458)	(10)%	214	47%
Total other expense, net	(243)	(6)%	(459)	(10)%	216	47%
Income (loss) before income taxes	254	6%	(801)	(17)%	1,055	nm	%
Income tax benefit	--	--%	(153)	(3)%	153	nm	%
Net income (loss)	$254	6%	$(648)	(14)%	$902	nm	%

Net Sales

The following increases and decreases in net sales reflect an irregular order flow from our customers as they measure their demand for new and existing products. Our shipments for the three months ended September 30, 2015 primarily included orders for recurring business from our customers. For the three months ended September 30, 2015, net sales decreased by $0.5 million, or 10%, to $4.1 million.  Net sales decreased by $0.3 million on lower shipments to our defense customers who make up our largest market group. Net sales in our energy group increased by $0.7 million as a result of higher volume to all customers in this group. Net sales to our precision industrial group decreased by $0.9 million on lower volume for certain prototypes, medical components and production furnaces.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead, and subcontracting costs. Our cost of sales for the three months ended September 30, 2015 decreased by $1.0 million, or 27%.  Gross profit increased by $0.5 million. Gross margins for the three months ended September 30, 2015 were 34.3% compared with 18.9% for the three months ended September 30, 2014. Gross margins for the three months ended September 30, 2015 were higher because of lower materials and labor costs, and the absence of contract losses. Gross margins for the three months ended September 30, 2014 were dampened by under absorbed overhead of approximately $1.9 million. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended September 30, 2015 were $0.9 million, which were $0.3 million lower when compared with the same period in fiscal 2015.  The primary drivers of this decrease in SG&A expenses were $0.2 million of reduced expenses for outside advisory services and a $0.1 million reduction in rent and related office and administrative costs.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

	September 30, 2015	September 30, 2014	$ Change	% Change
Other income (expense), net	$1,269	$(1,136)	$2,405	nm	%
Interest rate swaps	$--	$(196,096)	$196,096	nm	%
Interest expense	$(152,939)	$(130,717)	$(22,222)	(17)%
Interest expense: non-cash	$(91,240)	$(131,192)	$39,952	30%

For the three months ended September 30, 2015, interest expense increased by 17% due to higher interest rates when compared with the three months ended September 30, 2014. Non-cash interest expense primarily reflects the amortization of deferred loan costs in connection with the Credit Loan Note, the First Loan Note and the Second Loan Note. For the three months ended September 30, 2014 we de-designated our Series A Bond interest rate swap hedge and reclassified the change in fair value from other comprehensive income to the statement of operations. All subsequent changes were recorded in fair value related to the interest rate swap in our statement of operations.

Income Taxes

For the three months ended September 30, 2015 we recorded zero tax expense, as a result of maintaining a full valuation allowance on our net deferred tax assets. For the three months ended September 30, 2014 we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income (Loss)

As a result of the foregoing, our net income was $254,606 or $0.01 per share basic and fully diluted, for the three months ended September 30, 2015, compared with a net loss of $648,771 or $0.03 per share basic and fully diluted, for the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations for the six months ended September 30, 2015 and 2014, in dollars and as a percentage of revenue:

	Six Months Ended September 30, 2015			Six Months Ended September 30, 2014			Changes Period Ended September 30, 2015 to 2014
(dollars in thousands)	Amount	Percent		Amount	Percent		Amount	Percent
Net sales	$8,479	100%		$10,801	100%		$(2,322)	(21	) %
Cost of sales	5,789	68%		9,715	90%		(3,926)	(40	) %
Gross profit	2,690	32%		1,086	10%		1,604	148%
Selling, general and administrative	1,714	20%		2,539	24%		(825)	(32	) %
Loss from operations	976	12%		(1,453)	(14)%		2,429	nm	%
Other income	1	-%		(1)	-%		2	nm	%
Interest expense	(516)	(6	) %	(619)	(5	) %	103	17%
Total other expense, net	(515)	(6	) %	(620)	(5	) %	105	17%
Loss before income taxes	461	6%		(2,073)	(19	) %	2,534	nm	%
Income tax benefit	--	-%		(153)	(1	) %	153	nm	%
Net income (Loss)	$461	6%		$(1,920)	(18	) %	$2,381	nm	%

Net Sales

The following increases and decreases in net sales reflect an irregular order flow from our customers as they measure their demand for new and existing products. Our shipments for the six months ended September 30, 2015 primarily included orders for recurring business from our customers. For the six months ended September 30, 2015, net sales decreased by $2.3 million, or 21%, to $8.5 million.  Net sales to our defense customers, our largest market group, decreased by $0.1 million, primarily on lower shipments of components to one of our largest customers.  Net sales in our energy group increased by $1.2 million as a result of increased demand. Net sales in our precision industrial group decreased by $3.4 million, primarily on lower volume for production furnaces, medical components, certain prototypes, and other industrial products. We shipped $1.8 million of production furnace components for the six months ended September 30, 2014 as required under a purchase agreement with GTAT. GTAT significantly reduced the number of units ordered under the contract and we filed a demand for arbitration under the terms of the agreement.  We recorded a provision for potential contract losses in connection with GTAT's subsequent bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the contract terms. The claim is now considered an unsecured creditor claim within the customer's overall bankruptcy proceedings. We have entered into the Assignment Agreement with Citigroup whereby we assigned our unsecured claim to Citigroup, but we cannot predict the amount of the claim that will be recovered in GTAT's bankruptcy proceeding or the amount that will be received pursuant to the Assignment Agreement.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead, and subcontracting costs. Our cost of sales for the six months ended September 30, 2015 decreased by $3.9 million to $5.8 million primarily on lower sales volume. Gross margins were 31.7% and 10.1% for the same comparable periods, respectively. Gross profit was $2.7 million, or $1.6 million higher in the six months ended September 30, 2015 when compared with the six month period ended September 30, 2014. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Certain low margin projects, contract losses, and under absorbed overhead of $1.1 million dampened our gross profit in the six months ended September 30, 2014.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2015 were $1.7 million compared to $2.5 million for six months ended September 30, 2014, representing a decrease of $0.8 million or 32%.  The primary drivers of this decrease in SG&A expenses were $0.2 million of reduced compensation on lower headcounts, a decrease of $0.4 million for outside advisory services, and a $0.2 million reduction in rent and related office and administrative costs.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the six months ended:

	September 30, 2015	September 30, 2014	$ Change	% Change
Other income (expense), net	$(1,090)	$(1,083)	$(7)	1%
Interest rate swaps	$--	$(196,096)	$196,096	nm %
Interest expense	$(312,262)	$(281,177)	$(31,085)	11%
Interest expense: non-cash	$(204,039)	$(141,321)	$(62,718)	44%

For the six months ended September 30, 2015, interest expense increased by 11% when compared to the six months ended September 30, 2014. Non-cash interest expense primarily reflects the amortization of deferred loan costs in connection with the Credit Loan Note, the First Loan Note and the Second Loan Note. In the six month period ended September 30, 2014, we de-designated our Series A Bond interest rate swap in the second quarter, reclassified the change in fair value to the statement of operations, and will record all future changes in fair value related to the interest rate swap in our statement of operations. Non-cash interest expense for the six months ended September 30, 2015 reflects higher amounts of amortization for deferred loan costs in connection with the LSA.

Income Taxes

We recorded zero tax expense for the six months ended September 30, 2015, as a result of maintaining a full valuation allowance on our net deferred tax assets. For the six months ended September 30, 2014 we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income (Loss)

As a result of the factors described above, our net income was $460,957 or $0.02 per share basic and fully diluted for the six months ended September 30, 2015. For the six months ended September 30, 2014 our net loss was $1.9 million or $0.08 per share basic and fully diluted.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $1.6 million, of which $6,431 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $792,887 for the six months ended September 30, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement with Citigroup. We have reduced our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the six months ended September 30, 2015, when compared with the six months ended September 30, 2014. As a result, we recorded net income of $460,957 for the six months ended September 30, 2015 compared with a net loss of $1.9 million for the six months ended September 30, 2014.

We incurred an operating loss of $3.6 million for the year ended March 31, 2015. During fiscal 2014, we recorded a provision for potential contract losses of $2.4 million in connection with the bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the terms of a purchase agreement with GTAT. The claim is now considered an unsecured creditor claim within GTAT's overall bankruptcy proceedings.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,834. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment.

The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above, however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor's obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor's ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor's ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by the written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan.

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

On December 22, 2014, Ranor entered into the TLSA, with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to Santander Bank N.A., plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $510,000 and $500,000 at September 30, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at September 30, 2015.

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
Our TLSA with Revere expires on December 31, 2015, and must be extended or refinanced with another lender. If we do not successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. However, if we are successful in securing additional acceptable financing facilities to refinance the TLSA prior to its expiration, then we believe that we will have sufficient cash to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

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

The condensed consolidated financial statements for the three and six months ended September 30, 2015 and for the year ended March 31, 2015 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $7.0 million at September 30, 2015 and to continue as a going concern is dependent upon the availability of and our ability to timely secure long-term financing and the successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At September 30, 2015 and March 31, 2015, we had negative working capital of $1.6 million and $2.0 million, respectively. The following table sets forth the principal changes in the components of our working capital:

(dollars in thousands)	September 30, 2015	March 31, 2015	Change Amount	Percentage Change
Cash and cash equivalents	$1,645	$1,336	$309	23%
Accounts receivable, less allowance for doubtful accounts	$818	$826	$(8)	(1)%
Costs incurred on uncompleted contracts, in excess of progress billings	$1,474	$2,008	$(534)	(27)%
Inventory - raw materials	$151	$135	$16	12%
Current deferred taxes	$827	$827	$-	--
Other current assets	$420	$538	$(118)	(22)%
Accounts payable	$807	$1,526	$(719)	(47)%
Trade notes payable	$11	$138	$(127)	(92)%
Accrued expenses	$1,755	$1,666	$89	5%
Advanced claims payment	$508	$--	$508	nm %
Deferred revenues	$684	$1,212	$(528)	(44)%
Short-term debt	$2,250	$2,250	$--	--%
Current portion of long-term debt	$934	$934	$--	--%

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	September 30, 2015	September 30, 2014	Change Amount
Cash flows provided by (used in):
Operating activities	$793	$(1,168)	$1,961
Investing activities	$(18)	$(54)	$36
Financing activities	$(467)	$984	$(1,451)
Net increase (decrease) in cash and cash equivalents	$308	$(238)	$546

Operating activities

Our primary source of cash is from accounts receivable collections, customer advance payments, and project progress payments. Our customers continue to make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the six months ended September 30, 2015 was $792,887 compared with cash used in operations of $1.2 million for the six months ended September 30, 2014. Cash provided by operations for the six months ended September 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015. For the six months ended September 30, 2015 we recorded net income of $460,957 compared with a net loss of $1.9 million for the six months ended September 30, 2014.

Investing activities

The six month periods ended September 30, 2015 and 2014 were marked by cash outflows for capital spending for building improvements and equipment of $17,600 and $54,096, respectively.

Financing activities

For the six months ended September 30, 2015, cash used in financing activities was $0.5 million, consisting of amounts used to make principal payments on our outstanding debt. On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica, pursuant to which Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Ranor used approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to Santander Bank N.A. under a Loan and Security Agreement, while the remaining proceeds were used to fund our operations and investing activities.

All of the above activity resulted in a net increase in cash for the six months ended September 30, 2015 of $308,288, compared with a net decrease in cash of $237,437 for the six months ended September 30, 2014. We have no off-balance sheet assets or liabilities.

A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2015 Form 10-K. During the six months ended September 30, 2015 there were no material changes to our commitments and contractual obligations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our  chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of the 2015 Form 10-K.

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

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2015 we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described in Item 9A of the 2015 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2015 Form 10-K.

Item 1A. Risk Factors

Except for the risk factor below, which supplements the risk factors discussed in Item 1A. "Risk Factors," in the 2015 Form 10-K, there have been no material changes to the risk factors discussed in Item 1A. "Risk Factors," in the 2015 Form 10-K.  You should carefully consider the risks described in this Quarterly Report on Form 10-Q and the 2015 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this Quarterly Report on Form 10-Q and the 2015 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of these risks actually occur, our business, financial condition and/or results of operations could be negatively affected.

We require additional capital to fund our operations. Our TLSA with Revere expires on December 31, 2015 and must be extended or refinanced with another lender. In the event that we determine that we are unable to secure additional funding when required, we may need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

As of September 30, 2015, we had $1.6 million of cash and cash equivalents. Cash provided by operations for the six months ended September 30, 2015 was $792,887 compared with cash used in operations of $1.2 million for the six months ended September 30, 2014. Cash provided by operations for the six months ended September 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

Our TLSA with Revere expires on December 31, 2015 and must be extended or refinanced with another lender. If we do not successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments for materials and customer payments made after shipment of finished goods. If no additional debt or equity financing is consummated, it is possible that our existing cash and cash equivalents and expected revenue from operations may not be sufficient to meet our operating and capital requirements through the near-term, and changes in our business, whether or not initiated by us, may cause us to deplete such cash and cash equivalents available to us at a quicker rate. We must obtain additional financing in order to continue our operations beyond the near-term. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection. Any decision to seek stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during the near-term. In addition, if we raise additional capital by issuing equity securities, our existing stockholders' percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of such debt securities could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

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

TECHPRECISION CORPORATION

Dated: November 16, 2015	By:	/s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document