Form 10-Q
period 2015-12-31
TECHPRECISION CORP
filed 2016-02-16
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51378

TECHPRECISION CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	51-0539828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Bella Drive Westminster, MA	01473
(Address of principal executive offices)	(Zip Code)

(978) 874-0591
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

The number of shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding at February 5, 2016 was 27,324,593.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$816,301	$1,336,325
Accounts receivable, less allowance for doubtful accounts of approximately $25,000 at December 31, 2015 and March 31, 2015	766,564	826,363
Costs incurred on uncompleted contracts, in excess of progress billings	2,798,008	2,008,244
Inventories- raw materials	148,550	134,812
Current deferred taxes	826,697	826,697
Other current assets	464,841	538,253
Total current assets	5,820,961	5,670,694
Property, plant and equipment, net	5,217,048	5,610,041
Other noncurrent assets, net	9,676	45,490
Total assets	$11,047,685	$11,326,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,225,873	$1,526,123
Trade notes payable	--	138,237
Accrued expenses	1,623,254	1,665,658
Advanced claims payment	507,835	--
Deferred revenues	1,087,179	1,211,506
Short-term debt	--	2,250,000
Current portion of long-term debt	934,176	933,651
Total current liabilities	5,378,317	7,725,175
Long-term debt, including capital lease	4,035,160	2,485,858
Noncurrent deferred taxes	826,697	826,697
Commitments and contingent liabilities (see Note 16)
Stockholders' Equity:
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with -0- and 1,927,508 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively (liquidation preference: $0 - December 31, 2015; $549,340 - March 31, 2015)	--	524,210
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 27,324,593 and 24,669,958 shares issued and outstanding at December 31, 2015 and at March 31, 2015, respectively	2,732	2,467
Additional paid in capital	7,057,807	6,487,589
Accumulated other comprehensive income	23,344	23,561
Accumulated deficit	(6,276,372)	(6,749,332)
Total stockholders' equity	807,511	288,495
Total liabilities and stockholders' equity	$11,047,685	$11,326,225

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$3,506,560	$3,510,842	$11,985,422	$14,311,895
Cost of sales	2,434,900	3,169,456	8,223,349	12,884,553
Gross profit	1,071,660	341,386	3,762,073	1,427,342
Selling, general and administrative	768,220	705,059	2,482,465	3,243,968
Income (loss) from operations	303,440	(363,673)	1,279,608	(1,816,626)
Other income (expense)	465	136	1,531	(1,023)
Interest expense (includes OCI reclassifications for cash flow hedges of ($-0-) and ($248,464) in 2014)	(291,908)	(582,202)	(808,209)	(1,200,796)
Interest income	6	21	30	96
Total other expense, net	(291,437)	(582,045)	(806,648)	(1,201,723)
Income (loss) before income taxes	12,003	(945,718)	472,960	(3,018,349)
Income tax benefit (related to OCI reclassification)	--	--	--	(152,792)
Net income (loss)	$12,003	$(945,718)	$472,960	$(2,865,557)
Other comprehensive income, before tax:
Change in unrealized loss on cash flow hedges	--	--	--	(16,680)
Reclassification adjustment for cash flow hedges	--	--	--	248,464
Foreign currency translation adjustments	(1,135)	(4,319)	217	(4,272)
Other comprehensive income, before tax	(1,135)	(4,319)	217	227,512
Tax expense from reclassification adjustment	--	--	--	152,792
Other comprehensive income, net of tax	(1,135)	(4,319)	217	74,720
Comprehensive income (loss)	$10,868	$(950,037)	$473,177	$(2,790,837)
Net income (loss) per share (basic)	$0.00	$(0.04)	$0.02	$(0.12)
Net income (loss) per share (diluted)	$0.00	$(0.04)	$0.02	$(0.12)
Weighted average number of shares outstanding (basic)	27,324,593	24,669,958	26,084,080	24,447,736
Weighted average number of shares outstanding (diluted)	27,509,980	24,669,958	26,210,206	24,447,736

See accompanying notes to the condensed consolidated financial statements.

2

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$472,960	$(2,865,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	582,628	633,741
Amortization of debt issue costs	219,876	177,771
Stock based compensation expense	51,100	196,458
Provision for contract losses	(111,958)	(589,392)
Changes in operating assets and liabilities:
Accounts receivable	59,798	220,258
Costs incurred on uncompleted contracts, in excess of progress billings	(789,764)	2,068,537
Inventories – raw materials	(13,738)	70,586
Other current assets	(110,355)	(214,294)
Other noncurrent assets	--	105,395
Accounts payable	(438,486)	(908,083)
Accrued expenses	67,709	116,290
Advanced claims payment	507,835	--
Deferred revenues	(124,327)	(283,575)
Net cash provided by (used in) operating activities	373,278	(1,271,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(192,215)	(54,096)
Net cash used in investing activities	(192,215)	(54,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	--	6,400,000
Repayment of long-term debt	(700,174)	(4,628,174)
Deferred loan costs	--	(253,975)
Net cash (used in) provided by financing activities	(700,174)	1,517,851
Effect of exchange rate on cash and cash equivalents	(913)	76
Net (decrease) increase in cash and cash equivalents	(520,024)	191,966
Cash and cash equivalents, beginning of period	1,336,325	1,086,701
Cash and cash equivalents, end of period	$816,301	$1,278,667

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended December 31,

	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$525,451	$626,962
Income taxes	$--	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Nine Months Ended December 31, 2015

For the nine months ended December 31, 2015, the Company issued 2,519,634 shares of common stock in connection with the conversion of 1,927,508 shares of Series A Convertible Preferred Stock. The stock conversions increased Common Stock and Additional Paid in Capital by $252 and $523,956, respectively.

Nine Months Ended December 31, 2014

For the nine months ended December 31, 2014, the Company issued $279,297 of trade notes payable in connection with the conversion of certain vendor trade accounts payables for the purchased of goods and services used in the ordinary course of business.

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

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the aerospace, commercial, defense, medical, and nuclear industries.

Liquidity and Capital Resources

On December 31, 2015, the Company, Ranor and Revere High Yield Fund, LP, or Revere, entered into a Note and Other Loan Documents Modification Agreement, or the Modification Agreement, to the Term Loan and Security Agreement, or TLSA, dated December 22, 2014, between Revere and Ranor. Pursuant to the TLSA, Revere loaned an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note and, together with the First Loan Note, the Notes. Ranor's obligations under the TLSA and the Notes are guaranteed by the Company pursuant to a Guaranty Agreement with Revere. The Modification Agreement extended the maturity date of the TLSA and the Notes from December 31, 2015 to January 22, 2016 and provided that Ranor agreed to waive its right to extend the maturity date of the TLSA and the Notes by six months as set forth in the TLSA. In connection with its entry into the Modification Agreement, Ranor was required to pay an exit fee of $67,500 to Revere.

On January 22, 2016, the Company and Ranor entered into the Note and Other Loan Documents Modification Agreement No. 2 with Revere, or the Second Modification Agreement, which further amends the TLSA. In connection with the Second Modification Agreement, Ranor executed an Amended and Restated Term Loan Note in the aggregate principal amount of $1.5 million, or the Amended and Restated First Loan Note, and an Amended and Restated Term Loan Note in the aggregate principal amount of $750,000, or the Restated Second Loan Note, and together with the Amended and Restated First Loan Note, the Amended and Restated Notes, each in favor of Revere and each dated January 22, 2016. The Second Modification Agreement extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018. The terms of the Second Modification Agreement are more fully described in Note 18 - Subsequent Events.

At December 31, 2015, we had cash and cash equivalents of $816,301, of which $17,269 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $373,278 for the nine months ended December 31, 2015, which includes an advance payment of $507,835 received on April 17, 2015 under an Assignment of Claim Agreement described below. We have reduced our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the nine months ended December 31, 2015, when compared with the nine months ended December 31, 2014. As a result, we recorded net income of $472,960 for the nine months ended December 31, 2015 compared with a net loss of $2.9 million for the nine months ended December 31, 2014.

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

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability in our balance sheet. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment.

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

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. As such, we would need to seek alternative financing to pay these obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

We were successful in amending the TLSA with Revere to extend its maturity date. The TLSA was to expire on December 31, 2015 and was amended in January 2016, with the term of the TLSA extended to January 22, 2018. Our LSA with Utica matures on November 30, 2018. We believe that we will have sufficient cash to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. Our liquidity is highly dependent on our available financing facilities and our ability to sustain our gross profit margins. If we do not execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. We may need to secure additional acceptable financing facilities before 2018.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we may need to secure additional financing on terms consistent with our near-term business plans. We have increased our backlog and changed the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects, which do not efficiently utilize our manufacturing capacity. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The condensed consolidated financial statements for the three and nine months ended December 31, 2015 and for the year ended March 31, 2015, or fiscal 2015, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $5.4 million at December 31, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure long-term financing on favorable terms. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2015, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended December 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2015 and 2014 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-17, or ASU No. 2015-17, Income Taxes (Topic 740), Balance sheet Classification of Deferred Taxes, or Topic 740. Topic 740 requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred taxes, the amendments in ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU No. 2015-17 apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2015-17 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:
	December 31, 2015	March 31, 2015
Land	$110,113	$110,113
Building and improvements	3,252,908	3,235,308
Machinery equipment, furniture and fixtures	8,731,080	8,733,660
Equipment under capital leases	65,568	65,568
Construction in progress	174,615	--
Total property, plant and equipment	12,334,284	12,144,649
Less: accumulated depreciation	(7,117,236)	(6,534,608)
Total property, plant and equipment, net	$5,217,048	$5,610,041

Depreciation expense for the three and nine months ended December 31, 2015 and 2014 was $187,908 and $582,628, and $206,475 and $633,741, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:
	December 31, 2015	March 31, 2015
Cost incurred on uncompleted contracts, beginning balance	$4,068,488	$9,960,072
Total cost incurred on contracts during the period	9,138,138	10,034,158
Less cost of sales, during the period	(8,223,349)	(15,925,742)
Cost incurred on uncompleted contracts, ending balance	$4,983,277	$4,068,488

Billings on uncompleted contracts, beginning balance	$2,060,244	$4,702,070
Plus: Total billings incurred on contracts, during the period	12,110,447	15,591,388
Less: Contracts recognized as revenue, during the period	(11,985,422)	(18,233,214)
Billings on uncompleted contracts, ending balance	$2,185,269	$2,060,244

Cost incurred on uncompleted contracts, ending balance	$4,983,277	$4,068,488
Billings on uncompleted contracts, ending balance	2,185,269	2,060,244
Costs incurred on uncompleted contracts, in excess of progress billings	$2,798,008	$2,008,244

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of December 31, 2015 and March 31, 2015, we had deferred revenues totaling $1,087,179 and $1,211,506, respectively. Deferred revenues represent customer prepayments on contracts and completed contracts on which revenue cannot yet be recognized. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive income (loss).

NOTE 6 – OTHER CURRENT ASSETS

	December 31, 2015	March 31, 2015
Payments advanced to suppliers	$147,362	$54,422
Prepaid insurance	220,460	205,477
Collateral deposits	85,252	85,252
Deferred loan costs, net of amortization	--	184,063
Other	11,767	9,039
Total	$464,841	$538,253

NOTE 7 – OTHER NONCURRENT ASSETS
	December 31, 2015	March 31, 2015
Deferred loan costs	$253,975	$253,975
Deferred loan costs, accumulated amortization	$(244,299)	$(208,485)
Total	$9,676	$45,490

NOTE 8 - ACCRUED EXPENSES

	December 31, 2015	March 31, 2015
Accrued compensation	$589,102	$613,838
Provision for contract losses	421,841	533,799
Accrued interest expense	483,555	436,787
Other	128,756	81,234
Total	$1,623,254	$1,665,658

Our contract loss provision at both December 31, 2015 and March 31, 2015 includes approximately $0.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer's request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing a voluntary bankruptcy claim, the demand is now considered an unsecured creditor claim within the customer's overall bankruptcy proceedings. It is more likely than not that we will not be able to recover the full amount of our claim. As such, part of the total reduction in the liability reflects the netting of approximately $0.8 million of accumulated costs in work-in-progress and $1.1 million of accounts receivable with the loss provision. Accrued interest expense includes deferred interest costs accounted for under the effective interest method in connection with the Utica Credit Loan Note due November 2018.

NOTE 9 – DEBT
	December 31, 2015	March 31, 2015
Utica Credit Loan Note due November 2018	$2,689,815	$3,381,481
Revere Term Loan and Notes due December 2015	2,250,000	2,250,000
Obligations under capital lease	29,521	38,028
Total debt	$4,969,336	$5,669,509
Less: Short-term debt	$--	$2,250,000
Less: Current portion of long-term debt	$934,176	$933,651
Long-term debt, including capital lease	$4,035,160	$2,485,858

Term Loan and Security Agreement

On December 22, 2014, Ranor entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note were due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off bond obligations owed to Santander Bank N.A. plus breakage fees on a related interest swap of $217,220 under the Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes. Pursuant to the TLSA, Ranor was subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $789,000 and $500,000 at December 31, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at December 31, 2015 and March 31, 2015.

On December 31, 2015, the Company, Ranor and Revere entered into the Modification Agreement to the TLSA. The Modification Agreement extended the maturity date of the TLSA and the Notes from December 31, 2015 to January 22, 2016 and provided that Ranor agreed to waive its right to extend the maturity date of the TLSA and the Notes by six months as set forth in the TLSA.

On January 22, 2016, the Company, Ranor and Revere entered into the Second Modification Agreement which further amends the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere. The Second Modification Agreement extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018. The terms of the Second Modification Agreement are more fully described in Note 18 - Subsequent Events.

Ranor was not in violation of any of the covenants included in the Notes at their maturity date of December 31, 2015 or when it issued its financial statements. As such, noncurrent classification is required as of December 31, 2015 because the Company was able to demonstrate its ability to consummate long-term refinancing by issuing a long-term obligation after its balance sheet date but before the issuance of its balance sheet.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note are due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. At December 31, 2015, the rate of interest on the debt under the LSA was 10.8%. In addition, if the obligations under the LSA and the Credit Loan Note are paid in full at or before the maturity date, Ranor will be required to pay Utica deferred interest in an amount ranging from $166,000 during the first twelve months of the term of the loan to $498,000 at any time after the forty-eighth month of the term of the loan. Ranor's obligations under the LSA and the Credit Loan Note are guaranteed by TechPrecision.

Pursuant to the LSA, Ranor is subject to certain restrictive covenants which, among other things, restrict Ranor's ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor's ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to Santander Bank N.A. under a Loan and Security Agreement. We paid a breakage fee of $29,448 for early termination of the interest rate swap for certain bonds and recorded the amount as interest expense in our statement of operations. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease has a term of 63 months, bears interest at 6.0% and requires monthly payments of principal and interest of $1,136. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The revised lease term was extended by nine months and will expire in September 2018. The amount of the lease recorded in property, plant and equipment, net as of December 31, 2015 and March 31, 2015 was $26,045 and $38,027, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three and nine months ended December 31, 2015 we recorded zero income tax expense. The lack of tax expense or benefit for the three and nine months ended December 31, 2015 was primarily the result of recording a full valuation allowance on our net deferred tax assets. For the nine months ended December 31, 2014, we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $36,784 and $38,375 for the nine months ended December 31, 2015 and 2014, respectively.

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

During the nine months ended December 31, 2015 and 2014, 1,927,508 and 550,000 shares of Series A Convertible Preferred Stock were converted into 2,519,634 and 718,954 shares of common stock, respectively. There were no shares of Series A Convertible Preferred Stock outstanding at December 31, 2015, as the last outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock on September 24, 2015. There were 1,927,508 shares of Series A Convertible Preferred Stock outstanding at March 31, 2015. Based on the most recent conversion ratio, there were zero and 2,519,634 common shares underlying the Series A Convertible Preferred Stock as of December 31, 2015 and March 31, 2015, respectively.

Common Stock

We had 90,000,000 authorized shares of common stock at December 31, 2015 and March 31, 2015.  There were 27,324,593 and 24,669,958 shares of common stock outstanding at December 31, 2015 and March 31, 2015, respectively. For the nine months ended December 31, 2015 we issued 2,519,634 shares of common stock in connection with conversions of Series A Convertible Preferred Stock. For the nine months ended December 31, 2014, we issued 718,954 shares of common stock in connection with conversions of Series A Convertible Preferred Stock.

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

The fair value of the options we granted was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock option exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the period presented were as follows: a range from  119.5% to 120.8% for volatility, a range of 1.62% to 1.70% for the risk free interest rate, and approximately six years for the expected term. At December 31, 2015, there were 792,006 shares of common stock available for grant under the Plan. The following table summarizes information about options for the periods presented below:

	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Granted	1,030,000	$0.081
Exercised	(135,000)	$1.100
Forfeited	(155,000)	$1.015
Outstanding at 12/31/2015	1,930,500	$0.661	$102,503	7.85
Vested or expected to vest at 12/31/2015	1,930,500	$0.661	$102,503	7.85
Exercisable and vested at 12/31/2015	1,235,500	$0.767	$34,568	6.52

At December 31, 2015 there was $40,646 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The total fair value of shares vested during the nine months ended December 31, 2015 was $67,183. The following table summarizes the activity of our stock options outstanding but not vested for the nine months ended December 31, 2015:
	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2015	112,500	$0.664
Granted	1,030,000	$0.081
Forfeited	(40,000)	$0.670
Vested	(407,500)	$0.165
Outstanding at 12/31/2015	695,000	$0.092

NOTE 14 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2015, there were accounts receivable balances outstanding from four customers comprising 83% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

Accounts Receivable	December 31, 2015			March 31, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$261,172	34%	$	*	*	%
B		$149,688	20%		$296,815	36%
C		$123,920	16%	$	*	*	%
D		$99,110	13%	$	*	*	%
E	$	*	* %		$128,738	16%
F	$	*	* %		$123,604	15%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three and nine months ended:

Net Sales	Three months ended December 31,								Nine months ended December 31,
Customer	2015				2014				2015				2014
A		$1,568,714	45%			$475,317	14%			$3,057,140	26%		$	*	*	%
B	$	*	*	%	$	*	*	%		$1,971,139	16%			$3,107,520	22%
C	$	*	*	%	$	*	*	%		$1,459,013	12%		$	*	*	%
D	$	*	*	%		$406,089	12%			$1,192,848	10%		$	*	*	%
E	$	*	*	%		$1,394,999	40%		$	*	*	%		$2,399,074	16%
F	$	*	*	%	$	*	*	%	$	*	*	%		$1,762,985	12%
G		$594,534	17%		$	*	*	%	$	*	*	%	$	*	*	%
H		$354,469	10%		$	*	*	%	$	*	*	%	$	*	*	%
I	$	*	*	%		$676,729	19%		$	*	*	%	$	*	*	%
*less than 10% of total

NOTE 15 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and property, plant and equipment, net) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales Three Months Ended December 31,		Net Sales Nine Months Ended December 31,		Property, Plant and Equipment, net
	2015	2014	2015	2014	Dec. 31, 2015	March 31, 2015
United States	$3,506,560	$3,202,086	$11,985,422	$13,517,788	$5,217,048	$5,609,973
China	--	$308,756	--	$794,107	--	$68

NOTE 16 – COMMITMENTS

Leases

New Lease

On June 1, 2015 we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015. The initial term of this lease will expire on June 30, 2016, unless terminated sooner in accordance with the terms of the lease. The Company's base rent for the Wayne Property is $1,838 per month plus payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne.

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

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2015 for future executive salaries during the next twelve months, including fiscal 2015 bonuses payable after March 31, 2015, was approximately $0.7 million. The aggregate commitment at December 31, 2015 was approximately $0.2 million for accrued payroll, severance, vacation and holiday pay for the remainder of our employees.

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

	Three Months ended December 31, 2015	Three Months ended December 31, 2014	Nine Months ended December 31, 2015	Nine Months ended December 31, 2014
Basic EPS
Net income (loss)	$12,003	$(945,718)	$472,960	$(2,865,557)
Weighted average number of shares outstanding	27,324,593	24,669,958	26,084,080	24,447,736
Basic income (loss) per share	$0.00	$(0.04)	$0.02	$(0.12)
Diluted EPS
Net income (loss)	$12,003	$(945,718)	$472,960	$(2,865,557)
Dilutive effect of stock options, warrants and preferred stock	185,387	--	126,126	--
Diluted weighted average shares	27,509,980	24,669,958	26,210,206	24,447,736
Diluted income (loss) per share	$0.00	$(0.04)	$0.02	$(0.12)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 900,500 potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above for both the three and nine month periods ended December 31, 2015. For the three and nine months ended December 31, 2014, there were, respectively, 3,288,008 and 2,277,951 anti-dilutive potential common share equivalents, which were not included in the EPS calculations above.

NOTE 18 – SUBSEQUENT EVENTS

On January 22, 2016, the Company, Ranor and Revere entered into the Second Modification Agreement, which amends the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amends the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduces the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amends the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) twelve (12) months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) adds a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) includes a reaffirmation of the Company's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between the Company and Revere.

Other than as so amended by the Modification Agreement and the Second Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

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

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2015 and 2014, our largest customer (who was different in each period) accounted for approximately 26% and 22% of reported net sales, respectively, and our ten largest customers accounted for approximately more than 97% and 88% of our revenue, respectively. Our sales order backlog at December 31, 2015 was approximately $20.5 million compared with a backlog of $14.3 million at March 31, 2015. New orders for maritime and medical components have rebounded significantly during the nine months ended December 31, 2015.

All of our sales recorded for the nine months ended December 31, 2015 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the nine months ended December 31, 2015. At December 31, 2015, we did not have any open customer orders for WCMC in our backlog. We are evaluating how to utilize the WCMC entity moving forward.

For the nine months ended December 31, 2015, our net sales and net income were $12.0 million and $0.5 million, respectively, compared with net sales of $14.3 million and net loss of $2.9 million, respectively, for the nine months ended December 31, 2014.  Our gross margins for the nine months ended December 31, 2015 were 31.4% compared with gross margins of 10.0% for the nine months ended December 31, 2014.

On January 22, 2016, the Company, Ranor and Revere entered into the Second Modification Agreement, which amends the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere. The Second Modification Agreement extends the maturity date of the terms loans made pursuant to the TLSA to January 22, 2018.

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

At December 31, 2015, we had cash and cash equivalents of $816,301, of which $17,269 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $373,278 for the nine months ended December 31, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement.

Recurring operating losses and negative cash flows from operating activities in prior years have caused working capital deficiencies and raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Part II – Item 1A "Risk Factors."

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2015 Form 10-K. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2015, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our revenue stream can be uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers' demand for new and existing products. Our results of operations are affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at current lower revenue levels. In connection with the execution of this business plan, we need to rebuild our backlog with orders from our key customers.

Three Months Ended December 31, 2015 and 2014

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014		Changes Period Ended December 31, 2015 to 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,507	100%	$3,511	100%	$(4)	nm	%
Cost of sales	2,435	70%	3,170	90%	(735)	(23)%
Gross profit	1,072	30%	341	10%	731	214%
Selling, general and administrative	768	22%	705	20%	63	9%
Income (loss) from operations	304	9%	(364)	(10)%	668	nm	%
Other income (expense), net	--	--%	--	--%	--	nm	%
Interest expense	(292)	(8)%	(582)	(17)%	290	50%
Total other expense, net	(292)	(8)%	(582)	(17)%	290	50%
Income (loss) before income taxes	12	--%	(946)	(27)%	958	nm	%
Income tax expense	--	--%	--	--%	--	nm	%
Net income (loss)	$12	--%	$(946)	(27)%	$958	nm	%
nm- not meaningful

Net Sales

The following increases and decreases in net sales reflect changes in order flows among our key customers as they gauge market demand for their new and existing products. Our net sales for the three months ended December 31, 2015 were relatively unchanged when compared with the same prior year period. For the three months ended December 31, 2015, net sales decreased by $4,282, or 0.1%, to $3.5 million, compared to the three months ended December 31, 2014.  Net sales to our key defense customers, our largest market group, increased by $1.8 million on higher shipments of maritime components. Net sales in our energy group decreased by $0.5 million on lower volume. Net sales to our precision industrial group decreased by $1.3 million on lower volume for medical components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, labor, overhead, depreciation and subcontracting costs. Our cost of sales for the three months ended December 31, 2015 decreased by $0.7 million, or 23%, compared to the three months ended December 31, 2014.  Gross profit increased by $0.7 million for the three months ended December 31, 2015 compared to the same prior year period. Gross margins for the three months ended December 31, 2015 were 30.5% compared with 9.7% for the three months ended December 31, 2014. Gross margins for the three months ended December 31, 2015 were higher because of improved throughput, lower material and labor costs, and the absence of low margin contracts. Gross margins for the three months ended December 31, 2014 were dampened by higher labor costs and under absorbed overhead. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2015 were higher by $63,161 when compared with the same period in fiscal 2015.  During the three months ended December 31, 2014, in order to conserve cash, our board elected not to pay accrued board fees and executive chairman compensation. As a result, we reversed approximately $0.3 million of accrued board fees and executive chairman compensation.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

	December 31, 2015	December 31, 2014	$ Change	% Change
Other income (expense), net	$471	$157	$314	nm	%
Interest rate swaps	$--	$(217,220)	$217,220	nm	%
Interest expense	$(213,188)	$(113,565)	$(99,623)	(88)%
Interest expense: non-cash	$(78,720)	$(251,417)	$172,697	69%
nm- not meaningful

For the three months ended December 31, 2015, cash paid for interest expense increased by 88% when compared with the three months ended December 31, 2014 primarily due to the payment of a $67,500 exit fee to Revere. The remaining increase is due to higher interest cost because of higher rates of interest on outstanding debt. Non-cash interest expense was lower and reflects deferred interest cost and the amortization of deferred loan costs in connection with the Credit Loan Note, the First Loan Note and the Second Loan Note. For the three months ended December 31, 2014, we incurred certain cash and non-cash charges in connection with the termination of our Series A Bond interest rate swap hedge. We reclassified the change in fair value from other comprehensive income to the statement of operations. All subsequent changes in fair value related to the interest rate swap were recorded in our statement of operations.

Income Taxes

For the three months ended December 31, 2015 and 2014, we recorded zero tax expense, as a result of maintaining a full valuation allowance on our net deferred tax assets. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income (Loss)

As a result of the foregoing, our net income was $12,003, or $0.00 per share basic and fully diluted, for the three months ended December 31, 2015, compared with a net loss of $945,718, or $0.04 per share basic and fully diluted, for the three months ended December 31, 2014.

Nine Months Ended December 31, 2015 and 2014

The following table sets forth information from our statements of operations for the nine months ended December 31, 2015 and 2014, in dollars and as a percentage of revenue:

	Nine Months Ended December 31, 2015		Nine Months Ended December 31, 2014		Changes Period Ended December 31, 2015 to 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,985	100%	$14,312	100%	$(2,327)	(16)%
Cost of sales	8,223	69%	12,885	90%	(4,662)	(36)%
Gross profit	3,762	31%	1,427	10%	2,335	nm	%
Selling, general and administrative	2,483	20%	3,244	23%	(761)	(23)%
Income (loss) from operations	1,279	11%	(1,817)	(13)%	3,096	nm	%
Other income, (expense)	2	--%	(1)	--%	3	nm	%
Interest expense	(808)	(7)%	(1,201)	(8)%	393	33%
Total other expense, net	(806)	(7)%	(1,202)	(8)%	396	33%
Income (loss) before income taxes	473	4%	(3,019)	(21)%	3,492	nm	%
Income tax benefit	--	--%	(153)	(1)%	153	nm	%
Net income (loss)	$473	4%	$(2,866)	(20)%	$3,339	nm	%
nm- not meaningful

Net Sales

The following increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for their new and existing products. Our shipments for the nine months ended December 31, 2015 primarily included orders for new and repeat business from existing key customers. For the nine months ended December 31, 2015, net sales decreased by $2.3 million, or 16%, to $12.0 million.  Net sales to our defense market group, increased by $1.5 million, primarily on higher shipments of maritime components to key defense customers.  Net sales in our energy group increased by $0.7 million as a result of increased demand for nuclear components. Net sales in our precision industrial group decreased by $4.5 million, primarily on lower volume for medical components, production furnaces, and certain prototypes. Net sales for medical components were lower by $1.9 million as orders slowed in the nine months ended December 31, 2015. We shipped $1.8 million of production furnace components for the nine months ended December 31, 2014 as required under a purchase agreement with GTAT. GTAT significantly reduced the number of units ordered under the contract and we filed a demand for arbitration under the terms of the agreement.  We recorded a provision for potential contract losses in connection with GTAT's subsequent bankruptcy filing and filed a proof of claim with the bankruptcy court to recover all of our costs under the contract terms. The claim is now considered an unsecured creditor claim within the customer's overall bankruptcy proceedings. We have entered into the Assignment Agreement with Citigroup whereby we assigned our unsecured claim to Citigroup, but we cannot predict the amount of the claim that will be recovered in GTAT's bankruptcy proceeding or the amount that will be received pursuant to the Assignment Agreement.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, labor, overhead, depreciation and subcontracting costs. Our cost of sales for the nine months ended December 31, 2015 decreased by $4.7 million to $8.2 million, primarily as a result of lower sales volume and lower labor costs. Gross margins were 31.4% and 10.0% for the same comparable periods, respectively. Gross profit was $3.8 million, or $2.3 million higher in the nine months ended December 31, 2015 when compared with the nine month period ended December 31, 2014. Gross margin in the nine months ended December 31, 2015 was impacted favorably by improved throughput and the product mix within this reporting period. Certain low margin projects, contract losses, and under absorbed overhead of $1.0 million dampened our gross profit in the nine months ended December 31, 2014.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended December 31, 2015 were $2.5 million compared to $3.2 million for nine months ended December 31, 2014, representing a decrease of $0.8 million or 23%.  The primary drivers of this decrease in SG&A expenses were a $0.2 million decrease in share-based compensation, a $0.5 million reduction of outside advisory fees, and a $0.1 million decrease in rent and related office and administrative costs.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the nine months ended:

	December 31, 2015	December 31, 2014	$ Change	% Change
Other income (expense), net	$1,561	$(927)	$2,488	nm %
Interest rate swaps	$--	$(246,668)	$246,668	nm %
Interest expense	$(525,450)	$(380,294)	$(145,156)	(38)%
Interest expense: non-cash	$(282,759)	$(573,834)	$291,075	51%
nm- not meaningful

For the nine months ended December 31, 2015, interest expense increased by 38% when compared to the nine months ended December 31, 2014 due to the payment of an exit fee of $67,500 to Revere and higher rates of interest on outstanding debt. Non-cash interest expense reflects lower amortization amounts for debt issue costs and deferred interest expense. For the nine months ended December 31, 2015 and 2014, we recorded deferred interest cost of $62,825 and $362,862, respectively. During the nine months ended December 31, 2014, we terminated our Series A Bond interest rate swap and recorded a breakage fee of $217,220.

Income Taxes

We recorded zero tax expense for the nine months ended December 31, 2015, as a result of maintaining a full valuation allowance on our net deferred tax assets. For the nine months ended December 31, 2014 we recorded a tax benefit of $152,792 as we reclassified losses on an interest rate swap to our statement of operations. We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income (Loss)

As a result of the factors described above, our net income was $472,960, or $0.02 per share basic and fully diluted for the nine months ended December 31, 2015. For the nine months ended December 31, 2014 our net loss was $2.9 million, or $0.12 per share basic and fully diluted.

Liquidity and Capital Resources

On December 22, 2014, Ranor entered into the TLSA with Revere. Pursuant to the TLSA, Revere agreed to loan an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note are due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note are guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to repay in full loan obligations owed to Santander Bank N.A., plus breakage fees on a related interest swap of $217,220 under a Loan and Security Agreement with Santander Bank N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company to be used for general corporate purposes. Pursuant to the TLSA, Ranor is subject to certain affirmative and negative covenants, including a cash covenant, which requires that we maintain minimum month end cash balances that range from $400,000 to $820,000. We were required to maintain a cash balance of $789,000 and $500,000 at December 31, 2015 and March 31, 2015, respectively. We were in compliance with all covenants under the TLSA at December 31, 2015 and March 31, 2015.

On December 31, 2015, the Company, Ranor and Revere entered into the Modification Agreement to the TLSA. The Modification Agreement extended the maturity date of the TLSA and the Notes from December 31, 2015 to January 22, 2016 and provided that Ranor agreed to waive its right to extend the maturity date of the Loan Agreement and the Notes by six months as set forth in the TLSA.

On January 22, 2016, the Company, Ranor and Revere entered into the Second Modification Agreement, which further amends the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amends the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduces the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amends the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) twelve (12) months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) adds a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) includes a reaffirmation of the Company's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between the Company and Revere.

Other than as so amended by the Modification Agreement and the Second Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

At December 31, 2015, we had cash and cash equivalents of $816,301, of which $17,269 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $373,278 for the nine months ended December 31, 2015, which includes an advance payment of $507,835 received under the Assignment Agreement with Citigroup. We have reduced our operating expenses to stay in line with current business conditions. Our profit margins have improved significantly for the nine months ended December 31, 2015, when compared with the nine months ended December 31, 2014. As a result, we recorded net income of $472,960 for the nine months ended December 31, 2015 compared with a net loss of $2.9 million for the nine months ended December 31, 2014.

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

We were successful in amending the TLSA with Revere to extend its maturity date. The TLSA was to expire on December 31, 2015 and was amended in January 2016, with the term of the TLSA extended to January 22, 2018. Our LSA with Utica matures on November 30, 2018. We believe that we will have sufficient cash to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. Our liquidity is highly dependent on our available financing facilities and our ability to improve our gross profit and operating income. If we do not execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months. We may need to secure additional acceptable financing facilities before 2018.

These factors raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we may need to secure additional financing on terms consistent with our near-term business plans.  We have increased our backlog and changed the composition of our revenues to focus on recurring unit of delivery projects rather than custom first article and prototyping projects, which do not efficiently utilize our manufacturing capacity. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

The condensed consolidated financial statements for the three and nine months ended December 31, 2015 and for the year ended March 31, 2015 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our total current liabilities of $5.4 million at December 31, 2015 and to continue as a going concern is dependent upon the successful execution of our operating plan and our ability to timely secure long-term financing on favorable terms. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our failure to service our current debt and obtain new or additional financing could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of the LSA or the TLSA. If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading price which may result in substantial dilution to our investors that do not participate in the offering and a new lower trading price for our common stock.

At December 31, 2015 we had positive working capital of $0.4 million, and at March 31, 2015 we had negative working capital of $2.1 million, respectively. The following table sets forth the changes in our current assets and current liabilities:

(dollars in thousands)	December 31, 2015	March 31, 2015	Change Amount	Percentage Change
Cash and cash equivalents	$816	$1,336	$(520)	(39)%
Accounts receivable, less allowance for doubtful accounts	$767	$826	$(59)	(7)%
Costs incurred on uncompleted contracts, in excess of progress billings	$2,798	$2,008	$790	39%
Inventory - raw materials	$149	$135	$14	10%
Current deferred taxes	$827	$827	$--	--%
Other current assets	$465	$538	$(73)	(14)%
Accounts payable	$1,226	$1,526	$(300)	(20)%
Trade notes payable	$--	$138	$(138)	(100)%
Accrued expenses	$1,623	$1,666	$(43)	(2)%
Advanced claims payment	$508	$--	$508	nm %
Deferred revenues	$1,087	$1,212	$(125)	(10)%
Short-term debt	$--	$2,250	$(2,250)	nm %
Current portion of long-term debt	$934	$934	$--	--%
nm- not meaningful

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	December 31, 2015	December 31, 2014	Change Amount
Cash flows provided by (used in):
Operating activities	$373	$(1,272)	$1,645
Investing activities	$(192)	$(54)	$(138)
Financing activities	$(700)	$1,518	$(2,218)
Effect of exchange rates on cash	$(1)	$--	$(1)
Net (decrease) increase in cash and cash equivalents	$(520)	$192	$(712)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our customers continue to make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the nine months ended December 31, 2015 was $373,278 compared with cash used in operations of $1.3 million for the nine months ended December 31, 2014. Cash provided by operations for the nine months ended December 31, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015. For the nine months ended December 31, 2015 we recorded net income of $472,960 compared to a net loss of $2.9 million for the nine months ended December 31, 2014.

Investing activities

The nine month periods ended December 31, 2015 and 2014 were marked by cash outflows for capital spending for building improvements and equipment of $192,215 and $54,096, respectively. In the third quarter of fiscal 2016 we began a project to replace all the fluorescent lighting in our fabrication and machine shops with LED lighting. The project qualifies for incentive payments if the project is completed as planned in accordance with the applicable terms and conditions.

Financing activities

For the nine months ended December 31, 2015, we used cash in financing activities of $0.7 million to make principal payments on our outstanding debt. For the nine months ended December 31, 2014 we refinanced all of our outstanding debt with Revere and Utica, pursuant to which the lenders agreed to loan an aggregate of $6.4 million to Ranor. We used approximately $4.6 million of these proceeds to pay off debt obligations owed to Santander Bank N.A. under a Loan and Security Agreement, while the remaining proceeds were used to fund our operations and investing activities.

All of the above activity resulted in a net decrease in cash for the nine months ended December 31, 2015 of $520,024, compared with a net increase in cash of $191,966 for the nine months ended December 31, 2014. We have no off-balance sheet assets or liabilities.

A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2015 Form 10-K. During the nine months ended December 31, 2015 there were no material changes to our commitments and contractual obligations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our  chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures and internal control over financial reporting were not effective because of the material weakness described in Item 9A of the 2015 Form 10-K.

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

Changes in Internal Controls

Except as identified below, there has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2015 we continued to monitor our control environment and improve manual controls that support our financial reporting process by providing guidelines for account reconciliations and enhancing documentation to support sub-ledger account reconciliations. As we continue to remediate the material weakness described in Item 9A of the 2015 Form 10-K, we will determine the appropriate complement of corporate and divisional accounting personnel required to consistently operate management review controls.

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

We may require additional capital to fund our operations. In the event that we determine that we are unable to secure additional funding when required, we may need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

As of December 31, 2015, we had $0.8 million of cash and cash equivalents. Cash provided by operations for the nine months ended December 31, 2015 was $373,278 compared with cash used in operations of $1.3 million for the nine months ended December 31, 2014. Cash provided by operations for the nine months ended December 31, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

We may require additional capital to fund our operations. If we do not successfully secure additional acceptable financing facilities, execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then our available cash may not be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the next twelve months.

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

Item 6. Exhibits

Exhibit No.	Description
10.1 †	Employment Agreement, dated February 7, 2015, between Ranor, Inc. and Thomas Sammons
10.2
Note and Other Loan Documents Modification Agreement dated December 31, 2015 by and between Revere High
Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K
filed with the Commission on January 6, 2016 and incorporated herein by reference)

10.3
Note and Other Loan Documents Modification Agreement No. 2 dated January 22, 2016 by and between Revere
High Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form
8-K filed with the Commission on January 25, 2016 and incorporated herein by reference)

10.4
Amended and Restated Term Note in the original principal amount of $1,500,000 in the name of Revere High
Yield Fund, LP, dated January 22, 2016 (Exhibit 10.2 to our Current Report on Form 8-K filed with the
Commission on January 25, 2016 and incorporated herein by reference)

10.5
Amended and Restated Term Note in the original principal amount of $750,000 in the name of Revere High Yield
Fund, LP, dated January 22, 2016 (Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on January 25, 2016 and incorporated herein by reference)

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

TECHPRECISION CORPORATION

Dated: February 16, 2015	By:	/s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1 †	Employment Agreement, dated February 7, 2015, between Ranor, Inc. and Thomas Sammons
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document

 † Management contract or compensatory arrangement or plan.