Form 10-K
period 2016-03-31
TECHPRECISION CORP
filed 2016-06-28
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive Westminster, MA	01473
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(978) 874-0591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☒	No

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.8 million.

The number of shares outstanding of the registrant's common stock as of June 7, 2016 was 27,324,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant's 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in three main industry groups: defense, energy and precision industrial. The finished products are used in a variety of markets including: defense, aerospace, medical, nuclear and precision industrial. Our mission is to be the leading end-to-end service provider to our markets by furnishing custom, fully integrated "turn-key" solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

We work with our customers to manufacture products in accordance with the customers' drawings and specifications. Our work complies with specific national and international codes and standards applicable to our industry. We believe that we have earned our reputation through outstanding technical expertise, attention to detail, and a total commitment to quality and excellence in customer service.

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

Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People's Republic of China, or China, located in Wuxi City, Jiangsu Province, China, is our other wholly-owned subsidiary.

Our executive offices are located at 1 Bella Drive, Westminster, Massachusetts 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

References in this annual report to "the Company," "we," "us," "our" and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise, while references to "TechPrecision" refer to TechPrecision Corporation and not its subsidiaries.

General

Our manufacturing operations within the United States are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility houses state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precision finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, and manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting), and final assembly.

All U.S. based manufacturing is done in accordance with our written quality assurance program, which meets specific national codes, and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customer's needs, and we have implemented such standards into our manufacturing operations.

Our operations in China are conducted through WCMC. WCMC, through its subcontractors, provides large-scale precision component fabrication and machining solutions. At March 31, 2016, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we will utilize the WCMC entity moving forward.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency. We do not design the products we manufacture, but rather manufacture according to "build-to-print" requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer's purchase order. All contracts cover specific products within the capability of our resources.

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

We serve our customers in the defense, aerospace, nuclear, energy, medical device and precision industrial markets. Examples of products we have manufactured within such industries during recent years include, but are not limited to custom components for ships and submarines, aerospace equipment, nuclear power plants and large scale medical devices.

Source of Supply

Our manufacturing operations are partly dependent on the availability of raw materials. Most of our contracts with customers require the use of customer-supplied raw materials in the manufacture of their product. Accordingly, raw material requirements vary with each contract and are dependent upon customer requirements and specifications. We have established relationships with numerous suppliers. When we do buy raw materials, we endeavor to establish alternate sources of material supply to reduce our dependency on any one supplier.

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: inconel, stainless steel, high strength steel and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2016, or fiscal 2016, no single supplier accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2015, or fiscal 2015, a single supplier, Steel Industries, Inc., accounted for approximately 12% of our purchased material. There was no other single supplier that provided 10% or more of purchased raw materials in fiscal 2015.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and also initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and trade show participation. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

Requests for quotations received from customers are reviewed to determine the specific requirements and our ability to meet such requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid to several months for a negotiation bid before the customer awards a contract.

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2016 and fiscal 2015.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 96% and 87% of our total revenue in fiscal 2016 and fiscal 2015, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2016 and fiscal 2015, which was a different large prime defense contractor in each year, accounted for 21% and 19% of our net sales during fiscal 2016 and fiscal 2015, respectively. Our defense and aerospace customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems. We also serve customers who supply components to the nuclear power industry; and we build components and major assemblies for systems being installed at certain medical institutions throughout North America.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.

The revenue derived from all of our customers in the designated industry groups during fiscal 2016 and fiscal 2015 are highlighted within the table below (dollars in thousands):

For the year ended March 31,	2016		2015
Net Sales	Amount	Percent	Amount	Percent
Defense	$12,260	73%	$9,929	55%
Energy	$3,496	21%	$2,253	12%
Precision Industrial	$1,098	6%	$6,051	33%

The following table sets forth the revenue, both in dollars and as a percentage of total revenue, generated by individual customers in  specific industry groups that accounted for 10% or more of our revenue in either fiscal 2016 or fiscal 2015 (dollars in thousands):

For the year ended March 31,	2016			2015
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$3,519	21%	$	*	*	%
Defense Customer 2		$2,958	18%		$3,526	19%
Energy		$1,802	11%	$	*	*	%
Precision Industrial	$	*	* %		$2,958	16%
* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2016, we had a backlog of orders totaling approximately $19.8 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at March 31, 2015 was $14.3 million. As of May 31, 2016, our backlog was $18.6 million. There was no revenue generated by WCMC in fiscal 2016. In fiscal 2015, WCMC generated $0.8 million of our total revenue. A downturn in demand for alternative energy components and a transfer of manufacturing back to the United States by WCMC's largest customer has limited our ability to scale large alternative energy and precision industrial order volumes for WCMC in China.

Competition

We face competition from both domestic and foreign manufacturers in the manufacture of metal fabricated and machined precision components and equipment. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, have greater resources at their disposal, and have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor's products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor's ability to meet the required schedule, and price in selecting a vendor for their products.

WCMC was formed to serve existing customers who expressed a strong desire for a qualified supply chain within China to serve their Asian end markets. China's manufacturing base is large and developed, and we believe that there are many domestic and international companies that could compete with us in China. However, we believe that our strategy of augmenting our China-based subcontractors with experienced fabrication and machining expertise from the United States at WCMC enables us to better serve the precision manufacturing requirements of our customers within China, as compared to existing China manufacturers operating solely on their own.

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

We are also subject to laws applicable to manufacturing regulations, such as federal and state occupational health and safety laws, and environmental laws, which are discussed in more detail below under "Environmental Compliance." WCMC operates under a business license granted by the appropriate government authorities in China. WCMC must operate under the terms and scope of that license in order to maintain its right to conduct business operations in China.

Environmental Compliance

We are subject to compliance with U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2016 and 2015 were not material.

Intellectual Property Rights

Presently, we have no registered intellectual property rights other than certain trademarks for our name and other business and marketing materials. In the course of our business we develop know-how for use in the manufacturing process. Although we have non-disclosure policies in place with respect to our personnel and in our contractual relationships, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

Personnel

As of March 31, 2016, we had approximately 104 full-time employees, of whom 23 are salaried and 81 are hourly. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

We believe the following are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We maintain a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.

Our level of indebtedness could have important consequences, including, without limitation:

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
•
placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions; and

•	making us more vulnerable in the event of a downturn in our business, our industry or the economy in general.

In addition, our current credit facilities contain, and any future credit facilities will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future. The Term Loan and Security Agreement, or the TLSA, dated December 22, 2014, between Ranor and Revere High Yield Fund, LP, or Revere, as amended, contains a cash covenant that requires that we maintain minimum month-end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $786,212 at March 31, 2016. We may have to raise capital in the future for the purpose of meeting the cash covenant contained in the TLSA, and, if we are able to raise capital in the future, this covenant may serve to restrict how we can use this capital. If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

Any deterioration or disruption of the credit and capital markets may adversely affect our access to sources of funding.

Disruptions in the credit markets have severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company's credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

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

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs.  For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract.  For other products, we may be competing against foreign manufacturers who have a lower cost of production.  If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor's products.  In such event, we would be at a disadvantage in seeking to obtain that contract.  We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor's ability to meet the required schedule, and price in selecting a vendor for their products.  Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales.  To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

Because most of our contracts are individual purchase orders and not long-term agreements, there is no guarantee that we will be able to generate a similar amount of revenue in the future.

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we will have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered for the nuclear, medical, defense, industrial, and aerospace industries, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2016 our largest customer accounted for 21% of our revenue and our three largest customers accounted for approximately 50% of our revenue. For the year ended March 31, 2015, our three largest customers accounted for approximately 45% of our revenue, with the largest accounting for 19% of our revenue. In addition, our backlog at March 31, 2016 was $19.8 million, of which $19.0 million was attributable to five customers. As of March 31, 2015, we had a $14.3 million order backlog, of which $12.6 million was attributable to seven customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer accounted for 21% of our revenue in the fiscal year ended March 31, 2016, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are early stage companies and are dependent on the equity capital markets to finance their purchase of our products.

As a result, these customers could experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, and as a result they could be unable or unwilling to fulfill their contracts with us.  There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us.  Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results.  If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our backlog figures may not accurately predict future sales or recognizable revenue.

We expect to fill most items of backlog within the following 12 months. However, because orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

The availability of certain critical raw materials, such as inconel, stainless steel, high strength steel and other alloys, among others, is subject to factors that are not within our control.  In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

If suppliers increase the price of critical raw materials or are unwilling or unable to meet our demand, we may not have alternative sources of supply.  In addition, to the extent that we have existing contracts or have quoted prices to customers and accepted customer orders for products prior to purchasing the necessary raw materials, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

The manufacture of some of our products is a complex process and requires long lead times.  As a result, we may experience delays or shortages in the supply of raw materials.  If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products.  This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

In addition, costs of certain critical raw materials have been volatile due to factors beyond our control.  Raw material costs are included in our contracts with customers but in some cases we are exposed to changes in raw material costs from the time purchase orders are placed to when we purchase the raw materials for production.  Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

As a publicly traded company, we are subject to certain regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls, our reputation and our business could be harmed.

As a publicly traded company in the United States, our ongoing compliance with various rules and regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will increase our legal and finance compliance costs and will make some activities more time-consuming and costly. These rules and requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal control over financial reporting in our annual reports filed with the Securities Exchange Commission, or the SEC. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. As a result, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with these rules and regulations, including the requirements under the Sarbanes-Oxley Act, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our business and reputation. If we are unable to comply with the applicable regulatory compliance requirements, it could harm our operations, financial reporting, or financial results.

All of our manufacturing and production is situated in a single location in Massachusetts, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

We operate a single manufacturing and production facility in Westminster, Massachusetts. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing and production facility in Massachusetts.  As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation.  Our financial condition and results of our operations could be materially adversely affected were such events to occur.

Our manufacturing processes are complex, must constantly be upgraded to remain competitive and depend upon critical, high cost equipment for which there may be only limited or no production alternatives.

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

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions.  These market conditions often are affected by political and economic factors beyond our control.  Disruptions or lack of availability in the supply of energy resources could temporarily impair our ability to operate our production facility.  Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, may adversely affect our profitability.  To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

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

Our operating results may fluctuate significantly from quarter to quarter. While we recorded a net profit in fiscal 2016, we recorded a net loss in fiscal 2015. We cannot be certain that we will maintain profitability in the future.

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

Demand in our end-use markets, including companies in the defense, industrial, medical, nuclear, and aerospace industries, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

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

Our production facilities require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

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

We have used, and currently use, certain substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations.  Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, and third party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes.

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

We are subject to regulations related to conflict minerals which could adversely impact our business.

We are subject to SEC rules regarding disclosure of the use of tin, tantalum, tungsten, gold and certain other minerals, known as conflict minerals, in products manufactured by public companies. These rules require that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. These rules require ongoing due diligence efforts, along with annual conflict minerals reports. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products.

In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

We currently do not use any conflict minerals in the production of our products, but from time to time we may receive a customer order necessitating the use of conflict minerals. In the event we produce any products utilizing conflict minerals, we will be required to comply with the rules discussed above.

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in the scheduling and changes in the specification of our products.  These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses.  We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period.  We cannot assure that our operating results will not decline in future periods as a result of changes in customers' orders.

Negative economic conditions may adversely impact the demand for our products and services and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long lived assets across our businesses.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

If our customers successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.
Due to the circumstances under which many of our products are used and the fact that some of our products are relied upon by our customers in their facilities or operations, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. We currently do not maintain product liability coverage and such insurance may be difficult to obtain on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.
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

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers' businesses, including the level of mergers and acquisitions activity, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions.

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

We may use stock options, stock grants and other equity-based incentives to provide motivation and compensation to our officers, employees and key independent consultants.  The award of any such incentives will result in immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.  The exercise of these options and the sale of stock issued upon such exercise or pursuant to stock grants may have an adverse effect upon the price of our stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a "penny stock" and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Trading volume of our common stock has fluctuated from time to time and is typically low, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

To date, the trading volume of our common stock has fluctuated, and there is typically a low volume of trading in our common stock. Generally, lower trading volumes adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because of our cash requirements and restrictions in our debt agreements, we may be unable to pay dividends.

In view of the cash requirements of our business, we expect to use any cash flow generated by our business to finance our operations and growth and to service our indebtedness.  Further, we are subject to certain affirmative and negative covenants under our debt agreements which restrict our ability to declare or pay any dividend or other distribution on equity, purchase or retire any equity, or alter our capital structure.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock.  As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that are superior to the rights associated with our common stock, which could adversely affect the voting power and equity interest of the holders of our common stock.  Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of our common stock.

If securities analysts do not publish research or reports about our business, if they issue unfavorable commentary or downgrade their rating on our common stock, or if we fail meet projections and estimates of earnings developed by such analysts, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that securities analysts publish about us and our business.  The price of our common stock could decline if one or more analysts downgrade their rating on our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

In addition, although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors.  In this event, the market price of our common stock would likely be adversely affected.

We are limited by our inability to use a short form registration statement on Form S-3, which may affect our ability to access the capital markets, if needed.

A Registration Statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1.

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

Laws and regulations governing international operations, including the FCPA, may require us to develop and implement costly compliance programs and the failure to comply with such laws may result in substantial penalties.

We must comply with laws and regulations relating to international business operations.  The creation and implementation of compliance programs for international business practices is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.  The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

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

The termination of a government contract or customer relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts.  The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions.

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

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world's economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into U.S. dollars).  Any of these factors could materially adversely affect our results for the period in which they occur.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in China.

We have operations in China through our WCMC subsidiary. WCMC, through its subcontractors, provides large-scale precision component fabrication and machining solutions. A number of factors relating to having operations in China could have an adverse effect on our business, financial condition, and results of operations.  These factors include:

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

U.S. and Chinese transfer pricing regulations require that any international transactions involving associated enterprises are undertaken at an arm's length price.  Applicable income tax authorities review our tax returns and if they determine that the transfer prices we have applied are not appropriate, we may incur increased tax liabilities, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Restrictions on currency exchange may limit our ability to receive and use revenue generated by WCMC effectively.

The majority of WCMC's sales will be settled in Chinese yuan renminbi, or RMB, and any restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any business activities outside China or to make dividends or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, particularly the restriction that foreign enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and or RMB, and between those currencies and other currencies in which our sales may be denominated.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend WCMC issues to the Company that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar.  Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 145,000 square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts. Our current facilities in Westminster are adequate for our present operational requirements.

From April 1, 2011 until March 31, 2015, we leased approximately 3,200 square feet of office space in Center Valley, Pennsylvania for our corporate headquarters.  On March 3, 2015, we entered into a lease termination agreement with respect to this office with Center Valley Parkway Associates, L.P., pursuant to which the parties agreed to terminate without penalty that certain Lease Agreement, dated November 17, 2010.

On March 6, 2015, we entered into a new office lease with CLA Building Associates, L.P., or CLA, pursuant to which the Company leased approximately 4,000 square feet of office space located at 2 Campus Boulevard, Newtown Square, Pennsylvania, or the Newtown Square Property. The Company occupied the Newtown Square Property from March 15, 2015 until June 16, 2015. The monthly base rent for the Newtown Square Property was $2,400 per month, in addition to payments for electricity and gas (on a proportionate ratio basis for the entire building).

On June 1, 2015, we entered into a new lease for office space with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015. The initial term of the lease will expire June 30, 2016, unless sooner terminated in accordance with the terms of the lease. The Company's base rent for the Wayne Property is $1,838 per month in addition to payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne. The Company does not intend to renew this lease after the June 30, 2016 expiration date.

On June 4, 2015, the Company entered into a lease termination agreement with CLA, pursuant to which the Company and CLA agreed to terminate the lease relating to the Newtown Square Property. Pursuant to the lease termination agreement, the lease relating to the Newtown Square Property was terminated, and the Company vacated this property on June 16, 2015. Other than as described above, there is no relationship between the Company and CLA.

In November 2015, we leased approximately 1,000 square feet of office space in Wuxi City, Jiangsu Province, China, which currently houses WCMC.  The lease has a two-year term and base rent of approximately $4,000 annually.

Item 3. Legal Proceedings.

GTAT Bankruptcy

On May 29, 2014, the Company filed a Demand for Arbitration against a customer, GT Advanced Technologies, Inc., or GTAT, for breach of contractual duties set forth pursuant to Rule R-4 of the Commercial Rules of the American Arbitration Association in accordance with the Terms and Conditions of the purchase agreement, dated November 8, 2013, between the parties. The claim was filed by the Company in response to GTAT's request in April 2014 to reduce the number of units ordered under the purchase agreement. The basis for the Company's claim is detrimental reliance on the purchase order and subsequent modifications by GTAT during the course of production as evidenced by the Company's purchased materials, personnel hires, units shipped, and other incurred costs. The parties negotiated but were not able to resolve the dispute under the terms of the contract. As such, the Company submitted the dispute to binding arbitration seeking to recover damages, attorney's fees, interest and costs.

On October 6, 2014, GTAT, together with certain of its direct and indirect subsidiaries, or collectively, the GTAT Group, commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire.   The GTAT Group's bankruptcy filing caused an automatic stay in the arbitration proceeding brought by the Company. The Company's arbitration claim against GTAT is now asserted as an unsecured creditor claim in the GTAT Group's bankruptcy case.

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability on our balance sheet. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed.  If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount of Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment.

On March 8, 2016, the bankruptcy court entered an order confirming GTAT's Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. GTAT announced on March 18 that it had emerged from Chapter 11 bankruptcy.

The Company cannot predict the amount of Ranor's claim that will be finally allowed and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in connection with the GTAT bankruptcy; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

Class Action Lawsuit

On April 7, 2016, certain former employees of Ranor filed a civil action with the Trial Court in the State of Massachusetts, individually and as a purported class action on behalf of certain former and current employees of Ranor, against Ranor and certain former and current officers to recover alleged unpaid wages, damages, and attorney's fees in connection with accrued and vested paid time off. Ranor has retained outside legal counsel to defend this action vigorously and, on May 11, 2016, filed a motion to dismiss this action.

Item 4. Mine Safety Disclosures

Not applicable to the Registrant.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	54	Chief Executive Officer
Thomas Sammons	61	Chief Financial Officer

Alexander Shen, was appointed Chief Executive Officer of TechPrecision on November 14, 2014. Mr. Shen also serves as President of our Ranor and WCMC subsidiaries. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution.  Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011, and served as Chief Executive Officer of Ryerson Mexico & Vice President – International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility.  Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc.  His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures.  Mr. Shen holds a B.S. in Engineering from Michigan State University.

Thomas Sammons, became our Chief Financial Officer in October 2015. Mr. Sammons, has served as Vice President, Finance, of Ranor, Inc. since March 9, 2015.  Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology and procurement services, from February 2012 through February 2015 and as international controller and business unit controller at Ryerson, Inc., from May 2005 through January 2012.  Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College and an M.B.A. from Cornell University.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over the Counter (OTC) Bulletin Board under the symbol "TPCS".  The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the last two completed fiscal years. The quarterly high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
	High	Low
Fiscal year ended March 31, 2016
4th Quarter (three months ended March 31, 2016)	$0.23	$0.15
3rd Quarter (three months ended December 31, 2015)	$0.24	$0.13
2nd Quarter (three months ended September 30, 2015)	$0.26	$0.07
1st Quarter (three months ended June 30, 2015)	$0.11	$0.06

Fiscal year ended March 31, 2015
4th Quarter (three months ended March 31, 2015)	$0.24	$0.09
3rd Quarter (three months ended December 31, 2014)	$0.28	$0.09
2nd Quarter (three months ended September 30, 2014)	$0.62	$0.24
1st Quarter (three months ended June 30, 2014)	$0.96	$0.45

As of June 7, 2016, we had approximately 1,302 record holders of our common stock. We have not paid dividends on our common stock, and the covenants in our debt agreements and the terms of the certificate of designation relating to the creation of the Series A Convertible Preferred Stock have prohibited us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

For certain information concerning securities authorized for issuance under our 2006 long-term incentive plan, see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain predictive or "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors. Those factors include those risks discussed in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to recurring operating losses and the availability of appropriate financing facilities impacting our ability to continue as a going concern, our ability to change the composition of our revenues and effectively reduce operating expenses, our ability to receive contract awards through competitive bidding processes, our ability to maintain standards to enable us to manufacture products to exacting specifications, our ability to enter new markets for our services, market and customer acceptance of our products, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

Overview

We offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors. Our business is dependent in part on the continuation of governmental programs which require our services and products.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party's perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we are seeking more long-term projects with predictable cost structures.

We historically have experienced, and continue to experience, customer concentration. For fiscal 2016 and fiscal 2015, our largest customer accounted for approximately 21% and 19% of reported net sales, respectively. For fiscal 2016 and fiscal 2015, our top two customers in aggregate accounted for approximately 39% and 36% of our total annual revenues, respectively. Our eight largest customers, who each generated revenue for the Company in excess of $1.0 million in fiscal 2016, accounted for approximately 87% of our revenue for fiscal 2016 in the aggregate. Our sales order backlog at March 31, 2016 was approximately $19.8 million compared with a backlog of $14.3 million at March 31, 2015. At March 31, 2016, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we will utilize the WCMC entity moving forward.

On January 22, 2016, TechPrecision and Ranor entered into the Note and Other Loan Documents Modification Agreement No. 2 with Revere, or the Second Modification Agreement, which amended the TLSA. In connection with the Second Modification Agreement, Ranor executed an Amended and Restated Term Loan Note in the aggregate principal amount of $1.5 million, or the Amended and Restated First Loan Note, and an Amended and Restated Term Loan Note in the aggregate principal amount of $750,000, or the Restated Second Loan Note, and together with the Amended and Restated First Loan Note, the Amended and Restated Notes, each in favor of Revere and each dated January 22, 2016. The Second Modification Agreement, among other things, extended the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, and reduced the interest rate payable on loans outstanding under the TLSA.

Pursuant to the TLSA, Ranor is subject to certain affirmative covenants, including a minimum cash balance covenant, which requires that we maintain minimum month end cash balances ranging from $640,000 to $1,000,000. We were required to maintain a cash balance of $786,212 at March 31, 2016. We were in compliance with all covenants under the TLSA at March 31, 2016.

On April 26, 2016, TechPrecision through Ranor executed and closed a Master Loan and Security Agreement, No. 4180, as supplemented by Schedule No. 001, or together, the MLSA, with People's Capital and Leasing Corp., or People's.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People's loaned $3,011,648 to Ranor under the People's Loan.  The People's Loan is secured by a first lien on certain machinery and equipment of Ranor.  Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was due on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor's obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a debt service coverage ratio, or DSCR of at least 1.5 to 1.0 during the term of the People's Loan.  The DSCR will be measured at the end of each fiscal year of the Company.

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica Leaseco, LLC as payment in full of an existing equipment loan.  People's retained a holdback in the amount of $182,763.  The holdback will be released to Ranor provided there is no Event of Default under the MLSA and the Company achieves a DSCR of at least 1.5 to 1.0 as of March 31, 2016.  If the DSCR is not achieved as of March 31, 2016, then the funds held back will not be released to Ranor until the DSCR covenant is satisfied as of the end of a subsequent fiscal year.  Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

For fiscal 2016, our net sales and net income were $16.9 million and $1.4 million, respectively, compared with net sales of $18.2 million and net loss of $3.6 million, for fiscal 2015.  Our gross margins for fiscal 2016 were 32.6% compared with gross margins of 12.7% in fiscal 2015. Fiscal 2016 margins were higher on improved throughput and the shipment of higher margin products.

Strategy

We concentrate our sales and marketing activities on customers under three main industry groups, defense, energy and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand with key customers into markets that have shown increasing demand.   We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in our strongest markets.

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering turn-key defense components to our customers stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Defense components the Ranor team has delivered include critical sonar housings and fairings, missile tubes, and other critical components. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at their facility and at our customer's own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer turn-key fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Energy

Our Ranor subsidiary has the certifications required to produce the necessary components for new nuclear power plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector. However, we cannot assure you that we will be able to develop any significant business from the nuclear industry.

Precision Industrial

We serve a number of different customers in our precision industrial group. Included in this group is a key customer who installs proprietary proton beam radiotherapy systems. We manufacturing the large scale medical device components for this customer.

Revenue and Related Cost Recognition

Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer's specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered. We have written agreements or purchase orders with our customers that specify contract prices and delivery terms.

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

Costs allocable to undelivered units are reported in the consolidated balance sheet as costs incurred on uncompleted contracts. Amounts in excess of the agreed upon contract price for customer directed changes, construction changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reliably estimated. Revenues from such claims are recorded only to the extent that contract costs have been incurred.

Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the range that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) is used.

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

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we determine that it is more likely than not that certain future tax benefits may not be realized, a valuation allowance will be recorded against deferred tax assets that are unlikely to be realized. Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. Our tax expense for fiscal 2016 includes the result of recording a full valuation allowance on our deferred tax assets.

As of March 31, 2016, our federal net operating loss carryforward was approximately $9.3 million. If not utilized, the federal net operating loss carryforward will expire in 2036. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited. This limitation applies to net operating losses accumulated prior to the ownership change in February 2006.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Our product mix has changed significantly between fiscal 2012 and fiscal 2016 from a higher sales dollar volume of prototype and first article long-term construction-type contracts which resulted in certain contract losses to repeat business with a shorter production timeline. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Years Ended March 31, 2016 and 2015

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income (Loss), in dollars and as a percentage of revenue:

	2016		2015		Changes Year Ended March 31, 2016 to 2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$16,854	100%	$18,233	100%	$(1,379)		(8)%
Cost of sales	11,360	67%	15,926	87%	(4,566)		(29)%
Gross profit	5,494	33%	2,307	13%	3,187	138%
Selling, general and administrative	3,385	20%	4,533	25%	(1,148)		(25)%
Income (loss) from operations	2,109	13%	(2,226)	(12)%	4,335	nm	%
Other (expense) income:
Other (expense) income	1	--%	(4)	(1)%	5	nm	%
Interest expense	(752)	(5)%	(1,515)	(8)%	763	50%
Interest income	--	--%	--	--%	--	nm	%
Total other expense, net	(751)	(5)%	(1,519)	(9)%	768	51%
Income (loss) before income taxes	1,358	8%	(3,745)	(21)%	5,103	nm	%
Income tax benefit	--	--%	(161)	(1)%	161	nm	%
Net Income (loss)	$1,358	8%	$(3,584)	(20)%	$4,942	nm	%

Net Sales

The following increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for our products. Our shipments for the year ended March 31, 2016 primarily included orders for new and repeat business from existing key customers. For the year ended March 31, 2016, net sales decreased by $1.4 million, or 8%, to $16.9 million compared to the year ended March 31, 2015.  Net sales to our defense group, increased by $2.1 million in the year ended March 31, 2016 compared to the year ended March 31, 2015, primarily on higher shipments of product components to key defense customers.  Net sales in our energy group increased by $1.3 million in the year ended March 31, 2016 compared to the year ended March 31, 2015 as a result of increased demand for nuclear components. Net sales in our precision industrial group decreased by $4.8 million in the year ended March 31, 2016 compared to the year ended March 31, 2015, primarily on lower volume for medical components, production furnaces, and certain prototypes. Net sales for medical components in the year ended March 31, 2016 were $2.0 million lower than they were in the year ended March 31, 2015 as a result of slower demand. We shipped $1.8 million of production furnace components in the year ended March 31, 2015 as required under a purchase agreement with GTAT, a former customer. GTAT significantly reduced the number of units ordered under this contract which caused us to file a demand for arbitration under the terms of the agreement. Following GTAT's filing for bankruptcy, we entered into the Assignment Agreement with Citigroup whereby we assigned our unsecured claim against GTAT to Citigroup, but we cannot predict the amount of the claim that will be recovered from GTAT, or the amount that will be received pursuant to the Assignment Agreement.

Cost of Sales and Gross Margin

Business process improvements have solidified our quoting process from pre-award to post-award. New and repeat orders with positive margins have resulted in improved gross margins during fiscal 2016. Gross margin in any reporting period is impacted by the mix of services we provide on projects completed and in-process within that period.  Gross margins for fiscal 2016 were 32.6%, significantly higher when compared with a 12.7% gross margin for fiscal 2015. Our cost of sales for fiscal 2016 decreased by $4.6 million or 29% when compared to fiscal 2015 because of improved throughput and lower factory overhead costs. Our product mix in fiscal 2016 included fewer prototype and first article production contracts. New contract losses totaled $0.1 million in fiscal 2016. In fiscal 2015, actual production levels were lower than planned and resulted in approximately $3.3 million in under absorbed overhead and new contract losses of $0.3 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for fiscal 2016 were $3.4 million compared with $4.5 million for fiscal 2015, representing a decrease of $1.1 million or 25%.  Selling, general, and administrative expenses for compensation, advisory services and office expenses were lower by $0.1, $0.7, and $0.3 million, respectively, in fiscal 2016 as compared to fiscal 2015.

Other Income (Expense)

The following table reflects other income (expense), interest expense and non-cash interest expense for fiscal 2016 and 2015:

	2016	2015	$ Change	% Change
Other income (expense)	$1,229	$(4,512)	$5,741	nm %
Interest expense	$(683,871)	$(790,695)	$(106,824)	(14)%
Non-cash interest expense	$(68,409)	$(723,770)	$(655,361)	(91)%

Cash paid for interest expense was $683,871 in fiscal 2016, which is lower than the amount of cash paid for interest expense in fiscal 2015 due to lower average debt levels and interest rates in connection with our debt refinancing transactions. Fiscal 2016 non-cash interest expense reflects the amortization of deferred loan costs of $240,139 and a reduction of our obligation for deferred interest expense of $171,730 in connection with our Loan and Security Agreement with Utica Leaseco, LLC.

Income Taxes

We recorded a tax benefit of $768 in fiscal 2016. This benefit reflects a reversal of $9,800 in connection with an expiry of an uncertain tax position taken by the Company for state excise taxes partially offset by an accrual for alternative minimum tax of $9,032 due on taxable income in excess of net operating losses. We recorded a tax benefit of $160,505 in fiscal 2015, of which $152,791 resulted from deferred taxes that were reclassified and reversed in connection with the termination of our interest rate swap agreements. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels.

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

Net Income (Loss)

As a result of the foregoing, for fiscal 2016, our net income was $1.4 million or $0.05 per share basic and fully diluted, compared with a net loss of $3.6 million, or $0.15 per share basic and fully diluted, for fiscal 2015.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $1.3 million, of which $8,115 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Our fiscal 2016 margins improved significantly because of improved throughput and lower production costs. As a result, we recorded net income of $1.4 million for the year ended March 31, 2016. We expect to fund our purchase commitments for materials and operating costs with existing cash, accounts receivable collections and customer advance payments. We have no material commitments for capital expenditures as of March 31, 2016.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835 on April 21, 2015, which we used for general corporate purposes.

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

If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount of Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment. The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in the GTAT bankruptcy proceeding and cannot guarantee that Ranor will receive any additional payment on its claim.

TechPrecision, Ranor and Revere entered into the TLSA on December 22, 2014. Pursuant to the TLSA, Revere loaned an aggregate of $2.25 million to Ranor under a term loan note in the aggregate principal amount of $1.5 million, or the First Loan Note, and a term loan note in the aggregate principal amount of $750,000, or the Second Loan Note and, together with the First Loan Note, the Notes. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. On December 31, 2015, TechPrecision, Ranor and Revere entered into a Note and Other Loan Documents Modification Agreement to the TLSA, or the First Modification Agreement. The First Modification Agreement extended the maturity date of the TLSA and the Notes from December 31, 2015 to January 22, 2016 and provided that Ranor agreed to waive its right to extend the maturity date of the TLSA and the Notes by six months as set forth in the TLSA. In connection with its entry into the First Modification Agreement, Ranor paid an exit fee of $67,500 to Revere.

On January 22, 2016, TechPrecision, Ranor and Revere entered into the Note and Other Loan Documents Modification Agreement No. 2, or the Second Modification Agreement, which further amends the TLSA. In connection with the Second Modification Agreement, Ranor executed an Amended and Restated Term Loan Note in the aggregate principal amount of $1.5 million, or the Amended and Restated First Loan Note, and an Amended and Restated Term Loan Note in the aggregate principal amount of $750,000, or the Restated Second Loan Note, and together with the Amended and Restated First Loan Note, the Amended and Restated Notes, each in favor of Revere and each dated January 22, 2016.

The Second Modification Agreement (a) extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amends the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduces the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amends the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) twelve (12) months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) adds a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) includes a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between TechPrecision and Revere. Other than as so amended by the Modification Agreement and the Second Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement, Ranor is subject to certain affirmative covenants, including a minimum cash balance covenant, which requires that we maintain minimum month end cash balances ranging from $640,000 to $1,000,000. We were required to maintain a cash balance of $786,212 at March 31, 2016, and we were in compliance with all covenants under the TLSA at March 31, 2016.

TechPrecision and Ranor entered into a Loan and Security Agreement, or the LSA, with Utica Leaseco, LLC, or Utica on May 30, 2014. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor. Payments under the LSA and the Credit Loan Note were due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. In addition Ranor was required to pay to Utica deferred interest under the terms of the LSA. Ranor's obligations under the LSA and the Credit Loan Note were guaranteed by TechPrecision. We paid off the outstanding obligations under the LSA and Credit Loan Note, including $249,000 in deferred interest, in full on April 26, 2016.

On April 26, 2016, TechPrecision through Ranor, executed and closed the MLSA with People's.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People's loaned $3,011,648 to Ranor under the People's Loan.  The People's Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was due on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor's obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a debt service coverage ratio, or DSCR of at least 1.5 to 1.0 during the term of the People's Loan.  The DSCR will be measured at the end of each fiscal year of the Company.

The People's Loan may be accelerated upon the occurrence of an "Event of Default" (as defined in the MLSA). Events of Default include (i) the failure to pay any monthly installment payment before the fifth day following the due date of such payment, (ii) the sale, transfer or encumbrance of any Equipment Collateral or other assets of Ranor or TechPrecision (except as otherwise permitted by the terms of the MLSA), (iii) failure to maintain insurance as provided in the MLSA, (iv) failure of Ranor or TechPrecision to observe or perform any obligations under the MLSA or any other obligation to People's, (v) failure to pay any indebtedness (other than the People's Loan) or to perform any covenant relating to any such indebtedness, (vi) Ranor's default under any lease for property where any of the Equipment Collateral is located, (vii) Ranor or TechPrecision cease doing business as a going concern, make an assignment for the benefit of creditors, or commence a bankruptcy or other similar insolvency proceeding, (viii) Ranor or TechPrecision terminate their existence, sell all or substantially all of their assets, or merge into another entity, and (ix) the entry of a judgment against Ranor or TechPrecision in excess of $50,000 which is not fully covered by insurance and which could have a material adverse effect on Ranor or TechPrecision. Some of the Events of Default are subject to certain cure periods.

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica as payment in full of the LSA and the Credit Loan Note.  People's retained a holdback in the amount of $182,763.  The holdback will be released to Ranor provided there is no Event of Default under the MLSA and the Company achieves a DSCR of at least 1.5 to 1.0 as of March 31, 2016.  If the DSCR is not achieved as of March 31, 2016, then the funds held back will not be released to Ranor until the DSCR covenant is satisfied as of the end of a subsequent fiscal year.  Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

On April 26, 2016, TechPrecision and Ranor executed and closed on a Loan Documents Modification Agreement No. 3, or the Third Modification Agreement, with Revere. The Third Modification Agreement, dated and effective as of March 31, 2016, further amends the TLSA. The Third Modification Agreement, among other things, (i) permits Ranor to pay off in its entirety the indebtedness owed under the LSA with Utica with proceeds from the People's Loan, (ii) adds the People's security interest as a "Permitted Lien" under the TLSA, (iii) deletes certain references to Utica, the LSA with Utica and loan documents related to the LSA with Utica and replaces those references with new definitions relating to the People's Loan, (iv) adds the People's Loan and TechPrecision's guaranty of the People's Loan as "Existing Indebtedness" under the TLSA, (v) requires Ranor, People's and Revere to enter into an Intercreditor and Subordination Agreement to, among other things, establish the relative priorities between Revere and People's with regard to certain assets of Ranor, (vi) requires Ranor to cause People's and Revere to enter into a Mortgagee's Disclaimer and Consent to, among other things, require that Revere permit People's access to certain real property owned by Ranor and mortgaged to Revere as collateral for the TLSA in the event that Ranor defaults on the People's Loan and Revere has taken possession of the real property, and (vii) includes a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA.

We may need to refinance or secure additional long-term financing on terms consistent with our business plans. In addition, we must replenish our backlog and change the composition of our revenues to focus on recurring unit of delivery projects, rather than custom first article and prototyping projects which, in the past, did not efficiently utilize our manufacturing capacity. We must also maintain a level of operating expenses in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering, as well as a lower trading price for our common stock.

Our liquidity is highly dependent on the availability of financing facilities and our ability to improve our gross profit and operating income. If we successfully execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then we believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the twelve months from the issuance date of our financial statements.

At March 31, 2016, we had positive working capital of $0.5 million as compared with negative working capital of $2.1 million at March 31, 2015. The table below presents selected liquidity and capital measures as of:
(dollars in thousands)	March 31, 2016	March 31, 2015	Change Amount
Cash and cash equivalents	$1,332	$1,336	$(4)
Working capital	$510	$(2,054)	$2,564
Total debt	$4,736	$5,669	$(933)
Total stockholders' equity	$1,728	$288	$1,440

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	March 31, 2016	March 31, 2015	Change Amount
Cash flows provided by (used in):
Operating activities	$1,048	$(776)	$1,824
Investing activities	(222)	(42)	(180)
Financing activities	(830)	1,068	(1,898)
Net (decrease) increase in cash and cash equivalents	$(4)	$250	$(254)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the fiscal year ended March 31, 2016 was $1.0 million compared with cash used in operations of $0.8 million for the fiscal year ended March 31, 2015. Cash provided by operations for the fiscal year ended March 31, 2016 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

Investing activities

The years ended March 31, 2016 and March 31, 2015 were marked by cash outflows for capital spending for new equipment of $17,600 and $54,099, respectively. In addition, in fiscal 2016, we spent $204,064 to replace all of the fluorescent lighting in our fabrication and machine shops with LED lighting.  The project was completed as planned in accordance with all applicable terms and conditions. In March 2015, we received cash proceeds of $12,500 from the sale of furniture and fixtures, which partially offset the cash outflows for investing in fiscal 2015.

Financing activities

In fiscal 2016, net cash used in financing activities was $1.0 million. In fiscal 2016 we used $0.9 million to meet our normal monthly debt obligations, and $0.1 million on costs in connection with our long-term debt refinancing program. In addition, our LED lighting project qualified for a capital incentive grant of $146,000 and a financing component of $58,064 (included in accrued expenses current and noncurrent) for a total of $204,064.

In fiscal 2015, net cash provided by financing activities was $1.1 million. On May 30, 2014, TechPrecision and Ranor entered into the LSA with Utica, pursuant to which Utica loaned $4.15 million to Ranor under a Credit Loan Note.  Ranor used approximately $2.65 million of the proceeds of the Credit Loan Note to pay off debt obligations owed to Santander Bank, N.A. under a prior loan agreement, while the remaining proceeds were retained for general corporate purposes. On December 22, 2014, we entered into the TLSA with Revere, pursuant to which Revere loaned an aggregate of $2.25 million to Ranor under the First Loan Note and the Second Loan Note. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and the Second Loan Note to pay off loan obligations owed to Santander Bank, N.A., while the remaining proceeds were retained for general corporate purposes. We had paid approximately $0.8 million in principal under the LSA and TLSA through March 31, 2015.

All of the above activity resulted in a net decrease in cash of $4,159 in fiscal 2016 compared with an increase in cash of $0.2 million in fiscal 2015. Obligations under the TLSA and LSA are guaranteed by TechPrecision. Collateral securing such notes comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets. There are no material commitments for capital expenditures at March 31, 2016. We have no off-balance sheet assets or liabilities.

The following table sets forth information as of March 31, 2016 as to our contractual obligations:

(dollars in thousands)	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt and capital lease obligations	$4,736	$953	$3,164	$619	$--
Interest on debt and capital leases	1,121	720	375	256	--
Employee compensation	1,347	1,347	--	--	--
Purchase obligations	238	238	--	--	--
Non-cancellable operating leases	9	9	--	--	--
Total	$7,451	$3,267	$3,539	$875	$--

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of TechPrecision Corporation

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the "Company") as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechPrecision Corporation, as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
Bala Cynwyd, Pennsylvania
 June 28, 2016

TECHPRECISION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,332,166	$1,336,325
Accounts receivable, less allowance for doubtful accounts of $0 - 2016 and $24,693 - 2015	2,022,480	826,363
Costs incurred on uncompleted contracts, in excess of progress billings	2,395,642	2,008,244
Inventories- raw materials	128,595	134,812
Deferred income taxes	--	826,697
Other current assets	530,808	538,253
Total current assets	6,409,691	5,670,694
Property, plant and equipment, net	4,814,184	5,610,041
Deferred income taxes	684,270	--
Other noncurrent assets, net	223,686	45,490
Total assets	$12,131,831	$11,326,225

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$996,065	$1,526,123
Accrued expenses	1,804,485	1,665,658
Trade notes payable	--	138,237
Income taxes payable	9,032	--
Advanced claims payment	507,835	--
Billings on uncompleted contracts, in excess of related costs	1,629,018	1,211,506
Short-term debt	--	2,250,000
Current portion of long-term debt	953,106	933,651
Total current liabilities	5,899,541	7,725,175
Long-term debt, including capital leases	3,782,752	2,485,858
Deferred income taxes	684,270	826,697
Noncurrent accrued expenses	37,097	--
Commitments and contingent liabilities (see Note 15)
Stockholders' Equity:
Preferred stock - par value $.0001 per share, 10,000,000 shares authorized, of which 9,890,980 are designated as Series A Preferred Stock, with -0-
and 1,927,508 shares issued and outstanding at March 31, 2016 and 2015, respectively
(liquidation preference of $0 and $549,340 at March 31, 2016 and 2015, respectively)	--	524,210
Common stock - par value $.0001 per share, 90,000,000 shares authorized,
27,324,593 shares issued and outstanding at March 31, 2016,
and 24,669,958 shares issued and outstanding at March 31, 2015	2,732	2,467
Additional paid in capital	7,094,749	6,487,589
Accumulated other comprehensive income	21,568	23,561
Accumulated deficit	(5,390,878)	(6,749,332)
Total stockholders' equity	1,728,171	288,495
Total liabilities and stockholders' equity	$12,131,831	$11,326,225
See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
	2016	2015
Net sales	$16,853,952	$18,233,214
Cost of sales	11,360,206	15,925,742
Gross profit	5,493,746	2,307,472
Selling, general and administrative	3,385,009	4,533,181
Income (loss) from operations	2,108,737	(2,225,709)
Other income (expense)	1,199	(4,633)
Interest expense	(752,280)	(1,514,465)
Interest income	30	121
Total other expense, net	(751,051)	(1,518,977)
Income (loss) before income taxes	1,357,686	(3,744,686)
Income tax benefit	(768)	(160,505)
Net income (loss)	$1,358,454	$(3,584,181)
Other comprehensive income (loss), before tax:
Reclassification adjustments for cash flow hedges	$--	$248,464
Change in unrealized loss on cash flow hedges	--	(16,681)
Foreign currency translation adjustments	(1,993)	(334)
Other comprehensive income (loss), before tax	(1,993)	231,449
Tax expense from reclassification adjustment	--	152,791
Other comprehensive income (loss), net of tax	$(1,993)	$78,658
Comprehensive income (loss)	$1,356,461	$(3,505,523)
Net income (loss) per share (basic)	$0.05	$(0.15)
Net income (loss) per share (diluted)	$0.05	$(0.15)
Weighted average number of shares outstanding (basic)	26,392,514	24,120,402
Weighted average number of shares outstanding (diluted)	26,572,737	24,120,402

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Total Stockholders' Equity
Balance 3/31/2014	2,477,508	$644,110	23,951,004	$2,395	$6,105,211	$(55,097)	$(3,165,151)	$3,531,468
Share based compensation					262,550			262,550
Conversion of preferred stock	(550,000)	(119,900)	718,954	72	119,828			--
Net Loss							(3,584,181)	(3,584,181)
Other comprehensive income, net of tax benefit ($0)						78,658		78,658
Balance 3/31/2015	1,927,508	$524,210	24,669,958	$2,467	$6,487,589	$23,561	$(6,749,332)	$288,495
Share based compensation					88,041			88,041
Restricted shares issued, net of shares returned for withholding taxes			135,000	13	(4,839)			(4,826)
Conversion of preferred stock	(1,927,508)	(524,210)	2,519,635	252	523,958			--
Net Income							1,358,454	1,358,454
Other comprehensive loss, net of tax benefit ($0)						(1,993)		(1,993)
Balance 3/31/2016	--	$--	27,324,593	$2,732	$7,094,749	$21,568	$(5,390,878)	$1,728,171

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,358,454	$(3,584,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	747,553	839,508
Amortization deferred loan costs	240,081	269,840
Loss on sale of equipment	--	81,340
Stock based compensation expense	88,041	262,550
Provision for contract losses	(69,014)	(790,790)
Changes in operating assets and liabilities:
Accounts receivable	(1,196,117)	1,454,153
Costs incurred on uncompleted contracts, in excess of progress billings	(387,398)	3,249,758
Inventories – raw materials	6,217	158,513
Other current assets	7,411	45,702
Taxes receivable	--	8,062
Other noncurrent assets	(193,906)	61,354
Accounts payable	(668,295)	(1,224,025)
Accrued expenses	180,687	(1,358,070)
Accrued taxes payable	9,032	--
Billings on uncompleted contracts, in excess of related costs	417,512	(250,183)
Advanced claims payment	507,835	--
Net cash provided by (used in) operating activities	1,048,093	(776,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	--	12,500
Capital expenditures for lighting project	(204,064)	--
Purchases of property, plant and equipment	(17,600)	(54,099)
Net cash used in investing activities	(221,664)	(41,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(100,472)	(393,998)
Proceeds from lighting project grant	204,064	--
Borrowings of short-term debt	--	6,400,000
Repayment of long-term debt	(933,651)	(4,938,333)
Net cash (used in) provided by financing activities	(830,059)	1,067,669
Effect of exchange rate on cash and cash equivalents	(529)	23
Net (decrease) increase in cash and cash equivalents	(4,159)	249,624
Cash and cash equivalents, beginning of period	1,336,325	1,086,701
Cash and cash equivalents, end of period	$1,332,166	$1,336,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$683,871	$790,695
Income taxes	$--	$--

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2016

For the year ended March 31, 2016, the Company issued 2,519,635 shares of common stock in connection with the conversion of 1,927,508 shares of Series A Convertible Preferred Stock. The stock conversions increased Common Stock and Additional Paid-in-Capital by $252 and $523,958, respectively.

For the year ended March 31, 2016, the Company classified certain machinery and equipment as held for sale in the amount of $123,900.

Year Ended March 31, 2015

For the year ended March 31, 2015, the Company issued $279,297 of trade notes payable in connection with the conversion of certain vendor trade accounts payable for the purchase of goods and services used in the ordinary course of business.

For the year ended March 31, 2015, the Company issued 718,954 shares of common stock in connection with the conversion of 550,000 shares of Series A Convertible Preferred Stock. The stock conversions increased Common Stock and Additional Paid-in-Capital by $72 and $119,828, respectively.

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

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including the defense, nuclear, medical, commercial, and aerospace industries.

Liquidity

Prior to fiscal 2016 there were certain conditions and events that raised doubt about our ability to continue as a going concern. Certain negative financial trends such as recurring operating losses, contract losses, working capital deficiencies, and negative cash flows from operating activities have occurred. The negative financial trends have been abated during fiscal 2016.

We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity. We must continue to replenish our backlog and continue to focus on recurring unit of delivery projects that result in a more predictable revenue stream and delivery dates. We must continue to maintain our operating expenses at a level in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. A delay in deliveries or cancellations of orders can have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

At March 31, 2016, we had cash and cash equivalents of $1.3 million, of which $8,115 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. On April 26, 2016, we refinanced our Loan and Security Agreement, or LSA, with a new lender at a lower rate of interest. See Note 17 – Subsequent Events for additional disclosures regarding our refinancing. We believe that we will have sufficient cash to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the twelve months from the issuance date of our financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

The Company's consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles (U.S. GAAP) and the Securities and Exchange Commission's (SEC) instructions to Form 10-K. The going concern basis of presentation assumes that the Company will continue operations and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

Fair Value Measurements

We account for fair value of financial instruments under the Financial Accounting Standard Board's (FASB) Accounting Standards Codification (ASC) authoritative guidance which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments' valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value. The Company's short-term and long-term debt is all privately held with no public market for this debt. The fair value of short-term and long-term debt was computed based on comparable current market data for similar debt instruments and is considered to be Level 3 under the fair value hierarchy.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People's Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $8,115 and $14,185 at March 31, 2016 and 2015, respectively.

Foreign currency translation

The majority of our business is transacted in U.S. dollars; however, the functional currency of our subsidiary in China is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management's assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2016 and 2015.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included under depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of depreciable assets, costs and related accumulated depreciation are eliminated and gains or losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) above the Income (loss) from operations line.

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. There was no interest cost capitalized in fiscal 2016 and 2015.

In accordance with ASC No. 360, Property, Plant & Equipment (ASC 360), our property, plant and equipment is tested for impairment when triggering events occur and, if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments for the years ended March 31, 2016 and 2015.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease certain office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2017 and provide for renewal options ranging from one to two years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

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

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. For our cash flow hedges, the effective portion of the derivative's gain or loss is initially reported in stockholders' equity (as a component of accumulated other comprehensive income (loss)) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

We formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions.

We will discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires, is sold, terminated, or exercised, or our management determines to remove the designation of a cash flow hedge.

In fiscal 2015, we terminated two interest rate swap contracts in connection with the extinguishment of certain underlying long-term debt with Santander Bank, N.A. The interest rate swaps were designated as cash flow hedges and used to hedge our interest rate exposure on the bonds. We recorded the fair value of the contracts in our consolidated balance sheet with the effective portion of the gain or loss on the derivative reported in stockholders' equity as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Because the critical terms of the interest rate swap changed following a debt refinancing transaction in the first quarter of fiscal 2015, we terminated one of the interest rate swaps and de-designated the other interest rate swap in the second quarter of fiscal 2015. As a result, in the second quarter of fiscal 2015, we reclassified $248,464 from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Operations and Comprehensive Income (Loss) on the interest expense line.

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

Research and Development

We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2016 or fiscal 2015.

Selling, General, and Administrative

Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following as of March 31:
	2016	2015
Salaries and related expenses	$2,234,830	$2,359,831
Professional fees	597,833	1,281,268
Other general and administrative	552,346	892,082
Total Selling, General and Administrative	$3,385,009	$4,533,181

Stock Based Compensation

Stock based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock based compensation cost that has been included in income (loss) from operations amounted to $88,041 and $262,550 for the fiscal years ended 2016 and 2015, respectively. Excess tax benefits of awards that are recognized in equity related to stock options exercises are reflected as financing cash inflows. See Note 12 – Stock Based Compensation for additional disclosures related to stock based compensation.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted net income (loss) per common share is calculated using net income or loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock, stock options and warrants calculated using the treasury stock method. See Note 16 – Earnings per Share for additional disclosures related to net income (loss) per share.

Revenue and Related Cost Recognition

Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer's specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit as the work progresses, either as the products are produced and delivered, or as services are rendered. We determine progress toward completion on production contracts based on either input measures, such as labor hours incurred, or output measures, such as units delivered. We have written agreements or purchase orders with our customers that specify contract prices and delivery terms.

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

Costs allocable to undelivered units are reported in the consolidated balance sheet as costs incurred on uncompleted contracts. Amounts in excess of the agreed upon contract price for customer directed changes, construction changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reliably estimated. Revenues from such claims are recorded only to the extent that contract costs have been incurred.

Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the range that would result in the lowest profit margin (the lowest contract revenue estimate and the highest contract cost estimate) is used.

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

New Accounting Standards

New Accounting Standards Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2015-17 may be adopted prospectively or retrospectively and early adoption is permitted. We adopted this guidance in the fourth quarter of fiscal 2016, on a prospective basis. The adoption did not have a material impact on our financial statements.

Issued Standards Not Yet Adopted
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, or ASU 2016-09, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. The new guidance eliminates additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the Statement of Operations and Comprehensive Income (Loss). The standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted if all provisions are adopted within the same period. The guidance is required to be applied on either a prospective, modified retrospective, or retrospective basis depending on the provisions applied. We do not expect that this guidance will have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not determined the impact ASU 2016-02 will have on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. Current guidance requires inventory to be measured at the lower of cost or market where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance is effective for periods beginning after December 15, 2016 with early adoption permitted. The guidance is required to be applied prospectively. We do not expect that this guidance will have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03. The new guidance requires entities to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. The new guidance does not change the recognition or measurement of debt issuance costs. The guidance is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. The Company will adopt the standard retrospectively in the first quarter of fiscal 2017. We do not expect that this guidance will have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This guidance removes the concept of extraordinary items from U.S. GAAP. This guidance eliminates the requirement for companies to spend time assessing whether items meet the criteria of being both unusual and infrequent. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not expect that this guidance will have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  The amendments in ASU 2014-15 are intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows and related disclosures.

In June, 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718)- Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance should not have an impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) Revenue from Contracts with Customers, or ASU 2014-09. The new standard replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We are currently assessing the impacts this guidance may have on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Cash Flows and disclosures as well as the transition method that we will use to adopt the guidance. In August 2015, the FASB issued an amendment to provide a one year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017, as well as an option to early adopt the standard for annual periods beginning on or after December 15, 2016.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:
	2016	2015
Land	$110,113	$110,113
Building and improvements	3,252,908	3,235,308
Machinery equipment, furniture and fixtures	8,418,243	8,733,660
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	11,846,832	12,144,649
Less: accumulated depreciation	(7,032,648)	(6,534,608)
Total property, plant and equipment, net	$4,814,184	$5,610,041

The Company purchased LED lighting which qualified for a capital incentive grant of $146,000 and a financing component of $58,064 (included in accrued expenses current and non- current) for total funds received of $204,064. The net cost of the purchase of the LED lighting of $58,064 is recorded in property, plant and equipment. Depreciation expense for the years ended March 31, 2016 and 2015 was $747,553 and $839,508, respectively. On March 31, 2016 we classified certain machinery and equipment for $123,900 to other noncurrent assets, as assets held for sale.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:
	2016	2015
Cost incurred on uncompleted contracts, beginning balance	$4,068,488	$9,960,072
Total cost incurred on contracts during the year	12,783,323	10,034,158
Less cost of sales, during the year	(11,360,206)	(15,925,742)
Cost incurred on uncompleted contracts, ending balance	$5,491,605	$4,068,488

Billings on uncompleted contracts, beginning balance	$2,060,244	$4,702,070
Plus: Total billings incurred on contracts, during the year	17,889,671	15,591,388
Less: Contracts recognized as revenue, during the year	(16,853,952)	(18,233,214)
Billings on uncompleted contracts, ending balance	$3,095,963	$2,060,244

Cost incurred on uncompleted contracts, ending balance	$5,491,605	$4,068,488
Billings on uncompleted contracts, ending balance	3,095,963	2,060,244
Costs incurred on uncompleted contracts, in excess of progress billings	$2,395,642	$2,008,244

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of March 31, 2016 and 2015, we had billings in excess of costs totaling $1,629,018 and $1,211,506, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We record provisions for losses within costs of sales in our Consolidated Statement of Operations and Comprehensive Income (Loss). We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets included the following as of March 31:
	2016	2015
Payments advanced to suppliers	$182,305	$54,422
Prepaid insurance	236,300	205,477
Collateral deposits	85,252	85,252
Deferred loan costs, net of amortization	--	184,063
Other	26,951	9,039
Total	$530,808	$538,253

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:
	2016	2015
Assets held for sale	$123,900	$--
Deferred loan costs, net of amortization	99,786	45,490
Total	$223,686	$45,490

On March 31, 2016 we classified certain machinery and equipment of $123,900 to assets held for sale. This amount approximates fair value net of selling costs and we expect to sell these fixed assets before the end of fiscal 2017.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:
	2016	2015
Accrued compensation	$872,114	$613,838
Provision for contract losses	464,785	533,799
Accrued interest expense	296,344	436,787
Other	171,242	81,234
Total	$1,804,485	$1,665,658

The provision for contract losses at March 31, 2016 and 2015 includes approximately $0.5 and $0.5 million, respectively, for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer's request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing a voluntary bankruptcy claim in 2014, the demand became an unsecured creditor claim within the customer's overall bankruptcy proceedings. On April 17, 2015, we agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3.7 million unsecured claim. Citigroup paid to Ranor an initial amount equal to $507,835 on April 21, 2015, which is classified in our balance sheet as an advanced claims payment under current liabilities. The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted and may be obligated to repay the entire amount of $507,835 to Citigroup. Accrued interest expense reflects deferred interest costs accounted for under the effective interest method in connection with the Utica Credit Loan Note due November 2018.

NOTE 8 – DEBT

Long-term debt included the following as of March 31:
	2016	2015
Utica Credit Loan Note due November 2018	$2,459,259	$3,381,481
Revere Term Loan and Notes due January 2018	2,250,000	2,250,000
Obligations under capital leases	26,599	38,028
Total debt	$4,735,858	$5,669,509
Less: Short-term debt	$--	$2,250,000
Less: Current portion of long-term debt	$953,106	$933,651
Total long-term debt, including capital lease	$3,782,752	$2,485,858

Term Loan and Security Agreement

On December 22, 2014, TechPrecision, Ranor and Revere entered into the Term Loan and Security Agreement, or TLSA. Pursuant to the TLSA, Revere loaned an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note is collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note is collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note were due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note were guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off bond obligations owed to Santander Bank, N.A. plus breakage fees on a related interest swap of $217,220 under the loan agreement with Santander Bank, N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes. Pursuant to the TLSA, Ranor was subject to certain affirmative and negative covenants, including a minimum cash balance covenant, which required that we maintain minimum month end cash balances that ranged from $400,000 to $820,000. We were required to maintain a cash balance of $500,000 at March 31, 2015. We were in compliance with all covenants under the TLSA at March 31, 2015.

On December 31, 2015, TechPrecision, Ranor and Revere entered into a Note and Other Loan Documents Modification Agreement to the TLSA, or the First Modification Agreement. The First Modification Agreement extended the maturity date of the TLSA and the Notes from December 31, 2015 to January 22, 2016 and provided that Ranor agreed to waive its right to extend the maturity date of the TLSA and the Notes by six months as set forth in the TLSA. In connection with its entry into the First Modification Agreement, Ranor paid an exit fee of $67,500 to Revere.

On January 22, 2016, the TechPrecision, Ranor and Revere entered into the Second Modification Agreement, which further amends the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amends the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduces the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amends the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) twelve (12) months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) adds a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) includes a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between TechPrecision and Revere.

Other than as so amended by the Modification Agreement and the Second Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement, Ranor is subject to certain affirmative and negative covenants, including a minimum cash balance covenant which requires that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $786,212 at March 31, 2016. We were in compliance with all covenants under the TLSA at March 31, 2016.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the Loan and Security Agreement, or LSA, with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which is collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note were due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor's obligations under the LSA and the Credit Loan Note were guaranteed by TechPrecision. At March 31, 2016, the rate of interest on the debt under the LSA was 10.8%.

Pursuant to the LSA, Ranor was subject to certain restrictive covenants which, among other things, restricted Ranor's ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor's ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants are subject to certain exceptions specified in the LSA and in some cases may be waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica may accelerate the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to Santander Bank N.A. under a loan agreement. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

The obligations under the LSA and the Credit Loan Note were paid in full prior to the maturity date on April 26, 2016 (See Note 17 -  Subsequent Events for additional disclosures related to the payoff of the LSA and the Credit Loan Note). As such, Ranor was required to pay Utica deferred interest in an amount of $249,000 as provided under the terms of the LSA.

Capital Lease

We entered into a new capital lease in April 2012 for certain office equipment. The lease term is for 63 months, bears interest at 6.0% per annum and requires monthly payments of principal and interest of $860. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The revised lease term was extended by nine months and will expire in March 2018 and the required monthly payments of principal and interest were increased to $1,117. The amount of the lease recorded in property, plant and equipment, net as of March 31, 2016 and March 31, 2015 was $23,124 and $34,811, respectively.

The maturities of all of our debt including the capital lease are as follows: 2017: $953,106, 2018: $3,164,070, and 2019: $618,682.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects income (loss) from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for the applicable fiscal year:

	2016	2015
U.S. operations	$1,409,487	$(3,635,596)
Foreign operations	(51,801)	(109,090)
Income (loss) from operations before tax	1,357,686	(3,744,686)
Income tax benefit provision	(768)	(160,505)
Net income (loss)	$1,358,454	$(3,584,181)

The income tax benefit consists of the following as of March 31:
Current	2016	2015
Federal	$9,032	$(121,811)
State	(9,800)	(38,694)
Foreign	--	--
Total Current	$(768)	$(160,505)
Deferred
Federal	--	--
State	--	--
Foreign	--	--
Total Deferred	$--	$--
Income tax benefit	$(768)	$(160,505)

Reconciliation between income taxes computed at the federal statutory rate for fiscal years ended March 31, 2016 and 2015 to the effective income tax rates applied to the net income (loss) reported in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	2016	2015
Federal statutory income tax rate	34%	34%
State income tax, net of federal benefit	(1)%	1%
Change in valuation allowance	(36)%	(32)%
Stock based compensation	2%	(2)%
Other	1%	3%
Effective income tax rate	--%	4%

We adopted the new presentation of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent in our Consolidated Balance Sheets in the fourth quarter of fiscal 2016, on a prospective basis. The following table summarizes the components of deferred income tax assets and liabilities:

Deferred Tax Assets:	2016	2015
Compensation	$307,427	$152,265
Allowance for doubtful accounts	--	9,591
Loss on uncompleted contracts	180,521	958,682
Foreign currency translation adjustment	5,455	5,455
Other liabilities not currently deductible	265,455	306,479
Share based compensation awards	400,176	391,039
Net operating loss carryforward	4,950,542	5,013,024
Valuation allowance	(5,425,306)	(6,009,838)
Total Deferred Tax Assets	$684,270	$826,697
Deferred Tax Liabilities:
Accelerated depreciation	$(684,270)	$(826,697)
Total Deferred Tax Liabilities	$(684,270)	$(826,697)
Net Deferred Tax Asset	$--	$--

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have determined that it is more likely than not that certain future tax benefits may not be realized.  Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

The valuation allowance on the deferred tax asset at March 31, 2016 was $5.4 million as compared to $6.0 million at March 31, 2015, a decrease of $584,532. The decrease was primarily related to the tax impact of lower losses on uncompleted contracts in fiscal 2016 when compared to fiscal 2015.

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2016:
	Amount	Begins to Expire:
Federal net operating losses	$9,255,368	2026
Federal alternative minimum tax credits	$85,217	Indefinite
State net operating losses	$27,172,038	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.8 million. As such, at March 31, 2016, we have approximately $8.5 million of post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

The following table provides a reconciliation of our unrecognized tax benefits as of March 31, 2016:

Unrecognized tax benefits at March 31, 2015	$9,098
Decreases from expiration of statute of limitations	(9,098)
Unrecognized tax benefits at March 31, 2016	$--

We have not accrued any penalties with respect to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2013 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $61,302 and $55,863 for the years ended March 31, 2016 and 2015, respectively.

NOTE 11 - CAPITAL STOCK

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

During the twelve months ended March 31, 2016 and 2015, 1,927,508 and 550,000 shares of Series A Convertible Preferred Stock were converted into 2,519,635 and 718,954 shares of common stock, respectively. There were no shares of Series A Convertible Preferred Stock outstanding at March 31, 2016, as the last outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock on September 24, 2015. There were 1,927,508 shares of Series A Convertible Preferred Stock outstanding at March 31, 2015. Based on the most recent conversion ratio, there were zero and 2,519,635 common shares underlying the Series A Convertible Preferred Stock as of March 31, 2016 and March 31, 2015, respectively.

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2016 and March 31, 2015.  There were 27,324,593 and 24,669,958 shares of common stock outstanding at March 31, 2016 and March 31, 2015, respectively. In fiscal 2016, we issued 2,519,635 shares of common stock in connection with conversions of Series A Convertible Preferred Stock. In fiscal 2015, we issued 718,954 shares of common stock in connection with Series A Convertible Preferred Stock conversions.

NOTE 12 - STOCK BASED COMPENSATION

In 2006, our board of directors adopted, and our stockholders approved, the 2006 long-term incentive plan, or the Plan, covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and our stockholders approved an amendment to increase the maximum number of shares of common stock that may be issued pursuant to the Plan to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan is to be administered by a committee of not less than two directors each of whom is to be an independent director. In the absence of a committee, the Plan is administered by our board of directors. Independent directors are not eligible for discretionary options. The Plan expired under its own terms in February 2016. Shares granted under this plan will remain outstanding until expiration or settlement.

Pursuant to the Plan, each newly elected independent director received, at the time of election, a five-year option to purchase 50,000 shares of common stock at the market price on the date of his or her election.  In addition, the Plan provided for the annual grant of an option to purchase 10,000 shares of common stock on July 1 of each year following the third anniversary of the date of his or her election.

On March 19, 2014, our board of directors approved a grant of 180,000 shares of restricted common stock to the then Chief Financial Officer and other members of the Company's finance team in recognition of their service to the Company. The restricted common stock was to vest as follows: one-third upon the timely completion of a new financing that provided adequate liquidity to the Company for one year; one-third upon timely filing of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014 with no material weaknesses; and one-third upon one year from the date of grant.  On August 12, 2015, our board of directors approved the vesting of all 180,000 shares of restricted common stock.  In connection with the vesting of the restricted common stock, the holders thereof collectively surrendered 45,000 shares of the vested common stock to the Company to satisfy tax withholding obligations in connection with the vesting.

On July 1, 2015, we granted stock options to members of our board of directors to collectively purchase 50,000 shares of common stock at an exercise price of $0.10 per share, the fair market value on the date of grant. Fifty percent of the options vested upon the six month anniversary of the grant date while the remaining fifty percent of the options will vest upon the eighteen month anniversary of the grant date.

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

On January 21, 2016, we granted stock options to our chief financial officer to purchase in total 500,000 shares of common stock at an exercise price of $0.17 per share, the fair market value on the date of grant. One third of the options vested on the date of the grant, one third of the options will vest on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date.

The fair value of the options we granted was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We use the simplified method for all grants to estimate the expected term of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. Because of our limited stock option exercise activity we did not rely on our historical exercise data. The assumptions utilized for option grants during the period presented were as follows: a range from  100.7% to 134.1% for volatility, a range of 0.061% to 1.75% for the risk free interest rate, and approximately six years for the expected term. The following table summarizes information about options for the periods presented below:

The following table summarizes information about options for the most recent annual income statements presented:
	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2014	1,355,500	$1.014	$329,025	7.32
Granted	50,000	$0.620
Forfeited	(215,000)	$0.730
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Granted	1,530,000	$0.110
Exercised	(135,000)	$0.080
Forfeited	(187,000)	$0.841
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Vested or expected to vest at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Exercisable and vested at 3/31/2016	1,370,166	$0.646	$51,950	5.54

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2016 and fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for the year ended March 31, 2016 was $10,800.
At March 31, 2016 there was $74,893 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The total fair value of shares vested during the year was $95,516.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2016:
	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2014	621,333	$0.967
Granted	50,000	$0.620
Forfeited	(219,333)	$0.875
Vested	(339,500)	$1.075
Outstanding at 3/31/2015	112,500	$0.664
Granted	1,530,000	$0.110
Forfeited	(40,000)	$0.670
Vested	(574,166)	$0.216
Outstanding at 3/31/2016	1,028,334	$0.117

Other information relating to stock options outstanding at March 31, 2016 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,110,000	7.26	$0.50	1,081,666	$0.37
$1.01-$1.96	288,500	0.63	$0.21	288,500	$0.29
Totals	2,398,500			1,370,166

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At March 31, 2016, there were accounts receivable balances outstanding from three customers comprising 68% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2016			March 31, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$834,501	41%		$128,738	16%
B		$315,699	16%	$	*	* %
C		$225,415	11%	$	*	* %
D	$	*	* %		$296,815	36%
E	$	*	* %		$123,604	15%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the fiscal year ended:

	March 31, 2016			March 31, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$3,519,258	21%	$	*	*%
B		$2,958,232	18%		$3,526,255	19%
C		$1,802,148	11%	$	*	*%
D	$	*	*%		$2,958,166	16%
*less than 10% of total

NOTE 14 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. A significant amount of our operations, assets and customers are located in the United States. The following table presents our geographic information (net sales and property, plant and equipment, net) by the country in which the legal subsidiary is domiciled and assets are located:

	Net Sales		Property, Plant and Equipment, Net
	2016	2015	2016	2015
United States	$16,853,952	$17,439,107	$4,814,184	$5,609,973
China	$--	$794,107	$--	$68

NOTE 15 – COMMITMENTS

Leases

On March 3, 2015, we entered into a lease termination agreement pursuant to which the Company and prior landlord agreed to terminate without penalty the prior lease. As a result of the agreement, the prior lease was terminated, and we vacated our corporate offices in Center Valley, Pennsylvania on March 15, 2015. We sold or retired substantially all of the furniture and fixtures at the Center Valley location. A loss of $81,340 was recognized on the retirement and is recorded in selling, general and administrative expense in our Consolidated Statement of Operations and Comprehensive Income (Loss). The Company agreed to reimburse the prior landlord for certain expenses it will incur in connection with re-leasing the Center Valley property. Other than as described above, there is no relationship between the Company and the prior landlord.

On March 6, 2015, we entered into a new office lease, or the Newtown Square Lease, with CLA Building Associates, L.P., or CLA, pursuant to which the Company leased approximately 4,000 square feet located at 2 Campus Boulevard, Newtown Square, Pennsylvania, or the Newtown Square Property. The initial term of the Newtown Square Lease commenced on March 15, 2015.  On June 4, 2015, the Company entered into a lease termination agreement with CLA, pursuant to which the Company and CLA agreed to terminate the Newtown Square Lease. Pursuant to the lease termination agreement, the lease with respect to the Newtown Square Property was terminated and the Company vacated the Newtown Square Property on June 16, 2015. The lease termination agreement provides that CLA will retain the Company's security deposit of $2,400. Other than as described above, there is no relationship between the Company and CLA.

On June 1, 2015 we entered into a new office lease with GPX Wayne Office Properties, L.P., or GPX Wayne, pursuant to which the Company leases approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property. The Company assumed possession of the Wayne Property on June 16, 2015. The initial term of this lease will expire on June 30, 2016. The Company's base rent for the Wayne Property is $1,838 per month plus payments for electricity (on a proportionate ratio basis for the entire building), certain contributions for leasehold improvements, and certain other additional rent items (including certain taxes, insurance premiums and operating expenses). Other than as described above, there is no relationship between the Company and GPX Wayne. The Company does not intend to renew this lease after the June 30, 2016 expiration date.

We also lease approximately 1,000 square feet of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires in November 2017. The lease can be renewed on an annual basis.

Rent expense for all operating leases for the fiscal years ended March 31, 2016 and 2015 was $21,206 and $69,397, respectively.

Future minimum lease payments required under non-cancellable operating leases at March 31, 2016 totaled $9,393.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2016 for future executive salaries during the fiscal year ending March 31, 2017, including severance for our former chief financial officer and fiscal 2016 bonuses payable after March 31, 2016, was approximately $1.0 million. The aggregate commitment at March 31, 2016 was approximately $0.3 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2016, we had $0.2 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase raw materials and supplies at fixed prices.

NOTE 16 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of convertible preferred stock and stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2016	March 31, 2015
Basic EPS
Net Income (Loss)	$1,358,454	$(3,584,181)
Weighted average shares	26,392,514	24,120,402
Basic Income (Loss) per share	$0.05	$(0.15)
Diluted EPS
Net Income (Loss)	$1,358,454	$(3,584,181)
Dilutive effect of convertible preferred stock and stock options	180,223	--
Diluted weighted average shares	26,572,737	24,120,402
Diluted Income (Loss) per share	$0.05	$(0.15)

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,368,500 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations above for the year ended March 31, 2016. For the year ended March 31, 2015 there were 2,112,988 of potentially anti-dilutive stock options and shares of convertible preferred stock, none of which were included in the EPS calculations above.

NOTE 17 – SUBSEQUENT EVENTS

On April 7, 2016, certain former employees of Ranor filed a civil action with the Trial Court in the State of Massachusetts, individually and as a purported class action on behalf of certain former and current employees of Ranor, against Ranor and certain former and current officers to recover alleged unpaid wages, damages, and attorney's fees in connection with accrued and vested paid time off. Ranor has retained outside legal counsel to defend this action and, on May 11, 2016, filed a motion to dismiss this action. The outcome of this matter cannot be determined at this time.

On April 26, 2016, TechPrecision through its wholly owned subsidiary Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented by Schedule No. 001, or together, the MLSA, with People's Capital and Leasing Corp., or People's. The MLSA is dated and effective as of March 31, 2016. Loan proceeds were disbursed to Ranor on April 26, 2016. Pursuant to the MLSA, People's loaned $3,011,648 to Ranor under the People's Loan. The People's Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral. Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum. The first monthly installment payment was due on May 26, 2016. A prepayment penalty will apply during the first four years of the loan term. Ranor's obligations under the MLSA are guaranteed by TechPrecision. The Company covenants to maintain a debt service coverage ratio, or DSCR, of at least 1.5 to 1.0 during the term of the People's Loan. The DSCR will be measured at the end of each fiscal year of the Company.

The People's Loan may be accelerated upon the occurrence of an "Event of Default" (as defined in the MLSA). Events of Default include (i) the failure to pay any monthly installment payment before the fifth day following the due date of such payment, (ii) the sale, transfer or encumbrance of any Equipment Collateral or other assets of Ranor or TechPrecision (except as otherwise permitted by the terms of the MLSA), (iii) failure to maintain insurance as provided in the MLSA, (iv) failure of Ranor or TechPrecision to observe or perform any obligations under the MLSA or any other obligation to People's, (v) failure to pay any indebtedness (other than the People's Loan) or to perform any covenant relating to any such indebtedness, (vi) Ranor's default under any lease for property where any of the Equipment Collateral is located, (vii) Ranor or TechPrecision cease doing business as a going concern, make an assignment for the benefit of creditors, or commence a bankruptcy or other similar insolvency proceeding, (viii) Ranor or TechPrecision terminate their existence, sell all or substantially all of their assets, or merge into another entity, and (ix) the entry of a judgment against Ranor or TechPrecision in excess of $50,000 which is not fully covered by insurance and which could have a material adverse effect on Ranor or TechPrecision. Some of the Events of Default are subject to certain cure periods.

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica, as payment in full of the LSA and the Credit Loan Note. People's retained a holdback in the amount of $182,763. The holdback will be released to Ranor provided there is no Event of Default under the MLSA and the Company achieves a DSCR of at least 1.5 to 1.0 as of March 31, 2016. If the DSCR is not achieved as of March 31, 2016, then the funds held back will not be released to Ranor until the DSCR covenant is satisfied as of the end of a subsequent fiscal year. Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

On April 26, 2016, TechPrecision and Ranor executed and closed on a Loan Documents Modification Agreement No. 3, or the Third Modification Agreement, with Revere. The Third Modification Agreement, dated and effective as of March 31, 2016, further amends the TLSA. The Third Modification Agreement, among other things, (i) permits Ranor to pay off in its entirety the indebtedness owed under the LSA with Utica with proceeds from the People's Loan, (ii) adds the People's security interest as a "Permitted Lien" under the TLSA, (iii) deletes certain references to Utica, the LSA with Utica and loan documents related to the LSA with Utica and replaces those references with new definitions relating to the People's Loan, (iv) adds the People's Loan and TechPrecision's guaranty of the People's Loan as "Existing Indebtedness" under the TLSA, (v) requires Ranor, People's and Revere to enter into an Intercreditor and Subordination Agreement to, among other things, establish the relative priorities between Revere and People's with regard to certain assets of Ranor, (vi) requires Ranor to cause People's and Revere to enter into a Mortgagee's Disclaimer and Consent to, among other things, require that Revere permit People's access to certain real property owned by Ranor and mortgaged to Revere as collateral for the TLSA in the event that Ranor defaults on the People's Loan and Revere has taken possession of the real property, and (vii) includes a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA.

NOTE 18 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2016 and 2015. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Net Income or Net Loss for each of the periods presented includes contract losses and unabsorbed overhead that increased cost of goods sold and lowered gross profit. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2016
Net Sales	$4,374	$4,103	$3,507	$4,869
Gross Profit	$1,283	$1,408	$1,072	$1,731
Net Income	$206	$255	$12	$885
Basic Income per share	$0.01	$0.01	$0.00	$0.03
Diluted Income per share	$0.01	$0.01	$0.00	$0.03
Year ended March 31, 2015
Net Sales	$6,230	$4,571	$3,511	$3,921
Gross Profit	$218	$867	$341	$881
Net Loss	$(1,271)	$(649)	$(946)	$(719)
Basic Loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.03)
Diluted Loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO, in Internal Control - Integrated Framework.

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

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2016, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems. As a result of this review, we relocated the office of the Chief Financial Officer to Massachusetts in order to more closely monitor our personnel and to 1) improve the effectiveness and efficiency of operations, 2) improve reliability of financial reporting, and 3) ensure continued compliance with applicable laws and regulations.

These measures facilitated remediation of the material weakness as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015. We have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control process and will diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies.

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

b)
Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under Item 4A "Executive Officers of the Registrant" in this Annual Report on Form 10-K.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading "Committees of the Board" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading "Committees of the Board" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company's Board of Directors will be set forth under the heading "Corporate Governance" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer of the Company, which may be found on the Company's website at www.techprecision.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company's website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the "Compensation Discussion and Analysis," the "Report of the Compensation Committee," "Compensation Tables" and "Potential Payments Upon Termination or Change of Control," will be set forth under the heading "Executive Compensation" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the headings "Stock Ownership of Executive Officers and Directors" and "Beneficial Ownership of Principal Stockholders" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings "Certain Relationships and Related Transactions" and "Independence" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding fees paid to the Company's principal accountant will be set forth under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits.

2.1
Assignment of Claim Agreement, dated April 17, 2015, by and between Ranor, Inc. and Citigroup Financial Products Inc. (Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on April 23, 2015 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Registrant (Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant (Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014 and incorporated herein by reference).
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

4.1
Amended and Restated Term Note in the original principal amount of $1,500,000 in the name of Revere High Yield Fund, LP, dated January 22, 2016 (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016 and incorporated herein by reference).

4.2
Amended and Restated Term Note in the original principal amount of $750,000 in the name of Revere High Yield Fund, LP, dated January 22, 2016  (Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016 and incorporated herein by reference).

10.1†
2006 Long-term Incentive Plan, as restated effective November 22, 2010 (Exhibit 10.2 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.2
Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. (Exhibit 10.3 to our quarterly report on Form 10-Q, filed with the Commission on February 14, 2011 and incorporated herein by reference).

10.3†	Form of Option Award Agreement for Directors (Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013 and incorporated herein by reference).
10.4†	Form of Restricted Stock Award Agreement (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014 and incorporated herein by reference).
10.5†
Separation, Severance and Release Agreement, dated July 14, 2014, between TechPrecision Corporation and Robert Francis (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 18, 2014 and incorporated herein by reference).

10.6†
Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014 and incorporated herein by reference).

10.7
Lease Agreement, dated June 1, 2015, by and between GPX Wayne Office Properties, L.P. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 5, 2015 and incorporated herein by reference).

10.8
Term Loan and Security Agreement, dated December 22, 2014, by and between Revere High Yield Fund, LP and Ranor, Inc. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

10.9
Guaranty Agreement, dated December 22, 2014, by and between TechPrecision Corporation and Revere High Yield Fund LP (Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014 and incorporated herein by reference).

10.10
Note and Other Loan Documents Modification Agreement, dated December 31, 2015, by and between Revere High Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on January 6, 2016 and incorporated herein by reference).

10.11
Note and Other Loan Documents Modification Agreement No. 2, dated January 22, 2016, by and between Revere High Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016 and incorporated herein by reference).

10.12†
Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and
Thomas Sammons (Exhibit 10.1 to our Current Report on Form 8-K, filed with the
Commission on April 6, 2016 and incorporated herein by reference).

10.13
Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People's Capital and Leasing Corp. and Ranor, Inc. (Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016 and incorporated herein by reference).

10.14
Loan Documents Modification Agreement No. 3, dated March 31, 2016, by and among Revere High Yield Fund, LP, Ranor, Inc., and TechPrecision Corporation (Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016 and incorporated herein by reference).

10.15
Intercreditor and Subordination Agreement, dated as of March 31, 2016, between and among People's Capital and Leasing Corp., Revere High Yield Fund, LP, and Ranor, Inc. (Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016 and incorporated herein by reference).

10.16
Mortgagee's Disclaimer and Consent, dated March 31, 2016, by Revere High Yield Fund, LP in favor of People's Capital and Leasing Corp. (Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2016 and 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.

†     Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TechPrecision Corporation

June 28, 2016	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Alexander Shen and Thomas Sammons or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 28, 2016
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 28, 2016
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Leonard M. Anthony	Chairman of the Board	June 28, 2016
Leonard M. Anthony

/s/ Michael R. Holly	Director	June 28, 2016
Michael R. Holly

/s/ Andrew A. Levy	Director	June 28, 2016
Andrew A. Levy

/s/ Philip A. Dur	Director	June 28, 2016
Philip A. Dur

/s/ Robert G. Isaman	Director	June 28, 2016
Robert G. Isaman

Exhibit Index.

Exhibit Number	Description of Document
21.1	List of Subsidiaries
23.1	Consent of Marcum, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 31, 2016 and 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.