Form 10-K/A
period 2016-03-31
TECHPRECISION CORP
filed 2016-07-29
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive, Westminster, MA	01473
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 874-0591

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes☒   No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.8 million.

The number of shares outstanding of the registrant's common stock as of July 28, 2016 was 27,324,593.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as "we," "us" or the "Company") is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 to supplement Item 10 and amend and restate Items 11 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement with respect to our Annual Meeting of Stockholders for 2016. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on June 28, 2016 remains unchanged.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position
Leonard M. Anthony (1) (2)	62	Chairman of the Board
Michael R. Holly (1) (2)	70	Director
Andrew A. Levy	69	Director
Philip A. Dur (2)	72	Director
Robert G. Isaman (1)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Leonard M. Anthony has been a member of our board of directors since September 2010. Mr. Anthony currently serves as the non-executive Chairman of our board of directors and has served as the Chairman of our board of directors since December 2012.  From May 13, 2013 through November 17, 2014, Mr. Anthony served as TechPrecision's Executive Chairman.  Mr. Anthony's primary professional activity, since September 2008, has been serving on the board of directors for MRC Global, Inc. where he chairs the audit committee. Previously, Mr. Anthony served as the President and Chief Executive Officer of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel, Inc. from December 2007 to October 2008. From April 2005 to August 2007, Mr. Anthony was the Executive Vice President and Chief Financial Officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, gas, petrochemical and processing industries. Mr. Anthony has more than 25 years of financial and operational management experience. Mr. Anthony earned a B.S. in Accounting from Pennsylvania State University, an M.B.A. from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School.

Mr. Anthony's significant executive and board experience within the steel manufacturing industry qualifies him to engage in our assessment of our business and growth opportunities, as well as to provide insight into corporate governance and management best practices among peer companies.

Michael R. Holly has been a member of our board of directors since March 2006 and currently serves as the Chairman of the Audit Committee. Since 2004, Mr. Holly has been a private investor and consultant. From 1996 until 2004, Mr. Holly was the Managing Director of Safeguard International Fund, L.P., a private equity fund of which Mr. Holly was a founding partner. While at Safeguard International Fund, L.P., Mr. Holly worked extensively with industrial companies, including those engaged in precision manufacturing for aerospace and other industrial sectors. Mr. Holly is a certified public accountant and has a B.S. in Economics from Mount St. Mary's University.

Mr. Holly brings to our board of directors an extensive background in private investment as well as financial expertise. Mr. Holly also provides advice and leadership with respect to our financial health and the execution of our growth strategies. As a certified public accountant, Mr. Holly chairs the Audit Committee and serves as a financial expert on the Audit Committee.

Andrew A. Levy has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, a small investment banking firm. Mr. Levy received a B.S. in Engineering from Yale University and received his J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Philip A. Dur has been a member of our board of directors since October 2009 and currently serves as Chairman of the Compensation Committee. Since 2006, Mr. Dur has served on the board of directors of Kennametal, Inc. From October 2001 until his retirement in December 2005, Mr. Dur served as Corporate Vice President, Northrop Grumman Corporation, a global defense/aerospace company, and President, Northrop Grumman Ship Systems Sector. Earlier in his private sector career, Mr. Dur held executive leadership positions at Northrop Grumman Electronic Systems, Tenneco Inc. and Tenneco Automotive. Prior to entering the private sector, Mr. Dur served in the United States Navy, attaining the rank of Rear Admiral. Among his assignments were Commander of the SARATOGA Battle Group and Director of the Naval Strategy Division. Mr. Dur holds a Ph.D. in Political Economy and Government and a M.P.A. from Harvard University, as well as master's and undergraduate degrees from the University of Notre Dame.

Mr. Dur's significant management experience from his years of service in the military and private sectors, including his service on other boards of directors, enables him to contribute both to our strategic and industry-related decision-making, as well as to discussions of our management and corporate governance.

Robert G. Isaman has been a member of our board of directors since December 2012. Since 2012, Mr. Isaman has served as an Operating Partner at Kohlberg & Company, a leading U.S. private equity fund which acquires middle market companies. From 2010 to 2012, Mr. Isaman was Chief Executive Officer of Stolle Machinery Company, LLC, a market leader in the metal/composite container-making equipment industry. From 2007 to 2009, Mr. Isaman was President at Terex Construction and Roadbuilding, with responsibility for divisions generating $2.7 billion in revenue that design, manufacture, distribute and provide aftermarket services for a wide variety of roadbuilding and construction vehicles and equipment. Prior to that, Mr. Isaman spent 21 years at United Technologies Corporation, a diversified industrial manufacturer, in a number of positions of increasing responsibility, including serving as Vice President of Marketing and Field Operations of Otis Elevator Company in Hong Kong, S.A.R. from 2001 to 2002 and as President of Otis Elevator (China) Investment, Ltd. in Beijing, China from 2002 to 2005, before rising to the position of President of Fire Safety Americas, UTC Fire & Security in 2006. Mr. Isaman holds a B.S. in Marketing from the University of Maryland and an M.B.A. from the George Washington University.

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

The information required as to our executive officers is set forth in Item 10 of Part III of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the Nasdaq Stock Market, LLC ("Nasdaq") and the regulations promulgated by the SEC. These rules and regulations require that a majority of the members of a company's board of directors must qualify as "independent," as affirmatively determined by the board of directors.

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

Committees of the Board of Directors

Our board of directors has two standing committees: the Audit Committee and the Compensation Committee. The Audit Committee consists of Mr. Holly (Chairman), Mr. Anthony and Mr. Isaman. Our board of directors has determined that Mr. Holly, who is Chairman of the Audit Committee, is an Audit Committee financial expert. The Compensation Committee consists of Mr. Dur (Chairman), Mr. Anthony and Mr. Holly. Our board of directors has determined that Messrs. Holly, Isaman, and Dur each satisfy the independence standards for those committees established by the applicable rules and regulations of the SEC and Nasdaq.  As Mr. Anthony served as our Executive Chairman from May 13, 2013 through November 17, 2014, he does not satisfy the independence standards for our Audit Committee and Compensation Committee established by the applicable rules and regulations of the SEC and Nasdaq.  Despite Mr. Anthony not being independent, we feel that, in light of his familiarity with the Company and the energy he puts forth in fulfilling his duties as a director of the Company and a member of the Audit Committee and Compensation Committee, Mr. Anthony's membership on the Audit Committee and Compensation Committee is required by the best interest of the Company and its stockholders.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. To our knowledge, during the fiscal year ended March 31, 2016, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:

•	Leonard Anthony filed a Form 4 on July 22, 2015 for a transaction that occurred on July 1, 2015;

•	Philip Dur filed a Form 4 on July 22, 2015 for a transaction that occurred on July 1, 2015;

•	Michael Holly filed a Form 4 on July 22, 2015 for a transaction that occurred on July 1, 2015;

•	Alexander Shen filed a Form 4 on September 14, 2015 for a transaction that occurred on August 12, 2015;

•	Richard Fitzgerald filed a Form 4 on September 14, 2015 for a transaction that occurred on August 12, 2015; and

•	Thomas Sammons filed a Form 4 on April 8, 2016 for a transaction that occurred on January 21, 2016.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of (i) each person who served as our principal executive officer during fiscal 2016, (ii) our most highly compensated executive officer other than the principal executive officer who was serving as an executive officer at the end of fiscal 2016, and (iii) an individual who would have been included in the tables below as one of our most highly compensated executive officers but for the fact that he was not an executive officer at March 31, 2016. Collectively, such individuals are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Alexander Shen, Chief Executive Officer (2)	2016 2015 2014	$275,000 $211,538 -	$206,250 $165,000 -	$33,054 - -	$ 1,716(5) $58,996(5) -	$516,020 $437,434 -
Thomas Sammons, Chief Financial Officer (3)	2016 2015 2014	$195,865 - -	$100,000 - -	$27,684 - -	$47,149(6) - -	$370,698 - -
Richard Fitzgerald, Former Chief Financial Officer (4)	2016 2015 2014	$142,039 $259,700 $259,700	- - -	$7,191 $81,933 $77,227	$2,600(7) $4,800(7) $4,800(7)	$151,830 $346,433 $341,727

(1)
These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 12 to our Consolidated Financial Statements in this Form 10-K.

(2)
On June 23, 2014, Mr. Shen was appointed to the position of President of the Company's subsidiary, Ranor, Inc., with an annual base salary of $275,000.   Effective November 17, 2014, Mr. Shen was appointed as the Company's Chief Executive Officer while also continuing to serve as President of Ranor.

(3)	On October 23, 2015, Mr. Sammons was appointed to the position of Chief Financial Officer of the Company with an annual base salary of $200,000.
(4)	Mr. Fitzgerald served as Chief Financial Officer of the Company until October 23, 2015. Upon his resignation, he transitioned into a consulting role with the Company.
(5)
Other compensation paid to Mr. Shen in fiscal 2016 includes reimbursement of temporary living expenses of $1,716. Other compensation paid to Mr. Shen in fiscal 2015 includes a primary residence relocation allowance of $35,000 plus reimbursement of temporary living expenses of $23,996.

(6)	Other compensation paid to Mr. Sammons in fiscal 2016 includes a primary residence relocation allowance of $35,000, plus reimbursement of temporary living expenses of $12,148.
(7)	Mr. Fitzgerald received an automobile allowance of $400 per month.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Alexander Shen (1)	333,333	666,667	$0.08	August 11, 2025
Thomas Sammons (2)	166,667	333,333	$0.17	January 20, 2026

(1)	Options granted to Mr. Shen on August 12, 2015 vest in three equal annual installments beginning on the grant date.
(2)	Options granted to Mr. Sammons on January 21, 2016 vest in three equal annual installments beginning on the grant date.

In accordance with the 2006 TechPrecision Long-Term Incentive Plan, all options previously granted to Mr. Fitzgerald expired in accordance with their terms on January 23, 2016.

Employment and Executive Consulting Agreements

At March 31, 2016, we had employment agreements with each of our Named Executive Officers.

Alexander Shen Employment Agreement

      We executed an employment agreement with Mr. Shen on November 17, 2014 (the "CEO Employment Agreement") to engage Mr. Shen for the position of Chief Executive Officer.  The terms of the CEO Employment Agreement provide that Mr. Shen will report directly to our board of directors and others at the direction of the board at such time and in such detail as the board shall reasonably require and his duties and responsibilities shall consist of such powers, duties and responsibilities as are customary for the office of Chief Executive Officer of a company similar in size and stature to the Company.

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary of $275,000 and was awarded a one-time grant of options to purchase 1,000,000 shares of our common stock, which vest in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. The exercise price of the options is equal to the market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 60% of Mr. Shen's annual base salary.  The CEO Employment Agreement provided that the Company was required to pay no less than one-half of the targeted bonus amount for fiscal 2015.  Mr. Shen is entitled to participate fully in our employee benefit plans and programs. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer.  Under the terms of the CEO Employment Agreement, Mr. Shen is also entitled to temporary living expenses and a relocation allowance of $35,000 at the time of his relocation to the Westminster, Massachusetts area.

Pursuant to the terms of the CEO Employment Agreement and subject to Mr. Shen's execution of a release of claims in favor of the Company, in the event we terminate Mr. Shen's employment without "cause" (as defined therein) or Mr. Shen resigns his employment for "good reason" (as defined therein) at any time during the six month period following a change in control, we will be required to pay Mr. Shen an amount equal to one year of his base salary paid in equal installments in accordance with our payroll policies. We may terminate the CEO Employment Agreement for cause at any time upon seven days written notice, during which period Mr. Shen may contest his termination before our board of directors.

Mr. Shen will have the obligation not to disclose our confidential information or trade secrets to anyone following termination of the CEO Employment Agreement. Mr. Shen is also subject to a covenant not to compete with us for a period of 12 months following termination of the CEO Employment Agreement.

Thomas Sammons Employment Agreement

On March 31, 2016, we entered into an Employment Agreement with Thomas Sammons (the "Sammons Employment Agreement"), which is effective as of January 20, 2016 and governs Mr. Sammons's employment as our Chief Financial Officer.  Pursuant to the Sammons Employment Agreement, Mr. Sammons will: (i) receive an annual base salary of $200,000; (ii) receive an award of stock options to purchase 500,000 shares of our common stock pursuant to the TechPrecision Corporation 2006 Long-Term Incentive Plan, as amended (the "2006 Plan"), with an exercise price equal to the fair market value of the common stock on the grant date and which shall vest in substantially equal amounts on the date of initial grant and each of the subsequent two anniversaries of the date of grant; and (iii) be eligible for an annual cash performance bonus of up to 50% of base salary, subject to goals and objectives set by the Chief Executive Officer and our board of directors.  Under the Sammons Employment Agreement, Mr. Sammons also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally. Under the terms of the Sammons Employment Agreement, Mr. Sammons is also entitled to temporary living expenses and a relocation allowance of $35,000 at the time of his relocation to the Westminster, Massachusetts area.

The Sammons Employment Agreement also provides for certain severance payments to Mr. Sammons in the event of his termination.  Subject to Mr. Sammons execution of a release of claims in favor of the Company, if Mr. Sammons is terminated without "cause" (as defined in the Sammons Employment Agreement) or Mr. Sammons terminates his employment for "good reason" (as defined in the Sammons Employment Agreement) at any time during the six month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment.

In addition to the compensation and severance arrangements described above, the Sammons Employment Agreement contains customary provisions (i) prohibiting Mr. Sammons from divulging to third parties or using confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Mr. Sammons during the term of his employment with the Company are the sole property of the Company; and (iii) prohibiting Mr. Sammons from competing against the Company, including by soliciting the Company's employees or its current or prospective clients, until the one year anniversary of the termination of his employment.

Richard F. Fitzgerald Employment Agreement

We executed an employment agreement with Mr. Fitzgerald on March 23, 2009 (the "Fitzgerald Employment Agreement") to engage Mr. Fitzgerald for the position of Chief Financial Officer. The terms of the Fitzgerald Employment Agreement provided that Mr. Fitzgerald report directly to our board of directors and our Chief Executive Officer and his duties included directing the preparation of budgets, financial forecasts and strategic planning, as well as establishing major economic objectives and policies for us and ensuring compliance with SEC reporting obligations.

Upon his execution of the Fitzgerald Employment Agreement, Mr. Fitzgerald received a signing bonus of $25,000. Pursuant to the Fitzgerald Employment Agreement, Mr. Fitzgerald received an annual base salary of $195,000 and was awarded a one-time grant of options to purchase 150,000 shares of our common stock, which vested in three equal parts over three years. The exercise price of the options was equal to the market price as of the grant date or $0.49 per share. Mr. Fitzgerald was also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors. Mr. Fitzgerald was entitled to participate fully in our employee benefit plans and programs. Mr. Fitzgerald was also reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Financial Officer. On June 4, 2012, our board of directors approved an annual base salary of $259,700 for Mr. Fitzgerald, effective as of July 1, 2012.

On March 19, 2014, our board of directors approved an award of 90,000 shares of restricted common stock to Mr. Fitzgerald under the 2006 Plan. On August 12, 2015, our board of directors approved the vesting of all 90,000 shares of restricted common stock.  In connection with the vesting of the restricted common stock, Mr. Fitzgerald surrendered 22,500 shares of the vested common stock to the Company to satisfy tax withholding obligations in connection with the vesting.

        On October 23, 2015, Mr. Fitzgerald resigned as Chief Financial Officer of the Company.  On June 21, 2016, we entered into a Termination, Separation and Release Agreement (the "Separation Agreement") with Mr. Fitzgerald.  The Separation Agreement is dated and effective as of June 14, 2016. The Separation Agreement concludes Mr. Fitzgerald's employment relationship with the Company.  Pursuant to the Separation Agreement, Mr. Fitzgerald will provide services as a consultant to the Company until October 23, 2016, as set forth in the Separation Agreement, and the Company will pay Mr. Fitzgerald, in scheduled installments through May 2017, an aggregate amount of $216,666.70.  In addition, the Company will pay up to $7,953.65 for legal expenses incurred by Mr. Fitzgerald in connection with negotiating and entering into the Separation Agreement. Mr. Fitzgerald's covenants contained in the Fitzgerald Employment Agreement not to disclose our confidential information or trade secrets and not to compete with us for a period of 12 months following termination of the Fitzgerald Employment Agreement were reaffirmed in the Separation Agreement.

         In addition to the compensation arrangements described above, the Separation Agreement contains customary provisions relating to non-disparagement and includes provisions for a general release of claims.

2006 Long-Term Incentive Plan

Under the 2006 Plan, each newly elected independent director received at the time of his election, stock options with a term of five years to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of his or her election. These options vested as to 30,000 shares of our common stock on the date of grant and 10,000 shares of our common stock on each of the first and second anniversaries of the grant date. The 2006 Plan also provided for an annual option grant of 10,000 shares of our common stock to directors beginning on July 1 after the third anniversary of a director's election to our board of directors.

As of March 31, 2016, there were outstanding options that were issued under the 2006 Plan to purchase 2,398,500 shares of our common stock with a weighted-average exercise price of $0.711.  This amount included options to purchase 347,500 shares of our common stock issued to our independent directors and options to purchase 1,500,000 shares of our common stock issued to our executive officers.

Pursuant to its terms, the 2006 Plan terminated on February 23, 2016, provided that any awards outstanding on such date will continue to be governed by the terms and conditions of the 2006 Plan and the applicable award agreement.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our Compensation Committee is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. In addition, our existing compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives such as annual cash incentive compensation and long-term incentive compensation which are based upon balanced company-wide, business unit and individual performance and base salaries structured so as to be consistent with an employee's responsibilities and general market practices. The Compensation Committee is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Directors' Compensation

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
In-person Meeting Fee (Quarterly)	$2,500
Telephonic Meeting Fee	$500
Audit & Compensation Committee Chairs - Annual Retainer	$8,000
Non-executive Chairman - Annual Retainer	$12,000

The 2006 Plan provided for the grant of non-qualified options to purchase 50,000 shares, exercisable in installments, to each newly elected non-employee director and annual grants of 10,000 options to purchase shares of our common stock commencing with the third year of service as a director, as described under the heading "Executive Compensation - 2006 Long-Term Incentive Plan."

Director Compensation Table

The following table sets forth compensation paid to each director who served during the year ended March 31, 2016:  Mr. Anthony currently serves as the non-executive Chairman of our board of directors and has served as the Chairman of our board of directors since December 2012. From May 13, 2013 through November 17, 2014, Mr. Anthony served as our Executive Chairman. Messrs. Holly and Dur chair the Audit Committee and Compensation Committee, respectively.

Name	Fees Earned (1)	Option Awards (2)	All Other Compensation	Totals
Philip A. Dur	$-	$821	$ -	$821
Michael R. Holly	$-	$821	$ -	$821
Andrew A. Levy	$-	$-	$ -	$-
Robert G. Isaman	$-	$-	$ -	$-
Leonard M. Anthony	$-	$821	$ -	$821

(1)	The Board of Directors waived all fees that would have been received for serving on the board of directors during fiscal 2016.
(2)	Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of our common stock beneficially owned, as of July 28, 2016, by:

·	each of our directors;
·	each Named Executive Officer;
·	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
·	all directors and Named Executive Officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of options if they are exercisable within 60 days of July 28, 2016.

The address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

Name	Shares	Percentage
Andrew A. Levy	1,622,100	5.76%
Alexander Shen (1)	666,667	2.37%
Thomas Sammons (2)	166,667	*
Michael Holly (3)	197,500	*
Philip A. Dur (4)	145,000	*
Leonard M. Anthony (5)	185,000	*
Robert G. Isaman (6)	200,000	*
Richard F. Fitzgerald (7)	67,500	*
All officers and directors as a group (eight individuals) (8)	3,250,434	11.54%
* Less than 1%

(1)	Includes 666,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Shen that may be exercised within 60 days of July 28, 2016.
(2)	Includes 166,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Sammons that may be exercised within 60 days of July 28, 2016.

(3)	Includes 62,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 28, 2016.
(4)	Includes 55,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 28, 2016.
(5)	Includes 165,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 28, 2016.
(6)	Includes 50,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Isaman that may be exercised within 60 days of July 28, 2016.
(7)	In accordance with the 2006 TechPrecision Long-Term Incentive Plan, all options previously granted to Mr. Fitzgerald expired in accordance with their terms on January 23, 2016.
(8)	Includes 1,165,834 shares of common stock issuable upon the exercise of stock options granted to our directors and Named Executive Officers that may be exercised within 60 days of July 28, 2016.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the securities authorized for issuance under the Company's equity compensation plans, please see the discussion under Item 11, below the heading "2006 Long-Term Incentive Plan" which discussion is incorporated herein by reference.

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

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading "Director Independence," which discussion is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

The following is a summary of fees for professional services rendered by Marcum LLP for the years ended March 31, 2016 and 2015:

	Year ended March 31,
	2016	2015
Audit fees	$219,426	$201,135
Audit related fees	15,000	67,549
Tax fees	-	-
Total	$234,426	$268,684

Audit fees. Audit fees represent fees for professional services performed by Marcum LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Marcum LLP that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.

Tax fees. There were no fees paid to Marcum LLP for tax compliance services for the fiscal years ended March 31, 2016 and 2015.

All other fees. There were no other fees paid to Marcum LLP for the fiscal years ended March 31, 2016 and 2015.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2016 and fiscal 2015 were pre-approved by the Audit Committee.

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

21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
# Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TECHPRECISION CORPORATION

July 29, 2016

By: /s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.