Form 10-K/A
period 2016-03-31
TECHPRECISION CORP
filed 2016-08-05
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as "we," "us" or the "Company") is filing this Amendment No. 2 to Form 10-K (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (the "SEC") on June 28, 2016 (the "Original Filing") and amended by Amendment No. 1 to the Original Filing filed with the SEC on July 29, 2016 ("Amendment No. 1").

We are filing this Amendment solely for the purposes of (i) revising Item 12 of Part III of Amendment No. 1 to correct the footnotes to the Security Ownership of Certain Beneficial Owners and Management table; and (ii) amending and restating in its entirety Part IV of the Original Filing to include the new certifications required of the Company's principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, and in connection therewith, no other changes have been made to the Original Filing or Amendment No. 1, and the remainder of the Original Filing and Amendment No. 1 remain unchanged. This Amendment does not reflect events occurring after the date of the Original Filing or Amendment No. 1 or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments described above. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and the Company's other filings with the SEC.

TABLE OF CONTENTS

Page

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	1

PART IV
Item 15. Exhibits, Financial Statement Schedules	3

PART III

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

The address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

Name	Shares	Percentage
Andrew A. Levy (1)	1,622,100	5.76%
Alexander Shen (2)	666,667	2.37%
Thomas Sammons (3)	166,667	*
Michael Holly (4)	197,500	*
Philip A. Dur (5)	145,000	*
Leonard M. Anthony (6)	185,000	*
Robert G. Isaman (7)	200,000	*
Richard F. Fitzgerald (8)	67,500	*
All officers and directors as a group (eight individuals) (9)	3,250,434	11.54%
* Less than 1%

(1)	Includes 50,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Levy that may be exercised within 60 days of July 28, 2016.
(2)	Includes 666,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Shen that may be exercised within 60 days of July 28, 2016.
(3)	Includes 166,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Sammons that may be exercised within 60 days of July 28, 2016.
(4)	Includes 112,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Holly that may be exercised within 60 days of July 28, 2016.
(5)	Includes 105,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dur that may be exercised within 60 days of July 28, 2016.
(6)	Includes 165,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Anthony that may be exercised within 60 days of July 28, 2016.
(7)	Includes 100,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Isaman that may be exercised within 60 days of July 28, 2016.
(8)	In accordance with the 2006 TechPrecision Long-Term Incentive Plan, all options previously granted to Mr. Fitzgerald expired in accordance with their terms on January 23, 2016.
(9)	Includes 1,365,834 shares of common stock issuable upon the exercise of stock options granted to our directors and Named Executive Officers that may be exercised within 60 days of July 28, 2016.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the securities authorized for issuance under the Company's equity compensation plans, please see the discussion under Item 11, below the heading "2006 Long-Term Incentive Plan," in Amendment No. 1, which discussion is incorporated herein by reference.

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

August 5, 2016

By: /s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.