Form 10-Q
period 2016-06-30
TECHPRECISION CORP
filed 2016-08-15
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding at August 6, 2016 was 27,324,593.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$2,858,278	$1,332,166
Accounts receivable, less allowance for doubtful accounts of $0 at June 30, 2016 and March 31, 2016	1,395,905	2,022,480
Costs on uncompleted contracts, in excess of progress billings	1,614,437	2,395,642
Inventories- raw materials	139,915	128,595
Other current assets	541,425	530,808
Total current assets	6,549,960	6,409,691
Property, plant and equipment, net	4,638,134	4,814,184
Deferred income taxes	684,270	684,270
Other noncurrent assets, net	123,900	176,344
Total assets	$11,996,264	$12,084,489

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$617,919	$996,065
Accrued expenses	1,670,250	1,804,485
Income taxes payable	18,485	9,032
Advanced claims payment	507,835	507,835
Billings on uncompleted contracts, in excess of related costs	1,221,050	1,629,018
Current portion of long-term debt	577,336	953,106
Total current liabilities	4,612,875	5,899,541
Long-term debt, net	4,482,724	3,735,410
Deferred income taxes	684,270	684,270
Noncurrent accrued expenses	32,258	37,097
Commitments and contingent liabilities (see Note 14)
Stockholders' Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 27,324,593 shares issued and outstanding at June 30, 2016, and 27,324,593 shares issued and outstanding at March 31, 2016	2,732	2,732
Additional paid in capital	7,106,354	7,094,749
Accumulated other comprehensive income	20,626	21,568
Accumulated deficit	(4,945,575)	(5,390,878)
Total stockholders' equity	2,184,137	1,728,171
Total liabilities and stockholders' equity	$11,996,264	$12,084,489

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net sales	$4,644,805	$4,374,975
Cost of sales	3,109,412	3,092,116
Gross profit	1,535,393	1,282,859
Selling, general and administrative	888,178	804,207
Income from operations	647,215	478,652
Other income (expense)	746	(189)
Interest expense	(193,210)	(272,122)
Interest income	5	10
Total other expense, net	(192,459)	(272,301)
Income before income taxes	454,756	206,351
Income tax expense	9,453	--
Net income	$445,303	$206,351
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(942)	(61)
Other comprehensive loss, before tax	(942)	(61)
Income tax expense on other comprehensive loss items	--	--
Comprehensive income, net of tax	$444,361	$206,290
Net income per share (basic)	$0.02	$0.01
Net income per share (diluted)	$0.02	$0.01
Weighted average number of shares outstanding (basic)	27,324,593	24,867,019
Weighted average number of shares outstanding (diluted)	27,711,919	24,867,019

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$445,303	$206,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176,050	197,228
Amortization of debt issue costs	48,918	79,689
Stock based compensation expense	11,605	13,957
Provision for contract losses	(35,069)	20,371
Changes in operating assets and liabilities:
Accounts receivable	626,575	4,724
Costs on uncompleted contracts, in excess of progress billings	781,205	207,755
Inventories – raw materials	(11,320)	(959)
Other current assets	172,780	11,078
Other noncurrent assets	52,444	--
Accounts payable	(378,146)	(386,285)
Accrued expenses	(105,465)	14,520
Accrued taxes	9,453	--
Advanced claims payment	--	507,835
Billings on uncompleted contracts, in excess of related costs	(407,968)	(496,955)
Net cash provided by operating activities	1,386,365	379,309

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	--	(17,600)
Net cash used in investing activities	--	(17,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(144,338)	--
Borrowings of long-term debt	2,828,885	--
Repayment of long-term debt	(2,544,685)	(233,349)
Net cash provided by (used in) financing activities	139,862	(233,349)
Effect of exchange rate on cash	(115)	75
Net increase in cash	1,526,112	128,435
Cash, beginning of period	$1,332,166	$1,336,325
Cash, end of period	$2,858,278	$1,464,760

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$365,166	$159,324
Income taxes	$20,000	$--

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three Months Ended June 30, 2016

In accordance with our new Master Loan and Security Agreement, People's Capital and Leasing Corp. held back $182,763 of proceeds from the borrowing on the April 26, 2016 disbursement date. The holdback was released to the Company on July 6, 2016 upon the disclosure in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 of a debt service coverage ratio of 1.82 to 1.0 as of March 31, 2016.

Three Months Ended June 30, 2015

The Company issued 776,229 shares of common stock in connection with the conversion of 593,811 shares of Series A Convertible Preferred Stock.

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise (WFOE). TechPrecision, Ranor and WCMC are collectively referred to as the "Company", "we", "us" or "our".

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of industries including the defense, aerospace, nuclear, medical and precision industrial markets.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended June 30, 2016 and 2015 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, or the 2016 Form 10-K, filed with the SEC on June 28, 2016.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2016 Form 10-K.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03. The new guidance requires entities to present debt issue costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by past guidance. The new guidance does not change the recognition or measurement of debt issuance costs. The guidance is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. The Company adopted the standard retrospectively in the first quarter of the fiscal year ended March 31, 2017, or fiscal 2017. The adoption of ASU 2015-03 did not have a significant impact on our Consolidated Balance Sheets, and no impact on our Consolidated Statements of Operations and Comprehensive Income, or Consolidated Statements of Cash Flows.

Issued Standards Not Yet Adopted

Significant new standards not yet adopted are set forth in detail in Note 3 to the 2016 Form 10-K.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	June 30, 2016	March 31, 2016
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	8,418,243	8,418,243
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	11,846,832	11,846,832
Less: accumulated depreciation	(7,208,698)	(7,032,648)
Total property, plant and equipment, net	$4,638,134	$4,814,184

Depreciation expense for the three months ended June 30, 2016 and 2015 was $176,050 and $197,228, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	June 30, 2016	March 31, 2016
Cost incurred on uncompleted contracts, beginning balance	$5,491,605	$4,068,488
Total cost incurred on contracts during the period	2,998,497	12,783,323
Less cost of sales, during the period	(3,109,412)	(11,360,206)
Cost incurred on uncompleted contracts, ending balance	$5,380,690	$5,491,605

Billings on uncompleted contracts, beginning balance	$3,095,963	$2,060,244
Plus: Total billings incurred on contracts, during the period	5,315,095	17,889,671
Less: Contracts recognized as revenue, during the period	(4,644,805)	(16,853,952)
Billings on uncompleted contracts, ending balance	$3,766,253	$3,095,963

Cost incurred on uncompleted contracts, ending balance	$5,380,690	$5,491,605
Billings on uncompleted contracts, ending balance	3,766,253	3,095,963
Costs incurred on uncompleted contracts, in excess of progress billings	$1,614,437	$2,395,642

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of June 30, 2016 and March 31, 2016, we had billings on uncompleted contracts in excess of related costs of $1,221,050 and $1,629,018, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts on which all revenue recognition criteria were not met. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred. We record provisions for losses within costs of sales in our condensed consolidated statement of operations and comprehensive income.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets included the following as of:

	June 30, 2016	March 31, 2016
Payments advanced to suppliers	$109,932	$182,305
Prepaid insurance	181,751	236,300
Collateral deposits	191,163	85,252
Other	58,579	26,951
Total	$541,425	$530,808

NOTE 7 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:

	June 30, 2016	March 31, 2016
MLSA deferred loan costs	$--	$52,444
Fixed assets held for sale	123,900	123,900
Total	$123,900	$176,344

On March 31, 2016, we classified certain machinery and equipment in the amount of $123,900 to fixed assets held for sale. This amount approximates fair value net of selling costs and we expect to sell these fixed assets before the end of fiscal 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:

	June 30, 2016	March 31, 2016
Accrued compensation	$929,025	$872,114
Provision for contract losses	429,716	464,785
Accrued interest expense	75,469	296,344
Other	236,040	171,242
Total	$1,670,250	$1,804,485

Our contract loss provision at both June 30, 2016 and March 31, 2016 includes approximately $0.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer's request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing for bankruptcy protection, our demand became an unsecured creditor claim within the customer's overall bankruptcy proceedings. The customer has since emerged from bankruptcy protection, and it is more likely than not that we will not be able to recover the full amount of our claim. Accrued interest expense is for deferred interest costs in connection with our outstanding long-term debt.

NOTE 9 – DEBT

	June 30, 2016	March 31, 2016
People's Equipment Loan Facility due April 2021	$2,929,188	$--
Utica Credit Loan Note due November 2018	--	2,459,259
Revere Term Loan and Notes due January 2018	2,250,000	2,250,000
Obligations under capital lease	23,634	26,599
Total debt	$5,202,822	$4,735,858
Less: Debt issue costs, unamortized	$142,762	$47,342
Less: Current portion of long-term debt	$577,336	$953,106
Long-term debt, including capital lease	$4,482,724	$3,735,410

People's Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 0001, or, together, the MLSA, with People's Capital and Leasing Corp.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People's loaned $3,011,648 to Ranor, or the People's Loan. The People's Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor's obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a debt service coverage ratio, or DSCR of at least 1.5 to 1.0 during the term of the People's Loan.  The DSCR will be measured at the end of each fiscal year of the Company.

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

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica Leaseco, LLC, or Utica, as payment in full for principal and interest under the existing Loan and Security Agreement, or LSA.  People's retained a holdback in the amount of $182,763.  The holdback was released to Ranor on July 6, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016.  Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

Term Loan and Security Agreement

On December 22, 2014, TechPrecision, Ranor and Revere High Yield Fund, LP, or Revere, entered into the Term Loan and Security Agreement, or TLSA, pursuant to which Revere loaned an aggregate of $2.25 million to Ranor under two promissory notes that were secured by certain assets of Ranor. On January 22, 2016, TechPrecision and Ranor entered into the Note and Other Loan Documents Modification Agreement No. 2 with Revere, or the Second Modification Agreement, which made significant amendments to the terms of the TLSA, including extending the maturity date of the term loans made pursuant to the TLSA to January 22, 2018. In connection with the Second Modification Agreement, Ranor executed an Amended and Restated Term Loan Note in the aggregate principal amount of $1.5 million, or the Amended and Restated First Loan Note, and an Amended and Restated Term Loan Note in the aggregate principal amount of $750,000, or the Amended and Restated Second Loan Note, and together with the Amended and Restated First Loan Note, the Amended and Restated Notes, each in favor of Revere and each dated January 22, 2016.

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

Other than as so amended by the First Modification Agreement, the Second Modification Agreement, and the Third Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement and Third Modification Agreement, Ranor is subject to certain affirmative and negative covenants, including a minimum cash balance covenant which requires that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $779,968 and $786,212 at June 30, 2016 and March 31, 2016, respectively. We were in compliance with all covenants under the TLSA at June 30, 2016 and March 31, 2016.

Loan and Security Agreement

On April 26, 2016, the obligations under the LSA were paid in full to Utica prior to the maturity date. As such, Ranor was required to pay Utica deferred interest in an amount of $249,000 as provided under the terms of the LSA. In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica, as payment in full for principal and interest under the LSA.

Capital Lease

We entered into a capital lease in April 2012 for certain office equipment. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The lease, as amended, will expire in March 2018, bears interest at 6.0% per annum and requires monthly payments of principal and interest of $1,117. The amount of the lease recorded in property, plant and equipment, net as of June 30, 2016 and March 31, 2016 was $20,203 and $23,124, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three months ended June 30, 2016, we recorded tax expense of $9,453 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, including our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $18,750 and $11,318 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 12 - STOCK BASED COMPENSATION

In 2006, our board of directors adopted, and our stockholders approved, the 2006 long-term incentive plan, or the Plan, covering 1,000,000 shares of common stock. On August 5, 2010, the Plan was amended to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,000,000 shares. On September 15, 2011, the directors adopted and the stockholders approved an amendment to increase the maximum number of shares of common stock that may be issued to an aggregate of 3,300,000 shares. The Plan provided for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The Plan was administered by a committee of not less than two directors, each of whom was to be an independent director. In the absence of a committee, the Plan was to be administered by our board of directors. Independent directors were not eligible for discretionary options under the Plan. The Plan expired under its own terms in February 2016. Shares granted under the Plan will remain outstanding until expiration or settlement.

The following table summarizes information about options for the periods presented below:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Granted	-	$-
Exercised	-	$-
Expired	(440,000)	$0.912	$--
Outstanding at 6/30/2016	1,958,500	$0.587	$367,500	8.46
Vested or expected to vest at 6/30/2016	1,958,500	$0.587	$367,500	8.46
Exercisable and vested at 6/30/2016	943,500	$0.553	$123,750	7.87

At June 30, 2016, there was $62,389 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next two years. The following table summarizes the activity of our stock options outstanding but not vested for the three months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2016	1,028,334	$0.117
Granted	--	$--
Expired	(13,334)	$0.670
Vested	--	$--
Outstanding at 6/30/2016	1,015,000	$0.110

Other information relating to stock options outstanding at June 30, 2016 is as follows:

		Weighted Average
Range of Exercise Prices:	Options Outstanding	Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	1,770,000	7.97	$0.19	755,000	$0.29
$1.01-$1.96	188,500	0.49	$1.59	188,500	$1.59
Totals	1,958,500			943,500

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2016, there were accounts receivable balances outstanding from five customers comprising 99% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2016			March 31, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$381,677	27%	$	*	*	%
B		$364,997	26%		$315,699	16%
C		$258,093	18%	$	*	*	%
D		$217,891	16%	$	*	*	%
E		$170,137	12%	$	*	*	%
F	$	*	* %		$834,501	41%
G	$	*	* %		$225,415	11%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the three months ended:

	June 30, 2016			June 30, 2015
Customer	Dollars		Percent	Dollars		Percent
A		$1,487,521	32%	$	*	* %
B		$1,286,271	28%		$535,092	12%
C		$1,259,255	27%		$1,177,537	27%
D	$	*	* %		$666,989	15%
E	$	*	* %		$469,718	11%
*less than 10% of total

NOTE 14 – COMMITMENTS

Leases

Expiration of a Lease

The Company leased approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, or the Wayne Property, pursuant to an office lease with GPX Wayne Office Properties, L.P., or GPX Wayne. On June 30, 2016, this office lease expired under its own terms. Other than as described above, there is no relationship between the Company and GPX Wayne.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2016 for future executive salaries during the next 12 months, including fiscal 2016 bonuses payable after June 30, 2016, was approximately $0.8 million.

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of all potential common share equivalents, which consists of stock options and convertible preferred stock that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	Three Months ended June 30, 2016	Three Months ended June 30, 2015
Basic EPS
Net income	$445,303	$206,351
Weighted average shares	27,324,593	24,867,019
Basic income per share	$0.02	$0.01
Diluted EPS
Net income	$445,303	$206,351
Dilutive effect of stock options and convertible preferred stock	387,326	--
Diluted weighted average shares	27,711,919	24,867,019
Diluted income per share	$0.02	$0.01

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2016, there were a combined 428,500 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above. For the three months ended June 30, 2015, there were a combined 2,693,909 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above.

NOTE 16 – SUBSEQUENT EVENT

In accordance with the MLSA, People's released $182,763 of proceeds from the borrowing, which was withheld on the April 26, 2016 disbursement date. The holdback was released to the Company on July 6, 2016 upon the disclosure in the 2016 Form 10-K of a debt service coverage ratio of 1.82 to 1.0 as of March 31, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain predictive or "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors.  Those factors include those risks discussed in Part I Item 1A "Risk Factors" in the 2016 Form 10-K, as well as those described in any other filings which we make with the SEC.  In addition, such statements could be affected by risks and uncertainties related to the availability of appropriate financing facilities, our ability to receive contract awards through competitive bidding processes, our ability to maintain standards to enable us to manufacture products to exacting specifications, our ability to enter new markets for our services, marketing and customer acceptance of our products, our reliance on a small number of customers for a significant percentage of our business, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors and large industrial companies. However, our business is dependent in part on the continuation of governmental programs which require our services and products.

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party's perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we also pursue more long-term projects with predictable cost structures.

We historically have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2016 and 2015, our largest customer accounted for approximately 32% and 27% of reported net sales, respectively, and our ten largest customers accounted for approximately 99% and 99% of our revenue, respectively. Our sales order backlog at June 30, 2016 was approximately $17.1 million compared with a backlog of $19.8 million at March 31, 2016.

All of our sales recorded for the three months ended June 30, 2016 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the first quarter of fiscal 2017. At June 30, 2016, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we utilize the WCMC entity moving forward.

On April 26, 2016 we entered into a new debt agreement, the MLSA, with a new lender, People's (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The proceeds from the MLSA (approximately $3.0 million in total) were used to pay off amounts outstanding under a prior LSA with Utica. We retained $0.2 million of proceeds from the MLSA for general corporate purposes.

For the three months ended June 30, 2016, our net sales and net income were $4.6 million and $0.4 million, respectively, compared to net sales and net income of $4.4 million and $0.2 million, respectively, for the three months ended June 30, 2015.  Our gross margins for the three months ended June 30, 2016 were 33.1% compared with gross margins of 29.3% for the three months ended June 30, 2015.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon the occurrence of certain events. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated to repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed, plus interest at 7% per annum from April 21, 2015 through the date of the repayment. GTAT emerged from bankruptcy on March 18, 2016.

The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in connection with the GTAT bankruptcy and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above; however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

At June 30, 2016, we had cash of $2.9 million, of which $4,179 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $1.4 million for the three months ended June 30, 2016.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2016 Form 10-K. There were no significant changes in the critical accounting policies during the three months ended June 30, 2016, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers' demand for new and existing products. Our results of operations are affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at current lower revenue levels. In connection with the execution of this business plan, we need to continue to replenish our backlog with orders from our key customers.

Three Months Ended June 30, 2016 and 2015

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

(dollars in thousands)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Changes Period Ended June 30, 2016 to 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,644	100%	$4,374	100%	$270	6%
Cost of sales	3,109	67%	3,092	71%	17	1%
Gross profit	1,535	33%	1,282	29%	253	20%
Selling, general and administrative	888	19%	804	18%	84	10%
Income from operations	647	14%	478	11%	169	35%
Other income (expense), net	1	--%	--	--%	1	--%
Interest expense	(193)	(4)%	(272)	(6)%	79	29%
Total other expense, net	(192)	(4)%	(272)	(6)%	80	29%
Income before income taxes	455	10%	206	5%	249	nm %
Income tax expense	10	--%	--	--%	10	nm %
Net Income	$445	10%	$206	5%	$239	nm %

Net Sales

Overall, our first quarter shipments reflect steady demand for our services from our customers, albeit for different products and components than those shipped during the comparable period a year ago. For the three months ended June 30, 2016, net sales increased by approximately $0.3 million, or 6%, to $4.6 million.  Net sales in our precision industrial markets increased by $0.9 million primarily on higher shipments of components for medical systems. Net sales in our defense markets decreased by $0.2 million as shipments of components to our key customers were down slightly when compared to the three months ended June 30, 2015. Net sales in our energy market decreased by $0.4 million as a result of lower volume shipped for nuclear power plant components.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended June 30, 2016 increased by 1%.  Gross margins during the three months ended June 30, 2016 were 33.1% compared with 29.3% for the three months ended June 30, 2015. Our product mix for the three months ended June 30, 2016 included orders of higher margin business from our customers. Actual production levels were on par with previous quarters and resulted in normal overhead absorption for both reporting periods. Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed and in-process within that period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended June 30, 2016 were 10% higher when compared to the three months ended June 30, 2015. SG&A expenses were higher by $0.1 million due primarily to increased legal, audit and other advisory services.

Other Income (Expense)

The following table reflects other income (expense) and interest expense for the three months ended:

	June 30, 2016	June 30, 2015	$ Change	% Change
Other income (expense), net	$751	$(179)	$930	nm %
Interest expense	$(116,167)	$(159,324)	$43,157	27%
Interest expense: non-cash	$(77,043)	$(112,798)	$35,755	32%

Interest expense for the three months ended June 30, 2016 was lower due to lower interest rates. Non-cash interest expense reflects the amortization of deferred loan costs in connection with our outstanding debt and deferred interest costs in connection with the TLSA.

Income Taxes

For the three months ended June 30, 2016, we recorded tax expense of $9,453 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses. For the three months ended June 30, 2015, we recorded zero tax expense.  The zero tax expense recorded for the three months ended June 30, 2015 was the result of maintaining a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in tax jurisdictions where we have lower statutory rates and higher than anticipated in tax jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income

As a result of the foregoing, we had net income of $445,303, or $0.02 per share basic and fully diluted, for the three months ended June 30, 2016, as compared to net income of $206,351, or $0.01 per share basic and fully diluted, for the three months ended June 30, 2015.

Liquidity and Capital Resources

On April 26, 2016, TechPrecision through Ranor, executed and closed the MLSA with People's. Loan proceeds were disbursed to Ranor on April 26, 2016. Pursuant to the MLSA, People's loaned $3,011,648 to Ranor under the People's Loan. The People's Loan is secured by a first lien on the Equipment Collateral. Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum. The first monthly installment payment was paid on May 26, 2016. A prepayment penalty will apply during the first four years of the loan term. Ranor's obligations under the MLSA are guaranteed by TechPrecision. The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People's Loan. The DSCR will be measured at the end of each fiscal year of the Company.

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

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica, as payment in full for principal and interest under the LSA. People's retained a holdback in the amount of $182,763. The holdback was released to Ranor in July, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016. Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

On December 22, 2014, TechPrecision, Ranor and Revere entered into the TLSA, pursuant to which Revere loaned an aggregate of $2.25 million to Ranor under two promissory notes that were secured by certain assets of Ranor. On January 22, 2016, TechPrecision and Ranor entered into the Second Modification Agreement. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extends the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amends the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduces the Interest Rate to 10% per annum from 12% per annum, (d) amends the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) 12 months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) adds a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) includes a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between TechPrecision and Revere.

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

Other than as so amended by the First Modification Agreement, the Second Modification Agreement, and the Third Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement and the Third Modification Agreement, Ranor is subject to certain affirmative and negative covenants, including a minimum cash balance covenant, which requires that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $779,968 and $786,212 at June 30, 2016 and March 31, 2016, respectively. We were in compliance with all covenants under the TLSA at June 30, 2016 and March 31, 2016.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. As such, we would need to seek alternative financing to pay these obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

At June 30, 2016, we had cash of $2.9 million, of which $4,179 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $1.4 million for the three months ended June 30, 2016. Net cash provided by operating activities for the three months ended June 30, 2015 was $379,309, which included an advance payment of $507,835 received under the Assignment Agreement with Citigroup. Our profit margins continue to improve, as we have scaled our operating expenses with our recent revenue volume. As a result, we recorded net income of $445,303 for the three months ended June 30, 2016 compared with a net income of $206,351 for the three months ended June 30, 2015.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor agreed to sell, transfer, convey and assign to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,834. The Assignment Agreement provides for Citigroup to pay to Ranor up to an additional $614,452 upon either (A) receipt of written notice that Ranor's claim (or any portion thereof) has been fully and finally allowed against GTAT as a non-contingent, liquidated, and undisputed general unsecured claim, been listed as non-contingent, liquidated, and undisputed on schedules filed by GTAT with the bankruptcy court, or appeared on the claims agent's, or trustee's or other estate representative's records, or has otherwise been conclusively and finally treated in GTAT's bankruptcy, as "allowed" or "accepted as filed"; or (B) the expiration of the time period during which any party (including GTAT) is permitted to file an objection, dispute or challenge with respect to Ranor's claim without any such objection, dispute or challenge having been filed. If Ranor's claim against GTAT is allowed in its entirety, then Citigroup will pay Ranor an additional $614,452. If the amount of Ranor's claim that is allowed is greater than $1,692,782 but less than the full amount or Ranor's claim, then Citigroup will pay Ranor an additional amount equal to $614,452 minus the product of 30% multiplied by the difference between the total amount of Ranor's claim and the amount of such claim that is actually allowed. If the total amount of Ranor's claim against GTAT that is allowed is less than $1,692,782, then Ranor may be obligated repay to Citigroup 30% of the difference between $1,692,782 and the amount of Ranor's claim that is actually allowed plus interest at 7% per annum from April 21, 2015 through the date of the repayment. GTAT has since emerged from bankruptcy on March 18, 2016.

The Company cannot predict the amount of Ranor's claim that will be finally allowed or admitted in connection with GTAT's bankruptcy and cannot guarantee that Ranor will receive any additional payment on its claim. The Company continues to vigorously pursue its legal remedies in respect to the case described above, however, an adverse decision in any proceeding could significantly harm our business and our consolidated financial position, results of operations and cash flows.

We may need to refinance or secure additional long-term financing on terms consistent with our business plans. In addition, we must replenish our backlog and balance our revenue mix to ensure recurring unit of delivery projects, rather than custom first article and prototyping projects which, in the past, did not efficiently utilize our manufacturing capacity. We must also maintain a level of operating expenses in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. We plan to closely monitor our expenses and, if required, will further reduce operating costs and capital spending to enhance liquidity.

If we are unable to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities.  In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading price, which may result in substantial dilution to our investors that do not participate in the offering, as well as a lower trading price for our common stock.

Our liquidity is highly dependent on the availability of financing facilities and our ability to improve our gross profit and operating income. If we successfully execute on our business plans, improve gross profit and operating income, and reduce our operating costs, then we believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

At June 30, 2016 and March 31, 2016, we had working capital of $1.9 million and $0.5 million, respectively. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	June 30, 2016	March 31, 2016	Change Amount
Cash	$2,858	$1,332	$1,526
Working capital	$1,937	$510	$1,427
Total debt	$5,202	$4,736	$466
Total stockholders' equity	$2,184	$1,728	$456

The following table summarizes our primary cash flows for the periods presented:
(dollars in thousands)	June 30, 2016	June 30, 2015	Change Amount
Cash flows provided by (used in):
Operating activities	$1,386	$379	$1,007
Investing activities	--	(18)	18
Financing activities	140	(233)	373
Effects of foreign exchange rates on cash	--	--	--
Net increase in cash	$1,526	$128	$1,398

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our ability to convert cash expended for materials, labor and overhead to finished goods ready for shipment and collecting the cash back from our trade receivables has improved significantly. Improved turnover rates helped us to generate higher amounts of cash in the three months ended June 30, 2016. Cash provided by operations for the three months ended June 30, 2016 was $1.4 million compared with cash provided by operations of $0.4 million for the three months ended June 30, 2015. For the three months ended June 30, 2016 we recorded net income of $445,303 compared with a net income of $206,351 for the three months ended June 30, 2015. Cash provided by operations for the three months ended June 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

Investing activities

There were no expenditures made for fixed assets during the three months ended June 30, 2016. The three month period ended June 30, 2015 was marked by cash outflows for capital spending for new equipment of $17,600.

Financing activities

For the three months ended June 30, 2016 cash provided by financing activities was $139,862. We received proceeds of $2.8 million from our MLSA with People's. In connection with the MLSA, $2,459,259 of the proceeds from the People's Loan were disbursed to Utica, as payment in full of the principal obligations under the LSA. We also paid $144,338 in loan closing costs. People's retained a holdback in the amount of $182,763. The holdback was released to Ranor on July 6, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016.

For the three months ended June 30, 2015, cash used in financing activities was $233,349, the total used to make principal payments on our outstanding debt.

All of the above activity resulted in a net increase in cash for the three months ended June 30, 2016 of $1,526,112, compared with a net increase in cash of $128,435 for the three months ended June 30, 2015. We have no off-balance sheet assets or liabilities.

A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2016 Form 10-K. During the three months ended June 30, 2016 there were no material changes to our commitments and contractual obligations.

Item 4. Controls and Procedures

Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2016 Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1
Termination, Separation and Release Agreement, dated June 14, 2016, between TechPrecision Corporation and Richard F. Fitzgerald (Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27,
2016 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 2002
101.INS	101.INS XBRL Instance Document
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

TECHPRECISION CORPORATION

Dated: August 15, 2016	By:	/s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act 2002
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document