Form 10-Q
period 2016-09-30
TECHPRECISION CORP
filed 2016-11-14
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding at November 11, 2016 was 28,824,593.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$2,838,328	$1,332,166
Accounts receivable, less allowance for doubtful accounts of $0 at September 30, 2016 and March 31, 2016	904,461	2,022,480
Costs on uncompleted contracts, in excess of progress billings	2,155,211	2,395,642
Inventories - raw materials	125,590	128,595
Other current assets	378,747	530,808
Total current assets	6,402,337	6,409,691
Property, plant and equipment, net	4,575,552	4,814,184
Deferred income taxes	684,270	684,270
Other noncurrent assets, net	177,163	176,344
Total assets	$11,839,322	$12,084,489

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$589,602	$996,065
Accrued expenses	1,604,516	1,804,485
Income taxes payable	29,990	9,032
Advanced claims payment	507,835	507,835
Billings on uncompleted contracts, in excess of related costs	683,660	1,629,018
Current portion of long-term debt	615,948	953,106
Total current liabilities	4,031,551	5,899,541
Long-term debt, net	4,354,839	3,735,410
Deferred income taxes	684,270	684,270
Noncurrent accrued expenses	27,419	37,097
Commitments and contingent liabilities (see Note 14)
Stockholders' Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 27,324,593 shares issued and outstanding at September 30, 2016, and 27,324,593 shares issued and outstanding at March 31, 2016	2,732	2,732
Additional paid in capital	7,117,659	7,094,749
Accumulated other comprehensive income	20,345	21,568
Accumulated deficit	(4,399,493)	(5,390,878)
Total stockholders' equity	2,741,243	1,728,171
Total liabilities and stockholders' equity	$11,839,322	$12,084,489

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales	$3,656,163	$4,103,887	$8,300,968	$8,478,862
Cost of sales	2,182,547	2,696,333	5,291,959	5,788,449
Gross profit	1,473,616	1,407,554	3,009,009	2,690,413
Selling, general and administrative	739,585	910,038	1,627,763	1,714,245
Income from operations	734,031	497,516	1,381,246	976,168
Other income	6,822	1,255	7,568	1,066
Interest expense	(183,268)	(244,179)	(376,478)	(516,301)
Interest income	2	14	7	24
Total other expense, net	(176,444)	(242,910)	(368,903)	(515,211)
Income before income taxes	557,587	254,606	1,012,343	460,957
Income tax expense	11,505	--	20,958	--
Net income	$546,082	$254,606	$991,385	$460,957
Other comprehensive income, before tax:
Foreign currency translation adjustments	(281)	1,413	(1,223)	1,352
Other comprehensive income, before tax	(281)	1,413	(1,223)	1,352
Income tax expense on other comprehensive income	--	--	--	--
Other comprehensive income, net of tax	(281)	1,413	(1,223)	1,352
Comprehensive income	$545,801	$256,019	$990,162	$462,309
Net income per share (basic)	$0.02	$0.01	$0.04	$0.02
Net income per share (diluted)	$0.02	$0.01	$0.04	$0.02
Weighted average number of shares outstanding (basic)	27,324,593	26,113,433	27,324,593	25,460,435
Weighted average number of shares outstanding (diluted)	28,020,795	26,257,402	27,936,098	25,503,542

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$991,385	$460,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	353,488	393,119
Amortization of debt issue costs	90,049	153,589
Stock based compensation expense	22,910	41,227
Provision for contract losses	(40,532)	20,371
Changes in operating assets and liabilities:
Accounts receivable	1,118,019	7,915
Costs on uncompleted contracts, in excess of progress billings	240,431	534,207
Inventories – raw materials	3,005	(15,821)
Other current assets	152,051	(4,757)
Other noncurrent assets	(819)	--
Accounts payable	(406,463)	(846,386)
Accrued expenses	(170,369)	68,298
Accrued taxes	20,958	--
Advanced claims payment	--	507,835
Billings on uncompleted contracts, in excess of related costs	(945,358)	(527,667)
Net cash provided by operating activities	1,428,755	792,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(114,856)	(17,600)
Net cash used in investing activities	(114,856)	(17,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(145,995)	--
Borrowings of long-term debt	3,011,648	--
Repayment of long-term debt	(2,673,432)	(466,740)
Net cash provided by (used in) financing activities	192,221	(466,740)
Effect of exchange rate on cash	42	(259)
Net increase in cash	1,506,162	308,288
Cash, beginning of period	$1,332,166	$1,336,325
Cash, end of period	$2,838,328	$1,644,613

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$479,179	$312,262
Income taxes	$20,000	$--

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three and six month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issue Costs, or ASU 2015-03. The new guidance requires entities to present debt issue costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by past guidance. The new guidance does not change the recognition or measurement of debt issuance costs. The guidance is effective for fiscal years beginning after December 15, 2015. The guidance is required to be applied retrospectively to all prior periods presented. The Company adopted the standard retrospectively in the first quarter of the fiscal year ended March 31, 2017, or fiscal 2017. The adoption of ASU 2015-03 did not have a significant impact on our Consolidated Balance Sheets, and no impact on our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.

Issued Standards Not Yet Adopted

Other significant new standards not yet adopted are set forth in detail in Note 3 to the 2016 Form 10-K.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	September 30, 2016	March 31, 2016
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	8,533,099	8,418,243
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	11,961,688	11,846,832
Less: accumulated depreciation	(7,386,136)	(7,032,648)
Total property, plant and equipment, net	$4,575,552	$4,814,184

Depreciation expense for the three and six months ended September 30, 2016 and 2015 was $177,438 and $353,488, and $195,892 and $393,119, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	September 30, 2016	March 31, 2016
Cost incurred on uncompleted contracts, beginning balance	$5,491,605	$4,068,488
Total cost incurred on contracts during the period	6,278,710	12,783,323
Less cost of sales, during the period	(5,291,959)	(11,360,206)
Cost incurred on uncompleted contracts, ending balance	$6,478,356	$5,491,605

Billings on uncompleted contracts, beginning balance	$3,095,963	$2,060,244
Total billings incurred on contracts, during the period	9,528,150	17,889,671
Less: Contracts recognized as revenue, during the period	(8,300,968)	(16,853,952)
Billings on uncompleted contracts, ending balance	$4,323,145	$3,095,963

Cost incurred on uncompleted contracts, ending balance	$6,478,356	$5,491,605
Billings on uncompleted contracts, ending balance	4,323,145	3,095,963
Costs incurred on uncompleted contracts, in excess of progress billings	$2,155,211	$2,395,642

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of September 30, 2016 and March 31, 2016, we had billings on uncompleted contracts in excess of related costs of $683,660 and $1,629,018, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts on which all revenue recognition criteria were not met. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred. We record provisions for losses within cost of sales in our condensed consolidated statements of operations and comprehensive income.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets included the following as of:
	September 30, 2016	March 31, 2016
Prepaid insurance	$177,355	$236,300
Payments advanced to suppliers	123,599	182,305
Prepaid taxes	28,062	8,062
Collateral deposits	--	85,252
Other	49,731	18,889
Total	$378,747	$530,808

NOTE 7 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:

	September 30, 2016	March 31, 2016
Fixed assets held for sale	$123,900	$123,900
Deposit for new equipment	47,500	--
Other	5,763	52,444
Total	$177,163	$176,344

On March 31, 2016, we classified certain machinery and equipment in the amount of $123,900 to fixed assets held for sale. This amount approximates fair value net of selling costs and we expect to sell these fixed assets before the end of fiscal 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:

	September 30, 2016	March 31, 2016
Accrued compensation	$880,875	$872,114
Provision for contract losses	424,253	464,785
Accrued interest expense	103,594	296,344
Other	195,794	171,242
Total	$1,604,516	$1,804,485

Our contract loss provision at both September 30, 2016 and March 31, 2016 includes approximately $0.4 million for estimated contract losses in connection with a certain customer purchase agreement. We filed a demand for arbitration under the contract to recover damages, together with attorney's fees, interest and costs, subsequent to the customer's request to reduce the number of units ordered under the purchase agreement. As a result of the customer filing for bankruptcy protection, our demand became an unsecured creditor claim within the customer's overall bankruptcy proceedings. The customer has since emerged from bankruptcy protection, and it is more likely than not that we will not be able to recover the full amount of our claim. Accrued interest expense is for deferred interest costs in connection with our outstanding long-term debt.

NOTE 9 – DEBT

	September 30, 2016	March 31, 2016
People's Equipment Loan Facility due April 2021	$2,803,452	$--
Utica Credit Loan Note due November 2018	--	2,459,259
Revere Term Loan and Notes due January 2018	2,250,000	2,250,000
Obligations under capital lease	20,623	26,599
Total debt	$5,074,075	$4,735,858
Less: Debt issue costs, unamortized	$103,288	$47,342
Less: Current portion of long-term debt	$615,948	$953,106
Long-term debt, including capital lease	$4,354,839	$3,735,410

People's Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People's Capital and Leasing Corp, or People's.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People's loaned $3,011,648 to Ranor, or the People's Loan. The People's Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor's obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a debt service coverage ratio, or DSCR, of at least 1.5 to 1.0 during the term of the People's Loan.  The DSCR will be measured at the end of each fiscal year of the Company. The People's Loan may be accelerated upon the occurrence of an "Event of Default" (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods.

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

On April 26, 2016, TechPrecision and Ranor executed and closed on a Loan Documents Modification Agreement No. 3, or the Third Modification Agreement, with Revere. The Third Modification Agreement, dated and effective as of March 31, 2016, further amended the TLSA. The Third Modification Agreement, among other things, (i) permitted Ranor to pay off in its entirety the indebtedness owed under the LSA with Utica with proceeds from the People's Loan, (ii) added the People's security interest as a "Permitted Lien" under the TLSA, (iii) deleted certain references to Utica, the LSA with Utica and loan documents related to the LSA with Utica and replaced those references with new definitions relating to the People's Loan, (iv) added the People's Loan and TechPrecision's guaranty of the People's Loan as "Existing Indebtedness" under the TLSA, (v) required Ranor, People's and Revere to enter into an Intercreditor and Subordination Agreement to, among other things, establish the relative priorities between Revere and People's with regard to certain assets of Ranor, (vi) required Ranor to cause People's and Revere to enter into a Mortgagee's Disclaimer and Consent to, among other things, require that Revere permit People's access to certain real property owned by Ranor and mortgaged to Revere as collateral for the TLSA in the event that Ranor defaults on the People's Loan and Revere has taken possession of the real property, and (vii) included a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA.

Other than as so amended by the Note and Other Loan Documents Modification Agreement dated December 31, 2015, by and among TechPrecision, Ranor and Revere, or the First Modification Agreement, the Second Modification Agreement, and the Third Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement and Third Modification Agreement, Ranor is subject to certain affirmative and negative covenants, including a minimum cash balance covenant which requires that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $849,940 and $786,212 at September 30, 2016 and March 31, 2016, respectively. We were in compliance with all covenants under the TLSA at September 30, 2016 and March 31, 2016.

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

Capital Lease

We entered into a capital lease in April 2012 for certain office equipment. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The lease, as amended, will expire in March 2018, bears interest at 6.0% per annum and requires monthly payments of principal and interest of $1,117. The amount of the lease recorded in property, plant and equipment, net as of September 30, 2016 and March 31, 2016 was $17,281 and $23,124, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three and six months ended September 30, 2016, we recorded tax expense of $11,505 and $20,958, respectively, in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses.

We maintain a full valuation allowance on our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, primarily our past operating losses, which cause uncertainty as to whether we will generate sufficient taxable income to utilize the deferred tax assets. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

We regularly assess the effects of various factors to determine the adequacy of our provision for income taxes. For example, our future effective tax rate would be affected if earnings were lower than anticipated in tax jurisdictions where we have lower statutory rates and higher than anticipated in tax jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $39,653 and $30,392 for the six months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes information about options for the periods presented below:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Granted	-	$-
Exercised	-	$-
Expired	(440,000)	$0.912	$--
Outstanding at 9/30/2016	1,958,500	$0.587	$597,000	8.21
Vested or expected to vest at 9/30/2016	1,958,500	$0.587	$597,000	8.21
Exercisable and vested at 9/30/2016	1,276,833	$0.429	$341,000	7.77

At September 30, 2016, there was $51,084 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next eighteen months. The following table summarizes the activity of our stock options outstanding but not vested for the six months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2016	1,028,334	$0.117
Granted	--	$--
Expired	(13,334)	$0.670
Vested	(333,333)	$0.080
Outstanding at 9/30/2016	681,667	$0.124

Other information relating to stock options outstanding at September 30, 2016 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	1,770,000	7.75	$0.19	1,088,333	$0.23
$1.01-$1.96	188,500	0.47	$1.59	188,500	$1.59
Totals	1,958,500			1,276,833

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2016, there were accounts receivable balances outstanding from six customers comprising approximately 97% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2016			March 31, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$318,086	35%	$	*	*	%
B		$173,915	19%		$225,415	11%
C		$131,697	15%	$	*	*	%
D		$128,052	14%	$	*	*	%
E	$	*	* %		$834,501	41%
F	$	*	* %		$315,699	16%
 *less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the following periods:

	Three months ended September 30, 2016				Three months ended September 30, 2015			Six months ended September 30, 2016				Six months ended September 30, 2015
Customer	Dollars		Percent		Dollars		Percent	Dollars		Percent		Dollars		Percent
A		$1,998,794	55%			$953,334	23%		$3,285,065	40%			$1,488,426	17%
B	$	*	*	%	$	*	* %		$1,741,084	21%		$	*	* %
C	$	*	*	%		$604,536	15%		$1,457,222	18%			$1,782,073	21%
D	$	*	*	%		$1,065,009	26%	$	*	*	%		$1,459,013	17%
E		$461,571	13%			$501,940	12%	$	*	*	%		$971,658	12%
F	$	*	*	%	$	*	* %	$	*	*	%		$969,599	11%
G		$383,253	11%		$	*	* %	$	*	*	%	$	*	* %
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

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2016 for future executive salaries during the next 12 months, including fiscal 2017 bonuses, was approximately $1.3 million.

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

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Six Months ended September 30, 2016	Six Months ended September 30, 2015
Basic EPS
Net income	$546,082	$254,606	$991,385	$460,957
Weighted average number of shares outstanding	27,324,593	26,113,433	27,324,593	25,460,435
Basic income per share	$0.02	$0.01	$0.04	$0.02
Diluted EPS
Net income	$546,082	$254,606	$991,385	$460,957
Dilutive effect of stock options, warrants and preferred stock	696,202	143,969	611,505	43,107
Diluted weighted average shares	28,020,795	26,257,402	27,936,098	25,503,542
Diluted income per share	$0.02	$0.01	$0.04	$0.02

All potential common share equivalents that have an anti-dilutive effect (i.e., those that increase income per share) are excluded from the calculation of diluted EPS. For each of the three and six months ended September 30, 2016, there were 428,500 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above. For the three and six months ended September 30, 2015, there were, respectively, 2,630,837 and 3,407,066 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above.

NOTE 16 – SUBSEQUENT EVENTS

Additional People's Loan

On October 4, 2016, TechPrecision and Ranor became committed to Schedule No. 002 to the MLSA, or Schedule 2. Pursuant to Schedule 2, People's made an additional loan in the amount of $365,852, or the Additional People's Loan, to Ranor upon the terms and conditions set forth in the MLSA and Schedule 2.

Ranor will repay the Additional People's Loan in monthly installments of principal and interest over 60 months.  The Additional People's Loan is guaranteed by TechPrecision pursuant to the original Corporate Guaranty from TechPrecision in favor of People's dated March 31, 2016.  The Additional People's Loan is secured by a security interest in certain machinery and equipment of Ranor as provided in Schedule 2.

Assignment of Claim Agreement

On April 17, 2015, the Company, through Ranor, entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GT Advanced Technologies, Inc., or GTAT, in connection with GTAT's bankruptcy. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim was fully and finally allowed against GTAT without objection.

On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim in GTAT's bankruptcy was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement will be recognized as a gain in our fiscal third quarter ended December 31, 2016 of approximately $1.1 million.

Director Stock Grants

In December 2014, each non-employee director waived any compensation owed to them for their service to the Company.   Accordingly, members of our board of directors have not received any compensation for their service on our board of directors since January 1, 2014.  On November 10, 2016, our board of directors determined that it would grant shares of common stock to each of our directors as compensation for their service to the Company during the period from January 1, 2014 to November 10, 2016.  Accordingly, our board of directors granted 600,000 shares of common stock to Mr. Anthony, 250,000 shares of common stock to each of Mr. Dur and Mr. Holly, and 200,000 shares of common stock to Mr. Isaman and Mr. Levy. The grant of shares of common stock to Mr. Anthony also recognizes his uncompensated service as Executive Chairman of the Company during the period from January 1, 2014 to November 17, 2014.

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

All of our sales recorded for the six months ended September 30, 2016 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the first six months of fiscal 2017. At September 30, 2016, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we utilize the WCMC entity moving forward.

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

We historically have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2016 and 2015, our largest customer in each period accounted for approximately 40% and 21% of net sales, respectively, and our ten largest customers accounted for approximately 99% of our revenue for each six month period. Our sales order backlog at September 30, 2016 was approximately $17.9 million compared with a backlog of $19.8 million at March 31, 2016.

For the six months ended September 30, 2016, our net sales and net income were $8.3 million and $1.0 million, respectively, compared to net sales and net income of $8.5 million and $0.5 million, respectively, for the six months ended September 30, 2015.  Our gross margins for the six months ended September 30, 2016 were 36.2% compared with gross margins of 31.7% for the six months ended September 30, 2015.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim has been fully and finally allowed against GTAT without objection.

On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement will be recognized as a gain in our fiscal third quarter ended December 31, 2016 of approximately $1.1 million.

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

At September 30, 2016, we had cash of $2.8 million, of which $1,206 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. We generated $1.4 million of cash from operating activities for the six months ended September 30, 2016.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2016 Form 10-K. There were no significant changes in the critical accounting policies during the six months ended September 30, 2016, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued and Adopted Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers' demand for new and existing products. Our results of operations are affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of products, delays in deliveries of ordered products and our rate of progress fulfilling our obligations under our contracts. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at current lower revenue levels. In connection with the execution of this business plan, we need to continue to replenish our backlog with orders from our key customers.

Three Months Ended September 30, 2016 and 2015

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

(dollars in thousands)	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Changes from 2016 to 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,656	100%	$4,104	100%	$(448)	(11)%
Cost of sales	2,182	60%	2,696	66%	(514)	(19)%
Gross profit	1,474	40%	1,408	34%	66	5%
Selling, general and administrative	740	20%	910	22%	(170)	(19)%
Income from operations	734	20%	498	12%	236	48%
Other income	7	--%	1	--%	6	--%
Interest expense	(183)	(5)%	(244)	(6)%	61	25%
Total other expense, net	(176)	(5)%	(243)	(6)%	67	28%
Income before income taxes	558	15%	255	6%	303	119%
Income tax expense	12	--%	--	--%	12	nm %
Net Income	$546	15%	$255	6%	$291	114%
nm - not meaningful

Net Sales

Our second quarter shipments reflect steady demand from our defense customers, albeit for different products and components than those shipped during the comparable period a year ago.  For the three months ended September 30, 2016, net sales decreased by approximately $0.4 million, or 11%, to $3.7 million. For the three months ended September 30, 2016, net sales in our defense markets increased by $0.5 million on higher shipments of components to our largest customer, and net sales in our precision industrial markets increased by $0.2 million primarily on higher shipments of components for medical systems. However, net sales in our energy markets decreased by $1.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, more than offsetting the above increases, as a result of lower volume shipped during the second quarter of fiscal 2017 as the Company worked to replenish backlog and start up new projects.

Cost of Sales and Gross Margin

Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed and in-process within that period. Our cost of sales for the three months ended September 30, 2016 decreased by 19% compared to the three months ended September 30, 2015 on lower dollar volume.  Gross margins during the three months ended September 30, 2016 were 40.3% compared with 34.3% for the three months ended September 30, 2015. Our product mix for the three months ended September 30, 2016 included orders of higher margin business from our customers compared to the three months ended September 30, 2015. Actual production levels were on par with previous quarters and resulted in normal overhead absorption for both reporting periods.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, for the three months ended September 30, 2016 were 19% lower when compared to the three months ended September 30, 2015. SG&A expenses were lower because of lower headcount which lead to reduced compensation and office costs of $212,413 and $5,291, respectively, in the three months ended September 30, 2016, offset in part by an increase for outside advisory expenses of $47,252 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest Expense and Other Income

The following table reflects interest expense and other income for the three months ended:

	September 30, 2016	September 30, 2015	$ Change	% Change
Other income	$6,824	$1,269	$5,555	nm %
Interest expense	$(114,012)	$(152,939)	$38,927	25%
Interest expense: non-cash	$(69,256)	$(91,240)	$21,984	24%
nm - not meaningful

Interest expense for the three months ended September 30, 2016 was lower compared to the three months ended September 30, 2015 due to lower interest rates. Non-cash interest expense reflects the amortization of deferred loan costs and deferred interest costs in connection with our outstanding debt.

Income Taxes

For the three months ended September 30, 2016, we recorded income tax expense of $11,505 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses. For the three months ended September 30, 2015, we recorded zero income tax expense.  The zero income tax expense recorded for the three months ended September 30, 2015 was the result of maintaining a full valuation allowance on our net deferred tax assets.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, primarily our past operating losses, which cause uncertainty as to whether we will generate sufficient taxable income to utilize the deferred tax assets. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

Net Income

As a result of the foregoing, we had net income of $546,082, or $0.02 per share basic and fully diluted, for the three months ended September 30, 2016, as compared to net income of $254,606, or $0.01 per share basic and fully diluted, for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 and 2015

The following table sets forth information from our statements of operations for the six months ended September 30, 2016 and 2015, in dollars and as a percentage of revenue:

	Six Months Ended September 30, 2016		Six Months Ended September 30, 2015		Changes from 2016 to 2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$8,301	100%	$8,479	100%	$(178)	(2)%
Cost of sales	5,292	64%	5,789	68%	(497)	(9)%
Gross profit	3,009	36%	2,690	32%	319	12%
Selling, general and administrative	1,628	19%	1,714	20%	(86)	(5)%
Income from operations	1,381	17%	976	12%	405	41%
Other income	7	--%	1	--%	6	--%
Interest expense	(376)	(5)%	(516)	(6)%	140	(27)%
Total other expense, net	(369)	(4)%	(515)	(6)%	146	(28)%
Income before income taxes	1,012	12%	461	5%	551	119%
Income tax expense	21	--%	--	--%	21	nm %
Net income	$991	12%	$461	5%	$530	115%
nm - not meaningful

Net Sales

Our shipments for the first six months of fiscal 2017 reflect steady demand from our customers for our services, albeit for different products and components than those shipped during the comparable period a year ago. For the six months ended September 30, 2016, net sales decreased by $0.2 million, or 2%, to $8.3 million.  For the six months ended September 30, 2016, net sales to our defense customers, our largest market group, increased by $0.3 million compared to the six months ended September 30, 2015, primarily on higher shipments of components to defense contractors. Net sales in our precision industrial group increased by $1.1 million compared to the six months ended September 30, 2015, primarily on higher shipment volume for medical components, and net sales in our energy group decreased by $1.5 million compared to the six months ended September 30, 2015 as a result of lower demand as the Company works to replenish its energy backlog.

Cost of Sales and Gross Margin

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Cost of sales consists primarily of raw materials, parts, labor, overhead, and subcontracting costs. Our cost of sales for the six months ended September 30, 2016 decreased by $0.5 million compared to the six months ended September 30, 2015 to $5.3 million primarily on lower sales volume. Gross margins were 36.3% for the six months ended September 30, 2016 and 31.7% for the six months ended September 30, 2015. Gross profit was $3.0 million in the six months ended September 30, 2016, or $0.3 million higher compared with the six months ended September 30, 2015.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended September 30, 2016 were $1.6 million compared to $1.7 million for six months ended September 30, 2015, representing a decrease of $86,482, or 5%.  The primary drivers of this change in SG&A expenses were  decreased compensation and office costs of $235,866 and $18,648, respectively, in the six month period ended September 30, 2016, partially offset by an increase of $168,034 for outside advisory services in the six months ended September 30, 2016 compared with the six months ended September 30, 2015.

Interest Expense and Other Income

The following table reflects interest expense and other income for the six months ended:

	September 30, 2016	September 30, 2015	$ Change	% Change
Other income	$7,575	$1,090	$6,485	nm %
Interest expense	$(230,179)	$(312,262)	$82,083	26%
Interest expense: non-cash	$(146,299)	$(204,039)	$57,740	28%
nm - not meaningful

For the six months ended September 30, 2016, interest expense decreased by 26% due to lower interest rates when compared to the six months ended September 30, 2015. Non-cash interest expense for the six months ended September 30, 2016 reflects lower amounts of amortization for deferred loan costs in connection with our outstanding long-term debt.

Income Taxes

For the six months ended September 30, 2016, we recorded income tax expense of $20,958 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses. For the six months ended September 30, 2015, we recorded zero income tax expense.  The zero income tax expense recorded for the three months ended September 30, 2015 was the result of maintaining a full valuation allowance on our net deferred tax assets.

A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, primarily our past operating losses, which cause uncertainty as to whether we will generate sufficient taxable income to utilize the deferred tax assets. We have determined that it is more likely than not that certain future tax benefits may not be realized.  A change in the estimates used to make this determination could require an increase in deferred tax assets if they become realizable.

Net Income

As a result of the factors described above, our net income was $991,385 or $0.04 per share basic and fully diluted for the six months ended September 30, 2016. For the six months ended September 30, 2015, our net income was $460,957 or $0.02 per share basic and fully diluted.

Liquidity and Capital Resources

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim has been fully and finally allowed against GTAT without objection.

On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement will be recognized as a gain in our fiscal third quarter ended December 31, 2016 of approximately $1.1 million.

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

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica, as payment in full for principal and interest under the LSA. People's retained a holdback in the amount of $182,763. The holdback was released to Ranor in July 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016. Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes.

On October 4, 2016, TechPrecision and Ranor became committed to Schedule 2 to the MLSA.  Pursuant to Schedule 2, People's made the Additional People's Loan in the amount of $365,852 to Ranor upon the terms and conditions set forth in the MLSA and Schedule 2. Ranor will repay the Additional People's Loan in monthly installments of principal and interest over 60 months. The Additional People's Loan is guaranteed by TechPrecision pursuant to the original Corporate Guaranty from TechPrecision in favor of People's dated March 31, 2016. The Additional People's Loan is secured by a security interest in certain machinery and equipment of Ranor as provided in Schedule 2.

TechPrecision, Ranor and Revere entered into the TLSA on December 22, 2014, pursuant to which Revere loaned an aggregate of $2.25 million to Ranor under two promissory notes that were secured by certain assets of Ranor. On January 22, 2016, TechPrecision and Ranor entered into the Second Modification Agreement. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extended the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amended the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduced the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amended the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) 12 months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) added a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) included a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between TechPrecision and Revere.

On April 26, 2016, TechPrecision and Ranor executed and closed on the Third Modification Agreement with Revere. The Third Modification Agreement, dated and effective as of March 31, 2016, further amended the TLSA. The Third Modification Agreement, among other things, (i) permitted Ranor to pay off in its entirety the indebtedness owed under the LSA with Utica with proceeds from the People's Loan, (ii) added the People's security interest as a "Permitted Lien" under the TLSA, (iii) deleted certain references to Utica, the LSA with Utica and loan documents related to the LSA with Utica and replaced those references with new definitions relating to the People's Loan, (iv) added the People's Loan and TechPrecision's guaranty of the People's Loan as "Existing Indebtedness" under the TLSA, (v) required Ranor, People's and Revere to enter into an Intercreditor and Subordination Agreement to, among other things, establish the relative priorities between Revere and People's with regard to certain assets of Ranor, (vi) required Ranor to cause People's and Revere to enter into a Mortgagee's Disclaimer and Consent to, among other things, require that Revere permit People's access to certain real property owned by Ranor and mortgaged to Revere as collateral for the TLSA in the event that Ranor defaults on the People's Loan and Revere has taken possession of the real property, and (vii) included a reaffirmation of TechPrecision's guarantee of Ranor's obligations under the TLSA.

Other than as so amended by the First Modification Agreement, the Second Modification Agreement and the Third Modification Agreement, the terms and conditions of the TLSA remain in full force and effect.

Pursuant to the TLSA, as amended by the Second Modification Agreement and the Third Modification Agreement, Ranor is subject to certain affirmative and negative covenants, including a minimum cash balance covenant, which requires that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $849,940 and $786,212 at September 30, 2016 and March 31, 2016, respectively. We were in compliance with all covenants under the TLSA at September 30, 2016 and March 31, 2016.

If we were to violate any of the covenants under the above debt agreements, the lenders could demand full repayment of the amounts we owe. As such, we would need to seek alternative financing to pay these obligation as we do not have existing facilities or sufficient cash on hand to satisfy these obligations, and there is no guarantee that we would be able to obtain such alternative financing.

At September 30, 2016, we had cash of $2.8 million, of which $1,206 is located in China and may not be able to be repatriated for use in the United States without undue cost or expense, if at all. Net cash provided by operating activities was $1.4 million for the six months ended September 30, 2016. Net cash provided by operating activities for the six months ended September 30, 2015 was $792,887, which included an advance payment of $507,835 received under the Assignment Agreement with Citigroup. Our profit margins continue to improve, as we have scaled our operating expenses with our recent revenue volume. As a result, we recorded net income of $1.0 million for the six months ended September 30, 2016 compared with a net income of $0.5 million for the six months ended September 30, 2015.

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

At September 30, 2016 and March 31, 2016, we had working capital of $2.4 million and $0.5 million, respectively. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	September 30, 2016	March 31, 2016	Change Amount
Cash	$2,838	$1,332	$1,506
Working capital	$2,371	$510	$1,861
Total debt	$5,074	$4,736	$338
Total stockholders' equity	$2,741	$1,728	$1,013

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	September 30, 2016	September 30, 2015	Change Amount
Cash flows provided by (used in):
Operating activities	$1,429	$793	$636
Investing activities	(115)	(18)	(97)
Financing activities	192	(467)	659
Effects of foreign exchange rates on cash	--	--	--
Net increase in cash	$1,506	$308	$1,198

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our ability to convert cash expended for materials, labor and overhead to finished goods ready for shipment and collecting the cash back from our trade receivables has improved significantly. Improved turnover rates helped us to generate higher amounts of cash in the six months ended September 30, 2016. Cash provided by operations for the six months ended September 30, 2016 was $1.4 million compared with cash provided by operations of $0.8 million for the six months ended September 30, 2015. For the six months ended September 30, 2016 we recorded net income of $1.0 million compared with a net income of $0.5 million for the six months ended September 30, 2015. Cash provided by operations for the six months ended September 30, 2015 was augmented by an advance payment of $507,835 received under the Assignment Agreement with Citigroup on April 17, 2015.

Investing activities

We expended $114,856 for fixed assets during the six months ended September 30, 2016. The six month period ended September 30, 2015 was marked by cash outflows for capital spending for new equipment of $17,600.

Financing activities

For the six months ended September 30, 2016 cash provided by financing activities was $192,221. During the six months ended September 30, 2016, we received proceeds of $3,011,648 from our MLSA with People's. In connection with the MLSA, $2,459,259 of the proceeds from the People's Loan were disbursed to Utica, as payment in full of the principal obligations under the LSA. We also paid $145,995 in loan closing costs and $214,173 for monthly principal payments on our outstanding debt during the six months ended September 30, 2016.

For the six months ended September 30, 2015, cash used in financing activities was $466,740, which was used to make principal payments on our outstanding debt.

All of the above activity resulted in a net increase in cash for the six months ended September 30, 2016 of $1.5 million, compared with a net increase in cash of $308,288 for the six months ended September 30, 2015. We have no off-balance sheet assets or liabilities.

A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2016 Form 10-K. During the six months ended September 30, 2016 there were no material changes to our commitments and contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

GTAT Claim

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount is classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim has been fully and finally allowed against GTAT without objection.

On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016.

Class Action Lawsuit

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2016 Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1
Schedule No. 002, dated September 6, 2016, to the Master Loan and Security Agreement, No. 4180, dated March 31, 2016, by and between People's Capital and Leasing Corp. and Ranor, Inc. (Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).

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

TECHPRECISION CORPORATION

Dated: November 14, 2016	By:	/s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document