Form 10-Q
period 2016-12-31
TECHPRECISION CORP
filed 2017-02-14
CIK 1328792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding at February 6, 2017 was 28,824,593.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$3,794,773	$1,332,166
Accounts receivable, less allowance for doubtful accounts of $0 at December 31, 2016 and March 31, 2016	771,202	2,022,480
Costs on uncompleted contracts, in excess of progress billings	3,050,850	2,395,642
Inventories - raw materials	124,394	128,595
Other current assets	363,523	530,808
Total current assets	8,104,742	6,409,691
Property, plant and equipment, net	4,747,890	4,814,184
Deferred income taxes	684,270	684,270
Other noncurrent assets, net	123,900	176,344
Total assets	$13,660,802	$12,084,489

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$548,759	$996,065
Accrued expenses	1,195,317	1,804,485
Income taxes payable	5,589	9,032
Advanced claims payment	--	507,835
Billings on uncompleted contracts, in excess of related costs	663,158	1,629,018
Current portion of long-term debt	696,245	953,106
Total current liabilities	3,109,068	5,899,541
Long-term debt, net	5,041,868	3,735,410
Deferred income taxes	684,270	684,270
Noncurrent accrued expenses	22,580	37,097
Commitments and contingent liabilities (see Note 14)
Stockholders' Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at December 31, 2016, and 27,324,593 shares issued and outstanding at March 31, 2016	2,882	2,732
Additional paid in capital	8,188,284	7,094,749
Accumulated other comprehensive income	19,249	21,568
Accumulated deficit	(3,407,399)	(5,390,878)
Total stockholders' equity	4,803,016	1,728,171
Total liabilities and stockholders' equity	$13,660,802	$12,084,489

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$5,318,610	$3,506,560	$13,619,578	$11,985,422
Cost of sales	3,266,721	2,434,900	8,558,680	8,223,349
Gross profit	2,051,889	1,071,660	5,060,898	3,762,073
Selling, general and administrative	1,955,093	768,220	3,582,856	2,482,465
Gain from claims assignment settlement	(1,122,287)	--	(1,122,287)	--
Income from operations	1,219,083	303,440	2,600,329	1,279,608
Other, net	1,130	471	8,705	1,561
Interest expense	(207,521)	(291,908)	(583,999)	(808,209)
Total other expense, net	(206,391)	(291,437)	(575,294)	(806,648)
Income before income taxes	1,012,692	12,003	2,025,035	472,960
Income tax expense	20,598	--	41,556	--
Net income	$992,094	$12,003	$1,983,479	$472,960
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1,095)	(1,135)	(2,319)	217
Other comprehensive (loss) income, before tax	(1,095)	(1,135)	(2,319)	217
Income tax expense on other comprehensive (loss) income	--	--	--	--
Other comprehensive (loss) income, net of tax	(1,095)	(1,135)	(2,319)	217
Comprehensive income	$990,999	$10,868	$1,981,160	$473,177
Net income per share (basic)	$0.03	$0.00	$0.07	$0.02
Net income per share (diluted)	$0.03	$0.00	$0.07	$0.02
Weighted average number of shares outstanding (basic)	28,156,115	27,324,593	27,602,775	26,084,080
Weighted average number of shares outstanding (diluted)	28,873,237	27,509,980	28,261,110	26,210,206

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,983,479	$472,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	519,114	582,628
Amortization of debt issue costs	129,383	219,876
Stock based compensation expense	1,093,685	51,100
Benefit from contract loss adjustments	(320,900)	(111,958)
Gain from claims assignment settlement – noncash portion	(507,835)	--
Changes in operating assets and liabilities:
Accounts receivable	1,251,278	59,798
Costs on uncompleted contracts, in excess of progress billings	(547,812)	(789,764)
Inventories – raw materials	4,201	(13,738)
Other current assets	167,263	(110,355)
Other noncurrent assets and liabilities	(30,961)	--
Accounts payable	(447,306)	(438,486)
Accrued expenses	(412,198)	67,709
Accrued taxes	(3,443)	--
Advanced claims payment	--	507,835
Billings on uncompleted contracts, in excess of related costs	(965,860)	(124,327)
Net cash provided by operating activities	1,912,088	373,278

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(452,820)	(192,215)
Net cash used in investing activities	(452,820)	(192,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(159,137)	--
Borrowings of long-term debt	6,227,500	--
Repayment of long-term debt	(5,064,745)	(700,174)
Net cash provided by (used in) financing activities	1,003,618	(700,174)
Effect of exchange rate on cash	(279)	(913)
Net increase (decrease) in cash	2,462,607	(520,024)
Cash, beginning of period	$1,332,166	$1,336,325
Cash, end of period	$3,794,773	$816,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$692,541	$525,421
Income taxes	$45,000	$--

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended December 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs. The new guidance requires entities to present debt issue costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by past guidance. The new guidance does not change the recognition or measurement of debt issuance costs. The Company adopted the standard retrospectively in the first quarter of the fiscal year ended March 31, 2017, or fiscal 2017. The adoption did not have a significant impact on our Consolidated Financial Statements.

Issued Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, the authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The new revenue recognition standard replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We are currently assessing the impacts this guidance may have on our Consolidated Financial Statements and disclosures. The guidance is effective for annual reporting periods beginning on or after December 15, 2017. We do not plan to early adopt the standard.

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our Consolidated Financial Statements and disclosures.

Other significant new standards not yet adopted are set forth in detail in Note 3 to the 2016 Form 10-K.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	December 31, 2016	March 31, 2016
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	8,843,922	8,418,243
Equipment under capital leases	65,568	65,568
Total property, plant and equipment	12,272,511	11,846,832
Less: accumulated depreciation	(7,524,621)	(7,032,648)
Total property, plant and equipment, net	$4,747,890	$4,814,184

Depreciation expense for the three and nine months ended December 31, 2016 and 2015 was $165,626 and $519,114 and $187,908 and $582,628, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	December 31, 2016	March 31, 2016
Cost incurred on uncompleted contracts, beginning balance	$5,491,605	$4,068,488
Total cost incurred on contracts during the period	9,186,786	12,783,323
Less cost of sales, during the period	(8,558,680)	(11,360,206)
Cost incurred on uncompleted contracts, ending balance	$6,119,711	$5,491,605

Billings on uncompleted contracts, beginning balance	$3,095,963	$2,060,244
Total billings incurred on contracts, during the period	13,592,476	17,889,671
Less: Contracts recognized as revenue, during the period	(13,619,578)	(16,853,952)
Billings on uncompleted contracts, ending balance	$3,068,861	$3,095,963

Cost incurred on uncompleted contracts, ending balance	$6,119,711	$5,491,605
Billings on uncompleted contracts, ending balance	3,068,861	3,095,963
Costs incurred on uncompleted contracts, in excess of progress billings	$3,050,850	$2,395,642

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of December 31, 2016 and March 31, 2016, we had billings on uncompleted contracts in excess of related costs of $663,158 and $1,629,018, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts on which all revenue recognition criteria were not met. We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred. We record provisions for losses within cost of sales in our condensed consolidated statements of operations and comprehensive income.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets included the following as of:
	December 31, 2016	March 31, 2016
Prepaid insurance	$205,472	$236,300
Payments advanced to suppliers	127,744	182,305
Collateral deposits	--	85,252
Other	30,307	26,951
Total	$363,523	$530,808

NOTE 7 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:
	December 31, 2016	March 31, 2016
Fixed assets held for sale	$123,900	$123,900
Other	--	52,444
Total	$123,900	$176,344

On March 31, 2016, we classified certain machinery and equipment in the amount of $123,900 to fixed assets held for sale. This amount approximates fair value net of selling costs and we expect to sell these fixed assets before the end of fiscal 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:
	December 31, 2016	March 31, 2016
Accrued compensation	$745,657	$872,114
Provision for contract losses	143,885	464,785
Accrued material purchases	107,396	--
Accrued professional fees	126,636	117,981
Accrued interest expense	10,907	296,344
Other	60,836	53,261
Total	$1,195,317	$1,804,485

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Our contract loss provision at March 31, 2016 included approximately $0.4 million for estimated contract losses in connection with a certain customer purchase agreement.

NOTE 9 – DEBT
	December 31, 2016	March 31, 2016
Commerce Term Loan due January 2022	$2,850,000	$--
People's Equipment Loan Facility due April 2021	3,031,046	--
Utica Credit Loan Note due November 2018	--	2,459,259
Revere Term Loan and Notes due January 2018	--	2,250,000
Obligations under capital lease	17,567	26,599
Total debt	$5,898,613	$4,735,858
Less: Debt issue costs, unamortized	$160,500	$47,342
Total debt, net	$5,738,113	$4,688,516
Less: Current portion of long-term debt	$696,245	$953,106
Long-term debt, net	$5,041,868	$3,735,410

Commerce Bank & Trust Company Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank & Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Commerce Loans.  The Commerce Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan will be made in 60 monthly installments of $19,260.46 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor's obligations under the Commerce Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at December 31, 2016.

The Commerce Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Commerce Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Commerce Loan Agreement, Ranor covenants (a) to cause its balance sheet leverage to be less than or equal to 3.50 to 1.00 for the fiscal year ending March 31, 2017, less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, and (b) that its annual capital expenditures shall not exceed $1,000,000 for the fiscal year ending March 31, 2017, $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  Compliance with the foregoing covenants will be tested annually commencing March 31, 2017.  The Commerce Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

The Commerce Loans may be accelerated upon the occurrence of an "Event of Default" (as defined in the Commerce Loan Agreement).  Events of Default include (i) the failure to pay any monthly installment payment before the tenth day following the due date of such payment; (ii) the failure of Ranor or TechPrecision to observe, perform or pay any obligations under the Commerce Loan Agreement or any other obligation to Commerce; (iii) the failure of Ranor or TechPrecision to pay any indebtedness in excess of $100,000 (other than the Commerce Loans) when due; (iv) any representation or warranty of Ranor or TechPrecision in the Commerce Loan Agreement and related documents, or the Loan Documents, being proven to have been incorrect, in any material respect, when made; (v) the failure of Ranor to discharge any attachment, levy or distraint on its property; (vi) any default by Ranor or TechPrecision under any of the collateral security documents executed in connection with the Commerce Loan Agreement past any applicable grace period; (vii) the failure of Ranor or TechPrecision to file or pay taxes when due, unless such taxes are being contested in a manner permitted under the Loan Documents; (viii) a change in ownership or control of Ranor or change in management of Ranor where either the chief executive officer or chief financial officer as of December 21, 2016 is replaced without Commerce's prior consent; (ix) Ranor or TechPrecision ceasing to do business as a going concern, making an assignment for the benefit of creditors, or commencing a bankruptcy or other similar insolvency proceeding; and (x) the entry of a judgment against Ranor or TechPrecision in excess of $150,000.  Some of the Events of Default are subject to certain cure periods.

In connection with the Commerce Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere High Yield Fund, LP, or Revere, as payment in full of Ranor's indebtedness owed to Revere pursuant that certain Term Loan and Security Agreement, dated as of December 22, 2014, by and between Ranor and Revere, as amended, or the TLSA.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.  Unamortized debt issue costs at December 31, 2016 were $81,782.

People's Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People's Capital and Leasing Corp., or People's.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People's loaned $3,011,648 to Ranor, or the People's Loan. The People's Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People's Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor's obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a debt service coverage ratio, or DSCR, of at least 1.5 to 1.0 during the term of the People's Loan.  The DSCR will be measured at the end of each fiscal year of the Company. The People's Loan may be accelerated upon the occurrence of an "Event of Default" (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods.

In connection with the MLSA, $2,653,353 of the proceeds from the People's Loan were disbursed to Utica Leaseco, LLC, or Utica, as payment in full for principal and interest under the existing Loan and Security Agreement, or LSA.  People's retained a holdback in the amount of $182,763.  The holdback was released to Ranor on July 6, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016.  Ranor retained $175,532 of the proceeds from the People's Loan for general corporate purposes. Unamortized debt issue costs at December 31, 2016 were $78,718.

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

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People's. The MLSA Amendment, dated as of December 20, 2016, amends the definition of "Permitted Liens" under the MLSA to include the liens held by Commerce pursuant to the terms of the Commerce Loan Agreement and to delete the reference to the liens held by Revere.

Capital Lease

We entered into a capital lease in April 2012 for certain office equipment. This lease was amended in fiscal 2014 when we purchased a replacement copier at Ranor. The lease, as amended, will expire in March 2018, bears interest at 6.0% per annum and requires monthly payments of principal and interest of $1,117. The amount of the lease recorded in property, plant and equipment, net as of December 31, 2016 and March 31, 2016 was $14,360 and $23,124, respectively.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  At the end of each interim period, we make an estimate of our annual expected effective tax rates in both the United States and China. For the three and nine months ended December 31, 2016, we recorded tax expense of $20,598 and $41,556, respectively, in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $60,127 and $44,557 for the nine months ended December 31, 2016 and 2015, respectively.

NOTE 12 - STOCK BASED COMPENSATION

2016 Equity Incentive Plan

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company's Annual Meeting of Stockholders, or the Annual Meeting, on December 8, 2016. The 2016 Plan succeeds the 2006 Plan and applies to awards granted after the Annual Meeting. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purposes of the 2016 Plan are to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued in respect of awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan), all of which shares may be issued in respect of incentive stock options. On December 8, 2016, there were 1,958,500 shares underlying awards issued under the 2006 Plan that remained outstanding. The 2006 Plan expired under its own terms in February 2016. Shares granted under the 2006 Plan will remain outstanding until expiration or settlement. Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

On December 27, 2016, in recognition of performance and to increase the alignment of his interests with those of our stockholders, TechPrecision granted to Alexander Shen, TechPrecision's Chief Executive Officer, a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50, the closing price of our common stock on the date of the grant.  The grant was made under the 2016 Plan and a Non-Qualified Stock Option Award Agreement, dated December 27, 2016, from TechPrecision to Mr. Shen. The option is immediately vested and exercisable with respect to 666,667 shares of common stock and will become vested and exercisable with respect to the remaining 333,333 shares on December 27, 2017, provided that Mr. Shen remains in continuous service as an employee of the Company through such vesting date. The options have a remaining weighted average contract life of nine years. The fair value of the options is $418,995 and $279,470 was expensed in the three months ended December 31, 2016. At December 31, 2016, there was $139,525 of total unrecognized compensation cost related to the stock options, and these costs are expected to be recognized over the next twelve months.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the period presented were 123.8% for volatility, 2.07% for the risk free interest rate, and approximately six years for the expected life. At December 31, 2016, there were 2,041,500 shares available for grant under the 2016 Plan.

The following table summarizes information about options under the 2006 Plan and the 2016 Plan for the periods presented below:

	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Granted	1,000,000	$0.500
Expired	(440,000)	$0.912
Outstanding at 12/31/2016	2,958,500	$0.383	$640,349	8.66
Vested or expected to vest at 12/31/2016	2,958,500	$0.383	$640,349	8.66
Exercisable and vested at 12/31/2016	1,958,500	$0.451	$373,163	8.37

At December 31, 2016, there was $179,004 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next fifteen months. The following table summarizes the activity of our stock options outstanding but not vested for the nine months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2016	1,028,334	$0.117
Granted	1,000,000	$0.500
Expired	(13,334)	$0.670
Vested	(1,015,000)	$0.080
Outstanding at 12/31/2016	1,000,000	$0.250

Other information relating to stock options outstanding at December 31, 2016 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,770,000	8.37	$0.30	1,770,000	$0.33
$1.01-$1.96	188,500	0.29	$1.59	188,500	$1.59
Totals	2,958,500			1,958,500

Restricted Stock Awards

In December 2014, each non-employee director waived any compensation owed to them for their service to the Company. On November 10, 2016, our board of directors determined that it would grant shares of common stock to each of our directors as compensation for their service to the Company during the period from January 1, 2014 to November 10, 2016.  Accordingly, our board of directors granted 600,000 shares of common stock to Mr. Leonard Anthony, 250,000 shares of common stock to each of Mr. Philip Dur and Mr. Michael Holly, and 200,000 shares of common stock to Mr. Robert Isaman and Mr. Andrew Levy. The grant of shares of common stock to Mr. Anthony also recognizes his uncompensated service as Executive Chairman of the Company during the period from January 1, 2014 to November 17, 2014. The Company recorded an expense of $780,000 in connection with these grants of shares of common stock, based on the closing market price of our common stock on the date of grant.

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2016, there were accounts receivable balances outstanding from four customers comprising approximately 84% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2016			March 31, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$288,182	37%	$	*	*	%
B		$128,053	17%	$	*	*	%
C		$124,102	16%	$	*	*	%
D		$109,662	14%		$225,415	11%
E	$	*	* %		$834,501	41%
F	$	*	* %		$315,699	16%
 *less than 10% of total

All of our sales recorded for the nine months ended December 31, 2016 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the nine months ended December 31, 2016. We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our revenue for the following periods:

	Three months ended December 31, 2016				Three months ended December 31, 2015				Nine months ended December 31, 2016			Nine months ended December 31, 2015
Customer	Dollars		Percent		Dollars		Percent		Dollars		Percent	Dollars		Percent
A		$3,113,121	59%			$1,568,714	45%			$6,398,186	47%		$3,057,140	26%
B	$	*	*	%	$	*	*	%		$2,166,171	16%	$	*	* %
C	$	*	*	%	$	*	*	%		$1,537,488	11%		$1,971,139	17%
D		$1,000,198	19%			$594,534	17%			$1,383,451	10%	$	*	* %
E	$	*	*	%	$	*	*	%	$	*	* %		$1,459,013	12%
F	$	*	*	%	$	*	*	%	$	*	* %		$1,192,848	10%
G	$	*	*	%		$354,469	10%		$	*	* %	$	*	* %
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

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2016 for future executive salaries during the next 12 months, including fiscal 2017 bonuses, was approximately $0.8 million.

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

	Three Months ended December 31, 2016	Three Months ended December 31, 2015	Nine Months ended December 31, 2016	Nine Months ended December 31, 2015
Basic EPS
Net income	$992,094	$12,003	$1,983,479	$472,960
Weighted average number of shares outstanding	28,156,115	27,324,593	27,602,775	26,084,080
Basic income per share	$0.03	$0.00	$0.07	$0.02
Diluted EPS
Net income	$992,094	$12,003	$1,983,479	$472,960
Dilutive effect of stock options, warrants and preferred stock	717,122	185,387	658,335	126,126
Diluted weighted average shares	28,873,237	27,509,980	28,261,110	26,210,206
Diluted income per share	$0.03	$0.00	$0.07	$0.02

All potential common share equivalents that have an anti-dilutive effect (i.e., those that increase income per share) are excluded from the calculation of diluted EPS. For the three and nine months ended December 31, 2016, there were, respectively, 423,500 and 1,428,500 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above. For the three and nine months ended December 31, 2015, there were, respectively, 2,630,837 and 3,407,066 of potential common share equivalents that were out-of-the-money and were not included in the EPS calculations above.

NOTE 16 – CLAIM ASSIGNMENT SETTLEMENT

On April 17, 2015, we entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products, Inc., or Citigroup, whereby we sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in Ranor's $3,740,956 unsecured claim against GT Advanced Technologies, Inc., or GTAT, in connection with GTAT's bankruptcy.  Pursuant to the Assignment Agreement, on April 21, 2015, Citigroup paid to Ranor an initial amount equal to $507,835, which was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim was fully and finally allowed against GTAT without objection. On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim in GTAT's bankruptcy was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a gain of $1,122,287 in the Statement of Operations and Comprehensive Income for the three months ended December 31, 2016.

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

All of our sales recorded for the nine months ended December 31, 2016 are from our U.S. segment. There were no sales generated from WCMC, our subsidiary in China, during the nine months ended December 31, 2016. At December 31, 2016, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we utilize the WCMC entity moving forward.

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2016, our largest customer accounted for approximately 47% of net sales, and our ten largest customers accounted for approximately 99% of our net sales. Our sales order backlog at December 31, 2016 was approximately $15.6 million compared with a backlog of $19.8 million at March 31, 2016.

For the nine months ended December 31, 2016, our net sales and net income were $13.6 million and $2.0 million, respectively, compared to net sales and net income of $12.0 million and $0.5 million, respectively, for the nine months ended December 31, 2015.  Our gross margin for the nine months ended December 31, 2016 was 37.2% compared with gross margin of 31.4% for the nine months ended December 31, 2015.

On April 17, 2015, the Company, through Ranor, entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim has been fully and finally allowed against GTAT without objection. On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a $1,122,287 gain in the three months ended December 31, 2016.

On April 26, 2016 we entered into the MLSA with People's. The proceeds from the MLSA totaled $3,377,500 and were used to pay off amounts outstanding under the LSA with Utica (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

On December 21, 2016 we closed the Commerce Loan Agreement with Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made the Term Loan to Ranor in the amount of $2,850,000 and made available to Ranor the Revolver Loan in the amount of $1,000,000.  Proceeds of $2,394,875 from Term Loan were disbursed to Revere as payment in full of Ranor's indebtedness owed to Revere pursuant to the TLSA (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

We generated $1.9 million of cash from operating activities for the nine months ended December 31, 2016 and had a cash balance of $3.8 million at December 31, 2016.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2016 Form 10-K. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2016, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – Recently Issued Accounting Pronouncements to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials (particularly steel), commodity prices, macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and foreign markets. Our order and revenue stream is uneven and reflects an irregular pattern of orders we receive from our customers as they gauge their customers' demand for new and existing products. Our results of operations are affected by our success in booking new contracts, our rate of progress fulfilling our obligations under our contracts, the timing of revenue recognition, delays in customer acceptances of products, and delays in deliveries of ordered products. A delay in deliveries or cancellations of orders would cause us to have inventories in excess of our short-term needs, and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. We continue to execute the business plan we developed in fiscal 2015, which has the immediate goal of realigning and stabilizing our cost structure so we can return to and sustain profitability, even at lower revenue levels. In connection with the execution of this business plan, we need to continue to replenish our backlog with orders from our key customers.

Three Months Ended December 31, 2016 and 2015

The following table sets forth information from our statements of operations in dollars and as a percentage of revenue:

(dollars in thousands)	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015		Changes from 2016 to 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$5,319	100%	$3,507	100%	$1,812	52%
Cost of sales	3,267	61%	2,435	69%	832	34%
Gross profit	2,052	39%	1,072	31%	980	91%
Selling, general and administrative	1,955	37%	768	22%	1,187	nm %
Gain from claims assignment settlement	(1,122)	21%	--	--%	(1,122)	nm %
Income from operations	1,219	23%	304	9%	915	nm %
Other income	1	--%	--	--%	1	--%
Interest expense	(207)	(4)%	(292)	(8)%	85	29%
Total other expense, net	(206)	(4)%	(292)	(8)%	86	29%
Income before income taxes	1,013	19%	12	--%	1,001	nm %
Income tax expense	21	--%	--	--%	21	nm %
Net income	$992	19%	$12	--%	$980	nm %
nm - not meaningful

Net Sales

For the three months ended December 31, 2016, net sales increased by approximately $1.8 million, or 52%, to $5.3 million. Our third quarter shipments reflect steady demand from our defense customers, albeit for different products and components than those shipped during the comparable period a year ago.  For the three months ended December 31, 2016, net sales in our defense markets increased by $1.9 million on higher volume of components shipped to one of our largest customers, and net sales in our precision industrial markets increased by $0.2 million primarily on higher volume of components shipped for medical systems. However, net sales in our energy markets decreased by $0.3 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, as the Company worked to replenish backlog and start up new projects. Our backlog in the energy market has increased by $2.3 million from March 31, 2016 to December 31, 2016.

Cost of Sales and Gross Margin

Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed and in-process within that period. Our cost of sales for the three months ended December 31, 2016 increased by 34% compared to the three months ended December 31, 2015 on higher shipment volume.  Gross margins during the three months ended December 31, 2016 were 38.6% compared with 30.6% for the three months ended December 31, 2015. Actual production activity during the three months ended December 31, 2016 resulted in normal overhead absorption for the reporting period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, or SG&A, increased by $1.2 million for the three months ended December 31, 2016. Non-cash share based compensation totaled $1.1 million for the three months ended December 31, 2016 as the Company remunerated its board members and chief executive officer, or CEO, for past service. Stock based compensation totaled $9,873 for the three months ended December 31, 2015. Professional fees increased by $134,952, primarily for outside advisory services rendered in connection with the Company's Annual Meeting in December 2016 and the expansion of the size of our board of directors. Salaries and related expenses decreased by $8,981 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Gain from Claims Assignment Settlement

On April 17, 2015, the Company entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. On November 8, 2016, the claim was resolved to the benefit of the Company. As a result, we recorded a gain of $1.1 million in the three months ended December 31, 2016 representing all of the proceeds received as a settlement under the Assignment Agreement.

Interest Expense and Other Income

The following table reflects interest expense and other income for the three months ended:

	December 31, 2016	December 31, 2015	$ Change	% Change
Other income	$1,130	$471	$659	nm %
Interest expense	$(157,112)	$(213,188)	$56,076	26%
Interest expense: non-cash	$(50,409)	$(78,720)	$28,311	36%
nm - not meaningful

Interest expense for the three months ended December 31, 2016 was lower compared to the three months ended December 31, 2015 due to lower interest rates. Non-cash interest expense reflects the amortization of deferred loan costs and deferred interest costs in connection with our outstanding debt.

Income Taxes

For the three months ended December 31, 2016, we recorded income tax expense of $20,598 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses. For the three months ended December 31, 2015, we recorded zero income tax expense.  The zero income tax expense recorded for the three months ended December 31, 2015 was the result of maintaining a full valuation allowance on our net deferred tax assets.

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

Net Income

As a result of the foregoing, we had net income of $992,094, or $0.03 per share basic and fully diluted, for the three months ended December 31, 2016, as compared to net income of $12,003, or $0.00 per share basic and fully diluted, for the three months ended December 31, 2015.

Nine Months Ended December 31, 2016 and 2015

The following table sets forth information from our statements of operations for the nine months ended December 31, 2016 and 2015, in dollars and as a percentage of revenue:

	Nine Months Ended December 31, 2016		Nine Months Ended December 31, 2015		Changes from 2016 to 2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$13,620	100%	$11,985	100%	$1,635	14%
Cost of sales	8,559	63%	8,223	69%	336	4%
Gross profit	5,061	37%	3,762	31%	1,299	35%
Selling, general and administrative	3,583	26%	2,482	21%	1,101	44%
Gain from claims assignment settlement	(1,122)	8%	--	--%	(1,122)	nm %
Income from operations	2,600	19%	1,280	11%	1,320	103%
Other income	9	--%	1	--%	8	nm %
Interest expense	(584)	(4)%	(808)	(7)%	224	28%
Total other expense, net	(575)	(4)%	(807)	(7)%	232	29%
Income before income taxes	2,025	15%	473	4%	1,552	nm %
Income tax expense	42	--%	--	--%	42	nm %
Net income	$1,983	15%	$473	4%	$1,510	nm %
nm - not meaningful

Net Sales

Our shipments for the nine months ended December 31, 2016 reflect steady demand from our customers for our services, albeit for different products and components than those shipped during the comparable period a year ago. For the nine months ended December 31, 2016, net sales increased by $1.6 million, or 14%, to $13.6 million.  For the nine months ended December 31, 2016, net sales to our defense customers, our largest market group, increased by $1.8 million compared to the nine months ended December 31, 2015, primarily on a higher volume of components shipped to defense contractors. Net sales in our precision industrial group increased by $1.7 million compared to the nine months ended December 31, 2015, primarily on a higher shipment volume for medical components, and net sales in our energy group decreased by $1.9 million compared to the nine months ended December 31, 2015 as a result of a slower order flow as our customers gauge their demand for new components. Our backlog in the energy market has increased by $2.3 million from March 31, 2016 to December 31, 2016.

Cost of Sales and Gross Margin

Gross margin in any reporting period is impacted by the mix of services we provide on projects completed within that period. Cost of sales consists primarily of raw materials, parts, labor, overhead, and subcontracting costs. Our cost of sales for the nine months ended December 31, 2016 increased by $0.3 million compared to the nine months ended December 31, 2015 to $8.6 million primarily on higher sales volume. Gross margins were 37.1% for the nine months ended December 31, 2016 and 31.4% for the nine months ended December 31, 2015. Gross profit was $5.1 million in the nine months ended December 31, 2016, or $1.3 million higher compared with the nine months ended December 31, 2015.

Selling, General and Administrative Expenses

Total SG&A expenses increased by $1.1 million for the nine months ended December 31, 2016. Non-cash share based compensation totaled $1.1 million for the nine months ended December 31, 2016, as the Company remunerated its board members and CEO for past services. Stock based compensation totaled $51,100 for the three months ended December 31, 2015. Professional fees increased by $302,685, primarily for outside advisory services rendered in connection with the Company's Annual Meeting in December 2016 and the expansion of the size of our board of directors. Salaries and related expenses decreased by $244,880 because of lower headcount in the nine months ended December 31, 2016 when compared with the nine months ended December 31, 2015.

Gain from Claims Assignment Settlement

On April 17, 2015, the Company entered into the Assignment Agreement with Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. On November 8, 2016, the claim was resolved to the benefit of the Company. As a result, we recorded a gain of $1.1 million for the nine months ended December 31, 2016 representing all of the proceeds received as a settlement under the Assignment Agreement.

Interest Expense and Other Income

The following table reflects interest expense and other income for the nine months ended:
	December 31, 2016	December 31, 2015	$ Change	% Change
Other income	$8,705	$1,561	$7,144	nm %
Interest expense	$(443,541)	$(525,450)	$81,909	16%
Interest expense: non-cash	$(140,458)	$(282,759)	$142,301	50%
nm - not meaningful

The Company refinanced its long-term debt during the nine months ended December 31, 2016. As a result, interest expense decreased by 28% due to lower interest rates when compared to the nine months ended December 31, 2015. Non-cash interest expense for the nine months ended December 31, 2016 reflects lower amounts of amortization for deferred loan costs in connection with our outstanding long-term debt.

Income Taxes

For the nine months ended December 31, 2016, we recorded income tax expense of $41,556 in connection with an accrual for alternative minimum tax due on taxable income in excess of net operating losses. For the nine months ended December 31, 2015, we recorded zero income tax expense, the result of maintaining a full valuation allowance on our net deferred tax assets.

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

Net Income

As a result of the factors described above, our net income was $2.0 million, or $0.07 per share basic and fully diluted, for the nine months ended December 31, 2016. For the nine months ended December 31, 2015, our net income was $472,960, or $0.02 per share basic and fully diluted.

Liquidity and Capital Resources

On December 21, 2016 we closed the Commerce Loan Agreement with Commerce.  Pursuant to the Commerce Loan Agreement,   Commerce made the Term Loan to Ranor in the amount of $2,850,000 and made available to Ranor the Revolver Loan in the amount of $1,000,000. Starting on January 20, 2017, payments on the Term Loan will be made in 60 monthly installments of $19,260.46 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021. Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000. Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points. Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. The Revolver Loan will mature on December 21, 2018. There were no amounts outstanding under the Revolver Loan at December 31, 2016.

In connection with the Commerce Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere as payment in full of Ranor's indebtedness owed to Revere pursuant to the TLSA.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.  The balance of the proceeds from the Term Loan were used to pay loan-related expenses.

The Company, through Ranor, entered into the Assignment Agreement with Citigroup on April 17, 2015. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor's right, title and interest in and to Ranor's $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor's claim has been fully and finally allowed against GTAT without objection.  On November 7, 2016, GTAT's legal counsel notified Citigroup that Ranor's unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a $1,122,287 gain in the three months ended December 31, 2016.

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

On December 21, 2016, TechPrecision and Ranor closed on the MLSA Amendment to the MLSA with People's. The MLSA Amendment amends the definition of "Permitted Liens" under the MLSA to include the liens held by Commerce pursuant to the terms of the Commerce Loan Agreement and to delete the reference to the liens held by Revere.

At December 31, 2016, we had cash of $3.8 million. Net cash provided by operating activities was $1.9 million for the nine months ended December 31, 2016. Net cash provided by operating activities for the nine months ended December 31, 2015 was $373,278. The Company is in compliance with all covenants, including financial covenants, contained in all of its debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

At December 31, 2016 and March 31, 2016, we had working capital of $5.0 million and $0.5 million, respectively. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	December 31, 2016	March 31, 2016	Change
Cash	$3,795	$1,332	$2,463
Working capital	$4,996	$510	$4,486
Total debt	$5,899	$4,736	$1,163
Total stockholders' equity	$4,803	$1,728	$3,075

The following table summarizes our primary cash flows for the nine months ended:

(dollars in thousands)	December 31, 2016	December 31, 2015	Change
Cash flows provided by (used in):
Operating activities	$1,912	$373	$1,539
Investing activities	(453)	(192)	(261)
Financing activities	1,004	(700)	1,704
Effects of foreign exchange rates on cash	--	(1)	1
Net increase (decrease) in cash	$2,463	$(520)	$2,983

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our ability to convert cash expended for materials, labor and overhead to finished goods ready for shipment and collecting the cash back from our trade receivables has improved significantly. Improved turnover of accounts receivable helped us to generate higher amounts of cash in the nine months ended December 31, 2016 when compared to the nine months ended December 31, 2015. Cash provided by operations for the nine months ended December 31, 2016 was $1.9 million compared with cash provided by operations of $0.4 million for the nine months ended December 31, 2015. For the nine months ended December 31, 2016 we recorded net income of $2.0 million compared with a net income of $0.5 million for the nine months ended December 31, 2015. Cash provided by operations for the nine months ended December 31, 2016 was augmented by the final payment of $614,452 received under the Assignment Agreement with Citigroup.

Investing activities

Net cash used in investing activities totaled $452,820 for fixed assets for the nine months ended December 31, 2016. The nine month period ended December 31, 2015 was marked by cash outflows for capital spending for new equipment of $192,215.

Financing activities

Net cash provided by financing activities was $1,003,618 for the nine months ended December 31, 2016. During the nine months ended December 31, 2016, we received proceeds from our MLSA with People's and Term Loan with Commerce of $3,377,500 and $2,850,000, respectively. In connection with the MLSA, $2,459,259 of the proceeds from the People's Loan were disbursed to Utica, as payment in full of the principal obligations under the LSA. In connection with the Commerce Loan Agreement, $2,250,000 of the proceeds from Term Loan were disbursed to Revere, as payment in full of Ranor's indebtedness owed to Revere. During the nine months ended December 31, 2016 we paid $159,137 in loan closing costs and $355,486 for monthly principal payments on our outstanding debt.

For the nine months ended December 31, 2015, cash used in financing activities was $700,174, all of which was used to make principal payments on our outstanding debt.

All of the above activity resulted in a net increase in cash for the nine months ended December 31, 2016 of $2.5 million, compared with a net decrease in cash of $520,024 for the nine months ended December 31, 2015. We have no off-balance sheet assets or liabilities.

As noted above, the Company refinanced all of its long-term debt during the nine month period ended December 31, 2016. As a result there was an increase in long-term borrowings. However, because of a decrease in the interest rates on the new long-term debt, the Company's obligation for interest on long-term fixed-rate debt will decrease compared to its obligation at March 31, 2016. During the nine months ended December 31, 2016 there were no other material changes to our commitments and contractual obligations. A table summarizing the amounts and estimated timing of future cash payments from commitments and contractual obligations was provided in the 2016 Form 10-K.

Item 4. Controls and Procedures

Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and Chief Financial Officer, or CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Lawsuit

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2016 Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company.
10.2	Amendment, dated December 20, 2016, to Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People's Capital and Leasing Corp. and Ranor, Inc.
10.3	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen.
10.4 †	TechPrecision Corporation 2016 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	101.INS XBRL Instance Document
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

TECHPRECISION CORPORATION

Dated: February 14, 2017	By:	/s/ Thomas Sammons
Thomas Sammons Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.4 †	TechPrecision Corporation 2016 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document

 † Management contract or compensatory arrangement or plan.