Form 10-K
period 2017-03-31
TECHPRECISION CORP
filed 2017-06-29
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.7 million.

The number of shares outstanding of the registrant’s common stock as of June 8, 2017 was 28,824,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

PART I

Item 1. Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in three main industry groups: defense, energy and precision industrial. The finished products are used in a variety of markets including: defense, aerospace, nuclear, medical and precision industrial. Our mission is to be the leading end-to-end service provider to our markets by furnishing custom, fully integrated solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

References in this annual report to “the Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise, while references to “TechPrecision” refer to TechPrecision Corporation and not its subsidiaries.

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

Our operations in China are conducted through WCMC. Since 2011, WCMC, through its subcontractors, has historically provided large-scale precision component fabrication and machining solutions. At March 31, 2017, we did not have any open customer orders for WCMC in our backlog. We are evaluating how we will utilize the WCMC entity moving forward.

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

We serve our customers in the defense, aerospace, nuclear, medical and precision industrial markets. Examples of products we have manufactured within such industries during recent years include, but are not limited to custom components for ships and submarines, aerospace equipment, components for nuclear power plants and components for large scale medical systems.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2017, or fiscal 2017, two suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2016, or fiscal 2016, no single supplier accounted for 10% or more of our purchased material.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and also initiate contacts with new potential customers through various sources including personal contacts and customer referrals. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2017 and fiscal 2016.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 98% and 96% of our total revenue in fiscal 2017 and fiscal 2016, respectively. Our group of largest customers can change from year to year. However, our largest single customer in fiscal 2017 and fiscal 2016 was the same prime defense contractor and accounted for 41% and 21% of our net sales during fiscal 2017 and fiscal 2016, respectively. Our defense and aerospace customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems. We also serve customers who supply components to the nuclear power industry; and we build components and major assemblies for large scale medical systems being installed at certain medical institutions throughout North America.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2017 and 2016 are displayed in the table below:

(dollars in thousands)	2017		2016
Net Sales	Amount	Percent	Amount	Percent
Defense	$14,466	78%	$12,260	73%
Energy	$1,822	10%	$3,496	21%
Precision Industrial	$2,262	12%	$1,098	6%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2017 or fiscal 2016:

(dollars in thousands)	2017			2016
Net Sales		Amount	Percent		Amount	Percent
Defense Customer 1		$7,516	41%		$3,519	21%
Defense Customer 2		$2,424	13%		$2,958	18%
Energy Customer 1	$	*	* %		$1,802	11%
Precision Industrial Customer 1		$2,166	12%	$	*	* %

* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2017, we had a backlog of orders totaling approximately $15.8 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at March 31, 2016 was $19.8 million. There was no revenue generated by WCMC in fiscal 2017 or fiscal 2016. At March 31, 2017, we did not have any open customer orders for WCMC in our backlog.

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

Government Regulations

Although we have a limited number of contracts with government agencies, a significant portion of our manufacturing services are provided as a subcontractor to prime government contractors. Such prime government contractors are subject to government procurement and acquisition regulations which give the government the right to terminate these contracts for convenience, certain renegotiation rights, and rights of inspection. Any government action which affects our customers who are prime government contractors would affect us.

Because of the nature and use of our products, we are subject to compliance with quality assurance programs, compliance with which is a condition for our ability to bid on government contracts and subcontracts. We believe we are in compliance with all of these programs.

We are also subject to laws and regulations applicable to manufacturing operations, such as federal and state occupational health and safety laws, and environmental laws, which are discussed in more detail below under “Environmental Compliance.” WCMC operates under a business license granted by the appropriate government authorities in China. WCMC must operate under the terms and scope of that license in order to maintain its right to conduct business operations in China.

Environmental Compliance

We are subject to compliance with U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2017 and 2016 were not material.

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

Personnel

As of March 31, 2017, we had approximately 102 employees, of whom all are full time employees, 23 are salaried and 79 are hourly. None of our employees is represented by a labor union.

Item 1A. Risk Factors.

Our business, results of operations and financial condition and the industry in which we operate are subject to various risks. We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks. More information concerning certain of these risks is contained in other sections of this annual report on Form 10-K, including in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs.  For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract.  For other products, we may be competing against foreign manufacturers who have a lower cost of production.  If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products.  In such event, we would be at a disadvantage in seeking to obtain that contract.  We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.  Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales.  To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns, which may adversely affect our results of operations.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

Because most of our contracts are individual purchase orders and not long-term agreements, there is no guarantee that we will be able to generate a similar amount of revenue in the future.

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we will have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, medical and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2017 our largest customer accounted for 41% of our revenue and our three largest customers accounted for approximately 65% of our revenue. For the year ended March 31, 2016, our three largest customers accounted for approximately 49% of our revenue, with the largest accounting for 21% of our revenue. In addition, our backlog at March 31, 2017 was $15.8 million, of which 84% was attributable to five customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer accounted for 41% of our revenue in the fiscal year ended March 31, 2017, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are early stage companies and are dependent on the equity capital markets to finance their purchase of our products.

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

The availability of certain critical raw materials, such as steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys, is subject to factors that are not within our control.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

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

We must make regular capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive.  We may not be in a position to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner.  The cost to repair or replace much of our equipment or facilities could be significant.  We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

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

Our operating results may fluctuate significantly from quarter to quarter. While we recorded a net profit in fiscal 2016 and fiscal 2017, we recorded a net loss in fiscal 2015. We cannot be certain that we will maintain profitability in the future.

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

Demand in our end-use markets, including companies in the defense, aerospace, industrial, and nuclear industries, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

We could be adversely affected by reductions in defense spending.

Because certain of our products are used in a variety of military applications, including ships and submarines, we derive a significant portion of our revenue from the defense industry. In fiscal 2017, 78% of our revenue was derived from customers in the defense industry, and in fiscal 2016, 73% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. Changes in military strategy and priorities, or reductions in defense spending, may affect current and future funding of these programs and could reduce the demand for our products, which could adversely affect our financial position, results of operations and cash flows.

Failure to obtain and retain skilled technical personnel could adversely affect our operations.

Our production facilities require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals, and there can be no assurance that we will be successful in attracting and retaining qualified personnel to fulfill our current or future needs. This could increase our costs or have other adverse effects on our operations.

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

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long lived assets.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

If our customers successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Due to the circumstances under which many of our products are used and the fact that some of our products are relied upon by our customers in their facilities or operations, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We have been subject to claims in the past, and we may be subject to claims in the future. A successful product liability claim or series of claims against us, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

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

Disruptions in the credit markets have severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

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

The stock market can experience significant volatility, and the volatility of stocks often does not relate to the operating performance of the companies represented by the stock.  The market price of our common stock could be subject to significant fluctuations because of general market conditions and because of factors specifically related to our businesses.

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

We may use, and have in the past used, stock options, stock grants and other equity-based incentives to provide motivation and compensation to our directors, officers, employees and key independent consultants.  The award of any such incentives will result in immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.  The exercise of these options and the sale of stock issued upon such exercise or pursuant to stock grants may have an adverse effect upon the price of our stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

To date, the trading volume of our common stock has fluctuated, and there is typically a low volume of trading in our common stock. Generally, lower trading volumes adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

If securities analysts do not publish research or reports about our business, if they issue unfavorable commentary or downgrade their rating on our common stock, or if we fail to meet projections and estimates of earnings developed by such analysts, the price of our common stock could decline.

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

We currently maintain an office in China. Accordingly, we, through our WCMC subsidiary, are subject to other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  China also strictly prohibits bribery of government officials. Violations of Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Our ability to repatriate cash to the United States from China may be limited by foreign country laws regulating the distribution of cash and earnings.

Any restrictions on currency exchanges may limit our ability to use future revenue generated by WCMC in Chinese yuan renminbi, or RMB, to fund any business activities outside China or to make dividends or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, particularly the restriction that foreign enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own approximately 145,000 square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts. Our current facilities in Westminster are adequate for our present operational requirements. Our loans from the Commerce Bank and Trust Company are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

In November 2015, we leased approximately 1,000 square feet of office space in Wuxi City, Jiangsu Province, China, which currently houses WCMC.  The lease has a two-year term and base rent of approximately $4,000 annually.

Item 3. Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees (“Plaintiffs”) of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion. Plaintiffs claim that Ranor’s modification to its personal time off (“PTO”) policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. The pre-trial discovery phase ended on June 21, 2017. No trial date has been set.

Item 4. Mine Safety Disclosures

Not applicable to the registrant.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	55	Chief Executive Officer
Thomas Sammons	62	Chief Financial Officer

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary, and he also serves as president of our WCMC subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution.  Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011, and served as Chief Executive Officer of Ryerson Mexico & Vice President – International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility.  Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc.  His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures.  Mr. Shen holds a B.S. in Engineering from Michigan State University.

Thomas Sammons became our Chief Financial Officer in October 2015. Mr. Sammons has also served as Vice President, Finance, of Ranor, Inc. since March 9, 2015.  Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology and procurement services, from February 2012 through February 2015 and as international controller and business unit controller at Ryerson, Inc., from May 2005 through January 2012.  Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College and an M.B.A. from Cornell University.

There are no family relationships among any directors or executive officers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTCQB Market under the symbol “TPCS”.  The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTCQB Market for the last two completed fiscal years. The quarterly high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended March 31, 2017
4th Quarter (three months ended March 31, 2017)	$0.99	$0.49
3rd Quarter (three months ended December 31, 2016)	$0.60	$0.42
2nd Quarter (three months ended September 30, 2016)	$0.59	$0.33
1st Quarter (three months ended June 30, 2016)	$0.42	$0.18

Fiscal year ended March 31, 2016
4th Quarter (three months ended March 31, 2016)	$0.23	$0.15
3rd Quarter (three months ended December 31, 2015)	$0.24	$0.13
2nd Quarter (three months ended September 30, 2015)	$0.26	$0.07
1st Quarter (three months ended June 30, 2015)	$0.11	$0.06

As of June 8, 2017, we had approximately 1,723 record holders of our common stock. We have not paid dividends on our common stock since our incorporation in 2005, and the covenants in our debt agreements have prohibited us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

For certain information concerning securities authorized for issuance under our 2016 long-term incentive plan, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to:

•	our ability to change the composition of our revenues and effectively reduce operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	restrictions in our ability to our operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

All of our sales recorded for fiscal 2017 were generated in the U.S. There were no sales generated from WCMC, our subsidiary in China, during fiscal 2017. At March 31, 2017, we did not have any open customer orders for WCMC in our backlog. We are evaluating how to utilize the WCMC entity moving forward.

We historically have experienced, and continue to experience, customer concentration. For fiscal 2017 and fiscal 2016, our largest customer accounted for approximately 41% and 21% of reported net sales, respectively. For fiscal 2017, we had six customers, who each generated in excess of $1.0 million in revenue for the Company, which accounted for approximately 91% of our revenue, in the aggregate. Our sales order backlog at March 31, 2017 was approximately $15.8 million compared with a backlog of $19.8 million at March 31, 2016.

Recent Developments

On April 17, 2015, the Company, through Ranor, entered into that certain Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products, Inc., or Citigroup. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GT Advanced Technologies, or GTAT, a customer Ranor had been involved with in arbitration proceedings. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor’s claim has been fully and finally allowed against GTAT without objection. On November 7, 2016, GTAT’s legal counsel notified Citigroup that Ranor’s unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a $1,122,287 gain in our statement of operations for the fiscal year ended March 31, 2017.

On April 26, 2016 we entered into that certain Master Loan and Security Agreement No. 4180, or the MLSA, with People’s Capital and Leasing Corp., or People’s. The proceeds from the MLSA totaled $3,377,500 and were used to pay off amounts outstanding under our previous Loan and Security Agreement with Utica LeaseCo., LLC, or Utica (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).

On December 21, 2016 we closed that certain Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank and Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000 and made available to Ranor a revolving line of credit in the amount of $1,000,000.  Proceeds of $2,394,875 from the term loan were disbursed to Revere High Yield Fund, LP, or Revere, as payment in full of Ranor’s indebtedness owed to Revere pursuant to a prior agreement with Revere (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).

For fiscal 2017, our net sales and net income were $18.6 million and $5.1 million, respectively, compared with net sales of $16.9 million and net income of $1.4 million, for fiscal 2016.  Our gross margins for fiscal 2017 were 32.9% compared with gross margins of 32.6% in fiscal 2016. We generated $1.7 million of cash from operating activities in fiscal 2017 and had a cash balance of $3.1 million at March 31, 2017.

Strategy

We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in all of our markets. We concentrate our sales and marketing activities on customers under three main industry groups, defense, energy and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand with key customers into markets that have shown increasing demand.

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered components consisting of critical sonar housings and fairings, missile tubes, and other critical components. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are additional opportunities to secure increased business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production.

Energy

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear), and our customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure you that we will be able to develop any significant business from the nuclear industry. However, our Ranor subsidiary has the certifications required to produce the necessary components for new nuclear power plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector.

Precision Industrial

We serve a number of different customers in our precision industrial group. Included in this group is a key customer who installs proprietary proton beam radiotherapy systems. We manufacture components for these large scale medical systems for this customer. The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure.

Critical Accounting Policies

Revenue and Related Cost Recognition

We have written agreements or purchase orders with our customers that specify contract prices and delivery terms. Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and a determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer’s specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit when the products are produced and delivered, or when services are rendered. We determine progress toward completion on production contracts based on output measures, such as units delivered, or in some cases, input measures, such as labor hours incurred. In fiscal 2017 and 2016, all of our revenue was recognized under the units of delivery method.

We may combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned when the products are produced and delivered.

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

Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the range that would result in the lowest profit margin is used (the lowest contract revenue estimate and the highest contract cost estimate).

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

For fiscal 2017, the Company has recorded a deferred tax asset of $3.4 million, which includes the benefit of $2.7 million in loss carryforwards, which expire in varying amounts between 2026 and 2036. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Our tax accounts for fiscal 2016 included a full valuation allowance on our deferred tax assets.

As of March 31, 2017, our federal net operating loss carryforward was approximately $6.6 million. If not utilized, the federal net operating loss carryforward will expire in 2035. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited. This limitation applies to net operating losses accumulated prior to the ownership change in February 2006.

New Accounting Pronouncements

See Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of less than twelve months. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Key Performance Indicators

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we also utilize and present certain financial measures that are not based on or included in U.S. GAAP. We refer to these as Non-GAAP financial measures.  Please see the section “EBITDA Non-GAAP financial measures” below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest U.S. GAAP financial measures.

Years Ended March 31, 2017 and 2016

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	2017		2016		Changes Year Ended March 31, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$18,550	100%	$16,854	100%	$1,696	10%
Cost of sales	12,454	67%	11,360	67%	1,094	10%
Gross profit	6,096	33%	5,494	33%	602	11%
Selling, general and administrative	4,336	24%	3,385	20%	951	28%
Gain from claims assignment settlement	(1,122)	(6)%	—	—	(1,122)	nm
Income from operations	2,882	15%	2,109	13%	773	37%
Other income	8	—%	1	—%	7	nm
Interest expense	(644)	(3)%	(752)	(5)%	108	14%
Total other expense, net	(636)	(3)%	(751)	(5)%	115	15%
Income before income taxes	2,246	12%	1,358	8%	888	65%
Income tax benefit	(2,834)	(15)%	—	—%	(2,834)	nm
Net income	$5,080	27%	$1,358	8%	$3,722	nm

nm – not meaningful

Net Sales

Our shipments in fiscal 2017 included orders for new and repeat business from existing key customers. Generally, increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for new components. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. For fiscal 2017, net sales increased by $1.7 million, or 10%, to $18.6 million compared to fiscal 2016.  Net sales in our defense market, increased by $2.2 million in fiscal 2017 compared to fiscal 2016, primarily on higher shipments of new product components to our largest defense customers.  Net sales in our precision industrial market increased by $1.2 million when compared to fiscal 2016, primarily on a higher shipment volume of medical components. Net sales in our energy market decreased by $1.7 million when compared to fiscal 2016 as a result of a slower order flow as our customers gauge their demand for new components. Our backlog in the energy market has increased by $1.3 million from March 31, 2016 to March 31, 2017.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead, and subcontracting costs. Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Our cost of sales for fiscal 2017 increased by $1.1 million compared to fiscal 2016 primarily on higher sales volume. Gross margins were 32.9% for fiscal 2017 and 32.6% for fiscal 2016. Gross profit was $6.1 million in fiscal 2017, or $0.6 million higher compared to fiscal 2016. New contract losses totaled $0.1 million in fiscal 2017, and are included in cost of sales.

Selling, General and Administrative Expenses

Total SG&A expenses increased by $1.0 million for fiscal 2017, primarily the result of non-cash share based compensation totaling $1.2 million for fiscal 2017, as the Company remunerated its board members and CEO for past services. Stock based compensation totaled $88,041 for fiscal 2016. Professional fees increased by $0.4 million, primarily for outside advisory services rendered in connection with the Company’s Annual Meeting in December 2016 and the expansion of the size of our board of directors. Salaries and related expenses decreased by $0.5 million because of lower headcount in fiscal 2017 when compared with fiscal 2016.

Gain from Claims Assignment Settlement

The Company entered into the Assignment Agreement with Citigroup on April 17, 2015. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GTAT. On November 8, 2016, Ranor’s unsecured claim in GTAT’s bankruptcy was fully allowed without objection. As a result, we recorded a one-time gain of $1.1 million for the fiscal year ended March 31, 2017, representing all of the proceeds received as a settlement under the Assignment Agreement.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the fiscal years ended March 31:

	2017	2016	$ Change	% Change
Other income	$8,439	$1,229	$7,210	nm
Interest expense	$(542,741)	$(512,199)	$(30,542)	(6)%
Amortization of debt issue costs	$(101,280)	$(240,081)	$138,801	58%

nm – not meaningful

The amount of interest expense recorded in future years is expected to be lower due to lower interest rates in connection with our debt refinancing transactions. Interest expense in fiscal 2016 included the reversal of deferred interest expense for $240,741, which reduced total interest expense recorded in fiscal 2016. We avoided the payment of the deferred interest when we refinanced our long-term debt in fiscal 2017.

Income Taxes

For the year ended March 31, 2017 we recorded a tax benefit of $2.8 million, which included current tax expense of $37,361 and deferred tax expense $0.8 million, net of the release of a valuation allowance of $3.6 million. The release of the valuation allowance was based on the weight of positive evidence at the balance sheet date, primarily the result of improving business performance and financial trends and achieving sustained profitability in certain tax jurisdictions.

Our future effective tax rate will be affected if earnings are lower than anticipated in tax jurisdictions with lower statutory rates and higher than anticipated in tax jurisdictions with higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Net Income

As a result of the foregoing, for fiscal 2017, our net income was $5.1 million or $0.18 per share basic and fully diluted, compared with net income of $1.4 million, or $0.05 per share basic and fully diluted, for fiscal 2016.

Liquidity and Capital Resources

On December 21, 2016 we closed the Commerce Loan Agreement with Commerce Bank.  Pursuant to the Commerce Loan Agreement,   Commerce made a term loan to Ranor in the amount of $2,850,000 and made available to Ranor a revolving line of credit in the amount of $1,000,000. Starting on January 20, 2017, payments on the term loan will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021. Advances under the revolving line of credit will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000. Advances made under any revolving loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points. Interest-only payments on advances made under the revolving credit facility will be payable monthly in arrears. All outstanding loans under the revolving credit facility will mature on December 21, 2018. There were no amounts outstanding under the revolving credit facility at March 31, 2017.

In connection with the Commerce Loan Agreement, $2,394,875 of the proceeds from the term loan were disbursed to Revere as payment in full of Ranor’s indebtedness owed to Revere pursuant to a prior agreement with Revere.  Ranor retained $426,467 of the proceeds from the term loan for general corporate purposes.  The balance of the proceeds from the term loan were used to pay loan-related expenses.

On April 26, 2016, TechPrecision, through Ranor, executed and closed the MLSA with People’s. Loan proceeds were disbursed to Ranor on April 26, 2016. Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor under the People’s Loan. Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum. The Company covenants to maintain a debt service coverage ratio, or DSCR, of at least 1.5 to 1.0 during the term of the People’s Loan. The DSCR will be measured at the end of each fiscal year of the Company. People’s retained a holdback in the amount of $182,763. The holdback was released to Ranor in July 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016. Ranor retained $175,532 of the proceeds from the People’s Loan for general corporate purposes.

On October 4, 2016, TechPrecision and Ranor became committed to Schedule 2 to the MLSA.  Pursuant to Schedule 2, People’s made an additional loan in the amount of $365,852 to Ranor upon the terms and conditions set forth in the MLSA and Schedule 2. Ranor will repay the additional loan in monthly installments of $7,399 for principal and interest over 60 months. The additional loan is guaranteed by TechPrecision pursuant to the original Corporate Guaranty from TechPrecision in favor of People’s dated March 31, 2016. The Additional People’s Loan is secured by a security interest in certain machinery and equipment of Ranor as provided in Schedule 2.

The Company, through Ranor, entered into the Assignment Agreement with Citigroup on April 17, 2015. Pursuant to the terms of the Assignment Agreement, Ranor sold, transferred, conveyed and assigned to Citigroup all of Ranor’s right, title and interest in and to Ranor’s $3,740,956 unsecured claim against GTAT. Pursuant to the Assignment Agreement, Citigroup paid to Ranor an initial amount equal to $507,835, which amount was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor’s claim has been fully and finally allowed against GTAT without objection.  On November 7, 2016, GTAT’s legal counsel notified Citigroup that Ranor’s unsecured claim was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a $1,122,287 gain in the three months ended December 31, 2016.

At March 31, 2017, we had cash and cash equivalents of $3.1 million. Net cash provided by operating activities was $1.7 million for fiscal 2017. Net cash provided by operating activities for fiscal 2016 was $1.0 million. We believe that the Company is in material compliance with all covenants, including financial covenants, contained in all of its debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

At March 31, 2017, we had working capital of $5.0 million as compared with working capital of $0.5 million at March 31, 2016. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	March 31, 2017	March 31, 2016	Change Amount
Cash and cash equivalents	$3,066	$1,332	$1,734
Working capital	$4,979	$510	$4,469
Total debt	$5,781	$4,735	$1,046
Total stockholders’ equity	$8,214	$1,728	$6,486

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	March 31, 2017	March 31, 2016	Change Amount
Cash flows provided by (used in):
Operating activities	$1,730	$1,048	$682
Investing activities	(788)	(222)	(566)
Financing activities	792	(830)	1,622
Net increase (decrease) in cash	$1,734	$(4)	$1,738

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for fiscal 2017 was $1.7 million compared with cash provided by operations of $1.0 million for the fiscal 2016. Cash provided by operations for the fiscal years 2017 and 2016 were augmented by payments of $614,452 and $507,835, respectively, received under the Assignment Agreement with Citigroup.

Investing activities

Fiscal 2017 was marked by a year of increased investment in the Company’s plant and equipment. Net cash used in investing activities totaled $787,808, primarily for new factory machinery and auto equipment during the fiscal year ended March 31, 2017.

Fiscal 2016 cash outflows for capital spending was $17,600 for new equipment. In addition, in fiscal 2016, we spent $204,064 to replace all of the fluorescent lighting in our fabrication and machine shops with LED lighting.  The project was completed as planned in accordance with all applicable terms and conditions.

Financing activities

Net cash provided by financing activities was $792,434 for the fiscal year ended March 31, 2017. In fiscal 2017 we received proceeds from our MLSA with People’s and Term Loan with Commerce of $3,377,500 and $2,850,000, respectively. In connection with the MLSA, $2,459,259 of the proceeds from the People’s Loan were disbursed to Utica, as payment in full of the principal obligations under our previous Loan and Security Agreement with Utica. In connection with the Commerce Loan Agreement, $2,250,000 of the proceeds from Term Loan were disbursed to Revere, as payment in full of Ranor’s indebtedness owed to Revere. In addition, in fiscal 2017, we paid $198,449 in loan closing costs and $527,358 for monthly principal payments on our outstanding debt.

In fiscal 2016, net cash used in financing activities was $0.8 million. In fiscal 2016 we used $0.9 million to meet our normal monthly debt obligations, and $0.1 million on costs in connection with our long-term debt refinancing program. In addition, our LED lighting project qualified for a capital incentive grant of $146,000 and a financing component of $58,064 (included in accrued expenses current and noncurrent) for a total of $204,064.

All of the above activity resulted in a net increase in cash of $1.7 million in fiscal 2017 compared with a decrease in cash of $4,159 in fiscal 2016. Collateral securing such notes comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

The following table sets forth information as of March 31, 2017 as to our contractual obligations:

	Payments due by period
(dollars in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt and capital lease obligations	$5,781	$717	$1,612	$3,452	$—
Interest on debt and capital leases	1,179	359	544	276	—
Employee compensation	1,185	1,185	—	—	—
Purchase obligations	890	890	—	—	—
Non-cancellable operating leases	2	2	—	—	—
Total	$9,037	$3,153	$2,156	$3,728	$—

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the fiscal year ended March 31, 2017, any off-balance sheet assets, liabilities or arrangements.

EBITDA Non-GAAP Financial Measure

To complement our consolidated statements of operations and comprehensive income and consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $5.1 million for the year ended March 31, 2017, as compared to $1.4 million for the year ended March 31, 2016. EBITDA, a non-GAAP financial measure, was $3.6 million for the year ended March 31, 2017, as compared to $2.9 million for the year ended March 31, 2016. Net income and EBITDA increased $3.7 million and $0.7 million, respectively, over the prior period.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our consolidated financial statements:

(dollars in thousands)	Year ended March 31, 2017	Year ended March 31, 2016	Change Amount
Net income	$5,080	$1,358	$3,722
Income tax benefit	(2,834)	(1)	(2,833)
Interest expense (1)	644	752	(108)
Depreciation	689	748	(59)
EBITDA	$3,579	$2,857	$722
(1)	Includes amortization of debt issue costs.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of TechPrecision Corporation

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechPrecision Corporation, as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Philadelphia, Pennsylvania

June 29, 2017

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,066,156	$1,332,166
Accounts receivable, net	1,870,672	2,022,480
Costs incurred on uncompleted contracts, in excess of progress billings	2,097,221	2,395,642
Inventories - raw materials	141,792	128,595
Other current assets	422,096	530,808
Total current assets	7,597,937	6,409,691
Property, plant and equipment, net	4,912,202	4,814,184
Deferred income taxes	3,393,110	684,270
Other noncurrent assets, net	100,000	176,344
Total assets	$16,003,249	$12,084,489

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$365,308	$996,065
Accrued expenses	893,415	1,804,485
Income taxes payable	—	9,032
Advanced claims payment	—	507,835
Billings on uncompleted contracts, in excess of related costs	642,831	1,629,018
Current portion of long-term debt	717,481	953,106
Total current liabilities	2,619,035	5,899,541
Long-term debt, including capital leases	4,874,721	3,735,410
Deferred income taxes	521,430	684,270
Noncurrent accrued expenses	17,742	37,097
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at March 31, 2017, and 27,324,593 shares issued and outstanding at March 31, 2016	2,882	2,732
Additional paid in capital	8,258,820	7,094,749
Accumulated other comprehensive income	19,328	21,568
Accumulated deficit	(310,709)	(5,390,878)
Total stockholders’ equity	7,970,321	1,728,171
Total liabilities and stockholders’ equity	$16,003,249	$12,084,489

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended March 31,
	2017	2016
Net sales	$18,550,674	$16,853,952
Cost of sales	12,454,542	11,360,206
Gross profit	6,096,132	5,493,746
Selling, general and administrative	4,336,987	3,385,009
Gain from claims assignment settlement	(1,122,287)	—
Income from operations	2,881,432	2,108,737
Other income	8,439	1,229
Interest expense	(644,021)	(752,280)
Total other expense, net	(635,582)	(751,051)
Income before income taxes	2,245,850	1,357,686
Income tax benefit	(2,834,319)	(768)
Net income	$5,080,169	$1,358,454
Other comprehensive loss, before tax:
Foreign currency translation adjustments	$(2,240)	$(1,993)
Other comprehensive loss, before tax	(2,240)	(1,993)
Other comprehensive loss, net of tax	$(2,240)	$(1,993)
Comprehensive income	$5,077,929	$1,356,461
Net income per share (basic)	$0.18	$0.05
Net income per share (diluted)	$0.18	$0.05
Weighted average number of shares outstanding (basic)	27,908,155	26,392,514
Weighted average number of shares outstanding (diluted)	28,611,074	26,572,737

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Outstanding	Preferred Stock	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Total Stockholders’ Equity
Balance 3/31/2015	1,927,508	$524,210	24,669,958	$2,467	$6,487,589	$23,561	$(6,749,332)	$288,495
Share based compensation					88,041			88,041
Restricted shares issued, net of shares returned for withholding taxes			135,000	13	(4,839)			(4,826)
Conversion of preferred stock	(1,927,508)	(524,210)	2,519,635	252	523,958			—
Net Income							1,358,454	1,358,454
Other comprehensive loss, net of tax benefit ($0)						(1,993)		(1,993)
Balance 3/31/2016	—	$—	27,324,593	$2,732	$7,094,749	$21,568	$(5,390,878)	$1,728,171
Share based compensation					384,221			384,221
Common stock awards			1,500,000	150	779,850			780,000
Net Income							5,080,169	5,080,169
Other comprehensive loss, net of tax benefit ($0)						(2,240)		(2,240)
Balance 3/31/2017	—	$—	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,080,169	$1,358,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	689,293	747,553
Amortization of debt issue costs	101,280	240,081
Loss on disposal of equipment	62,140	—
Stock based compensation expense	1,164,221	88,041
Change in contract losses	(304,465)	(69,014)
Deferred income taxes	(2,871,680)	—
Gain from claims assignment settlement – noncash portion	(507,835)	—
Changes in operating assets and liabilities:
Accounts receivable	151,808	(1,196,117)
Costs incurred on uncompleted contracts, in excess of progress billings	298,421	(387,398)
Inventories – raw materials	(13,197)	6,217
Other current assets	108,692	7,411
Other noncurrent assets and liabilities	7,978	(193,906)
Accounts payable	(630,757)	(668,295)
Accrued expenses	(611,076)	180,687
Accrued taxes payable	(9,032)	9,032
Billings on uncompleted contracts, in excess of related costs	(986,187)	417,512
Advanced claims payment	—	507,835
Net cash provided by operating activities	1,729,773	1,048,093

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(787,808)	(17,600)
Capital expenditures for lighting project	—	(204,064)
Net cash used in investing activities	(787,808)	(221,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(198,449)	(100,472)
Proceeds from lighting project grant	—	204,064
Borrowings of long-term debt	6,227,500	—
Repayment of long-term debt	(5,236,617)	(933,651)
Net cash provided by (used in) financing activities	792,434	(830,059)
Effect of exchange rate on cash and cash equivalents	(409)	(529)
Net increase (decrease) in cash and cash equivalents	1,733,990	(4,159)
Cash and cash equivalents, beginning of period	1,332,166	1,336,325
Cash and cash equivalents, end of period	$3,066,156	$1,332,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$789,743	$683,871
Income taxes	$65,000	$—

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2017

On January 3, 2017, the Company entered into a new capital lease for office equipment. The transaction increased gross Property, Plant and Equipment and Debt obligations recorded under the capital lease by $54,376.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to contract accounting, accounts receivable, inventories, the recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $14,805 and $8,115 at March 31, 2017 and 2016, respectively.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2017 and 2016.

Inventories

Inventories - raw materials is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included under depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of machinery and equipment, costs and related accumulated depreciation are eliminated and gains or losses are recognized in the statement of operations.

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was $7,158 of interest cost capitalized in fiscal 2017.

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

Debt Issuance Costs

Costs incurred in connection with obtaining financing for long-term debt are capitalized and presented as a reduction of the carrying amount of the related debt. Costs incurred in connection with obtaining financing for revolving credit facilities and lines of credit are capitalized and presented as deferred financing costs. Loan acquisition costs are being amortized using the effective interest method over the term of the loan.

Operating Leases

Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease certain office space in China under a long-term, non-cancelable operating lease agreement. The lease expires in October 2017.

Fair Value Measurements

We account for fair value of financial instruments which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements in accordance with ASC No. 820, Fair Value Measurement (ASC 820). The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

Research and Development

We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2017 or fiscal 2016.

Selling, General, and Administrative

Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

29

	2017	2016
Salaries and related expenses	$2,795,376	$2,234,830
Professional fees	1,008,223	597,833
Other general and administrative	533,388	552,346
Total Selling, General and Administrative	$4,336,987	$3,385,009

Stock Based Compensation

Stock based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock based compensation is included in selling, general and administrative expense amounted to $1,164,221 and $88,041 for the fiscal years ended March 31, 2017 and 2016, respectively. See Note 12 – Stock Based Compensation for additional disclosures related to stock based compensation.

Net Income per Share of Common Stock

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock and stock options calculated using the treasury stock method. See Note 17 – Earnings per Share for additional disclosures related to net income per share.

Revenue and Related Cost Recognition

We have written agreements or purchase orders with our customers that specify contract prices and delivery terms. Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and a determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer’s specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit when the products are produced and delivered, or when services are rendered. We determine progress toward completion on production contracts based on output measures, such as units delivered, or in some cases, input measures, such as labor hours incurred. In fiscal 2017 and 2016, all of our revenue was recognized under the units of delivery method.

We may combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned when the products are produced and delivered.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or market. We record provisions for contract losses within costs of sales in our Consolidated Statement of Operations and Comprehensive Income.

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

Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. When we can only estimate a range of revenues and costs, we use the most likely estimate within the range. If we cannot determine which estimate in the range is most likely, the amounts within the range that would result in the lowest profit margin is used (the lowest contract revenue estimate and the highest contract cost estimate).

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales. Shipping and handling costs billed to customers in connection with the sale are included in net sales.

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

Reclassifications

Certain reclassifications of prior-year financial information presented herein for comparative purposes have been reclassified to conform with current-year presentation. The reclassifications had no impact on 2016 net income.

New Accounting Standards

New Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs. The new guidance requires entities to present debt issue costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by past guidance. The new guidance does not change the recognition or measurement of debt issuance costs. The Company adopted the standard retrospectively in the first quarter of the fiscal year ended March 31, 2017, or fiscal 2017. Debt issuance costs related to revolving credit facilities and lines of credit will continue to be capitalized and presented as deferred financing costs. At March 31, 2016, long-term debt obligations were previously reported in the consolidated balance sheets as $3,782,752 with the associated $47,342 reported as deferred financing costs included in other assets. The fiscal 2016 unamortized debt issuance costs are now presented as a direct reduction of long-term debt obligations in these consolidated financial statements.

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

The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Current practice is primarily a risk and rewards based model, while the new standard introduces the concept of inventory control and satisfaction of performance obligations over time. We are currently assessing the impact that the new revenue recognition guidance may have on our Consolidated Financial Statements and disclosures by comparing our current revenue recognition policy with the requirements of the new standard. It is possible that our current practices may no longer be viable under the new revenue recognition guidance.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our Consolidated Financial Statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The guidance in ASU 2016-16 requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. The new guidance eliminates additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the Statement of Operations and Comprehensive Income. The standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted if all provisions are adopted within the same period. The guidance is required to be applied on either a prospective, modified retrospective, or retrospective basis depending on the provisions applied. This new guidance will not have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not determined the impact ASU 2016-02 will have on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. Current guidance requires inventory to be measured at the lower of cost or market where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance is effective for periods beginning after December 15, 2016 with early adoption permitted. The guidance is required to be applied prospectively. This guidance will not have a significant impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:

	2017	2016
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	8,601,199	8,418,243
Construction in progress	487,331	—
Equipment under capital leases	54,376	65,568
Total property, plant and equipment	12,505,927	11,846,832
Less: accumulated depreciation	(7,593,725)	(7,032,648)
Total property, plant and equipment, net	$4,912,202	$4,814,184

Depreciation expense, which includes amortization of equipment under capital leases, for the years ended March 31, 2017 and 2016 was $689,293 and $747,553, respectively. On March 31, 2017 and 2016 we classified certain machinery and equipment as assets held for sale. See Note 6 – Other Noncurrent Assets.

Capitalized leases included in machinery and equipment were $54,376 and $65,568 at March 31, 2017 and 2016, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $2,719 and $42,443 at March 31, 2017 and 2016, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the year ended March 31, 2017 was $7,158.

In fiscal 2016, the Company purchased LED lighting which qualified for a capital incentive grant of $146,000 and a financing component of $58,064 (included in accrued expenses current and non- current) for total funds received of $204,064. The net cost of the purchase of the LED lighting of $58,064 is recorded in property, plant and equipment.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of March 31:

	2017	2016
Cost incurred on uncompleted contracts, beginning balance	$5,491,605	$4,068,488
Total cost incurred on contracts during the year	12,501,752	12,783,323
Less cost of sales, during the year	(12,454,542)	(11,360,206)
Cost incurred on uncompleted contracts, ending balance	$5,538,815	$5,491,605

Billings on uncompleted contracts, beginning balance	$3,095,963	$2,060,244
Plus: Total billings incurred on contracts, during the year	18,896,305	17,889,671
Less: Contracts recognized as revenue, during the year	(18,550,674)	(16,853,952)
Billings on uncompleted contracts, ending balance	$3,441,594	$3,095,963

Cost incurred on uncompleted contracts, ending balance	$5,538,815	$5,491,605
Billings on uncompleted contracts, ending balance	3,441,594	3,095,963
Costs incurred on uncompleted contracts, in excess of progress billings	$2,097,221	$2,395,642

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of March 31, 2017 and 2016, we had billings in excess of costs totaling $642,831 and $1,629,018, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets included the following as of March 31:

	2017	2016
Payments advanced to suppliers	$107,591	$182,305
Prepaid insurance	229,132	236,300
Collateral deposits	—	85,252
Other	85,373	26,951
Total	$422,096	$530,808

NOTE 6 – OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:

	2017	2016
Assets held for sale	$100,000	$123,900
Prepaid loan costs	—	52,444
Total	$100,000	$176,344

At March 31, 2017 and 2016, we classified certain machinery and equipment of $100,000 and $123,900, respectively, to assets held for sale. This amount approximates fair value net of selling costs. In fiscal 2017, we wrote down certain machinery held for sale by $43,900, and subsequently sold this machinery in May 2017. We also classified other equipment in fiscal 2017 for $20,000 to assets held for sale. We expect to sell this remaining fixed asset before the end of fiscal 2018.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:

	2017	2016
Accrued compensation	$568,766	$872,114
Provision for contract losses	148,699	464,785
Accrued interest expense	9,155	296,344
Accrued professional fees	142,648	117,981
Other	24,147	53,261
Total	$893,415	$1,804,485

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Our contract loss provision at March 31, 2016 included approximately $0.5 million for estimated contract losses in connection with a certain customer purchase agreement.

NOTE 8 – DEBT

Long-term debt included the following as of March 31:

	2017	2016
Commerce Term Loan due January 2022	$2,828,844	$—
People’s Equipment Loan Facility due April 2021	2,884,982	—
Utica Credit Loan Note due November 2018	—	2,459,259
Revere Term Loan and Notes due January 2018	—	2,250,000
Obligations under capital leases	67,353	26,599
Total debt	$5,781,179	$4,735,858
Less: debt issue costs unamortized	$188,977	$47,342
Total debt, net	$5,592,202	$4,688,516
Less: Current portion of long-term debt	$717,481	$953,106
Total long-term debt, net	$4,874,721	$3,735,410

Commerce Bank & Trust Company Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank & Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Commerce Loans.  The Commerce Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Commerce Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at March 31, 2017.

The Commerce Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Commerce Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Commerce Loan Agreement, Ranor covenants (a) to cause its balance sheet leverage to be less than or equal to 3.50 to 1.00 for the fiscal year ending March 31, 2017, less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, and (b) that its annual capital expenditures shall not exceed $1,000,000 for the fiscal year ending March 31, 2017, $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  Compliance with the foregoing covenants will be tested annually commencing March 31, 2017.  At March 31, 2017, the DSCR and the leverage ratio was 2.86 to 1.00 and 1.00 to 1.00, respectively. The Commerce Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

The Commerce Loans may be accelerated upon the occurrence of an “Event of Default” (as defined in the Commerce Loan Agreement).  Events of Default include (i) the failure to pay any monthly installment payment before the tenth day following the due date of such payment; (ii) the failure of Ranor or TechPrecision to observe, perform or pay any obligations under the Commerce Loan Agreement or any other obligation to Commerce; (iii) the failure of Ranor or TechPrecision to pay any indebtedness in excess of $100,000 (other than the Commerce Loans) when due; (iv) any representation or warranty of Ranor or TechPrecision in the Commerce Loan Agreement and related documents, or the Loan Documents, being proven to have been incorrect, in any material respect, when made; (v) the failure of Ranor to discharge any attachment, levy or distraint on its property; (vi) any default by Ranor or TechPrecision under any of the collateral security documents executed in connection with the Commerce Loan Agreement past any applicable grace period; (vii) the failure of Ranor or TechPrecision to file or pay taxes when due, unless such taxes are being contested in a manner permitted under the Loan Documents; (viii) a change in ownership or control of Ranor or change in management of Ranor where either the chief executive officer or chief financial officer as of December 21, 2016 is replaced without Commerce’s prior consent; (ix) Ranor or TechPrecision ceasing to do business as a going concern, making an assignment for the benefit of creditors, or commencing a bankruptcy or other similar insolvency proceeding; and (x) the entry of a judgment against Ranor or TechPrecision in excess of $150,000.  Some of the Events of Default are subject to certain cure periods.

In connection with the Commerce Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere High Yield Fund, LP, or Revere, as payment in full of Ranor’s indebtedness owed to Revere pursuant that certain Term Loan and Security Agreement, dated as of December 22, 2014, by and between Ranor and Revere, as amended, or the TLSA.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.  Unamortized debt issue costs at March 31, 2017 were $77,198.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s Capital and Leasing Corp., or People’s.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. At March 31, 2017, the DSCR was 2.86 to 1.00. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods.

In connection with the MLSA, $2,653,353 of the proceeds from the People’s Loan were disbursed to Utica Leaseco, LLC, or Utica, as payment in full for principal and interest under the existing Loan and Security Agreement, or LSA.  People’s retained a holdback in the amount of $182,763.  The holdback was released to Ranor on July 6, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016.  Ranor retained $175,532 of the proceeds from the People’s Loan for general corporate purposes. Unamortized debt issue costs at March 31, 2017 were $111,778.

On October 4, 2016, TechPrecision and Ranor became committed to Schedule No. 002 to the MLSA, or Schedule 2. Pursuant to Schedule 2, People’s made an additional loan in the amount of $365,852, or the Additional People’s Loan, to Ranor upon the terms and conditions set forth in the MLSA and Schedule 2. Ranor will repay the Additional People’s Loan in monthly installments of principal and interest of $7,399 over 60 months.  The Additional People’s Loan is guaranteed by TechPrecision pursuant to the original Corporate Guaranty from TechPrecision in favor of People’s dated March 31, 2016.  The Additional People’s Loan is secured by a security interest in certain machinery and equipment of Ranor as provided in Schedule 2.

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amends the definition of “Permitted Liens” under the MLSA to include the liens held by Commerce pursuant to the terms of the Commerce Loan Agreement and to delete the reference to the liens held by Revere.

Term Loan and Security Agreement

On December 22, 2014, TechPrecision, Ranor and Revere entered into the Term Loan and Security Agreement, or TLSA. Pursuant to the TLSA, Revere loaned an aggregate of $2.25 million to Ranor under the First Loan Note in the aggregate principal amount of $1.5 million and the Second Loan Note in the aggregate principal amount of $750,000. The First Loan Note was collateralized by a secured interest in Ranor's Massachusetts facility and certain machinery and equipment at Ranor. The Second Loan Note was collateralized by a secured interest in certain accounts, inventory and equipment of Ranor. Payments under the TLSA, the First Loan Note and the Second Loan Note were due as follows: (a) payments of interest only on advanced principal on a monthly basis on the first day of each month from February 1, 2015 until December 31, 2015 with an annual interest rate on the unpaid principal balance of the First Loan Note and the Second Loan Note equal to 12% per annum and (b) the principal balance plus accrued and unpaid interest payable on December 31, 2015. Ranor's obligations under the TLSA, the First Loan Note and the Second Loan Note were guaranteed by TechPrecision pursuant to a Guaranty Agreement with Revere. Ranor utilized approximately $1.45 million of the proceeds of the First Loan Note and Second Loan Note to pay off bond obligations owed to Santander Bank, N.A. plus breakage fees on a related interest swap of $217,220 under the loan agreement with Santander Bank, N.A. The remaining proceeds of the First Loan Note and the Second Loan Note were retained by the Company for general corporate purposes.

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

On January 22, 2016, TechPrecision, Ranor and Revere entered into the Second Modification Agreement, which further amended the TLSA. In connection with the Second Modification Agreement, Ranor executed the Amended and Restated Notes in favor of Revere.

The Second Modification Agreement (a) extended the maturity date of the term loans made pursuant to the TLSA to January 22, 2018, (b) amended the amortization schedule such that payments under the TLSA and Amended and Restated Notes are due as follows: (i) payments of interest only on advanced principal on a monthly basis on the first day of each month from March 1, 2016 until January 1, 2017 and (ii) payments of $9,375 in principal plus accrued interest on a monthly basis on the first day of each month from February 1, 2017 until January 22, 2018, (c) reduced the annual interest rate on the unpaid principal balance of the loans to 10% per annum, or the Interest Rate, from 12% per annum, (d) amended the definition of the Minimum Guaranteed Interest payable by Ranor to Revere on the earlier of prepayment in full of the loans or payment in full of the loans on the maturity date to the greater of (i) twelve (12) months interest at the Interest Rate on the amount outstanding on the loans or (ii) interest due on any amount advanced under the TLSA at the Interest Rate, (e) added a restrictive covenant whereby Ranor must maintain monthly minimum cash balances, with failure to comply with such restrictive covenant an event of default pursuant to which Revere may accelerate the repayment of the loans, and (f) included a reaffirmation of TechPrecision’s guarantee of Ranor’s obligations under the TLSA and the Amended and Restated Notes pursuant to a Guaranty Agreement between TechPrecision and Revere.

Pursuant to the TLSA, as amended by the Second Modification Agreement, Ranor was subject to certain affirmative and negative covenants, including a minimum cash balance covenant which required that we maintain minimum month end cash balances that range from $640,000 to $1,000,000. We were required to maintain a cash balance of $786,212 at March 31, 2016. We were in compliance with all covenants under the TLSA at March 31, 2016.

The obligations under the TLSA were paid in full prior to the maturity date on December 21, 2016.

Loan and Security Agreement

On May 30, 2014, TechPrecision and Ranor entered into the Loan and Security Agreement, or LSA, with Utica. Pursuant to the LSA, Utica agreed to loan $4.15 million to Ranor under a Credit Loan Note, which was collateralized by a first secured interest in certain machinery and equipment at Ranor.  Payments under the LSA and the Credit Loan Note were due in monthly installments with an interest rate on the unpaid principal balance of the Credit Loan Note equal to 7.5% plus the greater of 3.3% or the six-month LIBOR interest rate, as described in the Credit Loan Note. Ranor’s obligations under the LSA and the Credit Loan Note were guaranteed by TechPrecision. At March 31, 2016, the rate of interest on the debt under the LSA was 10.8%.

Pursuant to the LSA, Ranor was subject to certain restrictive covenants which, among other things, restricted Ranor’s ability to (1) declare or pay any dividend or other distribution on its equity, purchase or retire any of its equity, or alter its capital structure; (2) make any loan or guaranty or assume any obligation or liability; (3) default in payment of any debt in excess of $5,000 to any person; (4) sell any of the collateral outside the normal course of business; and (5) enter into any transaction that would materially or adversely affect the collateral or Ranor’s ability to repay the obligations under the LSA and the Credit Loan Note.  The restrictions contained in these covenants were subject to certain exceptions specified in the LSA and in some cases could have been waived by written consent of Utica.  Any failure to comply with the covenants outlined in the LSA without waiver by Utica or certain other provisions in the LSA would constitute an event of default, pursuant to which Utica could have accelerated the repayment of the loan. In connection with the execution of the LSA, the Company paid approximately $0.24 million in fees and associated costs and utilized approximately $2.65 million of the proceeds of the Credit Loan Note to pay off, or complete a refinancing of, debt obligations owed to Santander Bank N.A. under a loan agreement. We retained approximately $1.27 million of the proceeds of the Credit Loan Note for general corporate purposes.

The obligations under the LSA and the Credit Loan Note were paid in full prior to the maturity date on April 26, 2016.

Capital Lease

We entered into a new capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of $1,169.

Concurrently, in January 2017 we retired certain office equipment under an existing capital lease which was amended in 2014. The revised lease term will expire in March 2018 and the required monthly payments of principal and interest will be $1,187 through October 2017, and then $720 until the lease payment expire in September 2018.

The maturities of all of our debt including the capital lease are as follows: 2018: $717,481, 2019: $799,744, 2020: $811,896, 2021: $935,893 and 2022: $2,516,165.

NOTE 9 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects income (loss) from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for the applicable fiscal years ended March 31:

	2017	2016
U.S. operations	$2,268,906	$1,409,487
Foreign operations	(23,056)	(51,801)
Income from operations before tax	2,245,850	1,357,686
Income tax benefit	(2,834,319)	(768)
Net income	$5,080,169	$1,358,454

The income tax benefit consists of the following as of March 31:

	2017	2016
Current
Federal	$37,361	$9,032
State	—	(9,800)
Total Current	$37,361	$(768)
Deferred
Federal	(2,320,258)	—
State	(551,422)	—
Total Deferred	$(2,871,680)	$(768)
Income tax benefit	$(2,834,319)	$(768)

Reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax benefit for income taxes reported in the Consolidated Statements of Operations and Comprehensive Income for fiscal years ended March 31:

	2017	2016
Federal statutory income tax	$763,589	$461,613
State income tax, net of federal benefit	41,603	(6,468)
Change in valuation allowance	(3,580,148)	(485,846)
Stock based compensation	—	23,096
Other	(59,363)	6,887
Income tax benefit	$(2,834,319)	$(768)

We adopted the new presentation of deferred taxes requiring deferred income tax assets and liabilities to be classified as noncurrent in our Consolidated Balance Sheets in the fourth quarter of fiscal 2016, on a prospective basis. The following table summarizes the components of deferred income tax assets and liabilities:

	2017	2016
Deferred Tax Assets:
Compensation	$162,571	$307,427
Loss on uncompleted contracts	58,409	180,521
Foreign currency translation adjustment	5,508	5,455
Other liabilities not currently deductible	364,569	265,455
Share based compensation awards	245,811	92,744
Net operating loss carryforward	4,093,968	4,950,542
Valuation allowance	(1,537,726)	(5,117,874)
Total Deferred Tax Assets	$3,393,110	$684,270
Deferred Tax Liabilities:
Accelerated depreciation	$(521,430)	$(684,270)
Total Deferred Tax Liabilities	$(521,430)	$(684,270)
Net Deferred Tax Asset	$2,871,680	$—

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

The valuation allowance on deferred tax assets at March 31, 2017 was $1.5 million as compared to $5.1 million at March 31, 2016, a decrease of $3.6 million. The decrease was primarily related to the release of a valuation allowance on deferred tax assets which are no longer required primarily as a result of achieving sustained profitability in certain tax jurisdictions. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.5 million on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

The following table summarizes carryforwards of net operating losses and tax credits as of March 31, 2017:

	Amount	Begins to Expire:
Federal net operating losses	$6,589,720	2026
Federal alternative minimum tax credits	$122,578	Indefinite
State net operating losses	$26,022,238	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $1.2 million. As such, at March 31, 2017, we have approximately $5.4 million of post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2013 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income.

NOTE 10 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $82,189 and $61,302 for the years ended March 31, 2017 and 2016, respectively.

NOTE 11 - CAPITAL STOCK

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2017 and March 31, 2016.  There were 28,824,593 and 27,324,593 shares of common stock outstanding at March 31, 2017 and March 31, 2016, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. Our board of directors had created one series of preferred stock - the Series A Convertible Preferred Stock.

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

On September 24, 2015, 1,927,508 shares of Series A Convertible Preferred Stock were converted into 2,519,635 shares of common stock. There were no shares of Series A Convertible Preferred Stock outstanding at March 31, 2017 and 2016, as the last outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock in fiscal 2016.

NOTE 12 - STOCK BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders, or the Annual Meeting, on December 8, 2016. The 2016 Plan succeeds the 2006 Plan and applies to awards granted after the Annual Meeting. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purposes of the 2016 Plan are to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued in respect of awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan), all of which shares may be issued in respect of incentive stock options. On December 8, 2016, there were 1,958,500 shares underlying awards issued under the 2006 Plan that remained outstanding. The 2006 Plan expired under its own terms in February 2016. Awards granted under the 2006 Plan will remain outstanding until expiration or settlement. Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

On March 31, 2017, in connection with a consulting agreement with our retiring directors, we granted stock options to the retiring members of our board of directors to collectively purchase 66,668 shares of common stock at an exercise price of $0.75 per share, the fair market value on the date of grant. All of the options granted vested immediately and will expire on the second anniversary of the grant date. The fair value of the options is $24,350 and was expensed on March 31, 2017.

On December 27, 2016, in recognition of performance and to increase the alignment of his interests with those of our stockholders, TechPrecision granted to Alexander Shen, TechPrecision’s Chief Executive Officer, a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50, the closing price of our common stock on the date of the grant.  The grant was made under the 2016 Plan and a Non-Qualified Stock Option Award Agreement, dated December 27, 2016, from TechPrecision to Mr. Shen. The option was immediately vested and exercisable with respect to 666,667 shares of common stock and will become vested and exercisable with respect to the remaining 333,333 shares on December 27, 2017, provided that Mr. Shen remains in continuous service as an employee of the Company through such vesting date. The options have a remaining weighted average contract life of nine years. The fair value of the options is $418,995 and $314,350 was expensed in the fiscal year ended March 31, 2017. At March 31, 2017, there was $133,117 of total unrecognized compensation cost related to the stock options, and these costs are expected to be recognized over the next twelve months.

On July 1, 2015, we granted stock options to members of our board of directors to collectively purchase 30,000 shares of common stock at an exercise price of $0.10 per share, the fair market value on the date of grant. Fifty percent of the options vested upon the six month anniversary of the grant date while the remaining fifty percent of the options vested upon the eighteen month anniversary of the grant date.

On August 12, 2015, we granted stock options to our chief executive officer to purchase in total 1,000,000 shares of common stock at an exercise price of $0.08 per share, the fair market value on the date of grant. One third of the options vested on the date of the grant, one third of the options vested on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date.

On January 21, 2016, we granted stock options to our chief financial officer to purchase in total 500,000 shares of common stock at an exercise price of $0.17 per share, the fair market value on the date of grant. One third of the options vested on the date of the grant, one third of the options vested on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the period presented range from 110.2% to 123.8% for volatility, 1.93% to 2.07% for the risk free interest rate, and approximately two to six years for the expected life. At March 31, 2017, there were 1,997,332 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2015	1,190,500	$1.049	$21,600	5.18
Granted	1,530,000	$0.110
Exercised	(135,000)	$0.080
Forfeited	(187,000)	$0.841
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Granted	1,066,668	$0.516	250,000
Expired	(440,000)	$0.770
Forfeited	(22,500)	$0.912
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Vested or expected to vest at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Exercisable and vested at 3/31/2017	2,169,334	$0.434	$843,266	5.72

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2017 and fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the year ended March 31, 2016 was $10,800.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2015	112,500	$0.664
Granted	1,530,000	$0.110
Forfeited	(40,000)	$0.670
Vested	(574,166)	$0.216
Outstanding at 3/31/2016	1,028,334	$0.117
Granted	1,066,668	$0.516
Forfeited	(13,333)	$0.670
Vested	(1,248,335)	$0.352
Outstanding at 3/31/2017	833,334	$0.266

The total fair value of shares vested during the year was $439,835. Other information relating to stock options outstanding at March 31, 2017 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,821,668	6.40	$0.31	1,988,334	$0.33
$1.01-$1.96	181,000	3.28	$1.60	181,000	$1.60
Totals	3,002,668			2,169,334

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

At March 31, 2017, there were accounts receivable balances outstanding from three customers comprising 83% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2017			March 31, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$961,463	51%		$834,501	41%
B		$406,428	22%		$315,699	16%
C		$187,410	10%	$	*	* %
D	$	*	* %		$225,415	11%

*less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the fiscal year ended:

	March 31, 2017			March 31, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$7,515,795	41%		$3,519,258	21%
B		$2,324,504	13%		$2,958,232	18%
C		$2,166,171	12%	$	*	* %
D	$	*	* %		$1,802,148	11%

*less than 10% of total

NOTE 14 – SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.

NOTE 15 – COMMITMENTS

Operating Leases

We lease approximately 1,000 square feet of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires in October 2017. The lease can be renewed on an annual basis.

Rent expense for all operating leases for the fiscal years ended March 31, 2017 and 2016 was $3,738 and $21,206, respectively.

Future minimum lease payments required under non-cancellable operating leases at March 31, 2017 totaled $1,983.

Expiration of a Lease

The Company leased approximately 1,100 square feet located at 992 Old Eagle School Road, Wayne, Pennsylvania, pursuant to an office lease with GPX Wayne Office Properties, L.P., or GPX Wayne. On June 30, 2016, this office lease expired under its own terms and was not renewed. Other than as described above, there is no relationship between the Company and GPX Wayne.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2017 for future executive salaries during the fiscal year ending March 31, 2018, including severance for our former chief financial officer and fiscal 2017 bonuses payable after March 31, 2017, was approximately $0.8 million. The aggregate commitment at March 31, 2017 was approximately $0.4 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2017, we had $0.9 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new machinery and equipment.

Class Action Lawsuit

On or about February 26, 2016, nine former employees of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. The pre-trial discovery phase ended on June 21, 2017. No trial date has been set.

NOTE 16 – CLAIM ASSIGNMENT SETTLEMENT

On April 17, 2015, we entered into an Assignment of Claim Agreement, or the Assignment Agreement, with Citigroup Financial Products, Inc., or Citigroup, whereby we sold, transferred, conveyed and assigned to Citigroup all of Ranor’s right, title and interest in Ranor’s $3,740,956 unsecured claim against GT Advanced Technologies, Inc., or GTAT, in connection with GTAT’s bankruptcy.  Pursuant to the Assignment Agreement, on April 21, 2015, Citigroup paid to Ranor an initial amount equal to $507,835, which was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor’s claim was fully and finally allowed against GTAT without objection. On November 7, 2016, GTAT’s legal counsel notified Citigroup that Ranor’s unsecured claim in GTAT’s bankruptcy was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a gain of $1,122,287 in the Statement of Operations and Comprehensive Income for the three months ended December 31, 2016.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2017	March 31, 2016
Basic EPS
Net Income	$5,080,169	$1,358,454
Weighted average shares	27,908,155	26,392,514
Basic Income per share	$0.18	$0.05
Diluted EPS
Net Income	$5,080,169	$1,358,454
Dilutive effect of stock options	702,919	180,223
Diluted weighted average shares	28,611,074	26,572,737
Diluted Income per share	$0.18	$0.05

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,472,668 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations above for the year ended March 31, 2017. For the year ended March 31, 2016 there were 1,368,500 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

NOTE 18 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2017 and 2016. The data has been derived from our unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Net Income for each of the periods presented includes contract losses and unabsorbed overhead that increased cost of goods sold and lowered gross profit. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2017
Net Sales	$4,644	$3,656	$5,319	$4,931
Gross Profit	$1,535	$1,474	$2,052	$1,035
Net Income	$445	$546	$992	$3,097
Basic Income per share	$0.02	$0.02	$0.03	$0.11
Diluted Income per share	$0.02	$0.02	$0.03	$0.11
Year ended March 31, 2016
Net Sales	$4,374	$4,103	$3,507	$4,869
Gross Profit	$1,283	$1,408	$1,072	$1,731
Net Income	$206	$255	$12	$885
Basic Income per share	$0.01	$0.01	$0.00	$0.03
Diluted Income per share	$0.01	$0.01	$0.00	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Committees” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2018 Annual Meeting” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2017 and 2016

Consolidated Statement of Stockholders’ Equity as of March 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibits Index to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
June 29, 2017	By:	/s/ Thomas Sammons
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

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 29, 2017
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 29, 2017
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairman of the Board	June 29, 2017
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 29, 2017
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 29, 2017
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 29, 2017
Walter M. Schenker

Exhibit Index

Exhibit No.	Description
2.1	Assignment of Claim Agreement, dated April 17, 2015, by and between Ranor, Inc. and Citigroup Financial Products Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on April 23, 2015).

3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).

3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).

3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).

4.1	Amended and Restated Term Note in the original principal amount of $1,500,000 in the name of Revere High Yield Fund, LP, dated January 22, 2016 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016).

4.2	Amended and Restated Term Note in the original principal amount of $750,000 in the name of Revere High Yield Fund, LP, dated January 22, 2016 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016).

10.1	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).

10.2	Amendment, dated December 20, 2016, to Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).

10.3†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).

10.4†	TechPrecision Corporation 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017).

10.5†	2006 Long-term Incentive Plan, as restated effective November 22, 2010 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011 and).

10.6	Purchase and Sale Agreement, dated December 20, 2010, between WM Realty Management, LLC and Ranor, Inc. (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011).

10.7†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013).

10.8†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014).

10.9†	Separation, Severance and Release Agreement, dated July 14, 2014, between TechPrecision Corporation and Robert Francis (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on July 18, 2014).

10.10†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014).

10.11	Lease Agreement, dated June 1, 2015, by and between GPX Wayne Office Properties, L.P. and TechPrecision Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 5, 2015).

10.12	Term Loan and Security Agreement, dated December 22, 2014, by and between Revere High Yield Fund, LP and Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014).

10.13	Guaranty Agreement, dated December 22, 2014, by and between TechPrecision Corporation and Revere High Yield Fund LP (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on December 29, 2014).

10.14	Note and Other Loan Documents Modification Agreement, dated December 31, 2015, by and between Revere High Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on January 6, 2016).

10.15	Note and Other Loan Documents Modification Agreement No. 2, dated January 22, 2016, by and between Revere High Yield Fund, LP, Ranor, Inc. and TechPrecision Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on January 25, 2016).

10.16†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 6, 2016).

10.17	Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).

10.18	Schedule No. 002, dated September 6, 2016, to the Master Loan and Security Agreement No. 4180, dated March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on October 7, 2016).

10.19	Loan Documents Modification Agreement No. 3, dated March 31, 2016, by and among Revere High Yield Fund, LP, Ranor, Inc., and TechPrecision Corporation (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).

10.20	Intercreditor and Subordination Agreement, dated as of March 31, 2016, between and among People’s Capital and Leasing Corp., Revere High Yield Fund, LP, and Ranor, Inc. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).

10.21	Mortgagee’s Disclaimer and Consent, dated March 31, 2016, by Revere High Yield Fund, LP in favor of People’s Capital and Leasing Corp. (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).

10.22	Termination, Separation and Release Agreement, dated June 14, 2016 between TechPrecision Corporation and Richard F. Fitzgerald (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 27, 2016).

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and 2016; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements.

 †     Management contract or compensatory arrangement or plan.

