Form 10-K/A
period 2017-03-31
TECHPRECISION CORP
filed 2017-07-28
CIK 1328792

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒   No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $12.7 million.

The number of shares outstanding of the registrant's common stock as of July 21, 2017 was 28,824,593.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from our original filing of our Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment No. 1 to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

This Amendment No. 1 to Form 10-K amends and supplements Item 10 and amends and restates Items 11 through 14 of the Annual Report on Form 10-K we filed on June 29, 2017, and deletes the reference on the cover of such Form 10-K to the incorporation by reference to portions of the definitive proxy statement with respect to our Annual Meeting of Stockholders for 2017 into Part III of such Form 10-K. Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date that the original Form 10-K was filed or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2017 remains unchanged.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position
Richard S. McGowan (1)	63	Chairman of the Board
Robert A. Crisafulli (2)	63	Director
Andrew A. Levy	70	Director
Walter M. Schenker (2)	70	Director

(1)	Alternate Member of the Audit Committee
(2)	Member of the Audit Committee

Richard S. McGowan, 63, has been a member of our board of directors since December 2016 and serves as the Chairman of the board of directors.  Mr. McGowan’s principal occupation since 2008 has been as a private investor.  From June 2014 until July 2016, Mr. McGowan served on the board of directors of Cleveland Biolabs, Inc., a publicly traded biopharmaceutical company focused on the immune system, serving as chairman of its board from April 2015 to July 2016, chairman of its compensation committee from 2014 until 2016, and on its audit and nominating and governance committees from 2015 until 2016. From 1995 to 2009, Mr. McGowan served as Of Counsel to Weitz & Luxenberg, P.C., a national law firm. From 2000 to 2008, Mr. McGowan was a partner and President of SFB Holdings, a private investment company that sought to purchase and turn around sub-producing micro-cap companies. Mr. McGowan holds a B.A. in History from the State University of New York at Stony Brook and a J.D. from Boston University School of Law.

The board of directors believes that Mr. McGowan's extensive investment experience, and in particular his focus on growing the business of microcap companies, is an asset as we look to execute on our strategies to grow our business.

Robert A. Crisafulli, 63, has been a member of our board of directors since December 2016. Since December 2007, Mr. Crisafulli has served as Executive Vice President Tax of Aircastle Limited, a publicly traded international aircraft leasing company. From January 2007 to December 2007, Mr. Crisafulli served as Vice President of Finance, Tax and Treasurer of InfoNXX, Inc., a privately held international telecommunications company. From 2005 to 2006, Mr. Crisafulli served as Vice President of Tax of PanAmSat, a publicly traded international telecommunications company. From 2001 to 2005, Mr. Crisafulli served as Managing Director of Bridge East Capital, an international private equity and financial advisory firm. From 1999 to 2000, Mr. Crisafulli served as Senior Vice President, Chief Financial Officer, Treasurer of Mosler Inc., a physical and electronic security firm. From 1998 to 1999, Mr. Crisafulli was Partner – Mergers and Acquisitions Practice at KPMG LLP. Mr. Crisafulli is a certified public accountant and holds a B.B.A. in accounting from Adelphi University and an M.B.A. in Taxation from St. John's University.

Mr. Crisafulli's significant background in the areas of tax and finance, including with public companies, and his experience as a certified public accountant, enables him to provide our board of directors with additional insight into finance and accounting matters.

Andrew A. Levy, 70, has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, an investment banking firm. Mr. Levy was appointed Chief Executive Officer of Esco Marine, Inc., a ship-recycling company, in April 2014, to reorganize the company. Esco Marine, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015. Mr. Levy has been a director of Esco from January 2004 to present. Mr. Levy also serves on the board of directors of Houston Gulf Energy, Inc., a company involved in the oil and gas industry, and Fraser Optics LLC, a defense technology company that designs and produces stabilized optical technology products for the defense, homeland security, law enforcement and commercial markets. Neither Houston Gulf Energy, Inc. nor Fraser Optics LLC are companies with securities registered under Section 12 of the Exchange Act or required to file reports under Section 15(d) of the Exchange Act. Mr. Levy holds a B.S. in Engineering from Yale University and a J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Walter M. Schenker, 70, has been a member of our board of directors since December 2016. Since June 2010, Mr. Schenker has served General Partner and Portfolio Manager at MAZ Capital Advisors, an investment partnership, where his responsibilities include, among things, managing the firm’s portfolio of investments. From 1999 to 2010, Mr. Schenker was a Principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. Mr. Schenker currently serves on the board of directors of Sevcon, Inc., a global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, where he is a member of the audit committee. Sevcon, Inc. is a company with securities registered under Section 12 of the Exchange Act or required to file reports under Section 15(d) of the Exchange Act.

In 2007, TCMP3 Partners, L.P., its general partner TCMP3 Capital, LLC, its investment manager Titan Capital Management, LLC, and portfolio managers Steven E. Slawson and Mr. Schenker consented to the entry of a final judgment in an action brought by the Securities and Exchange Commission regarding their activities in connection with certain unregistered securities offerings. Without admitting or denying the allegations of the complaint, Mr. Schenker consented to the entry of a final judgment permanently enjoining him from future violations of Section 5 of the Securities Act of 1933 and requiring him to pay a civil penalty.

Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University.

Mr. Schenker’s previous experience serving on the board of directors of a publicly traded company and his vast experience investing in both public and private companies enables him to provide our board of directors with insight into how to best manage the Company and execute our growth strategy.

The term of office of each person elected as a director will continue for one year, until his or her successor is duly elected and qualified, or until his or her earlier resignation, removal or death. None of our executive officers or directors have any family relationships with one another.

The information required as to our executive officers is set forth in Item 4A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Nevertheless, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors affirmatively has determined that the following directors, which comprise all of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Robert A. Crisafulli, Andrew A. Levy, Richard S. McGowan, and Walter M. Schenker.

Committees of the Board of Directors

Our board of directors has one standing committee: the Audit Committee. The Audit Committee consists of Mr. Crisafulli (Chairman), Mr. Schenker and Mr. McGowan (as an alternate member), each of whom is “independent” for purposes of serving on an audit committee under the NASDAQ rules. Additionally, our board of directors has determined that Mr. Crisafulli, who is Chairman of the Audit Committee, is an Audit Committee financial expert under the rules of the Securities and Exchange Commission. Because our securities are not listed on a national securities exchange, like the NASDAQ or the New York Stock Exchange, we are not subject to any listing rules that require us to maintain a standing compensation committee or nominating and corporate governance committee. Accordingly, our board of directors has determined that the entire board should be responsible for compensation, nomination and governance matters. We believe that this is appropriate because our board of directors is relatively small, consisting of only four directors, because our board comprises exclusively independent directors and because it reduces administrative burdens.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. To our knowledge, during the fiscal year ended March 31, 2017, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following, which due to administrative error, were filed late:

•	Thomas Sammons filed a Form 4 on April 8, 2016 to disclose a reportable transaction that occurred on January 21, 2016;
•	Robert G. Isaman filed a Form 4 on September 12, 2016 to disclose a reportable transaction that occurred on July 6, 2016;
•	Walter Schenker filed a Form 3 on April 6, 2017 after initially becoming subject to the provisions of Section 16(a) on December 8, 2016;
•	Richard McGowan filed a Form 3 on April 6, 2017 after initially becoming subject to the provisions of Section 16(a) on December 8, 2016;
•	Robert Crisafulli filed a Form 3 on April 10, 2017 after initially becoming subject to the provisions of Section 16(a) on December 8, 2016; and
•	Robert Crisafulli filed a Form 4 on April 10, 2017 to disclose a reportable transaction that occurred on April 4, 2017.

Item 11. Executive Compensation.

Summary Compensation Table

The Company has determined that it only has two executive officers, based on relevant SEC rules. Accordingly, set forth below is information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our principal executive officer during fiscal 2017 and fiscal 2016, and (ii) Thomas Sammons, our most highly compensated executive officer other than the principal executive officer who was serving as an executive officer at the end of fiscal 2017. Together, such individuals are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total ($)
Alexander Shen,	2017	$301,058	$112,500	$335,227	$—		$749,328
Chief Executive	2016	$275,000	$206,250	$33,054	$1,716	(3)	$516,020
Officer (2)	2015	$211,538	$165,000	-	$58,996	(3)	$437,434

Thomas Sammons,	2017	$200,770	$50,000	$23,729	$11,319	(4)	$285,818
Chief Financial	2016	$195,865	$100,000	$27,684	$47,149	(4)	$370,698
Officer	2015	-	-	-	-		-

(1)	These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 12 to our Consolidated Financial Statements in this Form 10-K. On December 27, 2016, in recognition of performance and to increase the alignment of his interests with those of our stockholders, the Company granted to Alexander Shen a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50, the closing market price of our common stock on the date of the grant. The option was immediately vested and exercisable with respect to 666,667 shares of common stock and will become vested and exercisable with respect to the remaining 333,333 shares on December 27, 2017, provided that Mr. Shen remains in continuous service as an employee of the Company through such vesting date. On January 21, 2016, we granted stock options to our chief financial officer to purchase 500,000 shares of common stock at an exercise price of $0.17 per share, the closing market price on the date of grant. One third of the options vested on the date of the grant, one third of the options vested on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date. On August 12, 2015, we granted stock options to our chief executive officer to purchase in total 1,000,000 shares of common stock at an exercise price of $0.08 per share, the closing market price on the date of grant. One third of the options vested on the date of the grant, one third of the options vested on the first anniversary of the grant date, and the final one third of the options will vest on the second anniversary of the grant date. All of the options discussed above have a term of ten years.
(2)	Mr. Shen also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company.
(3)	Other compensation paid to Mr. Shen in fiscal 2016 includes reimbursement of temporary living expenses of $1,716. Other compensation paid to Mr. Shen in fiscal 2015 includes a primary residence relocation allowance of $35,000 plus reimbursement of temporary living expenses of $23,996.
(4)	Other compensation paid to Mr. Sammons in fiscal 2017 includes reimbursement of temporary living expenses of $11,319. Other compensation paid to Mr. Sammons in fiscal 2016 includes a primary residence relocation allowance of $35,000, plus reimbursement of temporary living expenses of $12,148.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Alexander Shen (1)	666,667	333,333	$0.08	August 11, 2025

Alexander Shen (2)	666,667	333,333	$0.50	December 26, 2026

Thomas Sammons (3)	333,333	166,667	$0.17	January 20, 2026

(1)	Options granted to Mr. Shen on August 12, 2015 vest in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversary of the grant date.
(2)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 333,333 options vest on the first anniversary of the grant date.
(3)

Options granted to Mr. Sammons on January 21, 2016 vest in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversaries of the grant date.

Employment and Executive Consulting Agreements

As of March 31, 2017, we had employment agreements with each of our Named Executive Officers.

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

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary, initially set at $275,000, which may be increased from time to time by the board of directors, and was awarded a one-time grant of options to purchase 1,000,000 shares of our common stock, which will vest in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. Mr. Shen’s annual base salary has since been increased to $300,000. The exercise price of the options is equal to the closing market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 75% of Mr. Shen's annual base salary, which target was increased by the board of directors from 60%.  The CEO Employment Agreement provides that the Company was required to pay no less than one-half of the targeted bonus amount for fiscal 2015.  Mr. Shen is entitled to participate fully in our employee benefit plans and programs and is entitled to four weeks of vacation per year. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer.  Under the terms of the CEO Employment Agreement, and in connection with his relocation to Westminster, Massachusetts, Mr. Shen was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

Pursuant to the terms of the CEO Employment Agreement and subject to Mr. Shen's execution of a release of claims in favor of the Company, in the event we terminate Mr. Shen's employment without “cause” (as defined below) or Mr. Shen resigns his employment for “good reason” (as defined below) at any time during the six -month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment, payable under the Company’s normal payroll practices. We may terminate the CEO Employment Agreement for cause at any time upon seven days written notice, during which period Mr. Shen may contest his termination before our board of directors.

In general, “cause” is defined as: (i) Mr. Shen’s refusal to perform material duties and responsibilities or follow legal and reasonable directive of the board of directors, (ii) the willful misappropriation of Company funds or property, (iii) any willful or intentional act which he should have reasonably anticipated would reasonably be expected to materially damage the Company’s reputation, business and/or relationships, (iv) excessive use of alcohol or use of illegal drugs, or (v) any material breach of the CEO Employment Agreement. Mr. Shen is also subject to a covenant not to compete with us for a period of 12 months following termination of the CEO Employment Agreement. In general, “good reason” is defined as: (A) a material adverse change in the duties, responsibilities or effective authority associated with his position, or (B) a material reduction by the Company of Mr. Shen’s base salary, each after Mr. Shen has given the Company written notice and the Company has failed to cure such act within 30 days following receipt of such notice.

In addition to the compensation and severance arrangements described above, the CEO Employment Agreement contains customary provisions (i) prohibiting Mr. Shen from divulging to third parties or using confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Mr. Shen during the term of his employment with the Company are the sole property of the Company; and (iii) prohibiting Mr. Shen from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one year anniversary of the termination of his employment.

Thomas Sammons Employment Agreement

On March 31, 2016, we entered into an Employment Agreement with Thomas Sammons (the “Sammons Employment Agreement”), which became effective as of January 20, 2016 and governs Mr. Sammons's employment as our Chief Financial Officer.  Pursuant to the Sammons Employment Agreement, Mr. Sammons: (i) receives an annual base salary of $210,000, increased by the board of directors from $200,000; (ii) received an award of stock options to purchase 500,000 shares of our common stock pursuant to the TechPrecision Corporation 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), with an exercise price equal to the fair market value of the common stock on the grant date and which shall vest in substantially equal amounts on the date of initial grant and each of the subsequent two anniversaries of the date of grant; and (iii) will be eligible for an annual cash performance bonus of up to 50% of base salary, subject to goals and objectives set by the Chief Executive Officer and our board of directors.  Under the Sammons Employment Agreement, Mr. Sammons also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally. Under the terms of the Sammons Employment Agreement and in connection with his relocation to Westminster, Massachusetts, Mr. Sammons was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

The Sammons Employment Agreement also provides for certain severance payments to Mr. Sammons in the event of his termination.  Subject to Mr. Sammons execution of a release of claims in favor of the Company, if Mr. Sammons is terminated without “cause” (as defined below) or Mr. Sammons terminates his employment for “good reason” (as defined below) at any time during the six month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment, payable under the Company’s normal payroll practices.

In general, “cause” is defined as: (i) Mr. Sammons’s refusal to perform material duties and responsibilities or follow legal and reasonable directive of the board of directors, (ii) the willful misappropriation of Company funds or property, (iii) any willful or intentional act which he should have reasonably anticipated would reasonably be expected to materially damage the Company’s reputation, business and/or relationships, (iv) excessive use of alcohol or use of illegal drugs, or (v) any material breach of the Sammons Employment Agreement. In general, “good reason” is defined as: (A) a material adverse change in the duties, responsibilities or effective authority associated with his position, or (B) a material reduction by the Company of Mr. Sammons’s base salary, each after Mr. Sammons has given the Company written notice and the Company has failed to cure such act within 30 days following receipt of such notice.

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

2016 Long-Term Incentive Plan

The purposes of the 2016 Plan are to: (a) enable the Company and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company.

Employees, directors, consultants, and other individuals who provide services to the Company or its affiliates are eligible to be granted awards under the 2016 Plan; provided, however, that only employees of the Company or any parent company or subsidiary of the Company are eligible to be granted incentive stock options. As of March 31, 2017, approximately 100 employees and four non-employee directors will be eligible to participate in the 2016 Plan. As of March 31, 2017, the closing price of our Common Stock was $0.75 per share.

As of March 31, 2017, there were outstanding options that were issued under the 2016 Plan to purchase 3,002,668 shares of our common stock with a weighted-average exercise price of $0.39.  This amount included options to purchase 391,668 shares of our common stock issued to our former independent directors, and options to purchase 2,500,000 shares of our common stock issued to our executive officers.

Additional Retirement Benefits

During fiscal 2017, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code, and receive a matching Company contribution.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our board of directors, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. In addition, our existing compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives such as annual cash incentive compensation and long-term incentive compensation which are based upon balanced company-wide, business unit and individual performance and base salaries structured so as to be consistent with an employee's responsibilities and general market practices. The board of directors, as a whole, is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Directors’ Compensation

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
Audit Committee Chair - Annual Retainer	$5,000
Non-executive Chairman - Annual Retainer	$12,000

In addition, our 2016 Long-Term Incentive Plan provides for each non-employee director to be granted, on an annual basis, 50,000 options to purchase shares of our common stock.

Director Compensation Table

On March 31, 2017 Leonard M. Anthony, Phillip A. Dur, Michal R. Holly and Robert Isaman each resigned from the board of directors of the Company. On April 4, 2017, the Board reduced the number of seats on the board of directors from eight to four, eliminating the vacancies created by the resignations. The following table sets forth compensation paid to each director who served during the year ended March 31, 2017.

Name	Fees Earned (1)	Option Awards (2)	All Other Compensation	Totals
Philip A. Dur	$4,000	$6,087	$-	$10,087
Michael R. Holly	$4,000	$6,087	$-	$10,087
Andrew A. Levy	$4,000	$-	$-	$4,000
Robert G. Isaman	$4,000	$6,087	$-	$10,087
Leonard M. Anthony	$4,000	$6,087	$-	$10,087
Robert A. Crisafulli	$4,000	$-	$-	$4,000
Richard S. McGowan	$4,000	$-	$-	$4,000
Walter M. Schenker	$4,000	$-	$-	$4,000

(1)	The members of the board of directors earned all fees for serving on the board of directors during the fourth quarter of fiscal 2017.
(2)

Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. On March 31, 2017, the former board members were granted options to purchase 66,668 shares of common stock at the closing market price on that date. All of the stock options vested on the date of the grant. The number of stock options outstanding at March 31, 2017 for each director or former director was: Mr. Dur: 116,667; Mr. Holly: 121,667; Mr. Levy: 50,000; Mr. Isaman: 116,667; and Mr. Anthony: 186,667.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of our common stock beneficially owned, as of July 21, 2017, by:

•	each of our current directors;
•	each Named Executive Officer;
•	all current directors and executive officers as a group; and
•	each person owning of record or known by us to own beneficially at least 5% of our common stock.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of July 21, 2017. As of July 21, 2017, there were 28,824,593 shares of our common stock outstanding.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

Name	Shares of common stock	Percentage
ARS Investment Partners, LLC (1)	1,862,890	6.46%
Andrew A. Levy (2)	1,852,100	6.41%
Alexander Shen (3)	1,666,667	5.47%
Walter M. Schenker (4)	1,367,073	4.74%
Richard S. McGowan (5)	621,914	2.16%
Thomas Sammons (6)	333,333	1.14%
Robert Crisafulli (7)	90,000	*
All executive officers and directors as a group (six individuals)(8)	5,931,087	19.14%

* Percentage of shares beneficially owned does not exceed one percent of the class.

(1)

According to a Schedule 13G/A filed with the SEC on February 21, 2017 by ARS Investment Partners, LLC (“ARS”), Artemis US Corporation (“Artemis”), Somerset Capital Partners, L.P. (“Somerset”) and Somerset Capital Management, LLC (“Somerset Management”), ARS and Artemis each have shared voting power and shared dispositive power over 1,862,890 shares of common stock and Somerset and Somerset Management each have shared voting power and shared dispositive power over 1,574,476 shares of common stock. The address for these reporting persons is 500 Fifth Avenue, Suite 1440, New York, New York 10110.

(2)	Includes 80,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Levy that may be exercised within 60 days of July 21, 2017.

(3)	Includes 1,666,667 shares of common stock issuable upon the exercise of stock options granted to Mr. Shen that may be exercised within 60 days of July 21, 2017.

(4)	Includes (a) 1,279,073 shares of common stock held by MAZ Partners LP, the general partner of which is MAZ Capital Advisors, LLC, of which Mr. Schenker is the sole member and manager, and with respect to which shares Mr. Schenker has shared voting power and shared dispositive power, (b) 58,000 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power and (c) 30,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Schenker that may be exercised within 60 days of July 21, 2017.

(5)	Includes (a) 30,000 shares of common stock issuable upon the exercise of stock options granted to Mr. McGowan that may be exercised within 60 days of July 21, 2017, (b) 60,000 shares of common stock held by a trust of which Mr. McGowan’s three sons are beneficiaries and for which Mr. Crisafulli serves as trustee, and with respect to which shares Mr. McGowan shares voting power and dispositive power with Mr. Crisafulli and (c) 51,600 shares of common stock held by two sons of Mr. McGowan. Mr. McGowan disclaims beneficial ownership of the shares held by the trust and by his sons.

(6)	Includes 333,333 shares of common stock issuable upon the exercise of stock options granted to Mr. Sammons that may be exercised within 60 days of July 21, 2017.

(7)	Includes (a) 30,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Crisafulli that may be exercised within 60 days of July 21, 2017 and (b) 60,000 shares of common stock held by a trust of which Mr. McGowan’s three sons are beneficiaries and for which Mr. Crisafulli serves as trustee, and with respect to which shares Mr. Crisafulli shares voting power and dispositive power with Mr. McGowan.

(8)	Includes 2,170,000 shares of common stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of July 21, 2017.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2017, regarding shares of common stock that may be issued under the Company’s only equity compensation plan under which any awards are currently outstanding, the 2016 Long-Term Incentive Plan, approved by the Company’s stockholders. There are no equity compensation plans not approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities available for future issuance (c)
Equity compensation plans approved by security holders (1)	2,169,334	$0.434	1,997,332
Equity compensation plans not approved by security holders	—	—	—
Totals	2,169,334	$0.434	1,997,332
(1)	stock options exercisable and vested under the 2016 Equity Incentive Plan.

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

Related Person Transactions

We are not aware of any transactions, since the beginning of the last fiscal year, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our common stock, any member of the immediate family of any of the foregoing persons or any other “related person” (as defined under the rules of the SEC), had or will have a direct or indirect material interest.

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

The following is a summary of fees for professional services rendered by Marcum LLP for the years ended March 31, 2017 and 2016:

	Year ended March 31,
	2017	2016
Audit fees	$258,295	$219,426
Audit related fees	13,040	15,000
Tax fees	-	-
All other fees	-	-
Total	$271,335	$234,426

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

Tax fees. There were no fees paid to Marcum LLP for tax compliance services for the fiscal years ended March 31, 2017 and 2016.

All other fees. There were no other fees paid to Marcum LLP for the fiscal years ended March 31, 2017 and 2016.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2017 and fiscal 2016 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits.

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

July 28, 2017

	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

