Form 10-Q
period 2017-06-30
TECHPRECISION CORP
filed 2017-08-14
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2017 was 28,824,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,332,214	$3,066,156
Accounts receivable, net	1,229,319	1,870,672
Costs incurred on uncompleted contracts, in excess of progress billings	3,381,808	2,097,221
Inventories - raw materials	151,519	141,792
Other current assets	460,311	422,096
Total current assets	8,555,171	7,597,937
Property, plant and equipment, net	4,953,535	4,912,202
Deferred income taxes	3,119,582	3,393,110
Other noncurrent assets, net	34,019	100,000
Total assets	$16,662,307	$16,003,249

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$564,731	$365,308
Accrued expenses	1,038,710	893,415
Income taxes payable	4,403	-
Billings on uncompleted contracts, in excess of related costs	574,309	642,831
Current portion of long-term debt	729,784	717,481
Total current liabilities	2,911,937	2,619,035
Long-term debt, including capital leases	4,721,390	4,874,721
Deferred income taxes	521,430	521,430
Noncurrent accrued expenses	12,903	17,742
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at June 30 and March 31, 2017, respectively	2,882	2,882
Additional paid in capital	8,358,208	8,258,820
Accumulated other comprehensive income	19,764	19,328
Retained earnings (accumulated deficit)	113,793	(310,709)
Total stockholders’ equity	8,494,647	7,970,321
Total liabilities and stockholders’ equity	$16,662,307	$16,003,249

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,
	2017	2016
Net sales	$5,830,386	$4,644,805
Cost of sales	4,089,799	3,109,412
Gross profit	1,740,587	1,535,393
Selling, general and administrative	919,759	888,178
Income from operations	820,828	647,215
Other income	91	751
Interest expense	(108,782)	(193,210)
Total other expense, net	(108,691)	(192,459)
Income before income taxes	712,137	454,756
Income tax expense	287,635	9,453
Net income	$424,502	$445,303
Other comprehensive income (loss):
Foreign currency translation adjustments	$732	$(942)
Other comprehensive income (loss), before tax	732	(942)
Income tax expense on other comprehensive income	296	—
Other comprehensive income (loss), net of tax	$436	$(942)
Comprehensive income	$424,938	$444,361
Net income per share (basic)	$0.01	$0.02
Net income per share (diluted)	$0.01	$0.02
Weighted average number of shares outstanding (basic)	28,824,593	27,324,593
Weighted average number of shares outstanding (diluted)	29,766,666	27,711,919

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$424,502	$445,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,613	176,050
Amortization of debt issue costs	19,544	48,918
Stock based compensation expense	99,388	11,605
Change in contract loss provision	130,662	(35,069)
Deferred income taxes	273,528	—
Changes in operating assets and liabilities:
Accounts receivable	641,353	626,575
Costs incurred on uncompleted contracts, in excess of progress billings	(1,284,587)	781,205
Inventories - raw materials	(9,727)	(11,320)
Other current assets	(38,214)	172,780
Other noncurrent assets and liabilities	(4,839)	52,444
Accounts payable	199,423	(378,146)
Accrued expenses	15,254	(105,465)
Accrued taxes payable	4,403	9,453
Billings on uncompleted contracts, in excess of related costs	(68,522)	(407,968)
Net cash provided by operating activities	573,781	1,386,365

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(212,946)	—
Proceeds from sale of equipment	80,000	—
Net cash used in investing activities	(132,946)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	—	(144,338)
Borrowings of long-term debt	—	2,828,885
Repayment of long-term debt	(174,591)	(2,544,685)
Net cash (used in) provided by financing activities	(174,591)	139,862
Effect of exchange rate on cash and cash equivalents	(186)	(115)
Net increase in cash and cash equivalents	266,058	1,526,112
Cash and cash equivalents, beginning of period	3,066,156	1,332,166
Cash and cash equivalents, end of period	$3,332,214	$2,858,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$93,905	$365,166
Income taxes	$10,000	$20,000

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

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

See accompanying notes to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise (WFOE) organized under the laws of the People’s Republic of China. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended June 30, 2017 and 2016 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

The Notes to Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with our consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, or the 2017 Form 10-K, filed with the SEC on June 29, 2017.

Significant Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the 2017 Form 10-K.

NOTE 3 - NEW ACCOUNTING STANDARDS

New Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. We adopted this guidance as of April 1, 2017, on a prospective basis. The guidance eliminates additional paid-in capital pools and allows entities to record tax benefits within income tax expense in the consolidated statement of operations, classify any excess tax benefits within net cash provided by operating activities in the consolidated statement of cash flows, and account for award forfeitures as they occur. The adoption of this new guidance did not have an impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. We adopted this guidance as of April 1, 2017, on a prospective basis. The adoption did not have an impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

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

The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Current practice is primarily a risk and rewards based model, while the new standard introduces the concept of inventory control and satisfaction of performance obligations over time. We are currently assessing the impact that the new revenue recognition guidance may have on our Consolidated Financial Statements and disclosures by comparing our current revenue recognition policy with the requirements of the new standard. A review of contracts is underway, and it is possible that our current practices may no longer be viable under the new revenue recognition guidance.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued an amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our Consolidated Financial Statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The guidance in ASU 2016-16 requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our Consolidated Financial Statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not determined the impact ASU 2016-02 will have on our Consolidated Financial Statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We have not determined the impact ASU 2017-09 will have on our Consolidated Financial Statements and disclosures.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	June 30, 2017	March 31, 2017
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	9,092,920	8,601,199
Construction in progress	208,556	487,331
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	12,718,873	12,505,927
Less: accumulated depreciation	(7,765,338)	(7,593,725)
Total property, plant and equipment, net	$4,953,535	$4,912,202

Depreciation expense, which includes amortization of equipment under capital leases, for the three months ended June 30, 2017 and 2016 was $171,613 and $176,050, respectively. On March 31, 2017 we classified certain machinery and equipment as assets held for sale. See Note 7 - Other Noncurrent Assets.

Capitalized leases were $54,376 at the end of June 30, 2016 and March 31, 2017. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $5,438 and $2,719 at June 30, 2017 and March 31, 2017, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the three months ended June 30, 2017 was $4,667.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	June 30, 2017	March 31, 2017
Cost incurred on uncompleted contracts, beginning balance	$5,538,815	$5,491,605
Total cost incurred on contracts during the year	3,644,471	12,501,752
Less: cost of sales, during the year	(4,089,799)	(12,454,542)
Cost incurred on uncompleted contracts, ending balance	$5,093,487	$5,538,815

Billings on uncompleted contracts, beginning balance	$3,441,594	$3,095,963
Total billings incurred on contracts, during the year	4,100,471	18,896,305
Less: Contracts recognized as revenue, during the year	(5,830,386)	(18,550,674)
Billings on uncompleted contracts, ending balance	$1,711,679	$3,441,594

Cost incurred on uncompleted contracts, ending balance	$5,093,487	$5,538,815
Billings on uncompleted contracts, ending balance	1,711,679	3,441,594
Costs incurred on uncompleted contracts, in excess of progress billings	$3,381,808	$2,097,221

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of June 30, 2017 and March 31, 2017, we had billings in excess of costs totaling $574,309 and $642,831, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts for which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets included the following as of:

	June 30, 2017	March 31, 2017
Payments advanced to suppliers	$190,163	$107,591
Prepaid insurance	174,597	229,132
Other	95,551	85,373
Total	$460,311	$422,096

NOTE 7 - OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:

	June 30, 2017	March 31, 2017
Assets held for sale	$20,000	$100,000
Prepaid loan costs	14,019	-
Total	$34,019	$100,000

At June 30, 2017 and March 31, 2017, we classified certain machinery and equipment of $20,000 and $100,000, respectively, to assets held for sale. This amount approximates fair value net of selling costs. We expect to sell this remaining fixed asset before the end of fiscal 2018. In fiscal 2017, we wrote down certain machinery held for sale and subsequently sold the machinery in May 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:

	June 30, 2017	March 31, 2017
Accrued compensation	$510,712	$568,766
Provision for contract losses	279,361	148,699
Accrued interest expense	8,033	9,155
Accrued professional fees	197,701	142,648
Other	42,903	24,147
Total	$1,038,710	$893,415

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales.

NOTE 9 - DEBT

Long-term debt included the following as of:

	June 30, 2017	March 31, 2017
Commerce Term Loan due January 2022	$2,808,640	$2,828,844
People’s Equipment Loan Facility due April 2021	2,736,014	2,884,982
Obligations under capital leases	61,934	67,353
Total debt	$5,606,588	$5,781,179
Less: debt issue costs unamortized	$155,414	$188,977
Total debt, net	$5,451,174	$5,592,202
Less: Current portion of long-term debt	$729,784	$717,481
Total long-term debt, net	$4,721,390	$4,874,721

Commerce Bank & Trust Company Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank & Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, the Commerce Loans.  The Commerce Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Commerce Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at June 30, 2017 and March 31, 2017. Unamortized debt issue costs at June 30, 2017 were $55,948.

The Commerce Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Commerce Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Commerce Loan Agreement, Ranor covenants (a) to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, and (b) that its annual capital expenditures shall not exceed $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Commerce Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period. At June 30, 2017 and March 31, 2017, the DSCR was 3.41 to 1.00 and 3.40 to 1.00, respectively. At March 31, 2017, the leverage ratio was 1.01 to 1.00.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement, or the MLSA, with People’s Capital and Leasing Corp., or People’s.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. At March 31, 2017, the DSCR was 2.86 to 1.00. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods. Unamortized debt issue costs at June 30, 2017 were $99,466.

Capital Lease

We entered into a new capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of $1,169.

Concurrently, in January 2017 we retired certain office equipment under an existing capital lease which was amended in 2014. The revised lease term will expire in March 2018 and the required monthly payments of principal and interest will be $1,187 through October 2017, and then $720 until the lease payment expires in September 2018.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $287,635 and $9,453 and the effective tax rate was 40.4% and 2.1%, for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2016, the effective tax rate was 2.1% as a result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset. The 2016 tax provision was an accrual for the alternative minimum tax.

The valuation allowance on deferred tax assets at June 30, 2017 and March 31, 2017 was approximately $1.5 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

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

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $22,319 and $18,750 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 12 - STOCK BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016, and it applies to awards granted after that date. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

On April 4, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.74 per share, the closing stock market price on the date of grant. Forty percent of the options granted vested immediately. The remaining options will vest equally at the end of each quarter during fiscal 2018, beginning with the second quarter of fiscal 2018. The fair value of the stock options expensed during the three months ended June 30, 2017 was $66,109.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the period were 110.1% for volatility, 1.88% for the risk free interest rate, and approximately six years for the expected life. At June 30, 2017, there were 1,797,332 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the most recent annual income statements presented:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Granted	200,000	$0.740	—
Outstanding at 6/30/2017	3,202,668	$0.409	$992,250	6.29
Vested or expected to vest at 6/30/2017	3,202,668	$0.409	$992,250	6.29
Exercisable and vested at 6/30/2017	2,249,334	$0.445	$667,875	6.29

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes the status of our stock options outstanding but not vested for the year ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2017	833,334	$0.266
Granted	200,000	$0.740
Vested	(80,000)	$0.740
Outstanding at 6/30/2017	953,334	$0.326

The total fair value of shares vested during the year was $48,079. Other information relating to stock options outstanding at June 30, 2017 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,021,668	6.99	$0.34	2,068,334	$0.34
$1.01-$1.96	181,000	3.06	$1.60	181,000	$1.60
Totals	3,202,668			2,249,334

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2017, there were accounts receivable balances outstanding from four customers comprising 95% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2017			March 31, 2017
Customer	Dollars		Percent	Dollars		Percent
A		$519,236	42%		$406,428	22%
B		$335,294	27%	$	*	*%
C		$161,029	13%	$	*	*%
D		$157,128	13%	$	*	*%
E	$	*	*%		$961,463	51%
F	$	*	*%		$187,410	10%

*less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the fiscal year ended:

	June 30, 2017			June 30, 2016
Customer	Dollars		Percent	Dollars		Percent
A		$2,889,156	50%	$	*	*%
B		$1,583,211	27%		$1,259,255	27%
C		$890,016	15%	$	*	*%
D	$	*	*%		$1,487,521	32%
E	$	*	*%		$1,286,271	28%

*less than 10% of total

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2017 for future executive salaries during the next fiscal year ending March 31, 2018 was approximately $0.5 million. For the remainder of our employees, the aggregate commitment at June 30, 2017 was approximately $0.3 million for accrued payroll, vacation and holiday pay.

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260, for the three months ended:

	June 30, 2017	June 30, 2016
Basic EPS
Net Income	$424,502	$445,303
Weighted average shares	28,824,593	27,324,593
Basic Income per share	$0.01	$0.02
Diluted EPS
Net Income	$424,502	$445,303
Dilutive effect of stock options	942,073	387,326
Diluted weighted average shares	29,766,666	27,711,919
Diluted Income per share	$0.01	$0.02

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 502,668 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations above for the three months ended June 30, 2017. For the three months ended June 30, 2016 there were 428,500 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to:

•	our ability to change the composition of our revenues and effectively reduce operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	restrictions in our ability to our operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	the risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2017 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

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

All U.S. manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

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

We historically have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2017 and June 30, 2016, our largest customer accounted for approximately 50% and 32% of reported net sales, respectively. Our sales order backlog at June 30, 2017 was approximately $11.6 million compared with a backlog of $15.8 million at March 31, 2017.

For the three months ended June 30, 2017, our net sales and net income were $5.8 million and $0.4 million, respectively, compared with net sales of $4.6 million and net income of $0.4 million, for the three months ended June 30, 2016.  Our gross margins for the three months ended June 30, 2017 were 30% compared with gross margins of 33% in the three months ended June 30, 2016. We generated $0.6 million of cash from operating activities for the three months ended June 30, 2017 and had a cash balance of $3.3 million at June 30, 2017.

Critical Accounting Policies

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2017 Form 10-K. There were no significant changes in the critical accounting policies during the three months ended June 30, 2017, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 – New Accounting Standards to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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

Three Months Ended June 30, 2017 and 2016

The following table sets forth information from our Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	June 30, 2017		June 30, 2016		Changes Period Ended June 30, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$5,830	100%	$4,644	100%	$1,186	26%
Cost of sales	4,090	70%	3,109	67%	981	32%
Gross profit	1,740	30%	1,535	33%	205	13%
Selling, general and administrative	919	16%	888	19%	31	2%
Income from operations	821	14%	647	14%	174	27%
Other income	-	-%	1	-%	(1)	Nm%
Interest expense	(109)	(2)%	(193)	(4)%	84	(44)%
Total other expense, net	(109)	(2)%	(192)	(4)%	83	(43)%
Income before income taxes	712	12%	455	10%	257	57%
Income tax expense	287	5%	10	-%	278	nm%
Net income	$425	7%	$445	10%	$(20)	(4)%

nm - not meaningful

Net Sales

Our shipments in the three months ended June 30, 2017 included orders for new and repeat business from existing key customers. Generally, increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for new components. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. For the three months ended June 30, 2017, net sales increased by $1.2 million, or 26%, to $5.8 million when compared to $4.6 million for the three months ended June 30, 2017.  Net sales in our defense market, increased by $2.0 million in the three months ended June 30, 2017 when compared to the three months ended June 30, 2016, primarily on higher shipments of new product components to one of our largest defense customers.  Net sales in our energy market increased by $0.7 million when compared to the three months ended June 30, 2016, primarily on a higher shipment volume of nuclear plant components. Net sales in our precision industrial market decreased by $1.5 million when compared to the three months ended June 30, 2016 on lower shipments of large scale medical device components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for fiscal 2018 increased by $1.0 million compared to fiscal 2017 primarily on higher sales volume, higher estimates for contract losses and higher amounts of unabsorbed overhead. Contract losses increased by $0.1 million for the three months ended June 30, 2017, and are included in cost of sales. Gross profit increased by $0.2 million for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 30% and 33% for the three months ended June 30, 2017 and 2016, respectively. Lower gross margin for the three months ended June 30, 2017 was caused by an increase in loss reserves and higher rework activity on certain contracts.

Selling, General and Administrative Expenses

Total SG&A expenses increased by $31,582 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily the result of remuneration for the board of directors and share-based compensation, offset in part by lower outside advisory services and other office expenses.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended June 30:

	2017	2016	$ Change	% Change
Other income	$91	$751	$(660)	(88)%
Interest expense	$(89,238)	$(116,167)	$26,929	23%
Amortization of debt issue costs	$(19,544)	$(77,043)	$57,499	75%

Interest expense and amortization of debt issue costs for the three months ended June 30, 2017 were lower when compared to the three months ended June 30, 2016. The decrease in interest expense is primarily due to lower interest rates in connection with our debt refinancing transactions completed in fiscal 2017. Debt issue costs amortization for the three months ended June 30, 2017 decreased when compared to the three months ended June 30, 2016 because of lower debt issue costs in connection with our new debt.

Income Taxes

For the three months ended June 30, 2017 we recorded tax expense of $287,635, compared to tax expense of $9,453 for the three months ended June 30, 2016. The effective tax rate was 40.4% and 2.1%, for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2016 the effective tax rate of 2.1% was a result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset. The 2016 tax provision was an accrual for the alternative minimum tax.

The valuation allowance on deferred tax assets at June 30, 2017 and March 31, 2017 was approximately $1.5 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Our future effective tax rate may be affected if earnings are lower than anticipated in tax jurisdictions with lower statutory rates and higher than anticipated in tax jurisdictions with higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Income

As a result of the foregoing, for the three months ended June 30, 2017, our net income was $424,502, or $0.01 per share basic and fully diluted, compared with net income of $445,303, or $0.02 per share basic and fully diluted, for the three months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $3.3 million. Net cash provided by operating activities was $0.6 million for the three months ended June 30, 2017. Net cash provided by operating activities for the three months ended June 30, 2016 was $1.4 million. At June 30, 2017, we had working capital of $5.6 million as compared with working capital of $5.0 million at March 31, 2017. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	June 30, 2017	March 31, 2017	Change Amount
Cash and cash equivalents	$3,332	$3,066	$266
Working capital	$5,643	$4,979	$664
Total debt	$5,607	$5,781	$(174)
Total stockholders’ equity	$8,495	$7,970	$525

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	June 30, 2017	June 30, 2016	Change Amount
Cash flows provided by (used in):
Operating activities	$574	$1,386	$(812)
Investing activities	(133)	—	(133)
Financing activities	(175)	140	(315)
Net increase in cash	$266	$1,526	$(1,260)

At June 30, 2017 the Company was in compliance with all financial covenants contained in all of its debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments, and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the three months ended June 30, 2017 was $0.6 million compared with cash provided by operations of $1.4 million for the three months ended June 30, 2016. The three month period ended June 30, 2016 was marked by higher collections of cash from customer advances and progress payments.

Investing activities

For the three months ended June 30, 2017, net cash used in investing activities totaled $132,946, primarily made up of a $212,946 deposit for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment.

Financing activities

For the three months ended June 30, 2017, net cash used in financing activities was $174,591 consisting of monthly principal payments in connection with our debt obligations. For the three months ended June 30, 2016, cash provided by financing activities was $139,862. For the three months ended June 30, 2016 we received proceeds of $2.8 million from our MLSA with People's and used $2.5 million of the proceeds from the People's Loan as payment in full for the principal obligations under the Utica LSA. We also paid $144,338 in loan closing costs.

All of the above activity resulted in a net increase in cash of $0.3 million for the three months ended June 30, 2017 compared with an increase in cash of $1.5 million for the three months ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the three months ended June 31, 2017, any off-balance sheet assets, liabilities or arrangements.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $424,502 for the three months ended June 30, 2017, as compared to $445,303 for the three months ended June 30, 2016. EBITDA, a non-GAAP financial measure, was $1.0 million for the three months ended June 30, 2017, as compared to $0.8 million for the three months ended June 30, 2016, an increase of $0.2 million over the prior period.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements:

(dollars in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Change Amount
Net income	$424	$445	$(21)
Income tax expense	288	10	278
Interest expense (1)	109	193	(84)
Depreciation	172	176	(4)
EBITDA	$993	$824	$169

(1) Includes amortization of debt issue costs.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Class Action Lawsuit

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2016 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1†	Form of Instrument of Grant of Nonqualified Stock Option.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

 †     Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
August 14, 2017	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1†	Form of Instrument of Grant of Nonqualified Stock Option.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

 †     Management contract or compensatory arrangement or plan.

