Form 10-Q
period 2017-09-30
TECHPRECISION CORP
filed 2017-11-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2017 was 28,824,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,489,626	$3,066,156
Accounts receivable, net	2,175,822	1,870,672
Costs incurred on uncompleted contracts, in excess of progress billings	3,213,329	2,097,221
Inventories - raw materials	200,787	141,792
Other current assets	546,633	422,096
Total current assets	8,626,197	7,597,937
Property, plant and equipment, net	5,369,167	4,912,202
Deferred income taxes	2,364,303	2,871,680
Other noncurrent assets, net	68,625	100,000
Total assets	$16,428,292	$15,481,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,318	$365,308
Accrued expenses	1,008,717	893,415
Billings on uncompleted contracts, in excess of related costs	827,573	642,831
Current portion of long-term debt	742,292	717,481
Total current liabilities	2,958,900	2,619,035
Long-term debt, including capital leases	4,546,078	4,874,721
Noncurrent accrued expenses	8,064	17,742
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at September 30 and March 31, 2017	2,882	2,882
Additional paid in capital	8,409,517	8,258,820
Accumulated other comprehensive income	20,872	19,328
Retained earnings (accumulated deficit)	481,979	(310,709)
Total stockholders’ equity	8,915,250	7,970,321
Total liabilities and stockholders’ equity	$16,428,292	$15,481,819

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$4,588,894	$3,656,163	$10,419,280	$8,300,968
Cost of sales	3,155,893	2,182,547	7,245,692	5,291,959
Gross profit	1,433,001	1,473,616	3,173,588	3,009,009
Selling, general and administrative	720,341	739,585	1,640,100	1,627,763
Income from operations	712,660	734,031	1,533,488	1,381,246
Other income	1,456	6,824	1,547	7,575
Interest expense	(100,414)	(183,268)	(209,196)	(376,478)
Total other expense, net	(98,958)	(176,444)	(207,649)	(368,903)
Income before income taxes	613,702	557,587	1,325,839	1,012,343
Income tax expense	245,516	11,505	533,151	20,958
Net income	$368,186	$546,082	$792,688	$991,385
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$1,854	$(281)	$2,586	$(1,223)
Other comprehensive income (loss), before tax	1,854	(281)	2,586	(1,223)
Income tax expense on other comprehensive income	746	--	1,042	--
Other comprehensive income (loss), net of tax	$1,108	$(281)	$1,544	$(1,223)
Comprehensive income	$369,294	$545,801	$794,232	$990,162
Net income per share (basic)	$0.01	$0.02	$0.03	$0.04
Net income per share (diluted)	$0.01	$0.02	$0.03	$0.04
Weighted average number of shares outstanding (basic)	28,824,593	27,324,593	28,824,593	27,324,593
Weighted average number of shares outstanding (diluted)	29,730,456	28,020,795	29,751,219	27,936,098

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$792,688	$991,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,422	353,488
Amortization of debt issue costs	37,038	90,049
Stock based compensation expense	150,697	22,910
Change in contract losses	29,139	(40,532)
Deferred income taxes	507,376	--
Changes in operating assets and liabilities:
Accounts receivable	(305,150)	1,118,019
Costs on uncompleted contracts, in excess of progress billings	(1,116,108)	240,431
Inventories – raw materials	(58,995)	3,005
Other current assets	(124,537)	152,051
Other noncurrent assets and liabilities	(9,678)	(819)
Accounts payable	15,010	(406,463)
Accrued expenses	88,319	(170,369)
Accrued taxes	--	20,958
Billings on uncompleted contracts, in excess of related costs	184,742	(945,358)
Net cash provided by operating activities	541,963	1,428,755
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	80,000	--
Deposit for fixed assets	(36,987)	--
Purchases of property, plant and equipment	(808,386)	(114,856)
Net cash used in investing activities	(765,373)	(114,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	--	(145,995)
Borrowings of long-term debt	--	3,011,648
Repayment of long-term debt	(352,509)	(2,673,432)
Net cash (used in) provided by financing activities	(352,509)	192,221
Effect of exchange rate on cash and cash equivalents	(611)	42
Net (decrease) increase in cash and cash equivalents	(576,530)	1,506,162
Cash and cash equivalents, beginning of period	$3,066,156	$1,332,166
Cash and cash equivalents, end of period	$2,489,626	$2,838,328
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$185,415	$479,179
Income taxes	$30,000	$20,000

See accompanying notes to the condensed consolidated financial statements.

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

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical and precision industrial.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017, the condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 - NEW ACCOUNTING STANDARDS

New Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. We adopted this guidance as of April 1, 2017, on a prospective basis. The guidance eliminates additional paid-in capital pools and allows entities to record tax benefits within income tax expense in the consolidated statement of operations, classify any excess tax benefits within net cash provided by operating activities in the consolidated statement of cash flows, and account for award forfeitures as they occur. The adoption of this new guidance did not have an impact on our financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. We adopted this guidance as of April 1, 2017, on a prospective basis. The adoption did not have an impact on our financial statements and disclosures.

Issued Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. The new guidance reduces the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that this guidance will have on our financial statements and disclosures.

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

The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Current practice is primarily a risk and rewards based model, while the new standard introduces the concept of inventory control and satisfaction of performance obligations over time. We are currently assessing the impact that the new revenue recognition guidance may have on our financial statements and disclosures by comparing our current revenue recognition policy with the requirements of the new standard. A review of contracts with our largest customers which represents more than 80% of our revenue is underway, and it is probable that our current practices may no longer be viable for all customers under the new revenue recognition guidance. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows.

The new guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The guidance is effective for annual reporting periods beginning on or after December 15, 2017. We plan to adopt the new standard on April 1, 2018.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued an amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. The guidance in ASU 2016-16 requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact ASU 2016-02 will have on our financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact ASU 2017-09 will have on our financial statements and disclosures.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	September 30, 2017	March 31, 2017
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	9,896,917	8,601,199
Construction in progress	--	487,331
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,314,314	12,505,927
Less: accumulated depreciation	(7,945,147)	(7,593,725)
Total property, plant and equipment, net	$5,369,167	$4,912,202

Depreciation expense, which includes amortization of equipment under capital leases, for the three and six months ended September 30, 2017 and 2016 was $179,808 and $351,422, and $177,438 and $353,488, respectively.

Capitalized leases were $54,376 at the end of September 30, 2017 and March 31, 2017. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases at September 30, 2017 and March 31, 2017, was $8,156 and $2,719, respectively.

We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the three and six months ended September 30, 2017 was $8,590 and $13,257, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	September 30, 2017	March 31, 2017
Cost incurred on uncompleted contracts, beginning balance	$5,538,815	$5,491,605
Total cost incurred on contracts during the year	6,351,959	12,501,752
Less: cost of sales, during the year	(7,245,692)	(12,454,542)
Cost incurred on uncompleted contracts, ending balance	$4,645,082	$5,538,815
Billings on uncompleted contracts, beginning balance	$3,441,594	$3,095,963
Total billings incurred on contracts, during the year	8,409,439	18,896,305
Less: Contracts recognized as revenue, during the year	(10,419,280)	(18,550,674)
Billings on uncompleted contracts, ending balance	$1,431,753	$3,441,594
Cost incurred on uncompleted contracts, ending balance	$4,645,082	$5,538,815
Billings on uncompleted contracts, ending balance	1,431,753	3,441,594
Costs incurred on uncompleted contracts, in excess of progress billings	$3,213,329	$2,097,221

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of September 30, 2017 and March 31, 2017, we had billings in excess of costs totaling $827,573 and $642,831, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts for which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets included the following as of:

	September 30, 2017	March 31, 2017
Payments advanced to suppliers	$190,163	$107,591
Prepaid insurance	226,174	229,132
Other	130,296	85,373
Total	$546,633	$422,096

NOTE 7 - OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:

	September 30, 2017	March 31, 2017
Assets held for sale	$20,000	$100,000
Deposit for fixed assets	36,987	--
Prepaid loan costs	11,638	--
Total	$68,625	$100,000

At September 30, 2017 and March 31, 2017, we classified certain machinery and equipment of $20,000 and $100,000, respectively, to assets held for sale. This amount approximates fair value net of selling costs. We expect to sell the remaining fixed asset held for sale before the end of fiscal 2018. In fiscal 2017, we wrote down certain machinery held for sale and subsequently sold the machinery in May 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:

	September 30, 2017	March 31, 2017
Accrued compensation	$551,128	$568,766
Provision for contract losses	177,838	148,699
Accrued professional fees	141,139	142,648
Accrued project costs	97,525	--
Other	41,087	33,302
Total	$1,008,717	$893,415

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales.

NOTE 9 - DEBT

Long-term debt included the following as of:

	September 30, 2017	March 31, 2017
Commerce Term Loan due January 2022	$2,788,161	$2,828,844
People’s Equipment Loan Facility due April 2021	2,584,086	2,884,982
Obligations under capital leases	56,423	67,353
Total debt	$5,428,670	$5,781,179
Less: debt issue costs unamortized	$140,300	$188,977
Total debt, net	$5,288,370	$5,592,202
Less: Current portion of long-term debt	$742,292	$717,481
Total long-term debt, net	$4,546,078	$4,874,721

Commerce Bank & Trust Company Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank & Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with the Term Loan, the Commerce Loans.  The Commerce Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Commerce Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at September 30, 2017 and March 31, 2017. Unamortized debt issue costs for the Term Loan at September 30, 2017 were $52,594.

The Commerce Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Commerce Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Commerce Loan Agreement, Ranor also covenants (a) to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, and (b) that its annual capital expenditures shall not exceed $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Commerce Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period. At September 30, 2017 and March 31, 2017, the DSCR was 3.07 to 1.00 and 3.40 to 1.00, respectively. At March 31, 2017, the leverage ratio was 1.01 to 1.00.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement, or the MLSA, with People’s Capital and Leasing Corp., or People’s.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. At March 31, 2017, the DSCR was 2.86 to 1.00. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods. Unamortized debt issue costs at September 30, 2017 were $87,706.

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

NOTE 10 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $533,151 and $20,958 and the effective tax rate was 40.2% and 2.1%, for the six months ended September 30, 2017 and 2016, respectively. The low effective tax rate for the six months ended September 30, 2016 was a result of net operating loss utilization and the associated reduction in the valuation allowance which had been provided for this deferred tax asset. The tax provision for the six months ended September 30, 2016 was an accrual for the alternative minimum tax.

The valuation allowance on deferred tax assets at September 30, 2017 and March 31, 2017 was approximately $1.5 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

We regularly assess the effects of various factors to determine the adequacy of our provision for income taxes. For example, our future effective tax rate would be affected if earnings were lower than anticipated in tax jurisdictions where we have lower statutory rates and higher than anticipated in tax jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $40,850 and $39,653 for the six months ended September 30, 2017 and 2016, respectively.

NOTE 12 - STOCK BASED COMPENSATION

Our board of directors, upon the recommendation of the previously constituted compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016, and it applies to awards granted after that date. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

On April 4, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.74 per share, the closing stock market price on the date of grant. The weighted average fair value of the options on the grant date was $0.60 each. Forty percent of the options granted vested immediately. The remaining options will vest equally at the end of each quarter during fiscal 2018, beginning with the second quarter of fiscal 2018. The aggregate fair value of the stock options expensed during the six months ended September 30, 2017 was $84,138.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the period were 110.1% for volatility, 1.88% for the risk free interest rate and approximately six years for the expected life. At September 30, 2017, there were 1,803,332 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the six months ended September 30, 2017:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Granted	200,000	$0.740	--	--
Forfeited	(6,000)	$1.960	--	--
Outstanding at 9/30/2017	3,196,668	$0.406	$1,084,600	6.22
Vested or expected to vest at 9/30/2017	3,196,668	$0.406	$1,084,600	6.22
Exercisable and vested at 9/30/2017	2,576,668	$0.394	$934,600	6.22

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes the status of our stock options outstanding but not vested for the six month period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2017	833,334	$0.266
Granted	200,000	$0.740
Vested	(413,334)	$0.208
Outstanding at 9/30/2017	620,000	$0.458

The total fair value of shares vested during the period was $74,747. Other information relating to stock options outstanding at September 30, 2017 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,021,668	6.92	$0.34	2,401,668	$0.31
$1.01-$1.96	175,000	2.84	$1.59	175,000	$1.59
Totals	3,196,668			2,576,668

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2017, there were accounts receivable balances outstanding from two customers comprising 82% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2017				March 31, 2017
Customer	Dollars		Percent		Dollars		Percent
A		$1,478,882	68%		$	*	* %
B		$308,638	14%			$961,463	51%
C	$	*	*	%		$406,428	22%
D	$	*	*	%		$187,410	10%

*less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales in the periods presented:

	Three months ended September 30, 2017				Three months ended September 30, 2016				Six months ended September 30, 2017		Six months ended September 30, 2016
Customer	Dollars		Percent		Dollars		Percent		Dollars	Percent	Dollars		Percent
A		$2,061,276	45%			$383,253	10%		$4,950,432	48%	$	*	* %
B		$746,877	16%		$	*	*	%	$2,330,088	22%		$1,457,222	18%
C	$	*	*	%	$	*	*	%	$1,079,832	10%	$	*	* %
D	$	*	*	%		$1,998,724	55%		*	* %		$3,285,065	40%
E	$	*	*	%	$	*	*	%	*	* %		$1,741,084	21%

*less than 10% of total

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2017 for future executive salaries during the next twelve months was approximately $0.5 million. The aggregate commitment for the remainder of our employees at September 30, 2017 was approximately $0.3 million for accrued payroll, vacation and holiday pay.

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Basic EPS
Net Income	$368,186	$546,082	$792,688	$991,385
Weighted average shares	28,824,593	27,324,593	28,824,593	27,324,593
Basic Income per share	$0.01	$0.02	$0.03	$0.04
Diluted EPS
Net Income	$368,186	$546,082	$792,688	$991,385
Dilutive effect of stock options	905,863	696,202	926,626	611,505
Diluted weighted average shares	29,730,456	28,020,795	29,751,219	27,936,098
Diluted Income per share	$0.01	$0.02	$0.03	$0.04

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended September 30, 2017, there were 596,668 and 496,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. For each of the three and six months ended September 30, 2016, there were 428,500 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

NOTE 16 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. A reclassification has been made to the condensed consolidated balance sheets for fiscal year ended March 31, 2017, to offset deferred taxes within the same tax jurisdiction. This reclassification had no effect on the reported results of operations or the consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions are intended to identify forward-looking statements.

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

We historically have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2017 and September 30, 2016, our largest customers accounted for approximately 48% and 40% of reported net sales, respectively. Our sales order backlog at September 30, 2017 was approximately $10.8 million compared with a backlog of $15.8 million at March 31, 2017.

For the six months ended September 30, 2017, our net sales and net income were $10.4 million and $0.8 million, respectively, compared with net sales and net income of $8.3 and $1.0 million, respectively, for the six months ended September 30, 2016.  Our gross margins for the six months ended September 30, 2017 were 30.5% compared with gross margins of 36.2% in the six months ended September 30, 2016. We generated $0.5 million of cash from operating activities and invested $0.8 million in new machinery and equipment for the six months ended September 30, 2017. We had a cash balance of $2.5 million at September 30, 2017.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2017 Form 10-K. There were no significant changes in the critical accounting policies during the six months ended September 30, 2017, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

New Accounting Pronouncements

See Note 3 - New Accounting Standards to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

Three Months Ended September 30, 2017 and 2016

The following table sets forth information from our Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	September 30, 2017		September 30, 2016		Changes Period Ended September 30, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,589	100%	$3,656	100%	$933	26%
Cost of sales	3,156	69%	2,182	60%	974	45%
Gross profit	1,433	31%	1,474	40%	(41)	(3)%
Selling, general and administrative	720	16%	740	20%	(20)	(3)%
Income from operations	713	15%	734	20%	(21)	(3)%
Other income	1	-%	7	-%	(6)	(86)%
Interest expense	(100)	(2)%	(183)	(5)%	83	45%
Total other expense, net	(99)	(2)%	(176)	(5)%	77	44%
Income before income taxes	614	13%	558	15%	56	10%
Income tax expense	246	5%	12	-%	234	nm %
Net income	$368	8%	$546	15%	$(178)	(33)%

nm - not meaningful

Net Sales

Generally, increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for new components. Our shipments in the three months ended September 30, 2017 included orders for new and repeat business from existing key customers. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. For the three months ended September 30, 2017, net sales increased by $0.9 million, or 26%, to $4.6 million when compared to $3.7 million for the three months ended September 30, 2016.  Net sales in our defense market increased by $0.5 million in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, primarily on higher shipments of new product components to our largest defense customers.  Net sales in our energy market increased by $0.6 million when compared to the three months ended September 30, 2016, primarily on a higher shipment volume of nuclear plant components. Net sales in our precision industrial market decreased by $0.2 million when compared to the three months ended September 30, 2016 on lower shipments of large scale medical device components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended September 30, 2017 increased by $1.0 million compared to the three months ended September 30, 2016 on higher sales volume and unabsorbed overhead costs, caused by a time lag between contract deliveries and the startup schedule for new projects. Gross profit decreased by approximately $41,000 for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 31.2% and 40.3% for the three months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended September 30, 2017 decreased by approximately $20,000 compared to the three months ended September 30, 2016, primarily the result of lower expenses for outside advisory services.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended September 30:

	2017	2016	$ Change	% Change
Other income	$1,456	$6,824	$(5,368)	(79)%
Interest expense	$(82,920)	$(114,012)	$31,092	27%
Amortization of debt issue costs	$(17,494)	$(69,256)	$51,762	75%

Interest expense and amortization of debt issue costs for the three months ended September 30, 2017 were lower when compared to the three months ended September 30, 2016. The decrease in interest expense is primarily due to lower interest rates in connection with our debt refinancing transactions completed in fiscal 2017. Amortization of debt issue costs for the three months ended September 30, 2017 decreased when compared to the three months ended September 30, 2016 because of lower debt issue costs in connection with our new debt refinancing transaction completed in fiscal 2017.

Income Taxes

For the three months ended September 30, 2017 we recorded tax expense of $245,516, compared to tax expense of $11,505 for the three months ended September 30, 2016, an increase of $234,011. The lower tax expense for the three months ended September 30, 2016 was primarily the result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset. The three months ended September 30, 2016 tax provision reflects an accrual for the alternative minimum tax.

The valuation allowance on deferred tax assets at September 30, 2017 and March 31, 2017 was approximately $1.5 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income

As a result of the foregoing, for the three months ended September 30, 2017, our net income was $368,186, or $0.01 per share basic and fully diluted, compared with net income of $546,082, or $0.02 per share basic and fully diluted, for the three months ended September 30, 2016.

Six Months Ended September 30, 2017 and 2016

The following table sets forth information from our Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	September 30, 2017		September 30, 2016		Changes Period Ended September 30, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$10,419	100%	$8,301	100%	$2,118	26%
Cost of sales	7,246	69%	5,292	64%	1,954	37%
Gross profit	3,173	31%	3,009	36%	164	5%
Selling, general and administrative	1,640	16%	1,628	20%	12	1%
Income from operations	1,533	15%	1,381	16%	152	11%
Other income	2	-%	7	-%	(5)	(71)%
Interest expense	(209)	(2)%	(376)	(5)%	167	44%
Total other expense, net	(207)	(2)%	(369)	(4)%	162	44%
Income before income taxes	1,326	13%	1,012	12%	314	31%
Income tax expense	533	5%	21	-%	512	nm %
Net income	$793	8%	$991	12%	$(198)	(20)%

nm - not meaningful

Net Sales

Generally, increases and decreases in net sales reflect changes in product mix as our customers gauge their demand for new product components. Our shipments in the six months ended September 30, 2017 included orders for new and repeat business from existing key customers. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. For the six months ended September 30, 2017, net sales increased by $2.1 million, or 26%, to $10.4 million when compared to $8.3 million for the six months ended September 30, 2016.  Net sales in our defense market increased by $2.5 million in the six months ended September 30, 2017 when compared to the six months ended September 30, 2016, primarily on higher shipments of new product components to one of our largest defense customers.  Net sales in our energy market increased by $1.4 million when compared to the six months ended September 30, 2016, primarily on a higher shipment volume of nuclear plant components. Net sales in our precision industrial market decreased by $1.8 million when compared to the three months ended September 30, 2016 on lower shipments of large scale medical device components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the six months ended September 30, 2017 increased by $1.9 million compared to the six months ended September 30, 2016 primarily on higher sales volume, higher estimates for contract losses and higher amounts of unabsorbed overhead. Gross profit increased by $0.2 million for the six months ended September 30, 2017 when compared to the six months ended September 30, 2016.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 30.5% and 36.3% for the six months ended September 30, 2017 and 2016, respectively. Lower gross margin for the six months ended September 30, 2017 were the result of higher amounts of unabsorbed overhead costs caused by a time lag between contract deliveries and the startup schedule for new contract projects.

Selling, General and Administrative Expenses

Total SG&A expenses increased by approximately $12,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, primarily the result of higher share based compensation almost entirely offset by lower outside advisory services.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the six months ended September 30:

	2017	2016	$ Change	% Change
Other income	$1,547	$7,575	$(6,028)	(80)%
Interest expense	$(172,158)	$(286,429)	$114,271	40%
Amortization of debt issue costs	$(37,038)	$(90,049)	$53,011	59%

Interest expense and amortization of debt issue costs for the six months ended September 30, 2017 were lower when compared to the six months ended September 30, 2016. The decrease in interest expense and is primarily due to lower interest rates in connection with the debt refinancing transactions completed in fiscal 2017. Amortization of debt issue costs in connection with our refinanced debt were also lower for the six months ended September 30, 2017 when compared to the six months ended September 30, 2016.

Income Taxes

For the six months ended September 30, 2017 we recorded tax expense of $533,151, compared to tax expense of $20,958 for the six months ended September 30, 2016. The lower effective tax rate for the six months ended September 30, 2016 was the result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset. The six months ended September 30, 2016 tax provision reflects an accrual for the alternative minimum tax.

The valuation allowance on deferred tax assets at September 30, 2017 and March 31, 2017 was approximately $1.5 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income

As a result of the foregoing, for the six months ended September 30, 2017, our net income was $792,688, or $0.02 per share basic and fully diluted, compared with net income of $991,385, or $0.04 per share basic and fully diluted, for the six months ended September 30, 2016.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $368,168 for the three months ended September 30, 2017, as compared to $546,082 for the three months ended September 30, 2016. EBITDA, a non-GAAP financial measure, was $0.9 million for the three months ended September 30, 2017 and 2016. Net income was $792,688 for the six months ended September 30, 2017, as compared to $991,385 for the six months ended September 30, 2016. EBITDA, a non-GAAP financial measure, was $1.9 million for the six months ended September 30, 2017, as compared to $1.7 million for the six months ended September 30, 2016.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements:

(dollars in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Change Amount
Net income	$368	$546	$(178)
Income tax expense	246	12	234
Interest expense (1)	100	183	(83)
Depreciation	180	177	3
EBITDA	$894	$918	$(24)

(dollars in thousands)	Six months ended September 30, 2017	Six months ended September 30, 2016	Change Amount
Net income	$793	$991	$(198)
Income tax expense	533	21	512
Interest expense (1)	209	376	(167)
Depreciation	351	353	(2)
EBITDA	$1,886	$1,741	$145

(1)       Includes amortization of debt issue costs.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $2.5 million. Net cash provided by operating activities for the six months ended September 30, 2017 was $0.5 million, compared to net cash provided by operating activities for the six months ended September 30, 2016 of $1.4 million. Net cash used in investing activities was $0.8 million for the six months ended September 30, 2017. At September 30, 2017, we had working capital of $5.7 million as compared with working capital of $5.0 million at March 31, 2017. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	September 30, 2017	March 31, 2017	Change Amount
Cash and cash equivalents	$2,490	$3,066	$(576)
Working capital	$5,667	$4,979	$688
Total debt	$5,429	$5,781	$(352)
Total stockholders’ equity	$8,915	$7,970	$945

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	September 30, 2017	September 30, 2016	Change Amount
Cash flows provided by (used in):
Operating activities	$542	$1,429	$(887)
Investing activities	(765)	(115)	(650)
Financing activities	(353)	192	(545)
Net (decrease) increase in cash	$(576)	$1,506	$(2,082)

At September 30, 2017 we were in compliance with all financial covenants contained in all of our debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the six months ended September 30, 2017 was $0.5 million compared with cash provided by operations of $1.4 million for the six months ended September 30, 2016. The six month period ended September 30, 2017 was marked by a change in the customer project mix which resulted in less cash collected from customer advances and progress payments.

Investing activities

Net cash used in investing activities totaled $0.8 million for the six months ended September 30, 2017. We expended $0.8 million for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment.

Financing activities

For the six months ended September 30, 2017, net cash used in financing activities was $0.4 million of monthly principal payments in connection with our debt obligations. For the six months ended September 30, 2016, cash provided by financing activities was $192,221. During the six months ended September 30, 2016, we received proceeds of $3.0 million from our MLSA with People's. In connection with the People’s MLSA, $2.7 million of the proceeds were disbursed as payment in full for the principal obligations under our previous Loan and Security Agreement with Utica LeaseCo, LLC. We also paid $145,995 in loan closing costs for our outstanding debt during the six months ended September 30, 2016.

All of the above activity resulted in a net decrease in cash of $0.6 million for the six months ended September 30, 2017 compared with an increase in cash of $1.5 million for the six months ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the six months ended September 31, 2017, any off-balance sheet assets, liabilities or arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Class Action Lawsuit

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2017 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).

3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

November 13, 2017	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)