Form 10-Q
period 2017-12-31
TECHPRECISION CORP
filed 2018-02-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of February 5, 2018 was 28,824,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,971,029	$3,066,156
Accounts receivable, net	1,609,588	1,870,672
Costs incurred on uncompleted contracts, in excess of progress billings	2,482,234	2,097,221
Inventories - raw materials	207,292	141,792
Other current assets	509,779	422,096
Total current assets	7,779,922	7,597,937
Property, plant and equipment, net	5,303,210	4,912,202
Deferred income taxes	1,967,437	2,871,680
Other noncurrent assets, net	29,241	100,000
Total assets	$15,079,810	$15,481,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,035	$365,308
Accrued expenses	817,995	893,415
Billings on uncompleted contracts, in excess of related costs	576,710	642,831
Current portion of long-term debt	753,990	717,481
Total current liabilities	2,407,730	2,619,035
Long-term debt, including capital leases	4,368,120	4,874,721
Noncurrent accrued expenses	3,226	17,742
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at December 31 and March 31, 2017	2,882	2,882
Additional paid in capital	8,485,755	8,258,820
Accumulated other comprehensive income	21,509	19,328
Accumulated deficit	(209,412)	(310,709)
Total stockholders’ equity	8,300,734	7,970,321
Total liabilities and stockholders’ equity	$15,079,810	$15,481,819

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$3,642,294	$5,318,610	$14,061,574	$13,619,578
Cost of sales	3,219,543	3,266,721	10,465,235	8,558,680
Gross profit	422,751	2,051,889	3,596,339	5,060,898
Selling, general and administrative	596,271	1,955,093	2,236,371	3,582,856
Gain from claims assignment settlement	--	(1,122,287)	--	(1,122,287)
Income (loss) from operations	(173,520)	1,219,083	1,359,968	2,600,329
Other income	86	1,130	1,633	8,705
Interest expense	(104,861)	(207,521)	(314,057)	(583,999)
Total other expense, net	(104,775)	(206,391)	(312,424)	(575,294)
Income (loss) before income taxes	(278,295)	1,012,692	1,047,544	2,025,035
Income tax expense	413,096	20,598	946,247	41,556
Net income (loss)	$(691,391)	$992,094	$101,297	$1,983,479
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$601	$(1,095)	$3,187	$(2,319)
Other comprehensive income (loss), before tax	601	(1,095)	3,187	(2,319)
Income tax expense (benefit) on other comprehensive income	(36)	--	1,006	--
Other comprehensive income (loss), net of tax	$637	$(1,095)	$2,181	$(2,319)
Comprehensive income (loss)	$(690,754)	$990,999	$103,478	$1,981,160
Net income (loss) per share basic	$(0.02)	$0.03	$0.00	$0.07
Net income (loss) per share diluted	$(0.02)	$0.03	$0.00	$0.07
Weighted average number of shares outstanding basic	28,824,593	28,156,115	28,824,593	27,602,775
Weighted average number of shares outstanding diluted	28,824,593	28,873,237	29,564,841	28,261,110

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,297	$1,983,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	523,640	519,114
Amortization of debt issue costs	53,964	129,383
Stock based compensation expense	226,935	1,093,685
Change in contract losses	(43,815)	(320,900)
Gain from claims assignment settlement – noncash portion	--	(507,835)
Deferred income taxes	904,243	--
Changes in operating assets and liabilities:
Accounts receivable	261,084	1,251,278
Costs on uncompleted contracts, in excess of progress billings	(385,013)	(547,812)
Inventories - raw materials	(65,500)	4,201
Other current assets	(87,682)	167,263
Other noncurrent assets and liabilities	(14,516)	(30,961)
Accounts payable	(106,273)	(447,306)
Accrued expenses	(28,712)	(412,198)
Accrued taxes	--	(3,443)
Billings on uncompleted contracts, in excess of related costs	(66,121)	(965,860)
Net cash provided by operating activities	1,273,531	1,912,088
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	80,000	--
Purchases of property, plant and equipment	(914,648)	(452,820)
Net cash used in investing activities	(834,648)	(452,820)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	--	(159,137)
Borrowings of long-term debt	--	6,227,500
Repayment of long-term debt	(533,297)	(5,064,745)
Net cash (used in) provided by financing activities	(533,297)	1,003,618
Effect of exchange rate on cash and cash equivalents	(713)	(279)
Net (decrease) increase in cash and cash equivalents	(95,127)	2,462,607
Cash and cash equivalents, beginning of period	$3,066,156	$1,332,166
Cash and cash equivalents, end of period	$2,971,029	$3,794,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$275,216	$692,541
Income taxes	$30,000	$45,000

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

We manufacture precision, large-scale fabricated and machined metal components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical and precision industrial.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2017 and March 31, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2017 and 2016 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 - NEW ACCOUNTING STANDARDS

New Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. We adopted this guidance as of April 1, 2017, on a prospective basis. The guidance eliminates additional paid-in capital pools and allows entities to record tax benefits within income tax expense in the consolidated statement of operations, classify any excess tax benefits within net cash provided by operating activities in the consolidated statement of cash flows, and account for award forfeitures as they occur. The adoption of this new guidance did not have a material impact on our financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. We adopted this guidance as of April 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements and disclosures.

Issued Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, or ASU 2017-09. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not expect this standard to have a material impact on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. The new guidance reduces the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not expect this standard to have a material impact on our Consolidated Statements of Cash Flows.

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

The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Current practice is primarily a risk and rewards based model, while the new standard introduces the concept of inventory control and satisfaction of performance obligations over time. We are currently assessing the impact that the new revenue recognition guidance may have on our financial statements and disclosures by comparing our current revenue recognition policy with the requirements of the new standard. A review of contracts with our largest customers which represent more than 80% of our revenue is underway, and it is probable that our current practices may no longer be viable for all customers under the new revenue recognition guidance. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows.

The guidance is effective for annual reporting periods beginning on or after December 15, 2017. The new guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We plan to adopt the new standard on April 1, 2018, and we currently expect to use the modified retrospective method.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:

	December 31, 2017	March 31, 2017
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	9,898,630	8,601,199
Construction in progress	104,548	487,331
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,420,575	12,505,927
Less: accumulated depreciation	(8,117,365)	(7,593,725)
Total property, plant and equipment, net	$5,303,210	$4,912,202

Depreciation expense, which includes amortization of equipment under capital leases, for the three and nine months ended December 31, 2017 and 2016 was $172,218 and $523,640, and $165,626 and $519,114, respectively.

Capitalized leases were $54,376 at the end of December 31, 2017 and March 31, 2017. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases at December 31, 2017 and March 31, 2017, was $10,875 and $2,719, respectively.

We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the three and nine months ended December 31, 2017 was $553 and $13,810, respectively.

NOTE 5 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

The following table sets forth information as to costs incurred on uncompleted contracts as of:

	December 31, 2017	March 31, 2017
Cost incurred on uncompleted contracts, beginning balance	$5,538,815	$5,491,605
Total cost incurred on contracts during the year	9,117,879	12,501,752
Less: cost of sales, during the year	(10,465,235)	(12,454,542)
Cost incurred on uncompleted contracts, ending balance	$4,191,459	$5,538,815
Billings on uncompleted contracts, beginning balance	$3,441,594	$3,095,963
Total billings incurred on contracts, during the year	12,329,205	18,896,305
Less: Contracts recognized as revenue, during the year	(14,061,574)	(18,550,674)
Billings on uncompleted contracts, ending balance	$1,709,225	$3,441,594
Cost incurred on uncompleted contracts, ending balance	$4,191,459	$5,538,815
Less: Billings on uncompleted contracts, ending balance	1,709,225	3,441,594
Costs incurred on uncompleted contracts, in excess of progress billings	$2,482,234	$2,097,221

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of December 31, 2017 and March 31, 2017, we had billings in excess of costs totaling $576,710 and $642,831, respectively. Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts for which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets included the following as of:

	December 31, 2017	March 31, 2017
Payments advanced to suppliers	$214,185	$107,591
Prepaid insurance	221,596	229,132
Other	73,998	85,373
Total	$509,779	$422,096

NOTE 7 - OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of:

	December 31, 2017	March 31, 2017
Assets held for sale	$20,000	$100,000
Prepaid loan costs	9,241	--
Total	$29,241	$100,000

At December 31, 2017 and March 31, 2017, we classified certain machinery and equipment of $20,000 and $100,000, respectively, to assets held for sale. This amount approximates fair value net of selling costs. We expect to sell the remaining fixed asset held for sale before the end of fiscal 2018. In fiscal 2017, we wrote down certain machinery held for sale and subsequently sold the machinery in May 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses included the following as of:

	December 31, 2017	March 31, 2017
Accrued compensation	$408,021	$568,766
Provision for contract losses	104,884	148,699
Accrued professional fees	160,482	142,648
Accrued project costs	99,284	--
Other	45,324	33,302
Total	$817,995	$893,415

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales.

NOTE 9 - DEBT

Long-term debt included the following as of:

	December 31, 2017	March 31, 2017
Commerce Term Loan due January 2022	$2,767,007	$2,828,844
People’s Equipment Loan Facility due April 2021	2,429,137	2,884,982
Obligations under capital leases	51,737	67,353
Total debt	$5,247,881	$5,781,179
Less: debt issue costs unamortized	$125,771	$188,977
Total debt, net	$5,122,110	$5,592,202
Less: Current portion of long-term debt	$753,990	$717,481
Total long-term debt, net	$4,368,120	$4,874,721

Commerce Bank & Trust Company Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Commerce Loan Agreement, with Commerce Bank & Trust Company, or Commerce.  Pursuant to the Commerce Loan Agreement, Commerce made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with the Term Loan, the Commerce Loans.  The Commerce Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Commerce Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at December 31, 2017 and March 31, 2017. Unamortized debt issue costs for the Term Loan at December 31, 2017 were $49,240.

The Commerce Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Commerce Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Commerce Loan Agreement, Ranor also covenants (a) to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, and (b) that its annual capital expenditures shall not exceed $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Commerce Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period. At December 31, 2017 and March 31, 2017, the DSCR was 1.26 to 1.00 and 3.40 to 1.00, respectively. At March 31, 2017, the leverage ratio was 1.01 to 1.00.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement, or the MLSA, with People’s Capital and Leasing Corp., or People’s.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. At March 31, 2017, the DSCR was 2.86 to 1.00. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods. Unamortized debt issue costs at December 31, 2017 were $76,531.

Capital Lease

We entered into a new capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of $1,169. Concurrently, in January 2017 we retired certain office equipment under an existing capital lease which was amended in 2014. The revised lease term will expire in March 2018 and the required monthly payments of principal and interest will be $1,187 through October 2017, and then $720 until the lease payment expires in December 2018.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 10 - INCOME TAXES

The Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. statutory corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Act reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending March 31, 2018, the Company’s U.S. federal statutory income tax rate will be 31.55%. For the fiscal year ending March 31, 2019, the Company’s U.S. federal statutory income tax rate will be 21%.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting of certain income tax effects of the Tax Act are incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company has recorded its best estimate of the impact of the Tax Act in the quarter ended December 31, 2017 income tax provision in accordance with its understanding of the Tax Act and guidance currently available.

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $946,247 and $41,556 for the nine months ended December 31, 2017 and 2016, respectively. For the three months ended December 31, 2017, the Company recorded a $0.5 million discrete tax item related to the re-measurement of its U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate. The small tax provision for the nine months ended December 31, 2016 was a result of net operating loss utilization and the associated reduction in the valuation allowance which had been provided for this deferred tax asset.

The valuation allowance on deferred tax assets at December 31, 2017 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

These estimates are based on the Company's initial analysis of the Tax Act and may be adjusted in future periods as required. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings could all impact these estimates. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending March 31, 2018.

NOTE 11 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $59,859 and $60,127 for the nine months ended December 31, 2017 and 2016, respectively.

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

On April 4, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.74 per share, the closing stock market price on the date of grant. The weighted average fair value of the options on the grant date was $0.60 each. Forty percent of the options granted vested immediately. The remaining options will vest equally at the end of each quarter during fiscal 2018, beginning with the second quarter of fiscal 2018. The aggregate fair value of the stock options expensed during the nine months ended December 31, 2017 was $102,168.

On November 10, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.60 per share, the closing stock market price on the date of grant. The weighted average fair value of the options on the grant date was $0.50 each. The options will vest in four equal installments beginning on December 8, 2017. The aggregate fair value of the stock options expensed during the three months ended December 31, 2017 was $24,930.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the period were 110.1% and 107.2% for volatility, 1.88% and 2.06% for the risk free interest rate, and approximately six years for the expected life. At December 31, 2017, there were 1,603,332 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the nine months ended December 31, 2017:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Granted	400,000	$0.670	--	--
Forfeited	(6,000)	$1.960	--	--
Outstanding at 12/31/2017	3,396,668	$0.418	$957,600	6.75
Vested or expected to vest at 12/31/2017	3,396,668	$0.418	$957,600	6.75
Exercisable and vested at 12/31/2017	3,040,000	$0.418	$876,267	6.75

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes the status of our stock options outstanding but not vested for the nine month period ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2017	833,333	$0.266
Granted	400,000	$0.670
Vested	(876,665)	$0.390
Outstanding at 12/31/2017	356,668	$0.415

The total fair value of shares vested during the period was $281,301. Other information relating to stock options outstanding at December 31, 2017 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,221,668	7.43	$0.35	2,865,000	$0.35
$1.01-$1.96	175,000	2.63	$1.59	175,000	$1.59
Totals	3,396,668			3,040,000

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2017, there were accounts receivable balances outstanding from four customers comprising 82% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2017		March 31, 2017
Customer	Amount	Percent	Amount	Percent
A	$518,559	32%	*	* %
B	$314,378	20%	$406,428	22%
C	$254,621	16%	$187,410	10%
D	$232,000	14%	*	* %
E	*	* %	$961,463	51%

*less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales in the periods presented:

	Three months ended December 31, 2017		Three months ended December 31, 2016		Nine months ended December 31, 2017		Nine months ended December 31, 2016
Customer	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
A	*	*	$1,000,198	19%	$5,284,925	38%	$1,383,451	10%
B	$704,215	19%	*	*	$3,034,304	22%	$1,537,488	11%
C	$576,487	16%	*	*	*	*	*	*
D	$775,042	21%	$3,113,121	59%	*	*	$6,398,186	47%
E	*	*	*	*	*	*	$2,166,171	16%
F	$638,843	18%	*	*	*	*	*	*

*less than 10% of total

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2017 for future executive salaries during the next twelve months was approximately $0.5 million. The aggregate commitment for the remainder of our employees at December 31, 2017 was approximately $0.2 million for accrued payroll, vacation and holiday pay.

NOTE 15 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Basic EPS
Net income (loss)	$(691,391)	$992,094	$101,297	$1,983,479
Weighted average shares	28,824,593	28,156,115	28,824,593	27,602,775
Basic income (loss) per share	$(0.02)	$0.03	$0.00	$0.07
Diluted EPS
Net income (loss)	$(691,391)	$992,094	$101,297	$1,983,479
Dilutive effect of stock options	--	717,122	740,248	658,335
Diluted weighted average shares	28,824,593	28,873,237	29,564,841	28,261,110
Diluted income (loss) per share	$(0.02)	$0.03	$0.00	$0.07

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended December 31, 2017, there were 2,590,418 and 1,796,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. For each of the three and nine months ended December 31, 2016, there were 423,500 and 1,428,500 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

NOTE 16 - RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this quarterly report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions are intended to identify forward-looking statements.

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

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2017 and December 31, 2016, our largest customer accounted for approximately 38% and 47% of reported net sales, respectively. Our sales order backlog at December 31, 2017 was approximately $11.2 million compared with a backlog of $15.8 million at March 31, 2017.

For the nine months ended December 31, 2017, our net sales and income before income taxes were $14.1 million and $1.0 million, respectively, compared with net sales and income before income taxes of $13.6 million and $2.0 million, respectively, for the nine months ended December 31, 2016.  Our gross margins for the nine months ended December 31, 2017 were 25.6% compared with gross margins of 37.2% in the nine months ended December 31, 2016. We generated $1.3 million of cash from operating activities and invested $0.9 million in new machinery and equipment for the nine months ended December 31, 2017. We had a cash balance of $3.0 million at December 31, 2017.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2017 Form 10-K. There were no significant changes in the critical accounting policies during the nine months ended December 31, 2017, nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

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

Three Months Ended December 31, 2017 and 2016

The following table sets forth information from our Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	December 31, 2017		December 31, 2016		Changes Period Ended December 31, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,642	100%	$5,319	100%	$(1,677)	(32)%
Cost of sales	3,220	88%	3,267	61%	(47)	(1)%
Gross profit	422	12%	2,052	39%	(1,630)	(79)%
Selling, general and administrative	596	16%	1,955	37%	(1,359)	(70)%
Gain from claims assignment settlement	--	--%	(1,122)	(21)%	1,122	100%
(Loss) income from operations	(174)	(5)%	1,219	23%	(1,393)	nm %
Other expense, net	(104)	(3)%	(206)	(4)%	102	49%
(Loss) income before income taxes	(278)	(8)%	1,013	19%	(1,291)	nm %
Income tax expense	413	11%	21	--%	392	nm %
Net (loss) income	$(691)	(19)%	$992	19%	$(1,683)	nm %

nm - not meaningful

Net Sales

Our shipments in the three months ended December 31, 2017 included orders for new and repeat business from existing key customers. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. Changes in net sales reflect a different product mix when comparing reporting periods as our customers gauge their demand for new components. For the three months ended December 31, 2017, net sales decreased by $1.7 million, or 32%, to $3.6 million when compared to $5.3 million for the three months ended December 31, 2016.  Net sales in our defense market decreased by $1.6 million in the three months ended December 31, 2017 when compared to the three months ended December 31, 2016, because of a slowdown in customer project activity caused by defense customer appropriations and funding delays. The December 31, 2016 sales were higher because of favorable timing with customer schedules in that prior year period. Net sales in our precision industrial market decreased by $0.3 million when compared to the three months ended December 31, 2016 on lower shipments of large scale medical device components. Net sales in our energy market increased by $0.2 million when compared to the three months ended December 31, 2016, primarily on a higher shipment volume of nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended December 31, 2017 decreased by $47,000 compared to the three months ended December 31, 2016. Gross profit decreased by $1.6 million for the three months ended December 31, 2017 when compared to the three months ended December 31, 2016.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 11.6% and 38.6% for the three months ended December 31, 2017 and 2016, respectively. Gross margin was lower for the three months ended December 31, 2017 due to a higher mix of low margin component shipments and under absorbed overhead related to the slowdown in project activity.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended December 31, 2017 decreased by approximately $1.4 million due primarily to a $1.0 million decrease in share based compensation expense when compared to the three months ended December 31, 2016.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended December 31:

(dollars in thousands)	2017	2016	$ Change	% Change
Other income	$86	$1,130	$(1,044)	(92)%
Interest expense	$(89,249)	$(157,112)	$67,863	43%
Amortization of debt issue costs	$(15,612)	$(50,409)	$34,797	69%

Interest expense and amortization of debt issue costs for the three months ended December 31, 2017 were lower when compared to the three months ended December 31, 2016. The decrease in interest expense is primarily due to lower interest rates in connection with our debt refinancing transactions completed in fiscal 2017. Amortization of debt issue costs for the three months ended December 31, 2017 decreased when compared to the three months ended December 31, 2016 because of lower debt issue costs in connection with our new debt refinancing transaction completed in fiscal 2017.

Income Taxes

For the three months ended December 31, 2017 we recorded tax expense of $413,096, compared to tax expense of $20,598 for the three months ended December 31, 2016.

With the enactment of the Tax Act, our December 31, 2017 financial results included a $0.5 million discrete tax item related to the re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate. These estimates are based on the Company's initial analysis of the Tax Act and may be adjusted in future periods as required. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings could all impact these estimates.

The lower tax expense for the three months ended December 31, 2016 was primarily the result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset.

Net Income (Loss)

As a result of the foregoing, for the three months ended December 31, 2017, our net loss was $691,391, or $0.02 per share basic and fully diluted, compared with net income of $992,094, or $0.03 per share basic and fully diluted, for the three months ended December 31, 2016.

Nine Months Ended December 31, 2017 and 2016

The following table sets forth information from our Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	December 31, 2017		December 31, 2016		Changes Period Ended December 31, 2017 to 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,061	100%	$13,620	100%	$441	3%
Cost of sales	10,465	74%	8,559	63%	1,906	22%
Gross profit	3,596	26%	5,061	37%	(1,465)	(29)%
Selling, general and administrative	2,236	16%	3,583	26%	(1,347)	(38)%
Gain from claims assignment settlement	--		(1,122)	(8)%	1,122	100%
Income from operations	1,360	10%	2,600	19%	(1,240)	(48)%
Other income (expense), net	(313)	(2)%	(575)	(4)%	262	46%
Income before income taxes	1,047	7%	2,025	15%	(978)	(48)%
Income tax expense	946	7%	42	-%	904	--%
Net income	$101	--%	$1,983	15%	$(1,882)	--%

nm - not meaningful

Net Sales

Our shipments in the nine months ended December 31, 2017 included orders for new and repeat business from existing key customers. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. Changes in net sales reflect a different product mix when comparing reporting periods as our customers gauge their demand for new components. For the nine months ended December 31, 2017, net sales increased by $0.4 million, or 3%, to $14.1 million when compared to $13.6 million for the nine months ended December 31, 2016.  Net sales in our defense market increased by $0.9 million in the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016, primarily on higher shipments of new product components to one of our largest defense customers.  Net sales in our energy market increased by $1.6 million when compared to the nine months ended December 31, 2016, primarily on a higher shipment volume of nuclear plant components. Net sales in our precision industrial market decreased by $2.1 million when compared to the three months ended December 31, 2016 on lower shipments of large scale medical device components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2017 increased by $1.9 million compared to the nine months ended December 31, 2016 primarily on higher sales volume and higher amounts of unabsorbed overhead. Gross profit decreased by $1.5 million for the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 25.7% and 37.1% for the nine months ended December 31, 2017 and 2016, respectively. Lower gross margin for the nine months ended December 31, 2017 were primarily the result of higher volume of low margin components shipped during the period plus higher amounts of unabsorbed overhead related to the slowdown in project activity.

Selling, General and Administrative Expenses

Total SG&A expenses decreased by approximately $1.3 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, primarily the result of lower share based compensation.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the nine months ended December 31:

(dollars in thousands)	2017	2016	$ Change	% Change
Other income	$1,633	$8,705	$(7,072)	(81)%
Interest expense	$(261,406)	$(443,541)	$182,135	41%
Amortization of debt issue costs	$(52,651)	$(140,458)	$87,807	63%

Interest expense and amortization of debt issue costs for the nine months ended December 31, 2017 were lower when compared to the nine months ended December 31, 2016. The decrease in interest expense is primarily due to lower interest rates in connection with the debt refinancing transactions completed in fiscal 2017. Lower debt issue costs in connection with our refinanced debt resulted in lower amortization for the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016.

Income Taxes

The Tax Act reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending March 31, 2018, the Company’s U.S. federal statutory income tax rate will be 31.55%.

For the nine months ended December 31, 2017 we recorded tax expense of $946,247 compared to tax expense of $41,556 for the nine months ended December 31, 2016.

With the enactment of the Tax Act, our December 31, 2017 financial results included a $0.5 million discrete tax item related to the re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate. Estimates are based on the Company's initial analysis of the Tax Act and may be adjusted in future periods as required. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings could all impact these estimates.

The valuation allowance on deferred tax assets at December 31, 2017 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

The lower effective tax rate for the nine months ended December 31, 2016 was the result of the utilization of net operating losses and the associated reduction in the valuation allowance which had been provided for this deferred tax asset.

Net Income

As a result of the foregoing, for the nine months ended December 31, 2017, our net income was $101,297 or $0.00 per share basic and fully diluted, compared with net income of $2.0 million or $0.07 per share basic and fully diluted, for the nine months ended December 31, 2016.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net loss or income plus interest, income taxes, depreciation and amortization. Net loss was $691,391 for the three months ended December 31, 2017, as compared to net income of $992,094 for the three months ended December 31, 2016. Net income was $101,297 for the nine months ended December 31, 2017, as compared to net income of $2.0 million for the nine months ended December 31, 2016. EBITDA was $1.9 million for the nine months ended December 31, 2017, as compared to $3.1 million for the nine months ended December 31, 2016.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements:

(dollars in thousands)	Three months ended December 31, 2017	Three months ended December 31, 2016	Change Amount
Net income (loss)	$(691)	$992	$(1,683)
Income tax expense	413	21	392
Interest expense (1)	105	208	(103)
Depreciation	172	166	6
EBITDA	$(1)	$1,387	$(1,388)

(dollars in thousands)	Nine months ended December 31, 2017	Nine months ended December 31, 2016	Change Amount
Net income	$101	$1,983	$(1,882)
Income tax expense	946	42	904
Interest expense (1)	314	584	(270)
Depreciation	524	519	5
EBITDA	$1,885	$3,128	$(1,243)

(1)       Includes amortization of debt issue costs.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $3.0 million. Net cash provided by operating activities for the nine months ended December 31, 2017 was $1.3 million, compared to net cash provided by operating activities for the nine months ended December 31, 2016 of $1.9 million. Net cash used in investing activities was $0.8 million for the nine months ended December 31, 2017. At December 31, 2017, we had working capital of $5.4 million as compared with working capital of $5.0 million at March 31, 2017. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	December 31, 2017	March 31, 2017	Change Amount
Cash and cash equivalents	$2,971	$3,066	$(95)
Working capital	$5,372	$4,979	$393
Total debt	$5,248	$5,781	$(533)
Total stockholders’ equity	$8,301	$7,970	$331

The following table summarizes our primary cash flows for the periods presented:

(dollars in thousands)	December 31, 2017	December 31, 2016	Change Amount
Cash flows provided by (used in):
Operating activities	$1,274	$1,912	$(638)
Investing activities	(835)	(453)	(382)
Financing activities	(533)	1,004	(1,537)
Effect of exchange rate on cash and cash equivalents	(1)	--	(1)
Net (decrease) increase in cash and cash equivalents	$(95)	$2,463	$(2,558)

At December 31, 2017 we were in compliance with all financial covenants contained in all of our debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the nine months ended December 31, 2017 was $1.3 million compared with cash provided by operations of $1.9 million for the nine months ended December 31, 2016. The nine month period ended December 31, 2017 was marked by a slowdown in customer project activity which resulted in less cash collected from customer advances and progress payments. For the nine months ended December 31, 2016, cash generated from operations was augmented by a $614,452 cash payment in accordance with a Claims Assignment Settlement. The resolution of this claim was recognized as a gain of $1.1 million in the Statement of Operations and Comprehensive Income.

Investing activities

Net cash used in investing activities totaled $0.8 million for the nine months ended December 31, 2017. We expended $0.9 million for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment. In the next twelve months, we anticipate making further investments in new factory machinery and equipment, which we believe will allow us to meet certain anticipated customer needs. The Company anticipates funding further investments of approximately $500,000 with cash or debt.

Financing activities

For the nine months ended December 31, 2017, net cash used in financing activities was $0.5 million of monthly principal payments in connection with our debt obligations. For the nine months ended December 31, 2016, cash provided by financing activities was $1.0 million. During the nine months ended December 31, 2016, we received proceeds of $6.2 million from our new long-term debt agreements, and we disbursed $4.7 million of the proceeds as payment in full for the principal obligations under our previous loan agreements. We also paid $159,137 in loan closing costs and $335,486 for monthly principal payments on our outstanding debt during the nine months ended December 31, 2016.

All of the above activity resulted in a net decrease in cash of $95,127 for the nine months ended December 31, 2017 compared with an increase in cash of $2.5 million for the nine months ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the nine months ended December 31, 2017, any off-balance sheet assets, liabilities or arrangements.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Class Action Lawsuit

There have been no material changes to the legal proceedings discussed in Item 3. "Legal Proceedings," in the 2017 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

February 13, 2018	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)

