Form 10-K
period 2018-03-31
TECHPRECISION CORP
filed 2018-06-28
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.3 million.

The number of shares outstanding of the registrant’s common stock as of June 1, 2018 was 28,824,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

PART I

Item 1.	Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in three main industry groups: defense, energy and precision industrial. The finished products are used in a variety of markets including: defense, aerospace, nuclear, medical and precision industrial. Our mission is to be a leading end-to-end service provider to our markets by furnishing custom, fully integrated solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

We maintain a representative office in China. At March 31, 2018, we did not have any open customer orders for WCMC in our backlog. We are evaluating how, and if, to utilize the WCMC entity moving forward.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We can also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency. We do not design the products we manufacture, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. All contracts cover specific products within the capability of our resources.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2018, or fiscal 2018, four suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2017, or fiscal 2017, two suppliers accounted for 10% or more of our purchased material.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and also initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and referrals from other businesses. A significant portion of our business is the result of competitive bidding processes and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2018 and fiscal 2017.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 97% and 98% of our total revenue in fiscal 2018 and fiscal 2017, respectively. Our group of largest customers can change from year to year. Our largest single customers in fiscal 2018 and fiscal 2017 were different prime defense contractors and accounted for 29% and 41% of our net sales during fiscal 2018 and fiscal 2017, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also serve customers who supply components to the nuclear power industry, and we build components and major assemblies for large scale medical systems for installation at certain medical institutions.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2018 and 2017 are displayed in the table below:

(dollars in thousands)	2018		2017
Net Sales	Amount	Percent	Amount	Percent
Defense	$15,774	84%	$14,466	78%
Energy	$2,252	12%	$1,822	10%
Precision Industrial	$704	4%	$2,262	12%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2018 or fiscal 2017:

(dollars in thousands)	2018				2017
Net Sales	Amount		Percent		Amount		Percent
Defense Customer 1		$5,463	29%		$	*	* %
Defense Customer 2	$	*	*	%		$7,516	40%
Defense Customer 3		$4,978	27%			$2,424	13%
Precision Industrial Customer 1	$	*	*	%		$2,166	12%

* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2018, we had a backlog of orders totaling approximately $14.0 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at March 31, 2017 was $15.8 million. There was no revenue generated by WCMC in fiscal 2018 or fiscal 2017. At March 31, 2018, we did not have any open customer orders for WCMC in our backlog.

Competition

We face competition from both domestic and foreign manufacturers in the manufacture of metal fabricated and machined precision components and equipment. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller in size and capacity. Some competitors may be better known, have greater resources at their disposal, and have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. Specifically, we face only limited foreign competition for our defense products. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2018 and 2017 were not material.

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

Personnel

As of March 31, 2018, we had approximately 98 employees, of whom all are full time employees, 23 are salaried and 75 are hourly. None of our employees is represented by a labor union.

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

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we will have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, large medical device and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2018, our three largest customers accounted for approximately 64% of our revenue, with the largest accounting for 29% of our revenue. For the year ended March 31, 2017 our largest customer accounted for 41% of our revenue and our three largest customers accounted for approximately 66% of our revenue.  In addition, our backlog at March 31, 2018 was $14.0 million, of which 86% was attributable to three customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer accounted for 29% of our revenue in the fiscal year ended March 31, 2018, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are early stage companies and are dependent on the equity capital markets to finance their purchase of our products.

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

We expect to fill most items of backlog within the next two years. However, because orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. The tariff has been imposed on all steel imports with certain countries excepted, and the U.S. administration is considering exemption requests from other countries. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. We expect these actions to increase steel and aluminum costs and decrease supply availability. Any increase in steel and/or aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely steel or aluminum supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

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

Our manufacturing processes are complex, must constantly be upgraded to remain competitive and depend upon critical, high cost equipment that may require costly repair or replacement.

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

Our operating results may fluctuate significantly from quarter to quarter, and we cannot be certain that we will maintain profitability in every quarterly reporting period.

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

Demand in our end-use markets, including companies in the defense, aerospace, precision industrial, and nuclear industries, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain.  Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

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

Because certain of our products are used in a variety of military applications, including ships and submarines, we derive a significant portion of our revenue from the defense industry. In fiscal 2018, 84% of our revenue was derived from customers in the defense industry, and in fiscal 2017, 78% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts);
•	changes in U.S. government programs or requirements; and
•	a prolonged U.S. government shutdown (such as that which occurred during the government's 2014 fiscal year) and other potential delays in the appropriations process.

Failure to obtain and retain skilled technical personnel could adversely affect our operations.

Our production facilities require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our business intensifies as activity increases. In periods of high utilization, it may become more difficult to find and retain qualified individuals, and there can be no assurance that we will be successful in attracting and retaining qualified personnel to fulfill our current or future needs. This could increase our costs or have other adverse effects on our results of operations.

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

Our systems and information technology infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity, and security of our information technology systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of products to and from our facility. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation. This could lead some customers to stop using us for building their products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could materially adversely impact our business and results of operations.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products.  These changes may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses.  We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period.  We cannot assure that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

If our customers successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Due to the circumstances under which many of our products are used and the fact that some of our products are relied upon by our customers in their facilities or operations, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We have been subject to product liability claims in the past, and we may be subject to claims in the future. A successful product liability claim or series of claims against us, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition and also materially and adversely affect our results of operations.

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

We are not in compliance with certain financial covenants under our Berkshire Bank Loan Facility and the People’s Capital and Leasing Corp. Equipment Loan Facility at March 31, 2018.

At March 31, 2018, the Company was in violation of the Loan Agreement dated December 20, 2016, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank & Trust Company, as it failed to maintain the required debt service coverage ratio, or DSCR, as defined in the agreement. On June 6, 2018, the Company executed the First Modification to Loan Agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods.

Under our loan with People’s Capital and Leasing Corp., or People’s, the Company is required to meet certain financial covenants applicable while the debt remains outstanding, including among other things, that the Company maintain a DSCR, of at least 1.5 to 1.0 during the term of the People’s Loan. At March 31, 2018, the Company was in violation of the DSCR covenant. On May 22, 2018, the Company obtained a waiver of the breach of such covenant from People’s, which waiver covered the breach that otherwise would have occurred in connection with the DSCR testing at March 31, 2018. Subject to the lapse of any applicable cure period, a default under the People’s Loan could have caused the acceleration of all outstanding obligations under the People’s Loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. This waiver does not apply to any future periods.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. Our failure to obtain new or additional financing, if required, could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our credit facilities with Berkshire Bank and Peoples. If we are able to raise funds through a credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities. In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

Any deterioration or disruption of the credit and capital markets may adversely affect our access to sources of funding.

Disruptions in the credit markets have in the past severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future on favorable terms, or at all.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital and depressing the trading price of our common stock.

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

For us to be eligible to use Form S-3 to conduct a registered offering of our securities to investors, either (1) the aggregate market value of our common stock held by non-affiliates would have to exceed $75 million or (2) our common stock would have to be listed and registered on a national securities exchange. Currently, we do not meet either of those eligibility requirements and are therefore precluded from using a Form S-3 in connection with a registered offering of our securities to investors.

Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long form registration and may experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.  The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

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

We own approximately 145,000 square feet of office and manufacturing space at 1 Bella Drive, Westminster, Massachusetts. Our current facilities in Westminster are adequate for our present operational requirements. Our loans from Berkshire Bank are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

In October 2017, we renewed our lease for approximately 1,000 square feet of office space in Wuxi City, Jiangsu Province, China, which currently houses WCMC.  The lease has a two-year term and base rent of approximately $4,000 annually.

Item 3.	Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. Discovery is on-going. The pre-trial discovery phase will end on October 23, 2018. No trial date has been set.

Item 4.	Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	56	Chief Executive Officer
Thomas Sammons	63	Chief Financial Officer

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary, and he also serves as president of our WCMC subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution.  Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011, and served as Chief Executive Officer of Ryerson Mexico & Vice President - International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility.  Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc.  His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures.  Mr. Shen holds a B.S. in Engineering from Michigan State University.

Thomas Sammons became our Chief Financial Officer in October 2015. Mr. Sammons has also served as Vice President, Finance, of Ranor, Inc. since March 9, 2015.  Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology and procurement services, from February 2012 through February 2015 and as international controller, and served as business unit controller at Ryerson, Inc., from May 2005 through January 2012.  Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College and an M.B.A. from Cornell University.

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

	High	Low
Fiscal year ended March 31, 2018
4th Quarter (three months ended March 31, 2018)	$0.61	$0.47
3rd Quarter (three months ended December 31, 2017)	$0.67	$0.51
2nd Quarter (three months ended September 30, 2017)	$0.69	$0.60
1st Quarter (three months ended June 30, 2017)	$0.76	$0.64

Fiscal year ended March 31, 2017
4th Quarter (three months ended March 31, 2017)	$0.83	$0.51
3rd Quarter (three months ended December 31, 2016)	$0.54	$0.46
2nd Quarter (three months ended September 30, 2016)	$0.56	$0.36
1st Quarter (three months ended June 30, 2016)	$0.34	$0.18

As of June 1, 2018, we had approximately 1,365 record holders of our common stock. We have not paid dividends on our common stock since our incorporation in 2005, and certain covenants in our Loan Agreement with Berkshire Bank prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to change the composition of our revenues and effectively reduce operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to our operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

All of our sales recorded for fiscal 2018 were generated in the U.S. There were no sales generated from WCMC, our subsidiary in China, during fiscal 2018. At March 31, 2018, we did not have any open customer orders for WCMC in our backlog. We are evaluating how, and if, to utilize the WCMC entity moving forward.

We historically have experienced, and continue to experience, customer concentration. For fiscal 2018 and fiscal 2017, our largest customer accounted for approximately 29% and 41% of reported net sales, respectively. For fiscal 2018, we had six customers, who each generated in excess of $1.0 million in revenue for the Company, which accounted for approximately 85% of our revenue, in the aggregate. Our sales order backlog at March 31, 2018 was approximately $14.0 million compared with a backlog of $15.8 million at March 31, 2017.

For fiscal 2018, our net sales and net loss were $18.7 million and $0.3 million, respectively, compared with net sales of $18.6 million and net income of $5.1 million, for fiscal 2017.  Our gross margins for fiscal 2018 were 21.2% compared with gross margins of 32.9% in fiscal 2017. Our gross margin in fiscal 2018 was impacted by a significant increase in unabsorbed overhead due to lower project activity and slower replenishment of sales backlog, caused by funding delays for defense customer appropriations. We expect a strong pipeline of business ahead, once the defense customer appropriations and funding delays are resolved. We generated $1.3 million of cash from operating activities in fiscal 2018 and had a cash balance of $2.7 million at March 31, 2018.

Strategy

We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in all of our markets. We concentrate our sales and marketing activities on customers under three main industry groups, defense, energy and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand with key customers in markets that have shown increasing demand.

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered components consisting of critical sonar housings and fairings, missile tubes, and other critical components in support of, among other projects, the U.S. Navy’s Virginia-class fast attack submarine program and Columbia-class ballistic missile submarine program. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are opportunities to secure additional business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production. Sales to defense market customers have generated the largest proportion of our revenues for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2019 as well.

Energy

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). Our nuclear customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure you that we will be able to develop any significant business from the nuclear industry. However, our Ranor subsidiary has the certifications required to produce the necessary components for new nuclear power plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased activity in the nuclear sector.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve a number of different customers in our precision industrial group. Included in this group is a customer who installs proprietary proton beam radiotherapy systems. We manufacture components for these large scale medical systems for this customer.

Critical Accounting Policies

Revenue and Related Cost Recognition

We have written agreements or purchase orders with our customers that specify contract prices and delivery terms. Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and a determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer’s specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit when the products are produced and delivered, or when services are rendered. We determine progress toward completion on production contracts based on output measures, such as units delivered, or in some cases, input measures, such as labor hours incurred. In fiscal 2018 and 2017, all of our revenue was recognized under the units of delivery method.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at lower of cost or net realizable value.

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

As a result of the reduction in the maximum corporate income tax rate from 35% to 21% effective January 1, 2018, under the Tax Cuts and Jobs Act, or the Tax Act, the Company was required to remeasure its net deferred tax assets. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

For fiscal 2018, the Company has recorded a deferred tax asset of $2.5 million, which includes the benefit of $1.8 million in loss carryforwards, which expire in varying amounts between 2026 and 2038. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2018, our federal net operating loss carryforward was approximately $6.6 million. If not utilized, the federal net operating loss carryforward will expire in 2038. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited. This limitation applies to net operating losses accumulated prior to the ownership change in February 2006.

Accounting Pronouncements

Recently Adopted Standard

Effective April 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. ASC 606 superseded existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under GAAP. Under ASC 606, revenue is recognized as control transfers to the customer. As such, under the new standard, a portion of our revenue for contracts will be recognized over time using an inputs methodology based on hours expended, which is different from the revenue recognition model used for our contracts prior to the adoption of ASC 606. In some cases the accounting for those contracts where we previously recognized revenue as units were delivered has changed under ASC 606 such that we now recognize revenue as costs are incurred and hours are expended. This change generally results in an acceleration of revenue as compared with our previous revenue recognition method for those contracts. The remaining portion of our revenue will be recognized at a point-in-time, i.e. when units are delivered, similar to that previously recognized under ASC 605.

See Note 3, Accounting Standards Update, in the Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Key Performance Indicators

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we also utilize and present certain financial measures that are not based on or included in U.S. GAAP. We refer to these as Non-GAAP financial measures.  Please see the section “EBITDA Non-GAAP financial measure” below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest U.S. GAAP financial measures.

Years Ended March 31, 2018 and 2017

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	2018		2017		Changes Year Ended March 31, 2018 to 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$18,730	100%	$18,550	100%	$180	1%
Cost of sales	14,754	79%	12,454	67%	2,300	18%
Gross profit	3,976	21%	6,096	33%	(2,120)	(35)%
Selling, general and administrative	3,009	16%	4,336	24%	(1,327)	(31)%
Gain from claims assignment settlement	—	—%	(1,122)	(6)%	1,122	nm %
Income from operations	967	5%	2,882	15%	(1,915)	(66)%
Other income, net	4	—%	8	-%	(4)	(50)%
Interest expense	(413)	(2)%	(644)	(3)%	231	36%
Total other expense, net	(409)	(2)%	(636)	(3)%	227	36%
Income before income taxes	558	3%	2,246	12%	(1,688)	(75)%
Income tax expense (benefit)	824	4%	(2,834)	(15)%	3,658	nm
Net (loss) income	$(266)	(1)%	$5,080	27%	$(5,346)	nm

nm - not meaningful

Net Sales

Our shipments in fiscal 2018 included orders for new and repeat business from existing key customers. Customer acceptance and the timing of delivery dates play a significant role as to when we can recognize revenue in any given period. Our year-over-year changes in net sales reflect an uneven order flow and different product mix as our customers gauge their demand for new components. For fiscal 2018 our net sales increased by $0.2 million, or 1%, to $18.7 million when compared to $18.6 million in fiscal 2017.  Net sales in our defense market increased by $1.3 million in fiscal 2018 when compared to fiscal 2017, primarily on higher shipments of new product components to one of our largest defense customers in support of the U.S. Navy’s submarine programs.  Fiscal 2018 net sales in our energy market increased by $0.4 million when compared to fiscal 2017, primarily on a higher shipment volume of nuclear plant components. Fiscal 2018 net sales in our precision industrial market decreased by $1.5 million when compared to fiscal 2017 on lower shipments of components for large scale medical devices.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for fiscal 2018 increased by $2.3 million compared to fiscal 2017 primarily on sales with lower margins and higher amounts of unabsorbed overhead. Gross profit decreased by $2.1 million for fiscal 2018 when compared to fiscal 2017.  Gross margin in any reporting period is impacted by the mix of products and services we provide on projects completed within that period. Gross margins were 21.2% and 32.9% for fiscal 2018 and fiscal 2017, respectively. Lower gross margins for fiscal 2018 were primarily the result of a higher volume of low margin components shipped during the period plus higher amounts of unabsorbed overhead related to a slowdown in the number of projects in production. We expect to return to levels of project activity during fiscal 2019 that are more consistent with our prior year results of operations.

Selling, General and Administrative Expenses

Total SG&A expenses decreased by $1.3 million, or 31%, primarily as a result of lower non-cash stock-based compensation expense in fiscal 2018. For fiscal 2017, the Company remunerated its board members and CEO for past services with stock-based compensation totaling $1.2 million. Stock-based compensation totaled $0.3 million for fiscal 2018. Professional fees decreased by $0.3 million, primarily from outside advisory services saved by postponing our annual meeting of stockholders, and a reduction in fees paid for audit, legal, recruiting and quarterly filing services. Salaries and related expenses decreased by $0.1 million because of lower bonus accrued in fiscal 2018 when compared with fiscal 2017.

Other Income (Expense)

The following table reflects other income, interest expense and amortization of debt issue costs for the fiscal years ended March 31:

	2018	2017	$ Change	% Change
Other income, net	$4,267	$8,439	$(4,172)	(49)%
Interest expense	$(342,947)	$(542,741)	$199,794	37%
Amortization of debt issue costs	$(70,041)	$(101,280)	$31,239	31%

Interest expense and amortization of debt issue costs for fiscal 2018 were lower when compared to fiscal 2017. The decrease in interest expense is primarily due to lower interest rates in connection with the debt refinancing transactions completed in fiscal 2017. Lower debt issue costs in connection with our refinanced debt resulted in lower amortization for fiscal 2018 when compared to fiscal 2017.

Income Taxes

The Tax Act reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date of the rate reduction. As a result, for the fiscal year ending March 31, 2018, the Company’s U.S. federal statutory income tax rate was 30.79%.

With the enactment of the Tax Act, our fiscal 2018 financial results included a re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate. Estimates are based on the Company's initial analysis of the Tax Act and may be adjusted in future periods as required. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service. Clarifications of state tax law and the completion of the Company’s 2018 tax return filings could all impact these estimates.

For fiscal 2018 we recorded tax expense of $0.8 million compared to a tax benefit of $2.8 million for fiscal 2017.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a result of the reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018, under the Tax Act, the Company remeasured its net deferred tax assets. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

The valuation allowance on deferred tax assets at March 31, 2018 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

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

Net (Loss) Income

As a result of the foregoing, for fiscal 2018, we recorded a net loss of $0.3 million, or $0.01 per share basic and fully diluted, compared with net income of $5.1 million, or $0.18 per share basic and fully diluted, for fiscal 2017.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $2.7 million. Net cash provided by operating activities was $1.3 million for fiscal 2018. Net cash provided by operating activities for fiscal 2017 was $1.7 million. We believe our available cash plus cash provided from operations will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

At March 31, 2018, we had working capital of $4.9 million as compared with working capital of $5.0 million at March 31, 2017. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	March 31, 2018	March 31, 2017	Change Amount
Cash and cash equivalents	$2,689	$3,066	$(377)
Working capital	$4,942	$4,979	$(37)
Total debt	$5,064	$5,781	$(717)
Total stockholders’ equity	$8,012	$7,970	$42

The following table summarizes the primary components of cash flows for the periods presented:

(dollars in thousands)	March 31, 2018	March 31, 2017	Change Amount
Cash flows provided by (used in):
Operating activities	$1,256	$1,730	$(474)
Investing activities	(915)	(788)	(127)
Financing activities	(717)	792	(1,509)
Effect of exchange rates on cash	(1)	—	(1)
Net (decrease) increase in cash	$(377)	$1,734	$(2,111)

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank and Trust Company.  Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at March 31, 2018.

In connection with the Berkshire Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere High Yield Fund, LP, or Revere, as payment in full of Ranor’s indebtedness owed to Revere pursuant that certain Term Loan and Security Agreement, dated as of December 22, 2014, by and between Ranor and Revere, as amended, or the TLSA.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.50 to 1.00 for the fiscal year ending March 31, 2017, less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter, The leverage ratio was 0.78 to 1.00 at March 31, 2018. Also, Ranor’s annual capital expenditures cannot exceed $1,000,000 for the fiscal year ending March 31, 2017, $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

The Berkshire Loans may be accelerated upon the occurrence of an “Event of Default” (as defined in the Berkshire Loan Agreement).  Events of Default include (i) the failure to pay any monthly installment payment before the tenth day following the due date of such payment; (ii) the failure of Ranor or TechPrecision to observe, perform or pay any obligations under the Berkshire Loan Agreement or any other obligation to Berkshire Bank; (iii) the failure of Ranor or TechPrecision to pay any indebtedness in excess of $100,000 (other than the Berkshire Loans) when due; (iv) any representation or warranty of Ranor or TechPrecision in the Berkshire Loan Agreement and related documents, or the Loan Documents, being proven to have been incorrect, in any material respect, when made; (v) the failure of Ranor to discharge any attachment, levy or distraint on its property; (vi) any default by Ranor or TechPrecision under any of the collateral security documents executed in connection with the Berkshire Loan Agreement past any applicable grace period; (vii) the failure of Ranor or TechPrecision to file or pay taxes when due, unless such taxes are being contested in a manner permitted under the Loan Documents; (viii) a change in ownership or control of Ranor or change in management of Ranor where either the chief executive officer or chief financial officer as of December 21, 2016 is replaced without Berkshire Bank’s prior consent; (ix) Ranor or TechPrecision ceasing to do business as a going concern, making an assignment for the benefit of creditors, or commencing a bankruptcy or other similar insolvency proceeding; and (x) the entry of a judgment against Ranor or TechPrecision in excess of $150,000. Some of the Events of Default are subject to certain cure periods. Subject to the lapse of any applicable cure period, a default under the Berkshire Loans could cause the acceleration of all outstanding obligations under the Berkshire Loans.

At March 31, 2018, the Company was in violation of the Berkshire Loan Agreement as it failed to maintain the required DSCR as defined in the agreement. On June 6, 2018, the Company executed a waiver and modification agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. Concurrent with the execution and delivery of the amendment, the Company agreed to pay Berkshire Bank all expenses incurred in connection with the agreement.

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

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amends the definition of “Permitted Liens” under the MLSA to include the liens held by Berkshire Bank pursuant to the terms of the Berkshire Loan Agreement and to delete the reference to the liens held by Revere.

At March 31, 2018, the Company was in violation of the DSCR covenant. Under our loan with People’s, the Company is required to meet certain financial covenants applicable while the debt remains outstanding, including among other things, that the Company maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan. On May 22, 2018, the Company obtained a waiver of the breach of such covenant from People’s, which waiver covered the breach that otherwise would have occurred in connection with the DSCR testing at March 31, 2018. Subject to the lapse of any applicable cure period, a default under the People’s Loan could have caused the acceleration of all outstanding obligations under the People’s Loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. This waiver does not apply to any future periods. Concurrent with the execution and delivery of the waiver, the Company agreed to pay People’s a covenant waiver processing fee.

Except for the debt covenants described above, we believe that the Company is in compliance with all other covenants contained in all of its debt agreements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for fiscal 2018 was $1.3 million compared with cash provided by operations of $1.7 million for fiscal 2017. Fiscal 2018 was marked by a reduction in the number of customer projects in production during the second half of the year, which resulted in less cash collected from customer advances and progress payments. For fiscal 2017, cash generated from operations was augmented by a $614,452 cash payment in accordance with a Claims Assignment Settlement. The resolution of this claim was recognized as a one-time gain of $1.1 million in the Statement of Operations and Comprehensive Income.

Investing activities

Net cash used in investing activities totaled $0.9 million for fiscal 2018. We expended approximately $1.0 million for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment. In the next twelve months, we do not anticipate making any further significant investments in new factory machinery and equipment.

Fiscal 2017 was marked by a year of increased investment in the Company’s plant and equipment. Net cash used in investing activities totaled $787,808, primarily for new factory machinery and auto equipment during the fiscal year ended March 31, 2017.

Financing activities

For the fiscal 2018, net cash used in financing activities comprised $717,476 in aggregate monthly principal payments in connection with our debt obligations.

Net cash provided by financing activities was $792,434 for the fiscal year ended March 31, 2017. In fiscal 2017 we received proceeds from our MLSA with People’s and Term Loan with Berkshire Bank of $3,377,500 and $2,850,000, respectively. In connection with the MLSA, $2,459,259 of the proceeds from the People’s Loan were disbursed to Utica, as payment in full of the principal obligations under our previous Loan and Security Agreement with Utica. In connection with the Berkshire Loan Agreement, $2,250,000 of the proceeds from Term Loan were disbursed to Revere, as payment in full of Ranor’s indebtedness owed to Revere. In addition, in fiscal 2017, we paid $198,449 in loan closing costs and $527,358 for monthly principal payments on our outstanding debt.

All of the above activity resulted in a net decrease in cash of $0.4 million in fiscal 2018 compared with an increase in cash of $1.7 million in fiscal 2017. Collateral securing such notes comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

The following table sets forth information as of March 31, 2018 as to our contractual obligations:

	Payments due by period
(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt obligations	$5,017	$752	$1,688	$2,577	$—
Capital lease obligations	47	14	22	11	—
Interest on debt and capital leases	838	320	419	99	—
Employee compensation	296	296	—	—	—
Purchase obligations	1,222	1,222	—	—	—
Non-cancellable operating lease	6	4	2	—	—
Total	$7,426	$2,608	$2,131	$2,687	$—

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the fiscal year ended March 31, 2018, any off-balance sheet assets, liabilities or arrangements.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net loss was $0.3 million for the year ended March 31, 2018, as compared to net income of $5.1 million for the year ended March 31, 2017. EBITDA, a non-GAAP financial measure, was $1.7 million for the year ended March 31, 2018, as compared to $3.6 million for the year ended March 31, 2017. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our consolidated financial statements:

(dollars in thousands)	Year ended March 31, 2018	Year ended March 31, 2017	Change Amount
Net (loss) income	$(266)	$5,080	$(5,346)
Income tax expense (benefit)	824	(2,834)	3,658
Interest expense (1)	413	644	(231)
Depreciation	704	689	15
EBITDA	$1,675	$3,579	$(1,904)

(1) Includes amortization of debt issue costs.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

June 28, 2018

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,689,110	$3,066,156
Accounts receivable, net	1,794,878	1,870,672
Costs incurred on uncompleted contracts, in excess of progress billings	1,885,748	2,097,221
Inventories - raw materials	202,737	141,792
Other current assets	450,540	422,096
Total current assets	7,023,013	7,597,937
Property, plant and equipment, net	5,202,448	4,912,202
Deferred income taxes	2,046,298	2,871,680
Other noncurrent assets, net	6,860	100,000
Total assets	$14,278,619	$15,481,819

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$345,705	$365,308
Accrued expenses	788,084	893,415
Billings on uncompleted contracts, in excess of related costs	180,706	642,831
Current portion of long-term debt	766,354	717,481
Total current liabilities	2,080,849	2,619,035
Long-term debt, including capital leases	4,185,274	4,874,721
Noncurrent accrued expenses	—	17,742
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at March 31, 2018 and March 31, 2017	2,882	2,882
Additional paid in capital	8,561,995	8,258,820
Accumulated other comprehensive income	24,236	19,328
Accumulated deficit	(576,617)	(310,709)
Total stockholders’ equity	8,012,496	7,970,321
Total liabilities and stockholders’ equity	$14,278,619	$15,481,819

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended March 31,
	2018	2017
Net sales	$18,729,994	$18,550,674
Cost of sales	14,753,693	12,454,542
Gross profit	3,976,301	6,096,132
Selling, general and administrative	3,009,002	4,336,987
Gain from claims assignment settlement	—	(1,122,287)
Income from operations	967,299	2,881,432
Other income	4,267	8,439
Interest expense	(412,988)	(644,021)
Total other expense, net	(408,721)	(635,582)
Income before income taxes	558,578	2,245,850
Income tax expense (benefit)	824,486	(2,834,319)
Net (loss) income	$(265,908)	$5,080,169
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$4,908	$(2,240)
Tax expense (benefit)	—	—
Other comprehensive income (loss), net of tax	$4,908	$(2,240)
Comprehensive (loss) income	$(261,000)	$5,077,929
Net (loss) income per share (basic)	$(0.01)	$0.18
Net (loss) income per share (diluted)	$(0.01)	$0.18
Weighted average number of shares outstanding (basic)	28,824,593	27,908,155
Weighted average number of shares outstanding (diluted)	28,824,593	28,611,074

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance 3/31/2016	27,324,593	$2,732	$7,094,749	$21,568	$(5,390,878)	$1,728,171
Share based compensation			384,221			384,221
Common stock awards	1,500,000	150	779,850			780,000
Net income					5,080,169	5,080,169
Foreign currency translation adjustment, net of tax expense ($0)				(2,240)		(2,240)
Balance 3/31/2017	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321
Share based compensation			303,175			303,175
Net loss					(265,908)	(265,908)
Foreign currency translation adjustment, net of tax expense ($0)				4,908		4,908
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(265,908)	$5,080,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	704,284	689,293
Amortization of debt issue costs	70,041	101,280
Loss on disposal of equipment	20,000	62,140
Stock based compensation expense	303,175	1,164,221
Change in contract losses	52,197	(304,465)
Deferred income taxes	825,382	(2,871,680)
Gain from claims assignment settlement - noncash portion	—	(507,835)
Changes in operating assets and liabilities:
Accounts receivable	75,794	151,808
Costs incurred on uncompleted contracts, in excess of related billings	211,473	298,421
Inventories - raw materials	(60,945)	(13,197)
Other current assets	(28,443)	108,692
Other noncurrent assets and liabilities	(17,742)	7,978
Accounts payable	(19,603)	(630,757)
Accrued expenses	(151,401)	(611,076)
Accrued taxes payable	—	(9,032)
Billings on uncompleted contracts, in excess of related costs	(462,125)	(986,187)
Net cash provided by operating activities	1,256,179	1,729,773
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(994,530)	(787,808)
Proceeds from sale of equipment	80,000	-
Net cash used in investing activities	(914,530)	(787,808)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	—	(198,449)
Borrowings of long-term debt	—	6,227,500
Repayment of capital lease obligation	(19,940)	(13,684)
Repayment of long-term debt	(697,536)	(5,222,933)
Net cash (used in) provided by financing activities	(717,476)	792,434
Effect of exchange rate on cash and cash equivalents	(1,219)	(409)
Net (decrease) increase in cash and cash equivalents	(377,046)	1,733,990
Cash and cash equivalents, beginning of period	3,066,156	1,332,166
Cash and cash equivalents, end of period	$2,689,110	$3,066,156
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$343,682	$789,743
Income taxes	$32,227	$65,000

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements in conformity with generally accepted accounting practices in the United States, or U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to contract accounting, accounts receivable, inventories, the recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $1,809 and $14,805 at March 31, 2018 and 2017, respectively.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2018 and 2017.

Inventories – Raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

Property, plant and equipment, net - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included in depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of machinery and equipment, costs and related accumulated depreciation are eliminated and gains or losses are recognized in the statement of operations.

Interest is capitalized for assets that are constructed or otherwise produced for our own use, including assets constructed or produced for us by others for which deposits or progress payments have been made. Interest is capitalized to the date the assets are available and ready for use. When an asset is constructed in stages, interest is capitalized for each stage until it is available and ready for use. We use the interest rate incurred on funds borrowed specifically for the project. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. There was $14,791 and $7,158 of interest cost capitalized in fiscal 2018 and 2017, respectively.

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

Debt Issuance Costs - Costs incurred in connection with obtaining financing for long-term debt are capitalized and presented as a reduction of the carrying amount of the related debt. Costs incurred in connection with obtaining financing for revolving credit facilities and lines of credit are capitalized and presented as deferred financing costs. Loan acquisition costs are being amortized using the effective interest method over the term of the loan.

Billings on Uncompleted Contracts, in Excess of Related costs - Billings on uncompleted contracts represent customer prepayments on their contracts and completed contracts on which all revenue recognition criteria were not met.   We also receive advance billings and deposits representing down payments for acquisition of materials and progress payments on contracts. The agreements with our customers allow us to offset the progress payments against the costs incurred.

Fair Value Measurements - We account for fair value of financial instruments which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements in accordance with ASC No. 820, Fair Value Measurement (ASC 820). The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The FASB establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

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

Research and Development - We charge research and development costs associated with the design and development of new products to expense when incurred. We incurred no research and development expense in fiscal 2018 or fiscal 2017.

Selling, General, and Administrative - Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

	2018	2017
Salaries and related expenses	$1,843,505	$2,795,376
Professional fees	721,585	1,008,223
Other general and administrative	443,912	533,388
Total Selling, General and Administrative	$3,009,002	$4,336,987

Stock Based Compensation – Stock-based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $303,175 and $1,164,221 for the fiscal years ended March 31, 2018 and 2017, respectively. See Note 11 – Stock-Based Compensation for additional disclosures related to stock based compensation.

Net (Loss) Income per Share of Common Stock - Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the year. Diluted net (loss) income per common share is calculated using net (loss) income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock and stock options calculated using the treasury stock method. See Note 16 - Earnings per Share for additional disclosures related to net (loss) income per share.

Revenue and Related Cost Recognition - We have written agreements or purchase orders with our customers that specify contract prices and delivery terms. Revenue recognition requires the existence of a contract to provide the persuasive evidence of an arrangement and a determinable selling price, delivery of the product and reasonable collection prospects. The Company manufactures components under production-type contracts in a production process which meets our customer’s specifications. We account for revenues and earnings using the percentage of completion units of delivery method of accounting. Under this method, we recognize contract revenue and gross profit when the products are produced and delivered, or when services are rendered. We determine progress toward completion on production contracts based on output measures, such as units delivered, or in some cases, input measures, such as labor hours incurred. In fiscal 2018 and 2017, all of our revenue was recognized under the units of delivery method.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Work in process is stated at the lower of cost or net realizable value. We record provisions for contract losses within costs of sales in our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

In some cases, it may be impractical for us to estimate either specific amounts or ranges of contract revenues and costs. However, if we can at least determine that we will not incur a loss, a zero profit model is adopted. The zero profit model results in the recognition of an equal amount of revenues and costs. This method is only used if more precise estimates cannot be made and its use is discontinued when such estimates are obtainable. When we obtain more precise estimates, the change is treated as a change in an accounting estimate.

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales. Shipping and handling costs billed to customers in connection with the sale are included in net sales.

Operating Leases - Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease certain office space in China under a long-term, non-cancelable operating lease agreement. The lease expires in October 2019.

Foreign currency translation - The majority of our business is transacted in U.S. dollars; however, the functional currency of our subsidiary in China is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income.

Income Taxes - In accordance with ASC No. 740, Income Taxes (ASC 740), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a result of the reduction in the maximum corporate income tax rate from 35% to 21% effective January 1, 2018, under the Tax Cuts and Jobs Act, or the Tax Act, the Company was required to remeasure its net deferred tax assets. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

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

Reclassification of Prior Year Presentation - Certain prior year amounts have been reclassified for consistency with the current year presentation. A reclassification has been made to the consolidated balance sheets for fiscal year ended March 31, 2017, to offset deferred taxes within the same tax jurisdiction. This reclassification had no effect on the reported results of operations or the consolidated statements of cash flows.

Accounting Standards Updates

New Accounting Standards Recently Adopted

In March 2018, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2018-05, Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or ASU 2018-05, guidance which updates the income tax accounting in U.S. GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act, or the Tax Act of 2017, was signed into law. This guidance was effective immediately upon issuance. Please refer to Note 9 - Income Taxes, to the consolidated financial statements for additional information.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, which contains authoritative guidance intended to simplify various aspects to how share-based payment awards to employees are accounted for and presented in the financial statements. We adopted this guidance as of April 1, 2017, on a prospective basis. The guidance eliminates additional paid-in capital pools and allows entities to record tax benefits within income tax expense in the consolidated statement of operations, classify any excess tax benefits within net cash provided by operating activities in the consolidated statement of cash flows, and account for award forfeitures as they occur. The adoption of this new guidance did not have a material impact on our financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. We adopted this guidance as of April 1, 2017, on a prospective basis. The adoption did not have a material impact on our financial statements and disclosures.

Issued Standards Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not expect that this standard will have a material impact on our financial statements and disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra Entity Transfers of Assets Other Than Inventory. The guidance in ASU 2016-16 requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We will adopt the new guidance on April 1, 2018. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. On April 1, 2018, the cumulative-effect adjustment will have a net impact of approximately $0.4 million from the recognition of a previously unrecognized deferred tax asset.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The new guidance reduces the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not expect that this standard will have a material impact on our Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact ASU 2016-02 will have on our financial statements and disclosures.

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

During fiscal 2018, we completed our evaluation of ASC 606, including the impact on our business processes, systems and controls, and differences in the timing and/or method of revenue recognition for our contracts. As a result of our evaluation, we made certain changes to our accounting policies and practices as the transfer of goods and services are transferred under the new revenue recognition model. Although there were no significant changes to our accounting systems or controls upon adoption of ASC 606, we modified certain of our existing controls to incorporate the revisions we made to our accounting policies and practices.

Under ASC 606, revenue is recognized as control transfers to the customer. As such, under the new standard, revenue for contracts with our customers will be recognized over time using an inputs methodology and at a point-in-time when product components are delivered, as provided under the terms and conditions of the customer contracts. This is a change from the revenue recognition model used for our contracts prior to the adoption of ASC 606 where we previously recognized revenue as units were delivered. Going forward, we believe a majority of our product mix will now include contracts where we recognize revenue as hours are expended and costs are incurred. This change will generally result in an acceleration of revenue as compared with our previous revenue recognition method. The remaining portion of our contracts will be recognized at a point-in-time when the products are delivered to the customer.

We will apply the guidance retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows. We have evaluated these disclosure requirements and incorporated the collection of relevant data into our reporting process. Based on our evaluation of ASC 606, we do not expect it to have a material impact on our results of operations or cash flows in the periods after adoption.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:	2018	2017
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	10,058,797	8,601,199
Construction in progress	24,263	487,331
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,500,457	12,505,927
Less: accumulated depreciation	(8,298,009)	(7,593,725)
Total property, plant and equipment, net	$5,202,448	$4,912,202

Depreciation expense, which includes amortization of equipment under capital leases, for the years ended March 31, 2018 and 2017 was $704,284 and $689,293, respectively. On March 31, 2018 and 2017 we classified certain machinery and equipment as assets held for sale. See Note 6 - Other Noncurrent Assets.

Capitalized leases included in property, plant and equipment were $54,376 and 54,376 at March 31, 2018 and 2017, respectively. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $13,594 and $2,719 at March 31, 2018 and 2017, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the year ended March 31, 2018 and 2017 was $14,791 and $7,158, respectively.

NOTE 4 - COSTS INCURRED ON UNCOMPLETED CONTRACTS

Information as to costs incurred on uncompleted contracts as of March 31:	2018	2017
Cost incurred on uncompleted contracts, beginning balance	$5,538,815	$5,491,605
Total cost incurred on contracts during the year	12,184,904	12,501,752
Less cost of sales, during the year	(14,753,693)	(12,454,542)
Cost incurred on uncompleted contracts, ending balance	$2,970,026	$5,538,815

Billings on uncompleted contracts, beginning balance	$3,441,594	$3,095,963
Plus: Total billings incurred on contracts, during the year	16,372,678	18,896,305
Less: Contracts recognized as revenue, during the year	(18,729,994)	(18,550,674)
Billings on uncompleted contracts, ending balance	$1,084,278	$3,441,594

Cost incurred on uncompleted contracts, ending balance	$2,970,026	$5,538,815
Billings on uncompleted contracts, ending balance	1,084,278	3,441,594
Costs incurred on uncompleted contracts, in excess of progress billings	$1,885,748	$2,097,221

Contract costs consist primarily of labor and materials and related overhead, to the extent that such costs are recoverable. Revenues associated with these contracts are recorded only when the amount of recovery can be estimated reliably and realization is probable. As of March 31, 2018 and 2017, we had billings in excess of costs totaling $180,706 and $642,831, respectively.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets included the following as of March 31:	2018	2017
Payments advanced to suppliers	$82,520	$107,591
Prepaid insurance	211,823	229,132
Prepaid subscriptions	38,836	14,333
Prepaid taxes	59,792	26,668
Employee advances	26,869	27,439
Other	30,700	16,933
Total	$450,540	$422,096

NOTE 6 - OTHER NONCURRENT ASSETS

Other noncurrent assets included the following as of March 31:	2018	2017
Assets held for sale	$—	$100,000
Deferred financing costs	6,860	—
Total	$6,860	$100,000

At March 31, 2018 and 2017, we classified certain machinery and equipment to assets held for sale. This amount approximates fair value net of selling costs. In fiscal 2018, certain remaining machinery held for sale was written down by $20,000 to zero based on the appraised value. Proceeds from sale of equipment totaled $80,000 in fiscal 2018. In fiscal 2017, certain machinery held for sale was written down by $43,900 and subsequently sold in May 2017.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2018	2017
Accrued compensation	$383,060	$568,766
Provision for contract losses	200,897	148,699
Accrued professional fees	152,501	142,648
Other	51,626	33,302
Total	$788,084	$893,415

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales.

NOTE 8 - DEBT

Long-term debt included the following as of March 31:	2018	2017
Berkshire Term Loan due January 2022	$2,745,181	$2,828,844
People’s Equipment Loan Facility due April 2021	2,271,109	2,884,982
Obligations under capital leases	47,413	67,353
Total debt	$5,063,703	$5,781,179
Less: debt issue costs unamortized	$112,075	$188,977
Total debt, net	$4,951,628	$5,592,202
Less: Current portion of long-term debt	$766,354	$717,481
Total long-term debt, net	$4,185,274	$4,874,721

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank & Trust Company.  Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at March 31, 2018. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

In connection with the Berkshire Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere High Yield Fund, LP, or Revere, as payment in full of Ranor’s indebtedness owed to Revere pursuant that certain Term Loan and Security Agreement, dated as of December 22, 2014, by and between Ranor and Revere, as amended, or the TLSA.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.50 to 1.00 for the fiscal year ending March 31, 2017, less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The leverage ratio was 0.78 to 1.00 at March 31, 2018. Also, Ranor’s annual capital expenditures cannot exceed $1,000,000 for the fiscal year ending March 31, 2017, $2,500,000 for the fiscal year ending March 31, 2018, $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

The Berkshire Loans may be accelerated upon the occurrence of an “Event of Default” (as defined in the Berkshire Loan Agreement).  Events of Default include (i) the failure to pay any monthly installment payment before the tenth day following the due date of such payment; (ii) the failure of Ranor or TechPrecision to observe, perform or pay any obligations under the Berkshire Loan Agreement or any other obligation to Berkshire; (iii) the failure of Ranor or TechPrecision to pay any indebtedness in excess of $100,000 (other than the Berkshire Loans) when due; (iv) any representation or warranty of Ranor or TechPrecision in the Berkshire Loan Agreement and related documents, or the Loan Documents, being proven to have been incorrect, in any material respect, when made; (v) the failure of Ranor to discharge any attachment, levy or distraint on its property; (vi) any default by Ranor or TechPrecision under any of the collateral security documents executed in connection with the Berkshire Loan Agreement past any applicable grace period; (vii) the failure of Ranor or TechPrecision to file or pay taxes when due, unless such taxes are being contested in a manner permitted under the Loan Documents; (viii) a change in ownership or control of Ranor or change in management of Ranor where either the chief executive officer or chief financial officer as of December 21, 2016 is replaced without Berkshire Bank’s prior consent; (ix) Ranor or TechPrecision ceasing to do business as a going concern, making an assignment for the benefit of creditors, or commencing a bankruptcy or other similar insolvency proceeding; and (x) the entry of a judgment against Ranor or TechPrecision in excess of $150,000. Some of the Events of Default are subject to certain cure periods. Subject to the lapse of any applicable cure period, a default under the Berkshire Loans could cause the acceleration of all outstanding obligations under the Berkshire Loans.

At March 31, 2018, the Company was in violation of the Berkshire Loan Agreement as it failed to maintain the required DSCR as defined in the agreement. On June 6, 2018, the Company executed a waiver and modification agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. Concurrent with the execution and delivery of this amendment, the Company agreed to pay Berkshire Bank all expenses incurred in connection with the amendment.

Unamortized debt issue costs at March 31, 2018 and 2017 were $45,936 and $77,199, respectively.

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

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amends the definition of “Permitted Liens” under the MLSA to include the liens held by Berkshire Bank pursuant to the terms of the Berkshire Loan Agreement and to delete the reference to the liens held by Revere.

At March 31, 2018, the Company was in violation of the DSCR covenant. Under our loan with People’s, the Company is required to meet certain financial covenants applicable while the debt remains outstanding, including among other things, that the Company maintain a DSCR, of at least 1.5 to 1.0 during the term of the People’s Loan. On May 22, 2018, the Company obtained a waiver of the breach of such covenant from People’s, which waiver covered the breach that otherwise would have occurred in connection with the DSCR testing at March 31, 2018. Subject to the lapse of any applicable cure period, a default under the People’s Loan could have caused the acceleration of all outstanding obligations under the People’s Loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. This waiver does not apply to any future periods. Concurrent with the execution and delivery of the waiver, the Company agrees to pay People’s a covenant waiver processing fee.

Unamortized debt issue costs at March 31, 2018 and 2017, were $66,139 and $111,778, respectively.

Capital Lease

We entered into a new capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of approximately $1,100.

Concurrently, in January 2017 we retired certain office equipment under an existing capital lease which was amended in 2014. The revised lease term will expire in September 2018 and the required monthly payments of principal and interest will be $740 until the expiration date.

The maturities of all of our debt including the capital lease are as follows: 2019: $766,354, 2020: $822,105, 2021: $887,244 and 2022: $2,588,000.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 9 - INCOME TAXES

The Tax Act of 2017, enacted on December 22, 2017, reduces the maximum U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax, or AMT, and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax, a new minimum tax, and creates a new limitation on deductible interest expense.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act are incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company has recorded its best estimate of the impact of the Tax Act in the fiscal year ended March 31, 2018 income tax provision in accordance with its understanding of the Tax Act and guidance currently available.

With the enactment of the Tax Act, our fiscal 2018 financial results included a re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate. Estimates are based on the Company's initial analysis of the Tax Act and may be adjusted in future periods as required. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service. Clarifications of state tax law and the completion of the Company’s 2018 tax return filings could all impact these estimates.

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects income (loss) from continuing operations by location, and the provision and benefit for income taxes and the effective tax rate for the applicable fiscal years ended March 31:

	2018	2017
U.S. operations	$316,520	$2,268,906
Foreign operations	242,058	(23,056)
Income from operations before tax	558,578	2,245,850
Income tax expense (benefit)	824,486	(2,834,319)
Net (loss) income	$(265,908)	$5,080,169

The income tax expense (benefit) consists of the following as of March 31:

	2018	2017
Current
Federal	$(896)	$37,361
State	—	—
Total Current	$(896)	$37,361
Deferred
Federal	907,531	(2,320,258)
State	(82,149)	(551,422)
Total Deferred	$825,382	$(2,871,680)
Income tax expense (benefit)	$824,486	$(2,834,319)

The Tax Act of 2017 reduced the maximum U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ended March 31, 2018, the Company’s U.S. federal statutory income tax rate was 30.79%. For the year ended March 31, 2018, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the increase in deferred federal tax expense attributable to the recalculation of the Company's net deferred tax assets and associated valuation allowance to reflect the impact of the federal tax rate decrease included in the Tax Act.

A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense (benefit) for income taxes reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) follows for fiscal years ended March 31:

	2018	2017
Federal statutory income tax	$172,012	$763,589
State income tax, net of federal benefit	(22,672)	41,603
Change in valuation allowance	(24,159)	(3,580,148)
Tax Act rate change impact on deferred taxes	703,251	—
Other	(3,946)	(59,363)
Income tax expense (benefit)	$824,486	$(2,834,319)

The following table summarizes the components of deferred income tax assets and liabilities:

	2018	2017
Deferred Tax Assets:
Compensation	$358,439	$469,050
AMT tax credits	121,682	122,578
Other liabilities not currently deductible	96,769	122,007
Share based compensation awards	285,411	245,811
Net operating loss carryforward	3,397,921	3,971,390
Valuation allowance	(1,733,918)	(1,537,726)
Total Deferred Tax Assets	$2,526,304	$3,393,110
Deferred Tax Liabilities:
Accelerated depreciation	$(480,006)	$(521,430)
Total Deferred Tax Liabilities	$(480,006)	$(521,430)
Net Deferred Tax Asset	$2,046,298	$2,871,680

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

The valuation allowance on deferred tax assets at March 31, 2018 was $1.7 million as compared to $1.5 million at March 31, 2017, an increase of $0.2 million. The increase was primarily related to the change in the tax rate as provided in the Tax Act of 2017. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

The following table summarizes carryforwards of net operating losses as of March 31, 2018:

	Amount	Begins to Expire:
Federal net operating losses	$6,606,173	2026
State net operating losses	$26,406,370	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.6 million. As such, at March 31, 2018, we have approximately $6.0 million of post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2015 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income.

NOTE 10 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. Our contributions were $79,878 and $82,189 for the years ended March 31, 2018 and 2017, respectively.

NOTE 11 – CAPITAL STOCK

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2018 and March 31, 2017.  There were 28,824,593 and 28,824,593 shares of common stock outstanding at March 31, 2018 and March 31, 2017, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2018 and 2017.

NOTE 12 – STOCK-BASED COMPENSATION

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

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued in respect of awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan), all of which shares may be issued in respect of incentive stock options. Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

On November 10, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.60 per share, the closing stock market price on the date of grant. The weighted average fair value of the options on the grant date was $0.50 each. The options will vest in four equal installments beginning on December 8, 2017. The aggregate fair value of the stock options expensed in fiscal 2018 was $49,860.

On April 4, 2017, we granted stock options to members of our board of directors to collectively purchase 200,000 shares of common stock at an exercise price of $0.74 per share, the closing stock market price on the date of grant. The weighted average fair value of the options on the grant date was $0.60 each. Forty percent of the options granted vested immediately. The remaining options vested equally at the end of each quarter during fiscal 2018. The aggregate fair value of the stock options expensed during fiscal 2018 was $120,198.

On March 31, 2017, in connection with a consulting agreement with our retiring directors, we granted stock options to the retiring members of our board of directors to collectively purchase 66,668 shares of common stock at an exercise price of $0.75 per share, the fair market value on the date of grant. All of the options granted vested immediately and will expire on the second anniversary of the grant date. The fair value of the options was $24,350 and was expensed on March 31, 2017.

On December 27, 2016, in recognition of performance and to increase the alignment of his interests with those of our stockholders, TechPrecision granted to Alexander Shen, TechPrecision’s Chief Executive Officer, a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50, the closing price of our common stock on the date of the grant.  The grant was made under the 2016 Plan and a Non-Qualified Stock Option Award Agreement, dated December 27, 2016, from TechPrecision to Mr. Shen. The option was immediately vested and exercisable with respect to 666,667 shares of common stock and the remaining 333,333 shares vested on December 27, 2017. The fair value of the options was $418,995. Stock-based compensation of $104,645 and $314,350 was expensed in the fiscal years 2018 and 2017, respectively.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. The assumptions utilized for options granted during the periods presented range from 107.2% to 123.8% for volatility, 1.88% to 2.07% for the risk-free interest rate, and approximately two to six years for the expected life. At March 31, 2018, there were 1,605,332 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the two most recently completed fiscal years:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2016	2,398,500	$0.711	$183,900	7.90
Granted	1,066,668	$0.516
Expired	(440,000)	$0.770
Forfeited	(22,500)	$0.912
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Granted	400,000	$0.670
Forfeited	(8,000)	$1.960
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Vested or expected to vest at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Exercisable and vested at 3/31/2018	3,294,668	$0.411	$698,200	6.72

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2018 and fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2016	1,028,334	$0.117
Granted	1,066,668	$0.516
Forfeited	(13,333)	$0.670
Vested	(1,248,335)	$0.352
Outstanding at 3/31/2017	833,334	$0.266
Granted	400,000	$0.670
Forfeited	—	$—
Vested	(1,133,334)	$0.379
Outstanding at 3/31/2018	100,000	$0.600

At March 31, 2018, there was $49,860 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next fiscal year. The total fair value of shares vested during the year was $342,464. Other information relating to stock options outstanding at March 31, 2018 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,221,668	7.39	$0.35	3,121,668	$0.35
$1.01-$1.96	173,000	2.44	$1.58	173,000	$1.58
Totals	3,394,668			3,294,668

Restricted Stock Awards

On November 10, 2016, our board of directors determined that it would grant shares of common stock to each of our directors as compensation for their service to the Company during the period from January 1, 2014 to November 10, 2016.  Each non-employee director waived any compensation owed to them for their service to the Company in December 2014. Accordingly, our board of directors granted 600,000 shares of common stock to Mr. Leonard Anthony, 250,000 shares of common stock to each of Mr. Philip Dur and Mr. Michael Holly, and 200,000 shares of common stock to Mr. Robert Isaman and Mr. Andrew Levy. The grant of shares of common stock to Mr. Anthony also recognizes his uncompensated service as Executive Chairman of the Company during the period from January 1, 2014 to November 17, 2014. The Company recorded an expense of $780,000 in fiscal 2017 in connection with these grants of shares of common stock, based on the closing market price of our common stock on the date of grant.

NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At March 31, 2018, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2018			March 31, 2017
Customer	Dollars		Percent	Dollars		Percent
A	$	*	* %		$961,463	51%
B		$432,084	30%		$406,428	22%
C		$394,454	27%	$	*	* %
D		$263,098	18%		$187,410	10%

*less than 10% of total

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the fiscal year ended:

	March 31, 2018				March 31, 2017
Customer	Dollars		Percent		Dollars		Percent
A		$5,462,618	29%		$	*	* %
B	$	*	*	%		$7,515,795	41%
C		$4,978,432	27%			$2,423,504	13%
D	$	*	*	%		$2,166,171	12%

*less than 10% of total

NOTE 14 - SEGMENT INFORMATION

We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations, assets and customers are located in the United States.

NOTE 15 - COMMITMENTS

Operating Leases

We lease approximately 1,000 square feet of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires in October 2019. The lease can be renewed at the end of the lease term. Rent expense for all operating leases for the fiscal years ended March 31, 2018 and 2017 was $3,956 and $3,738, respectively. Future minimum lease payments required under non-cancellable operating leases at March 31, 2018 totaled approximately $6,000.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2018 for future executive salaries was approximately $0.5 million. Fiscal 2018 non-executive bonuses payable after March 31, 2018 was approximately $0.1 million. The aggregate commitment at March 31, 2018 was approximately $0.3 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2018, we had $1.2 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. Discovery is on-going. The pre-trial discovery phase will end on October 23, 2018. No trial date has been set.

NOTE 16 - CLAIM ASSIGNMENT SETTLEMENT

We entered into an Assignment of Claim Agreement, or the Assignment Agreement, on April 17, 2015 with Citigroup Financial Products, Inc., or Citigroup, whereby we sold, transferred, conveyed and assigned to Citigroup all of Ranor’s right, title and interest in Ranor’s $3,740,956 unsecured claim against GT Advanced Technologies, Inc., or GTAT, in connection with GTAT’s bankruptcy.  Pursuant to the Assignment Agreement, on April 21, 2015, Citigroup paid to Ranor an initial amount equal to $507,835, which was classified as a current liability on our balance sheet. The Assignment Agreement provided for Citigroup to pay to Ranor up to an additional $614,452 upon receipt of written notice that Ranor’s claim was fully and finally allowed against GTAT without objection. On November 7, 2016, GTAT’s legal counsel notified Citigroup that Ranor’s unsecured claim in GTAT’s bankruptcy was fully allowed without objection. In accordance with the terms of the Assignment Agreement, Citigroup paid Ranor an additional $614,452 on November 8, 2016. The resolution of this claim under the Assignment Agreement was recognized as a gain of $1,122,287 in the Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended March 31, 2017.

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

	March 31, 2018	March 31, 2017
Basic EPS
Net (Loss) Income	$(265,908)	$5,080,169
Weighted average shares	28,824,593	27,908,155
Basic (Loss) Income per share	$(0.01)	$0.18
Diluted EPS
Net (Loss) Income	$(265,908)	$5,080,169
Dilutive effect of stock options	—	702,919
Diluted weighted average shares	28,824,593	28,611,074
Diluted (Loss) Income per share	$(0.01)	$0.18

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,161,077 of potential common stock equivalents that would have been anti-dilutive and were not included in the EPS calculations for the year ended March 31, 2018. For the year ended March 31, 2017 there were 1,472,668 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations.

NOTE 18 – SUBSEQUENT EVENTS

On June 6, 2018, the Company executed a waiver and modification agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. At March 31, 2018, the Company was in violation of the Berkshire Loan Agreement as it failed to maintain the required DSCR as defined in the agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. Concurrent with the execution and delivery of the amendment, the Company agreed to pay Berkshire Bank all expenses incurred in connection with the agreement.

On May 22, 2018, the Company obtained a waiver of the breach of such covenant from People’s, which waiver covered the breach that otherwise would have occurred in connection with the DSCR testing at March 31, 2018. At March 31, 2018, the Company was in violation of the DSCR covenant. Under our loan with People’s, the Company is required to meet certain financial covenants applicable while the debt remains outstanding, including among other things, that the Company maintain a DSCR, of at least 1.5 to 1.0 during the term of the People’s Loan. Subject to the lapse of any applicable cure period, a default under the People’s Loan could have caused the acceleration of all outstanding obligations under the People’s Loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. This waiver does not apply to any future periods. Concurrent with the execution and delivery of the waiver, the Company agreed to pay People’s a covenant waiver processing fee.

NOTE 19 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended March 31, 2018 and 2017. The data has been derived from our unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. Net Income (Loss) for each of the periods presented includes contract losses and unabsorbed overhead that increased cost of goods sold and lowered gross profit. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2018
Net Sales	$5,830	$4,589	$3,642	$4,669
Gross Profit	$1,741	$1,433	$423	$380
Net Income (Loss)	$425	$368	$(691)	$(368)
Basic Income (Loss) per share	$0.02	$0.01	$(0.02)	$(0.01)
Diluted Income (Loss) per share	$0.02	$0.01	$(0.02)	$(0.01)
Year ended March 31, 2017
Net Sales	$4,644	$3,656	$5,319	$4,931
Gross Profit	$1,535	$1,474	$2,052	$1,035
Net Income	$445	$546	$992	$3,097
Basic Income per share	$0.02	$0.02	$0.03	$0.11
Diluted Income per share	$0.02	$0.02	$0.03	$0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Committees” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2018 Annual Meeting” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2018 and 2017

Consolidated Statement of Stockholders’ Equity as of March 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

Exhibit Index

Exhibit No.	Description
2.1	Assignment of Claim Agreement, dated April 17, 2015, by and between Ranor, Inc. and Citigroup Financial Products Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on April 23, 2015).
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017).

10.3†	2006 Long-term Incentive Plan, as restated effective November 22, 2010 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011 and).
10.4†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013).
10.5†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014).
10.6†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014).
10.7†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 6, 2016).
10.8	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.9	Amendment, dated December 20, 2016, to Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.10	Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).
10.11	Schedule No. 002, dated September 6, 2016, to the Master Loan and Security Agreement No. 4180, dated March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on October 7, 2016).
10.12	Termination, Separation and Release Agreement, dated June 14, 2016 between TechPrecision Corporation and Richard F. Fitzgerald (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 27, 2016).
10.13	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 11, 2018).
21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and 2017; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory arrangement or plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
June 28, 2018	By:	/s/ Thomas Sammons
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

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 28, 2018
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 28, 2018
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairman of the Board	June 28, 2018
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 28, 2018
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 28, 2018
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 28, 2018
Walter M. Schenker

