Form 10-K/A
period 2018-03-31
TECHPRECISION CORP
filed 2018-07-27
CIK 1328792

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $16.3 million.

The number of shares outstanding of the registrant's common stock as of July 23, 2018 was 28,824,593.

EXPLANATORY NOTE

TechPrecision Corporation (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from our original filing of our Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment No. 1 to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before that date.

This Amendment No. 1 to Form 10-K amends and supplements Item 10 and amends and restates Items 11 through 14 of the Annual Report on Form 10-K we filed on June 28, 2018 (the “Original Form 10-K”), and deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement with respect to our Annual Meeting of Stockholders for 2018 into Part III of the Original Form 10-K. Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated certifications. The remainder of the Original Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018 remains unchanged.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position
Richard S. McGowan (1)	64	Chairman of the Board
Robert A. Crisafulli (2)	64	Director
Andrew A. Levy	71	Director
Walter M. Schenker (2)	71	Director

(1)	Alternate Member of the Audit Committee
(2)	Member of the Audit Committee

Richard S. McGowan, 64, has been a member of our board of directors since December 2016 and serves as the Chairman of the board of directors.  Mr. McGowan’s principal occupation since 2008 has been as a private investor.  From June 2014 until July 2016, Mr. McGowan served on the board of directors of Cleveland Biolabs, Inc., a publicly traded biopharmaceutical company focused on the immune system, serving as chairman of its board from April 2015 to July 2016, chairman of its compensation committee from 2014 until 2016, and on its audit and nominating and governance committees from 2015 until 2016. From 1995 to 2009, Mr. McGowan served as Of Counsel to Weitz & Luxenberg, P.C., a national law firm. From 2000 to 2008, Mr. McGowan was a partner and President of SFB Holdings, a private investment company that sought to purchase and turn around sub-producing micro-cap companies. Mr. McGowan holds a B.A. in History from the State University of New York at Stony Brook and a J.D. from Boston University School of Law.

The board of directors believes that Mr. McGowan's extensive investment experience, and in particular his focus on growing the business of microcap companies, is an asset as we look to execute on our strategies to grow our business.

Robert A. Crisafulli, 64, has been a member of our board of directors since December 2016. Since December 2007, Mr. Crisafulli has served as Executive Vice President Tax of Aircastle Limited, a publicly traded international aircraft leasing company. From January 2007 to December 2007, Mr. Crisafulli served as Vice President of Finance, Tax and Treasurer of InfoNXX, Inc., a privately held international telecommunications company. From 2005 to 2006, Mr. Crisafulli served as Vice President of Tax of PanAmSat, a publicly traded international telecommunications company. From 2001 to 2005, Mr. Crisafulli served as Managing Director of Bridge East Capital, an international private equity and financial advisory firm. From 1999 to 2000, Mr. Crisafulli served as Senior Vice President, Chief Financial Officer, Treasurer of Mosler Inc., a physical and electronic security firm. From 1998 to 1999, Mr. Crisafulli was Partner - Mergers and Acquisitions Practice at KPMG LLP. Mr. Crisafulli is a certified public accountant and holds a B.B.A. in accounting from Adelphi University and an M.B.A. in Taxation from St. John's University.

Mr. Crisafulli's significant background in the areas of tax and finance, including with public companies, and his experience as a certified public accountant, enables him to provide our board of directors with additional insight into finance and accounting matters.

Andrew A. Levy, 71, has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, an investment banking firm. Mr. Levy was appointed Chief Executive Officer of Esco Marine, Inc., a ship-recycling company, in April 2014, to reorganize the company. Esco Marine, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015, which proceedings were dismissed in April 2018. Mr. Levy has been a director of Esco from January 2004 to present. Mr. Levy also serves on the board of directors of Houston Gulf Energy, Inc., a company involved in the oil and gas industry. Neither Houston Gulf Energy, Inc. nor Esco Marine, Inc. are companies with securities registered under Section 12 of the Exchange Act or required to file reports under Section 15(d) of the Exchange Act. Mr. Levy holds a B.S. in Engineering from Yale University and a J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Walter M. Schenker, 71, has been a member of our board of directors since December 2016. Since June 2010, Mr. Schenker has served as General Partner and Portfolio Manager at MAZ Capital Advisors, an investment partnership, where his responsibilities include, among things, managing the firm’s portfolio of investments. From 1999 to 2010, Mr. Schenker was a Principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. Mr. Schenker previously served on the board of directors and audit committee of Sevcon, Inc., a NASDAQ-listed global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, from 2013 until that company’s acquisition in September 2017. Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University.

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

The information required as to our executive officers is set forth in Item 4A of Part I of the Original Form 10-K for the fiscal year ended March 31, 2018.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the SEC. NASDAQ’s rules require that a majority of the members of a company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Nevertheless, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors affirmatively has determined that the following directors, which comprise all of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Robert A. Crisafulli, Andrew A. Levy, Richard S. McGowan, and Walter M. Schenker.

Committees of the Board of Directors

Our board of directors has one standing committee: the Audit Committee. The Audit Committee consists of Mr. Crisafulli (Chairman), Mr. Schenker and Mr. McGowan (as an alternate member), each of whom is “independent” for purposes of serving on an audit committee under the NASDAQ rules. Additionally, our board of directors has determined that Mr. Crisafulli, who is Chairman of the Audit Committee, is an Audit Committee financial expert under the rules of the Securities and Exchange Commission. Because our securities are not listed on a national securities exchange, like the NASDAQ or the New York Stock Exchange, we are not subject to any listing rules that require us to maintain a standing compensation committee or nominating and corporate governance committee. Accordingly, our board of directors has determined that the entire board should be responsible for compensation, nomination and governance matters. We believe that this is appropriate because our board of directors is relatively small, consisting of only four directors, because our board comprises exclusively independent directors and because it reduces administrative burdens on the Company and the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. To our knowledge, during the fiscal year ended March 31, 2018, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following, which due to administrative error, were filed late:

•	Richard McGowan filed an amendment on January 9, 2018 to his original Form 3 filed April 6, 2017 to report his beneficial ownership of certain shares of the Company’s common stock held by trusts of which Mr. McGowan’s sons are beneficiaries and with respect to which Mr. McGowan shares voting and investment power with the trustee of the trusts and another individual to whom dispositive power over the shares was granted by the trustee.

Item 11. Executive Compensation.

Summary Compensation Table

The Company has determined that it only has two executive officers, based on relevant SEC rules. Accordingly, set forth below is information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our principal executive officer, and (ii) Thomas Sammons, our most highly compensated executive officer other than the principal executive officer who was serving as an executive officer at the end of the Company’s last completed fiscal year. Together, such individuals are referred to as our Named Executive Officers.

Name and Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total ($)
Alexander Shen,	2018	$300,643	$--	$113,342	$3,284	(3)	$417,269
Chief Executive	2017	$301,058	$112,500	$335,227	$-		$749,328
Officer (2)	2016	$275,000	$206,250	$33,054	$1,716	(3)	$516,020

Thomas Sammons,	2018	$210,450	$--	$19,774	$16,481	(4)	$246,705
Chief Financial	2017	$200,770	$50,000	$23,729	$11,319	(4)	$285,818
Officer	2016	$195,865	$100,000	$27,684	$47,149	(4)	$370,698

(1)	All of the options included above have a term of ten years. These amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 12 to our Consolidated Financial Statements in the Original Form 10-K. On December 27, 2016, in recognition of performance and to increase the alignment of his interests with those of our stockholders, the Company granted to Alexander Shen a non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $0.50, the closing market price of our common stock on the date of the grant. On January 21, 2016, we granted stock options to our chief financial officer to purchase 500,000 shares of common stock at an exercise price of $0.17 per share, the closing market price on the date of grant. All of the options discussed above are vested and exercisable.
(2)	Mr. Shen also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company.
(3)	Other compensation paid to Mr. Shen in fiscal 2018 includes an automobile allowance of $3,284. Other compensation paid to Mr. Shen in fiscal 2016 includes reimbursement of temporary living expenses of $1,716.
(4)

Other compensation paid to Mr. Sammons in fiscal 2018 includes reimbursement of moving expenses of $16,481.

Other compensation paid to Mr. Sammons in fiscal 2017 includes reimbursement of temporary living expenses of $11,319. Other compensation paid to Mr. Sammons in fiscal 2016 includes a primary residence relocation allowance of $35,000, plus reimbursement of temporary living expenses of $12,149.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Alexander Shen (1)	1,000,000	--	$0.08	August 11, 2025

Alexander Shen (2)	1,000,000	--	$0.50	December 26, 2026

Thomas Sammons (3)	500,000	--	$0.17	January 20, 2026

(1)	Options granted to Mr. Shen on August 12, 2015 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversary of the grant date.
(2)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 333,333 options vested on the first anniversary of the grant date.
(3)	Options granted to Mr. Sammons on January 21, 2016 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversaries of the grant date.

Employment and Executive Consulting Agreements

As of March 31, 2018, we had employment agreements with each of our Named Executive Officers.

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

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary, initially set at $275,000, which may be increased from time to time by the board of directors, and was awarded a one-time grant of options to purchase 1,000,000 shares of our common stock, which vested in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. Mr. Shen’s annual base salary has since been increased to $300,000. The exercise price of the options is equal to the closing market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 75% of Mr. Shen's annual base salary, which target was increased by the board of directors from 60%.  The CEO Employment Agreement provides that the Company was required to pay no less than one-half of the targeted bonus amount for fiscal 2015.  Mr. Shen is entitled to participate fully in our employee benefit plans and programs and is entitled to four weeks of vacation per year. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer.  Under the terms of the CEO Employment Agreement, and in connection with his relocation to Westminster, Massachusetts, Mr. Shen was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

Pursuant to the terms of the CEO Employment Agreement and subject to Mr. Shen's execution of a release of claims in favor of the Company, in the event we terminate Mr. Shen's employment without “cause” (as defined below) or Mr. Shen resigns his employment for “good reason” (as defined below) at any time during the six-month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment, payable under the Company’s normal payroll practices. We may terminate the CEO Employment Agreement for cause upon seven days written notice, during which period Mr. Shen may contest his termination before our board of directors.

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

Thomas Sammons Employment Agreement

On March 31, 2016, we entered into an Employment Agreement with Thomas Sammons (the “Sammons Employment Agreement”), which became effective as of January 20, 2016 and governs Mr. Sammons's employment as our Chief Financial Officer.  Pursuant to the Sammons Employment Agreement, Mr. Sammons: (i) receives an annual base salary of $210,000, increased by the board of directors from $200,000; (ii) received an award of stock options to purchase 500,000 shares of our common stock pursuant to the TechPrecision Corporation 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), with an exercise price equal to the fair market value of the common stock on the grant date and which vested in substantially equal amounts on the date of initial grant and each of the subsequent two anniversaries of the date of grant; and (iii) will be eligible for an annual cash performance bonus of up to 50% of base salary, subject to goals and objectives set by the Chief Executive Officer and our board of directors.  Under the Sammons Employment Agreement, Mr. Sammons also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally. Under the terms of the Sammons Employment Agreement and in connection with his relocation to Westminster, Massachusetts, Mr. Sammons was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

The Sammons Employment Agreement also provides for certain severance payments to Mr. Sammons in the event of his termination.  Subject to Mr. Sammons’s execution of a release of claims in favor of the Company, if Mr. Sammons is terminated without “cause” (as defined below) or Mr. Sammons terminates his employment for “good reason” (as defined below) at any time during the six month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment, payable under the Company’s normal payroll practices.

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

Employees, directors, consultants, and other individuals who provide services to the Company or its affiliates are eligible to be granted awards under the 2016 Plan; provided, however, that only employees of the Company or any parent company or subsidiary of the Company are eligible to be granted incentive stock options. As of March 31, 2018, approximately 100 employees and four non-employee directors are eligible to participate in the 2016 Plan, and there were outstanding options granted under the 2016 Plan to purchase 3,394,668 shares of our common stock with a weighted-average exercise price of $0.41. This amount included options to purchase 2,500,000 shares of our common stock issued to our executive officers. As of March 31, 2018, the closing price of our Common Stock was $0.54 per share.

Additional Retirement Benefits

During fiscal 2018, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code, and receive a matching Company contribution.

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

In addition, our Board has provided that each non-employee director be granted, on an annual basis, 50,000 options to purchase shares of our common stock under the 2016 Long-Term Incentive Plan.

Director Compensation Table

The following table sets forth compensation paid to each director who served during the year ended March 31, 2018.

Name	Fees Earned (1)	Option Awards (2)	All Other Compensation	Totals
Andrew Levy	$24,000	$42,515	$-	$66,515
Robert A. Crisafulli	$29,000	$42,515	$-	$71,515
Richard S. McGowan	$36,000	$42,515	$-	$78,515
Walter M. Schenker	$24,000	$42,515	$-	$66,515

(1)	The members of the board of directors earned all fees for serving on the board of directors during fiscal 2018.
(2)

Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. On April 4, 2017 and November 10, 2017, the board members were granted options to purchase 50,000 shares of common stock at the closing market price on each date, for a total of 400,000 shares. Each option grant vests on a ratable basis over a one year period. The number of stock options outstanding at March 31, 2018 for each director was: Mr. Levy: 100,000; Mr. Crisafulli: 100,000; Mr. McGowan: 100,000; and Mr. Schenker 100,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as to shares of our common stock beneficially owned, as of July 23, 2018, by:

•	each of our current directors;
•	each Named Executive Officer;
•	all current directors and executive officers as a group; and
•	each person owning of record or known by us to own at least 5% of our common stock.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our common stock listed opposite his or its name. Each person is deemed to own beneficially shares of common stock which may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of July 23, 2018. As of July 23, 2018, there were 28,824,593 shares of our common stock outstanding.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

Name	Shares of common stock	Percentage
ARS Investment Partners, LLC (1)	1,862,890	6.46%
Andrew A. Levy (2)	1,922,100	6.63%
Alexander Shen (3)	2,100,000	6.79%
Walter M. Schenker (4)	1,437,073	4.97%
Richard S. McGowan (5)	676,912	2.34%
Thomas Sammons (6)	550,000	1.87%
Robert Crisafulli (7)	158,998	*
All executive officers and directors as a group (six individuals)(8)	6,845,083	21.44%

* Percentage of shares beneficially owned does not exceed one percent of the class.

(1)	According to a Schedule 13G/A filed with the SEC on February 21, 2017 by ARS Investment Partners, LLC (“ARS”), Artemis US Corporation (“Artemis”), Somerset Capital Partners, L.P. (“Somerset”) and Somerset Capital Management, LLC (“Somerset Management”), ARS and Artemis each have shared voting power and shared dispositive power over 1,862,890 shares of common stock and Somerset and Somerset Management each have shared voting power and shared dispositive power over 1,574,476 shares of common stock. The address for these reporting persons is 500 Fifth Avenue, Suite 1440, New York, New York 10110.

(2)	Includes 150,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018.

(3)	All of these shares of common stock may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018.

(4)	According to a Schedule 13D filed by Maz Partners LP (“MAZ Partners”), MAZ Capital Advisers, LLC (“MAZ Capital”) and Mr. Schenker, MAZ Partners, MAZ Capital and Mr. Schenker share voting and dispositive power over 1,279,073 shares of the Company’s common stock. Mr. Schenker is the sole managing member of MAZ Capital, which is the sole general partner of MAZ Partners. This amount also includes (a) 100,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018 and (b) 58,000 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power.

(5)	Includes (a) 58,998 shares of common stock held by trusts of which Mr. McGowan’s three sons are beneficiaries and over which Mr. McGowan shares voting and dispositive power with the trustee of the trusts with an attorney to whom dispositive power over the shares was granted by the trustee, (b) 88,250 shares held jointly by Mr. McGowan and his spouse, (c) 25,100 shares of common stock held by two sons of Mr. McGowan and (d) 100,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018. Mr. McGowan disclaims beneficial ownership of the shares held by the trust and by his sons.

(6)	All of these shares of common stock may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018.

(7)	Includes (a) 58,998 shares of common stock held by trusts of which Mr. McGowan’s three sons are beneficiaries and for which Mr. Crisafulli serves as trustee and shares voting and dispositive power with Mr. McGowan and an attorney to whom dispositive power over the shares was granted by the trustee and (b) 100,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 23, 2018.

(8)	Includes 3,100,000 shares of common stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of July 23, 2018.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2018, regarding shares of common stock that may be issued under the Company’s only equity compensation plan under which any awards are currently outstanding, the 2016 Long-Term Incentive Plan, approved by the Company’s stockholders. There are no equity compensation plans not approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders (1)	3,294,668	$0.411	1,605,332
Equity compensation plans not approved by security holders	-	-	-
Totals	3,294,668	$0.411	1,605,332

      (1) stock options exercisable and vested under the 2016 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party Transaction Policy

All transactions with related parties that may present actual, potential or perceived conflicts of interest are subject to approval by the Audit Committee. As part of its review of related party transactions, the Audit Committee generally seeks to obtain evidence regarding whether the terms of the related party transaction are market-based. The Audit Committee relies on such information, in addition to other transaction-specific factors, in its review and approval of related party transactions.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees

The following is a summary of fees for professional services rendered by Marcum LLP for the years ended:

	March 31, 2018	March 31, 2017
Audit fees	$186,000	$258,295
Audit related fees	40,630	13,040
Tax fees	--	-
All other fees	--	-
Total	$226,630	$271,335

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

Tax fees. There were no fees paid to Marcum LLP for tax compliance services for the fiscal years ended March 31, 2018 and 2017.

All other fees. There were no other fees paid to Marcum LLP for the fiscal years ended March 31, 2018 and 2017.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2018 and fiscal 2017 were pre-approved by the Audit Committee.

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

TECHPRECISION CORPORATION
July 27, 2018

	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

