Form 10-Q
period 2018-06-30
TECHPRECISION CORP
filed 2018-08-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 28,824,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,111,253	$2,689,110
Accounts receivable, net	716,408	1,446,982
Contract assets	4,175,499	347,896
Inventories	1,025,211	2,088,485
Other current assets	415,672	450,540
Total current assets	8,444,043	7,023,013
Property, plant and equipment, net	5,078,912	5,202,448
Deferred income taxes	2,423,515	2,046,298
Other noncurrent assets, net	44,144	6,860
Total assets	$15,990,614	$14,278,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,798	$345,705
Accrued expenses	752,717	788,084
Contract liabilities	1,458,319	180,706
Current portion of long-term debt	778,991	766,354
Total current liabilities	3,322,825	2,080,849
Long-term debt, including capital leases	3,998,609	4,185,274
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at June 30 and March 31, 2018	2,882	2,882
Additional paid in capital	8,586,925	8,561,995
Accumulated other comprehensive income	22,325	24,236
Retained earnings (accumulated deficit)	57,048	(576,617)
Total stockholders’ equity	8,669,180	8,012,496
Total liabilities and stockholders’ equity	$15,990,614	$14,278,619

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,
	2018	2017
Net sales	$4,098,823	$5,830,386
Cost of sales	3,046,299	4,089,799
Gross profit	1,052,524	1,740,587
Selling, general and administrative	730,465	919,759
Income from operations	322,059	820,828
Other income	2,740	91
Interest expense	(95,385)	(108,782)
Total other expense, net	(92,645)	(108,691)
Income before income taxes	229,414	712,137
Income tax expense	65,029	287,635
Net income	$164,385	$424,502
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(1,911)	$732
Other comprehensive (loss) income, before tax	(1,911)	732
Income tax expense on other comprehensive income	—	296
Other comprehensive (loss) income, net of tax	$(1,911)	$436
Comprehensive income	$162,474	$424,938
Net income per share (basic)	$0.01	$0.01
Net income per share (diluted)	$0.01	$0.01
Weighted average number of shares outstanding (basic)	28,824,593	28,824,593
Weighted average number of shares outstanding (diluted)	29,096,727	29,766,666

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2017	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321
Share based compensation			303,175			303,175
Net loss					(265,908)	(265,908)
Foreign currency translation adjustment				4,908		4,908
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Share based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Effect of adoption of ASC 606 (see Note 3)					19,647	19,647
Effect of Accounting Standards Update 2016-16 (see Note 3)					449,633	449,633
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164,385	$424,502
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	185,585	171,613
Amortization of debt issue costs	15,231	19,544
Stock based compensation expense	24,930	99,388
Change in contract loss provision	(15,875)	130,662
Deferred income taxes	65,029	273,528
Changes in operating assets and liabilities:
Accounts receivable	730,574	641,353
Inventories	(48,518)	(1,294,314)
Contract assets	(2,119,085)	—
Other current assets	34,868	(38,214)
Other noncurrent assets and liabilities	—	(4,839)
Accounts payable	(12,907)	199,423
Accrued expenses	118,339	15,254
Accrued taxes payable	—	4,403
Contract liabilities	567,517	(68,522)
Net cash (used in) provided by operating activities	(289,927)	573,781

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(101,695)	(212,946)
Proceeds from sale of equipment	—	80,000
Net cash used in investing activities	(101,695)	(132,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(186,896)	(174,591)
Net cash used in financing activities	(186,896)	(174,591)
Effect of exchange rate on cash and cash equivalents	661	(186)
Net (decrease) increase in cash and cash equivalents	(577,857)	266,058
Cash and cash equivalents, beginning of period	2,689,110	3,066,156
Cash and cash equivalents, end of period	$2,111,253	$3,332,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$80,066	$93,905
Income taxes	$—	$10,000

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

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense, aerospace, nuclear, medical, and precision industrial.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, or the 2018 Form 10-K, filed with the SEC on June 28, 2018.

Accounting Estimates - The preparation of the Company's unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ materially from those estimates.

Revenue Recognition – Effective April 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and related amendments. Prior to April 1, 2018, the Company recognized revenue in accordance with Accounting Standards Codification (ASC) Topic 605 - Revenue Recognition, or ASC 605, utilizing the units of delivery measure of the percentage-of-completion method of accounting. For additional information on the new standard and the impact on our results of operations, refer to Note 3: Accounting Standards Updates.

ASC 606 sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

The Company recognizes revenue over time based on the transfer of control of the promised goods or services to the customer. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company and we have an enforceable right to payment for performance completed to date. Otherwise, control to promised goods or services transfers to customers at a point in time.

The majority of the Company’s contracts have a single performance obligation and provide title to, or grant a security interest in, work-in-process to the customer. In addition, these contracts contain enforceable rights to payment, allowing the Company to recover both its cost and a reasonable margin on performance completed to date. The combination of these factors indicates that the customer controls the asset (and revenue is recognized) as the asset is created or enhanced. The Company measures progress for performance obligations satisfied over time using input methods (e.g., costs incurred, resources consumed, labor hours expended, time elapsed).

Under arrangements where the customer does not have title to, or a security interest in, the work-in-process, our evaluation of whether revenue should be recognized over time requires significant judgment about whether the asset has an alternative use and whether the entity has an enforceable right to payment for performance completed to date. When one or both of these factors is not present, the Company will recognize revenue at the point in time where control over the promised good or service transfers to the customer, which is typically once the customer has taken physical possession of the product the Company has built for the customer.

The Company and its customers occasionally enter into contract modifications, including change orders. The Company will account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications – as well as other changes in estimates of sales, costs, and profits on a performance obligation – are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the three months ended June 30, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2018.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price, may be due to a portion of the transaction price being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Shipping and handling fees and costs incurred in connection with products sold under ASC 606 are recorded in cost of sales in the condensed consolidated statements of operations, and are not considered a performance obligation to our customers.

Contract Estimates – In estimating contract costs, the Company takes into consideration a number of assumptions and estimates regarding risks related to technical requirements and scheduling. Management performs periodic reviews of the contracts to evaluate the underlying risks. Profit margin on any given project could increase if the Company is able to mitigate and retire such risks. Conversely, if the Company is not able to properly manage these risks, cost estimates may increase, resulting in a lower profit margin, or potentially, contract losses.

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. Costs allocable to undelivered units are reported as work in process, a component of inventory, in the condensed consolidated balance sheet. Pre-contract fulfillment costs requiring capitalization are not material.

Accounts Receivable - Accounts receivable include amounts related to any unconditional Company right to receive consideration and are presented as receivables in the condensed consolidated balance sheets, separate from other contract balances. Accounts receivable are comprised of amounts billed and currently due from customers. The Company reports accounts receivable net of an allowance for doubtful accounts.

Inventories – Work-in-process and raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

Contract Assets - Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time, including retention amounts. Contract assets are transferred to accounts receivable when the right becomes unconditional.

Contract Liabilities - Contract liabilities are comprised of advance payments, billings in excess of revenues, and deferred revenue amounts. Such advances are not generally considered a significant financing component, because they are utilized to pay for contract costs within a one year period. Contract liability amounts are recognized as revenue once control over the underlying performance obligation has transferred to the customer.

NOTE 3 - ACCOUNTING STANDARDS UPDATES

New Accounting Standards Recently Adopted

Effective April 1, 2018, the Company adopted the requirements of ASU 2014-09, which provides a single revenue recognition model for the transfer of promised goods or services in a manner reflective of the consideration we are entitled to in exchange for those goods or services. The Company applied the new revenue guidance retrospectively with a cumulative effect adjustment to retained earnings at April 1, 2018 for initial application of the guidance (modified retrospective method). Results for reporting periods beginning after April 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and are reported in accordance with the Company's historic accounting practices under ASC 605.

With the adoption of ASC 606 the Company changed its revenue recognition model to reflect recognition of revenue at a point in time, or over time using an inputs based methodology that recognizes revenue on cost incurred and labor hours expended, which is different than the units of delivery methodology previously utilized under ASC 605. The Company also modified and expanded its disclosures as they relate to revenues and contract balances under ASC 606.

In conformity with the new revenue guidelines, unbilled accounts receivable are classified as contract assets and advance payments and billings in excess of revenue are classified as contract liabilities as of June 30, 2018 and March 31, 2018.

The adoption of ASC 606 resulted in a cumulative increase to retained earnings of $19,647, net of $7,385 of tax expense, as of April 1, 2018, driven by changes in contract assets and liabilities. For the three months ended June 30, 2018, product sales increased by approximately $2.5 million due to the change in revenue recognition when compared to ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, risk of loss was tied to delivery. The new guidance has been applied to all incomplete contracts at the date of initial application. The following table compares the opening and closing balances for inventories, contract assets and contract liabilities:

	June 30, 2018	April 1, 2018
		As adjusted
Inventories	$1,025,211	$976,693
Contract assets	$4,175,499	$2,056,414
Contract liabilities	$1,458,319	$890,802

The following tables summarize the impact of the adoption of ASC 606 on the condensed consolidated financial statements. The adjustments are the result of timing differences between the recognition of revenue under ASC 606 and ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, or risk of loss was tied to delivery. Under ASC 606, the Company generally recognizes revenue over time prior to delivery, as control over the promised goods and services transfers to the customer.

Condensed Consolidated Balance Sheet:	June 30, 2018
	As reported	Adjustments	ASC 605
ASSETS
Contract assets	$4,175,499	$(4,175,499)	$—
Inventories	$1,025,211	$2,105,312	$3,130,523
Deferred tax assets	$2,423,515	$251,635	$2,675,150
LIABILITIES
Contract liabilities	$1,458,319	$(1,165,622)	$292,697
Accrued expenses	$752,717	$37,313	$790,030
SHAREHOLDERS’ EQUITY
Retained earnings	$57,048	$(690,244)	$(633,196)

Condensed Consolidated Statement of Operations:	Three months ended June 30, 2018
	As reported	Adjustments	ASC 605
Net sales	$4,098,823	$(2,466,981)	$1,631,842
Cost of sales	$3,046,299	$(1,551,220)	$1,495,079
Selling, general and administrative	$730,465	$(914)	$729,551
Income (loss) before income taxes	$229,414	$(914,848)	$(685,434)
Income tax provision (benefit)	$65,029	$(244,250)	$(179,221)
Net income (loss)	$164,385	$(670,598)	$(506,213)
Net income (loss) per share – basic	$0.01	$(0.02)	$(0.01)
Net income (loss) per share – diluted	$0.01	$(0.02)	$(0.01)

Condensed Consolidated Statement of Cash Flows:	Three months ended June 30, 2018
	As reported	Adjustments	ASC 605
Net income	$164,385	$(670,598)	$(506,213)
Adjustments to reconcile net income to net cash used in operating activities:
Change in contract loss provision	$(15,875)	$85,694	$69,819
Deferred income taxes	$65,029	$(251,635)	$(186,606)
Changes in operating assets and liabilities:
Inventories	$(48,518)	$(2,105,312)	$(2,153,830)
Contract assets	$(2,119,085)	$4,175,499	$2,056,414
Accrued expenses	$118,339	$(68,207)	$50,132
Contract liabilities	$567,517	$(1,165,622)	$(598,105)

Effective April 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra Entity Transfers of Assets Other Than Inventory. The guidance in ASU 2016-16 requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As such, the Company was required to remeasure an unrecognized deferred tax asset created from the repurchase of land and building from a certain variable interest entity in 2010. The modified retrospective approach was used to transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 resulted in a cumulative increase to retained earnings of $0.4 million as of April 1, 2018.

Issued Standards Not Yet Adopted

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

NOTE 4 - REVENUE

The Company generates its revenues primarily from performance obligations completed under contracts with customers in three main market sectors: defense, energy and precision industrial. The period over which the Company performs is generally less than one year. The Company generally invoices and receives related payments based upon performance progress not less frequently than monthly.

Revenue generally is recognized over time given the terms and conditions of the related contracts. The Company utilizes an estimated labor hours based input methodology to measure performance progress, which best depicts the transfer of control to the customer. The Company’s contract portfolio is comprised of fixed-price contracts.

All of our contracts are fixed price. Our contracts provide for product type sales only, and our products are delivered to customers in one of our three market sectors, defense, energy or precision industrial. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended June 30, 2018	$3,809,087	$261,430	$28,306	$4,098,823
Net Sales by contract type	Over-time	Point-in-time		Totals
Three months ended June 30, 2018	$3,838,927	$259,896		$4,098,823

As of June 30, 2018, the Company had $12.5 million of remaining performance obligations, of which $11.6 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue before the end of fiscal year 2019.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the three months ended:

Net Sales	Under ASC 606		Under ASC 605
	June 30, 2018		June 30, 2017
	Amount	Percent	Amount	Percent
Customer A	$1,593,440	39%	$2,889,156	50%
Customer B	$1,015,148	25%	—	—
Customer C	—	—	$1,583,211	27%

NOTE 5 - CONTRACT ASSETS and CONTRACT LIABILITIES

Contract assets primarily relate to the Company's rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Fixed-price contracts are generally billed to the customer using either progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance-based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts. We also receive deposits representing down payments for acquisition of materials.

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in the condensed consolidated balance sheets as a component of current assets. The $2.1 million increase in contract assets from April 1, 2018 to June 30, 2018 is due primarily to the Company’s change in accounting policy (see Note 2) and transition from a units of delivery revenue recognition policy to a model that recognizes revenue over time as asset ownership is transferred to the customer. Our contract liabilities increased by $0.6 million primarily due to an increase in customer deposits and milestone payments in connection with new projects started since March 31, 2018.

NOTE 6 - INVENTORIES

	June 30, 2018	March 31, 2018
Raw materials	$204,872	$202,737
Work-in-process	820,339	1,885,748
Totals	$1,025,211	$2,088,485

NOTE 7 - OTHER CURRENT ASSETS

	June 30, 2018	March 31, 2018
Payments advanced to suppliers	$82,645	$82,520
Prepaid insurance	166,696	211,823
Prepaid subscriptions	44,579	38,836
Prepaid taxes	59,792	59,792
Employee advances	28,967	26,869
Other	32,993	30,700
Total	$415,672	$450,540

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2018	March 31, 2018
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	10,123,689	10,058,797
Construction in progress	21,420	24,263
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,562,506	13,500,457
Less: accumulated depreciation	(8,483,594)	(8,298,009)
Total property, plant and equipment, net	$5,078,912	$5,202,448

Depreciation expense, which includes amortization of equipment under capital leases, for the three months ended June 30, 2018 and 2017 was $185,585 and $171,613, respectively.

Capitalized leases included in property, plant and equipment were $54,376 at both June 30, 2018 and March 31, 2018. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $16,313 and $13,594 at June 30, 2018 and March 31, 2018, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the periods ended June 30, 2018 and March 31, 2018 was $264 and $14,791, respectively.

NOTE 9 - OTHER NONCURRENT ASSETS

	June 30, 2018	March 31, 2018
Deposits for fixed assets	$39,647	$—
Deferred financing costs	4,497	6,860
Total	$44,144	$6,860

NOTE 10 - ACCRUED EXPENSES

	June 30, 2018	March 31, 2018
Accrued compensation	$467,550	$383,060
Accrued professional fees	159,147	152,501
Provision for contract losses	19,029	200,897
Accrued project costs	66,479	—
Other	40,512	51,626
Total	$752,717	$788,084

NOTE 11 - DEBT

	June 30, 2018	March 31, 2018
Berkshire Term Loan due December 2021	$2,723,856	$2,745,181
People’s Equipment Loan Facility due April 2021	2,109,939	2,271,109
Obligations under capital leases	43,012	47,413
Total debt	$4,876,807	$5,063,703
Less: debt issue costs unamortized	$99,207	$112,075
Total debt, net	$4,777,600	$4,951,628
Less: Current portion of long-term debt	$778,991	$766,354
Total long-term debt, net	$3,998,609	$4,185,274

Berkshire Bank Loan Facility

On December 21, 2016, pursuant to the Loan Agreement dated December 20, 2016, or the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021. Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at June 30, 2018 or March 31, 2018. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The leverage ratio was 0.78 to 1.00 at March 31, 2018. Also, Ranor’s annual capital expenditures cannot exceed $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

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

At March 31, 2018, the Company failed to maintain the required DSCR as defined in the Berkshire Loan Agreement. On June 6, 2018, the Company executed a waiver and modification agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. Concurrent with the execution and delivery of this amendment, the Company agreed to pay Berkshire Bank all expenses incurred in connection with the amendment.

At June 30, 2018, the Company was in compliance with the Berkshire Loan Agreement.

Unamortized debt issue costs at June 30, 2018 and March 31, 2018 were $42,682 and $45,936, respectively.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s Capital and Leasing Corp., or People’s.  The MLSA was dated and effective as of March 31, 2016. Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest, at a fixed rate of 7.90% per annum.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods.

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

Unamortized debt issue costs at June 30, 2018 and March 31, 2018 were $56,525 and $66,139, respectively.

Capital Lease

We entered into a capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of approximately $1,100.

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

NOTE 12 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $65,029 and $287,635 for the three months ended June 30, 2018 and 2017, respectively.

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended June 30, 2018 was 28.4%. The lower effective tax rate for the three months ended June 30, 2018, was primarily attributable to a reduction in our federal corporate income tax rate from 34% to 21%, enacted under the Tax Cuts and Jobs Act, or the Tax Act of 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act are incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the three months ended June 30, 2018, we did not recognize any changes to the provisional amounts recorded in our March 31, 2018 Annual Report on Form 10-K in connection with the 2017 Tax Act. We expect to finalize our analysis within the measurement period in accordance with SAB 118 after completing our reviews of additional guidance issued by the Internal Revenue Service and tax accounting estimates made at March 31, 2018.

The valuation allowance on deferred tax assets at June 30, 2018 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 13 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $20,520 and $22,319 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 14 - STOCK BASED COMPENSATION

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

At June 30, 2018, there were 1,607,332 shares available for grant under the 2016 Plan. The following table summarizes information and option activity for the three months ended June 30, 2018:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Canceled	(2,000)	$1.960	—	—
Outstanding at 6/30/2018	3,392,668	$0.416	$1,102,600	6.72
Vested or expected to vest at 6/30/2018	3,392,668	$0.416	$1,102,600	6.72
Exercisable and vested at 6/30/2018	3,342,000	$0.413	$1,098,100	6.72

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s common stock.

The total fair value of shares vested during the period was $24,930. The following table summarizes the status of our stock options outstanding but not vested for the three months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2018	100,000	$0.60
Vested	(50,000)	$0.60
Outstanding at 6/30/2018	50,000	$0.60

Other information relating to stock options outstanding at June, 30, 2018 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,221,668	7.38	$0.35	3,171,667	$0.35
$1.01-$1.96	171,000	2.26	$1.58	171,000	$1.58
Totals	3,392,668			3,342,667

NOTE 15 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2018, there were accounts receivable balances outstanding from one customer comprising 47% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2018			March 31, 2018
Customer	Amount		Percent	Amount	Percent
A		$334,801	47%	*	* %
B		$105,794	15%	$432,084	30%
C		$99,990	14%	$394,454	27%
D	$	*	* %	263,098	18%
E		$98,509	14%	*	* %

 *less than 10% of total

NOTE 16 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2018 for future executive salaries during the next twelve months was approximately $0.5 million. The aggregate commitment for the remainder of our employees at June 30, 2018 was approximately $0.2 million for accrued payroll, vacation and holiday pay.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260:

	Three months ended June 30, 2018	Three months ended June 30, 2017
Basic EPS
Net income	$164,385	$424,502
Weighted average shares	28,824,593	28,824,593
Basic income per share	$0.01	$0.01
Diluted EPS
Net income	$164,385	$424,502
Dilutive effect of stock options	272,134	942,073
Diluted weighted average shares	29,096,727	29,766,666
Diluted income per share	$0.01	$0.01

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2018 and 2017, there were 862,668 and 502,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this quarterly report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions are intended to identify forward-looking statements.

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to change the composition of our revenues and effectively reduce operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to our operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general economic conditions, industry and market conditions, and growth rates;
•	the risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2018 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

We historically have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2018 and 2017, our largest customer accounted for approximately 39% and 50% of reported net sales, respectively. Our sales order backlog at June 30, 2018 was approximately $12.5 million compared with a backlog of $14.0 million at March 31, 2018.

For the three months ended June 30, 2018, our net sales and income before income taxes were $4.1 million and $0.2 million, respectively, compared with net sales and income before income taxes of $5.8 million and $0.7 million, respectively, for the three months ended June 30, 2017.  Our gross margin for the three months ended June 30, 2018 was 25.7% compared with gross margin of 29.9% in the three months ended June 30, 2017.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management's most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2018 Form 10-K, and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2018, except for revenue recognition as noted below.

We recognize revenue when control over a good or service is transferred to the customer. Accounting Standards Codification Topic 606, or ASC 606, sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

We recognize revenue over time based on the transfer of control of the promised goods or services to the customer, or at a point in time. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company and we have an enforceable right to payment for performance completed to date. Otherwise, control to promised goods or services transfers to customers at a point in time.

The majority of the Company’s contracts have a single performance obligation and provide title to, or grant a security interest in, work-in-process to the customer. In addition, these contracts contain enforceable rights to payment, allowing the Company to recover both its cost and a reasonable margin on performance completed to date. The combination of these factors indicates that the customer controls the asset (and revenue is recognized) as the asset is created or enhanced. The Company measures progress for performance obligations satisfied 1) over time using input methods (e.g., costs incurred, resources consumed, labor hours expended, time elapsed), or 2) at a point in time when units produced are delivered.

Under arrangements where the customer does not have title to, or a security interest in, the work-in-process, our evaluation of whether revenue should be recognized over time requires significant judgment about whether the asset has an alternative use and whether the entity has an enforceable right to payment for performance completed to date. When one or both of these factors is not present, the Company will recognize revenue at the point in time where control over the promised good or service transfers to the customer, which is typically once the customer has taken physical possession of the product the Company has built for the customer.

The Company and its customers occasionally enter into contract modifications, including change orders. We will account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications – as well as other changes in estimates of sales, costs, and profits on a performance obligation – are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the three months ended June 30, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2018.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price, may be due to a portion of the transaction price in being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

New Accounting Pronouncements

See Note 3 - New Accounting Standards to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

Key Performance Indicators

While we prepare our financial statements in accordance with U.S. GAAP, we also utilize and present certain financial measures that are not based on or included in U.S. GAAP. We refer to these as Non-GAAP financial measures.  Please see the section “EBITDA Non-GAAP financial measures” below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the most directly comparable U.S. GAAP financial measures.

Three Months Ended June 30, 2018 and 2017

The following table sets forth information from the Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Changes Year Ended June 30, 2018 to 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,098	100%	$5,830	100%	$(1,732)	(30)%
Cost of sales	3,046	74%	4,090	70%	(1,044)	(26)%
Gross profit	1,052	26%	1,740	30%	(688)	(40)%
Selling, general and administrative	730	18%	919	16%	(189)	(21)%
Income from operations	322	8%	821	14%	(499)	(61)%
Other income	2	-%	-	-%	2	-%
Interest expense	(95)	(2)%	(109)	(2)%	14	12%
Total other expense, net	(93)	(2)%	(109)	(2)%	16	15%
Income before income taxes	229	6%	712	12%	(483)	(68)%
Income tax expense	65	2%	287	5%	(222)	(77)%
Net income	$164	4%	$425	7%	$(261)	(61)%

Net Sales

Changes in net sales reflect a different product mix when comparing reporting periods as our customers gauge their demand for new components. For the three months ended June 30, 2018, net sales decreased by $1.7 million, or 30%, to $4.1 million, which includes an increase in recognized revenue of $2.5 million associated with the impact of the implementation of ASC Topic 606, when compared to $5.8 million for the three months ended June 30, 2017.  Net sales in our defense market decreased by $1.1 million in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The June 30, 2017 net sales were higher because revenue from a greater number of orders was recognized and because of favorable timing with customer delivery schedules in that prior year period. Net sales in our energy market decreased by $0.6 million when compared to the three months ended June 30, 2017, primarily on lower shipment volume of nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2018 decreased by $1.0 million, which is net of an increase of $1.6 million associated with the impact of implementation of ASC Topic 606, compared to the three months ended June 30, 2017, primarily due to lower volume and a change in product mix. Gross profit decreased by $0.7 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. Gross margin was 25.7% for the three months ended June 30, 2018, on a higher volume of low margin sales mix, compared with 29.9% for the three months ended June 30, 2017.

Selling, General and Administrative Expenses

Total SG&A expenses for the three months ended June 30, 2018 decreased by approximately $0.2 million due primarily to a decrease in accrued bonus, share-based compensation expense and outside advisory fees when compared to the three months ended June 30, 2017.

Other Expense, net

Interest expense and amortization of debt issue costs for the three months ended June 30, 2018 were lower when compared to the three months ended June 30, 2017, as we pay down our long-term debt on time. We reduced our overall interest rates on debt when we completed our debt refinancing transactions in fiscal 2017. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended June 30:

(dollars in thousands)	2018	2017	$ Change	% Change
Other income	$2,740	$91	$2,649	nm %
Interest expense	$(80,066)	$(89,238)	$(9,172)	(10)%
Amortization of debt issue costs	$(15,319)	$(19,544)	$(4,225)	(22)%

 nm- not meaningful

Income Taxes

For the three months ended June 30, 2018 we recorded tax expense of $65,029, compared to tax expense of $287,635 for the three months ended June 30, 2017. The lower tax expense for the three months ended June 30, 2018 was primarily the result of the lower U.S. federal statutory tax rate of 21% enacted under the Tax Cuts and Jobs Act, or 2017 Tax Act.

Net Income

As a result of the foregoing, for the three months ended June 30, 2018, our net income was $164,385, or $0.01 per share basic and fully diluted, compared with net income of $424,502, or $0.01 per share basic and fully diluted, for the three months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, we had working capital of $5.1 million as compared with working capital of $4.9 million at March 31, 2018. At June 30, 2018, we had cash and cash equivalents of $2.1 million. We used cash in operating activities of $0.3 million for the three months ended June 30, 2018 as project and production levels began returning to normal levels. In the first quarter of fiscal 2019, the Company successfully secured new contracts for select submarine components. This is compared to net cash provided by operating activities for the three months ended June 30, 2017 of $0.6 million, a quarter where net sales and net income were significantly higher. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	June 30, 2018	March 31, 2018	Change Amount
Cash and cash equivalents	$2,111	$2,689	$(578)
Working capital	$5,121	$4,942	$179
Total debt	$4,877	$5,064	$(187)
Total stockholders’ equity	$8,669	$8,012	$657

The following table summarizes our primary cash flow components for the periods presented:

(dollars in thousands)	June 30, 2018	June 30, 2017	Change Amount
Cash flows provided by (used in):
Operating activities	$(290)	$574	$(864)
Investing activities	$(102)	$(133)	$32
Financing activities	$(187)	$(175)	$(12)

At June 30, 2018 we were in compliance with all financial covenants contained in all of our debt agreements. We believe our available cash will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash used in operations for the three months ended June 30, 2018 was $0.3 million compared with cash provided by operations of $0.6 million for the three months ended June 30, 2017. The three month period ended June 30, 2018 was marked by an increase in customer project activity which resulted in more cash expended to ramp up production offset in part by cash collected from customer advances and progress payments. Favorable timing with customer delivery schedules in the prior year period resulted in higher amounts of cash generated for the three months ended June 30, 2017.

Investing activities

Net cash used in investing activities totaled $101,695 for the three months ended June 30, 2018. The Company will fund any further investments with cash or debt. For the three months ended June 30, 2017, net cash used in investing activities totaled $132,946, primarily made up of a $212,946 deposit for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment.

Financing activities

For the three months ended June 30, 2018 and 2017, net cash used in financing activities were $186,896 and $174,591, respectively. Each period consisted of monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net decrease in cash of $577,857 for the three months ended June 30, 2018 compared with an increase in cash of $266,058 for the three months ended June 31, 2017.

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the three months ended June 30, 2018, any off-balance sheet assets, liabilities or arrangements.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $164,385 for the three months ended June 30, 2018 as compared to $424,502 for the three months ended June 30, 2017. EBITDA, a non-GAAP financial measure, was $0.5 million for the three months ended June 30, 2018, as compared to $1.0 million for the three months ended June 30, 2017, a decrease of $0.5 million over the prior period.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in the condensed consolidated financial statements:

(dollars in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Change Amount
Net income	$164	$424	$(260)
Income tax expense	65	288	(223)
Interest expense (1)	95	109	(14)
Depreciation	186	172	14
EBITDA	$510	$993	$(483)

 (1) Includes amortization of debt issue costs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements in preparation for the adoption on April 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. Discovery is on-going. The Company received a notice from the court that it intends to hold a hearing on the plantiff’s motion for class certification on August 30, 2018. The pre-trial discovery phase will end on October 23, 2018. No trial date has been set.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.3	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
3.4	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
10.1	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 11, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Stockholders’ Equity at June 30, 2018 and March 31, 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

August 13, 2018	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)

