Form 10-Q
period 2018-09-30
TECHPRECISION CORP
filed 2018-11-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The number of shares outstanding of the registrant’s common stock as of November 7, 2018 was 28,824,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,401,238	$2,689,110
Accounts receivable, net	817,744	1,446,982
Contract assets	5,557,489	347,896
Inventories	2,119,496	2,088,485
Other current assets	430,616	450,540
Total current assets	10,326,583	7,023,013
Property, plant and equipment, net	5,058,536	5,202,448
Deferred income taxes	2,346,141	2,046,298
Other noncurrent assets, net	2,116	6,860
Total assets	$17,733,376	$14,278,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,031,438	$345,705
Accrued expenses	787,676	788,084
Contract liabilities	2,393,881	180,706
Current portion of long-term debt	791,920	766,354
Total current liabilities	5,004,915	2,080,849
Long-term debt, including capital leases	3,807,487	4,185,274
Commitments and contingent liabilities (see Note 16)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,824,593 shares issued and outstanding at September 30 and March 31, 2018	2,882	2,882
Additional paid in capital	8,658,513	8,561,995
Accumulated other comprehensive income	21,816	24,236
Retained earnings (accumulated deficit)	237,763	(576,617)
Total stockholders’ equity	8,920,974	8,012,496
Total liabilities and stockholders’ equity	$17,733,376	$14,278,619

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$3,621,185	$4,588,894	$7,720,008	$10,419,280
Cost of sales	2,526,085	3,155,893	5,572,384	7,245,692
Gross profit	1,095,100	1,433,001	2,147,624	3,173,588
Selling, general and administrative	751,037	720,341	1,481,502	1,640,100
Income from operations	344,063	712,660	666,122	1,533,488
Other income	4,275	1,456	7,015	1,547
Interest expense	(90,249)	(100,414)	(185,634)	(209,196)
Total other expense, net	(85,974)	(98,958)	(178,619)	(207,649)
Income before income taxes	258,089	613,702	487,503	1,325,839
Income tax expense	77,374	245,516	142,403	533,151
Net income	$180,715	$368,186	$345,100	$792,688
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(509)	$1,854	$(2,420)	$2,586
Other comprehensive income (loss), before tax	(509)	1,854	(2,420)	2,586
Income tax expense on other comprehensive income	--	746	--	1,042
Other comprehensive income (loss), net of tax	$(509)	$1,108	$(2,420)	$1,544
Comprehensive income	$180,206	$369,294	$342,680	$794,232
Net income per share basic	$0.01	$0.01	$0.01	$0.03
Net income per share diluted	$0.01	$0.01	$0.01	$0.03
Weighted average number of shares outstanding: Basic	28,824,593	28,824,593	28,824,593	28,824,593
Weighted average number of shares outstanding: Diluted	30,150,485	29,730,456	30,054,055	29,751,219

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three and Six Months ended September 30, 2018
	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Share based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Effect of adoption of ASC 606 (see Note 3)					19,647	19,647
Effect of Accounting Standards Update 2016-16 (see Note 3)					449,633	449,633
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180
Share based compensation			71,588			71,588
Net income					180,715	180,715
Foreign currency translation adjustment				(509)		(509)
Balance 9/30/2018	28,824,593	$2,882	$8,658,513	$21,816	$237,763	$8,920,974

	Three and Six Months ended September 30, 2017
	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2017	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321
Share based compensation			99,388			99,388
Net income					424,502	424,502
Foreign currency translation adjustment				436		436
Balance 6/30/2017	28,824,593	$2,882	$8,358,208	$19,764	$113,793	$8,494,647
Share based compensation			51,309			51,309
Net income					368,186	368,186
Foreign currency translation adjustment				1,108		1,108
Balance 9/30/2017	28,824,593	$2,882	$8,409,517	$20,872	$481,979	$8,915,250

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$345,100	$792,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	372,060	351,422
Amortization of debt issue costs	29,846	37,038
Stock based compensation expense	96,518	150,697
Change in contract loss provision	15,255	29,139
Deferred income taxes	142,403	507,376
Changes in operating assets and liabilities:
Accounts receivable	629,238	(305,150)
Inventories	(1,142,803)	(1,175,103)
Contract assets	(3,501,075)	--
Other current assets	19,924	(124,537)
Other noncurrent assets and liabilities	--	(9,678)
Accounts payable	685,733	15,010
Accrued expenses	121,343	88,319
Contract liabilities	1,503,079	184,742
Net cash (used in) provided by operating activities	(683,379)	541,963

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(228,148)	(808,386)
Deposit for fixed assets	--	(36,987)
Proceeds from sale of equipment	--	80,000
Net cash used in investing activities	(228,148)	(765,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(377,323)	(352,509)
Net cash used in financing activities	(377,323)	(352,509)
Effect of exchange rate on cash and cash equivalents	978	(611)
Net decrease in cash and cash equivalents	(1,287,872)	(576,530)
Cash and cash equivalents, beginning of period	2,689,110	3,066,156
Cash and cash equivalents, end of period	$1,401,238	$2,489,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$155,787	$185,415
Income taxes	$--	$30,000

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2018 and 2017, and the condensed consolidated statements of stockholders’ equity for the three and six months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

The Company recognizes revenue over time based on the transfer of control of the promised goods or services to the customer. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Otherwise, control to the promised goods or services transfers to customers at a point in time.

The majority of the Company’s contracts have a single performance obligation and provide title to, or grant a security interest in, work-in-process to the customer. In addition, these contracts contain enforceable rights to payment, allowing the Company to recover both its cost and a reasonable margin on performance completed to date. The combination of these factors indicates that the customer controls the asset and revenue is recognized as the asset is created or enhanced. The Company measures progress for performance obligations satisfied over time using input methods (e.g., costs incurred, resources consumed, labor hours expended, time elapsed).

Under arrangements where the customer does not have title to, or a security interest in, the work-in-process, our evaluation of whether revenue should be recognized over time requires significant judgment about whether the asset has an alternative use and whether the entity has an enforceable right to payment for performance completed to date. When one or both of these factors is not present, the Company will recognize revenue at the point in time where control over the promised good or service transfers to the customer, i.e. when the customer has taken physical possession of the product the Company has built for the customer.

The Company and its customers occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications – as well as other changes in estimates of sales, costs, and profits on a performance obligation – are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the six months ended September 30, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the six months ended September 30, 2018.

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

Accounts Receivable - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as receivables in the condensed consolidated balance sheets. The Company reports accounts receivable net of an allowance for doubtful accounts. There was no allowance for doubtful accounts recorded at September 30, 2018 and March 31, 2018.

Inventories – Work-in-process and raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

Contract Assets - Contract assets represent the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time, including retention amounts. Contract assets are transferred to accounts receivable when the right becomes unconditional.

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

In conformity with the new revenue guidelines, unbilled accounts receivable are classified as contract assets and advance payments and billings in excess of revenue are classified as contract liabilities as of September 30, 2018 and March 31, 2018.

The adoption of ASC 606 resulted in a cumulative increase to retained earnings of $19,647, net of $7,385 of tax expense, as of April 1, 2018, driven by changes in contract assets and liabilities. For the three and six months ended September 30, 2018, net sales increased by approximately $1.4 million and $3.8 million, respectively, due to the change in revenue recognition when compared to ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, risk of loss was tied to delivery. The new guidance has been applied to all incomplete contracts at the date of initial application. The following table compares the opening and closing balances for inventories, contract assets and contract liabilities:

	September 30, 2018	April 1, 2018
		As adjusted
Inventories	$2,119,496	$976,693
Contract assets	$5,557,489	$2,056,414
Contract liabilities	$2,393,881	$890,802

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

Condensed Consolidated Balance Sheet:	September 30, 2018
ASSETS	As reported	Adjustments	ASC 605
Contract assets	$5,557,489	$(5,557,489)	$--
Inventories	$2,119,496	$2,007,272	$4,126,768
Deferred tax assets	$2,346,141	$462,137	$2,808,278
LIABILITIES
Contract liabilities	$2,393,881	$(1,864,483)	$529,398
Accrued expenses	$787,676	$13,022	$800,698
SHAREHOLDERS’ EQUITY
Retained earnings	$237,763	$(1,236,618)	$(998,855)

Condensed Consolidated Statement of Operations:	Three months ended September 30, 2018
	As reported	Adjustments	ASC 605
Net sales	$3,621,185	$(1,381,990)	$2,239,195
Cost of sales	$2,526,085	$(624,601)	$1,901,484
Selling, general and administrative	$751,037	$(512)	$750,525
Income (loss) before income taxes	$258,089	$(756,875)	$(498,786)
Income tax provision (benefit)	$77,374	$(210,502)	$(133,128)
Net income (loss)	$180,715	$(546,374)	$(365,659)
Net income (loss) per share – basic	$0.01	$(0.02)	$(0.01)
Net income (loss) per share – diluted	$0.01	$(0.02)	$(0.01)

Condensed Consolidated Statement of Operations:	Six months ended September 30, 2018
	As reported	Adjustments	ASC 605
Net sales	$7,720,008	$(3,848,971)	$3,871,037
Cost of sales	$5,572,384	$(2,175,821)	$3,396,563
Selling, general and administrative	$1,481,502	$(1,426)	$1,480,076
Income (loss) before income taxes	$487,503	$(1,671,723)	$(1,184,220)
Income tax provision (benefit)	$142,403	$(454,752)	$(312,349)
Net income (loss)	$345,100	$(1,216,972)	$(871,872)
Net income (loss) per share – basic	$0.01	$(0.04)	$(0.03)
Net income (loss) per share – diluted	$0.01	$(0.04)	$(0.03)

Condensed Consolidated Statement of Cash Flows:	Six months ended September 30, 2018
	As reported	Adjustments	ASC 605
Net income	$345,100	$(1,216,972)	$(871,872)
Adjustments to reconcile net income to net cash used in operating activities:
Change in contract loss provision	$15,255	$34,509	$49,764
Deferred income taxes	$142,403	$(462,137)	$(319,734)
Changes in operating assets and liabilities:
Inventories	$(1,142,803)	$(2,007,272)	$(3,150,075)
Contract assets	$(3,501,075)	$5,557,489	$2,056,414
Accrued expenses	$121,343	$(41,134)	$80,209
Contract liabilities	$1,503,079	$(1,864,483)	$(361,404)

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

Issued Standards Not Yet Adopted

In July 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides entities with an additional and optional transition method to adopt the new leases standard. Under the new transition method, an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU 2018-11 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently evaluating the impact ASU 2018-11 will have on our financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating our adoption timing and the impact ASU 2018-07 will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently evaluating the impact ASU 2016-02 will have on our financial statements and disclosures.

NOTE 4 – REVENUE

The Company generates its revenues primarily from performance obligations completed under contracts with customers in three main market sectors: defense, energy and precision industrial. The period over which the Company performs is generally less than one year. The Company generally invoices and receives related payments based upon performance progress not less frequently than monthly.

Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an inputs methodology based on estimated labor hours to measure performance progress. This model best depicts the transfer of control to the customer.

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended September 30, 2018	$3,309,336	$166,861	$144,988	$3,621,185
Six months ended September 30, 2018	$7,118,423	$428,291	$173,294	$7,720,008
Net Sales by contract type	Over-time	Point-in-time		Totals
Three months ended September 30, 2018	$3,389,209	$231,976		$3,621,185
Six months ended September 30, 2018	$7,228,136	$491,872		$7,720,008

As of September 30, 2018, the Company had $12.1 million of remaining performance obligations, of which $10.1 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue before the end of fiscal year 2020.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the periods ended:

	Three months ended September 30, 2018			Three months ended September 30, 2017				Six months ended September 30, 2018			Six months ended September 30, 2017
Customer	Amount		Percent	Amount		Percent		Amount		Percent	Amount	Percent
A		$1,516,399	42%		$2,061,276	45%			$3,109,839	40%	$4,950,432	48%
B		$585,873	16%	$	*	*	%		$1,601,021	21%	*	* %
C		$619,094	17%		$746,877	16%			$993,048	13%	$2,330,088	22%
D	$	*	* %	$	*	*	%	$	*	* %	$1,079,832	10%

NOTE 5 – CONTRACT ASSETS and CONTRACT LIABILITIES

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

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in the condensed consolidated balance sheets as a component of current assets. The $3.5 million increase in contract assets from April 1, 2018 to September 30, 2018 is due primarily to the Company’s change in accounting policy (see Note 2) and transition from a units-of-delivery revenue recognition policy to a model that recognizes revenue over time as asset ownership is transferred to the customer. Our contract liabilities increased by $1.5 million primarily due to an increase in customer deposits and milestone payments in connection with new projects started since March 31, 2018.

NOTE 6 – INVENTORIES

	September 30, 2018	March 31, 2018
Raw materials	$647,213	$202,737
Work-in-process	1,472,283	1,885,748
Totals	$2,119,496	$2,088,485

NOTE 7 - OTHER CURRENT ASSETS

	September 30, 2018	March 31, 2018
Payments advanced to suppliers	$84,839	$82,520
Prepaid insurance	190,769	211,823
Prepaid subscriptions	41,843	38,836
Prepaid taxes	62,792	59,792
Employee advances	30,787	26,869
Other	19,586	30,700
Total	$430,616	$450,540

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2018	March 31, 2018
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	10,159,400	10,058,797
Construction in progress	151,808	24,263
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,728,605	13,500,457
Less: accumulated depreciation	(8,670,069)	(8,298,009)
Total property, plant and equipment, net	$5,058,536	$5,202,448

Depreciation expense, which includes amortization of equipment under capital leases, for the three and six months ended September 30, 2018 and 2017 was $186,475 and $372,060, and $179,808 and $351,422, respectively.

Capitalized leases included in property, plant and equipment were $54,376 at both September 30, 2018 and March 31, 2018. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $19,032 and $13,594 at September 30, 2018 and March 31, 2018, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the periods ended September 30, 2018 and March 31, 2018 was $2,312 and $14,791, respectively.

NOTE 9 - OTHER NONCURRENT ASSETS

	September 30, 2018	March 31, 2018
Deferred financing costs	$2,116	$6,860

NOTE 10 - ACCRUED EXPENSES

	September 30, 2018	March 31, 2018
Accrued compensation	$512,184	$383,060
Accrued professional fees	171,725	152,501
Provision for contract losses	18,812	200,897
Accrued project costs	39,075	--
Other	45,880	51,626
Total	$787,676	$788,084

NOTE 11 - DEBT

	September 30, 2018	March 31, 2018
Berkshire Term Loan due December 2021	$2,702,243	$2,745,181
People’s Equipment Loan Facility due April 2021	1,945,566	2,271,109
Obligations under capital leases	38,571	47,413
Total debt	$4,686,380	$5,063,703
Less: debt issue costs unamortized	$86,973	$112,075
Total debt, net	$4,599,407	$4,951,628
Less: Current portion of long-term debt	$791,920	$766,354
Total long-term debt, net	$3,807,487	$4,185,274

Berkshire Bank Loan Facility

On December 21, 2016, pursuant to the Loan Agreement dated December 20, 2016, or the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  On January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021. Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears.  The Revolver Loan will mature on December 21, 2018.  Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. There were no amounts outstanding under the Revolver Loan at September 30, 2018 or March 31, 2018. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The leverage ratio was 0.78 to 1.00 at March 31, 2018. Also, Ranor’s annual capital expenditures cannot exceed $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

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

At September 30, 2018, the Company failed to maintain the required DSCR as defined in the Berkshire Loan Agreement. On November 2, 2018, the Company executed an instrument with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at September 30, 2018. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods.

Unamortized debt issue costs under the Berkshire Loans at September 30, 2018 and March 31, 2018 were $39,430 and $45,936, respectively.

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s Capital and Leasing Corp., or People’s.  The MLSA was dated and effective as of March 31, 2016. Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest, at a fixed rate of 7.90% per annum.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR is measured at the end of each fiscal year of the Company. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods.

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

Unamortized debt issue costs under the loans with People’s at September 30, 2018 and March 31, 2018 were $47,543 and $66,139, respectively.

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

NOTE 12 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $142,403 and $533,151 for the six months ended September 30, 2018 and 2017, respectively.

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the six months ended September 30, 2018 was 29.2%. The lower effective tax rate for the six months ended September 30, 2018, was primarily attributable to a reduction in our federal corporate income tax rate from 34% to 21%, enacted under the Tax Cuts and Jobs Act of 2017, or the Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act are incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the six months ended September 30, 2018, we did not recognize any changes to the provisional amounts recorded in our March 31, 2018 Annual Report on Form 10-K in connection with the 2017 Tax Act. We expect to finalize our analysis within the measurement period in accordance with SAB 118 after completing a review of additional guidance issued by the Internal Revenue Service and tax accounting estimates made at March 31, 2018.

The valuation allowance on deferred tax assets at September 30, 2018 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 13 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $40,825 and $40,850 for the six months ended September 30, 2018 and 2017, respectively.

NOTE 14 – STOCK BASED COMPENSATION

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

On July 11, 2018, we granted stock options to our CEO and CFO to collectively purchase 150,000 shares of common stock at an exercise price of $0.80 per share. The options vested immediately on the grant date. The aggregate fair value of the stock options expensed during the three months ended September 30, 2018 was $46,658.

At September 30, 2018, there were 1,457,332 shares available for grant under the 2016 Plan. The following table summarizes information and option activity for the six months ended September 30, 2018:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800	--	--
Canceled	(2,000)	$1.960	--	--
Outstanding at 9/30/2018	3,542,668	$0.432	$1,405,417	6.45
Vested or expected to vest at 9/30/2018	3,542,668	$0.432	$1,405,417	6.45
Exercisable and vested at 9/30/2018	3,542,668	$0.432	$1,405,417	6.45

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s common stock.

The total fair value of shares vested during the period was $96,518. The following table summarizes the status of our stock options outstanding but not vested for the six months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding but not vested at 3/31/2018	100,000	$0.60
Granted	150,000	$0.80
Vested	(250,000)	$0.72
Outstanding but not vested at 9/30/2018	--	$--

Other information relating to stock options outstanding at September, 30, 2018 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,371,668	6.98	$0.37	3,371,668	$0.37
$1.01-$1.96	171,000	2.10	$1.58	171,000	$1.58
Totals	3,542,668			3,542,668

NOTE 15 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At September 30, 2018, there were accounts receivable balances outstanding from one customer comprising 34% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2018			March 31, 2018
Customer	Amount		Percent	Amount	Percent
A		$279,650	34%	*	*	%
B		$147,737	18%	$432,084	30%
C		$116,899	14%	$394,454	27%
D	$	*	* %	263,098	18%
E		$99,252	12%	*	*	%
F		$86,568	11%	*	*	%

*less than 10% of total

NOTE 16 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2018 for future executive salaries during the next twelve months was approximately $0.5 million. The aggregate commitment for the remainder of our employees at September 30, 2018 was approximately $0.3 million for accrued payroll, vacation and holiday pay.

NOTE 17 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Six months ended September 30, 2018	Six months ended September 30, 2017
Basic EPS:
Net Income	$180,715	$368,186	$345,100	$792,688
Weighted average shares	28,824,593	28,824,593	28,824,593	28,824,593
Basic Income per share	$0.01	$0.01	$0.01	$0.03
Diluted EPS:
Net Income	$180,715	$368,186	$345,100	$792,688
Dilutive effect of stock options	1,325,892	905,863	1,229,462	926,626
Diluted weighted average shares	30,150,485	29,730,456	30,054,055	29,751,219
Diluted Income per share	$0.01	$0.01	$0.01	$0.03

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended September 30, 2018 and 2017, there were 642,668 and 742,668, and 596,668 and 496,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

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

We historically have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2018 and 2017, our largest customer accounted for approximately 40% and 48% of reported net sales, respectively. Our sales order backlog at September 30, 2018 was approximately $12.1 million compared with a backlog of $14.0 million at March 31, 2018.

For the six months ended September 30, 2018, our net sales and income before income taxes were $7.7 million and $0.5 million, respectively, compared with net sales and income before income taxes of $10.4 million and $1.3 million, respectively, for the six months ended September 30, 2017.  Our gross margin for the six months ended September 30, 2018 was 27.8% compared with gross margin of 30.5% in the six months ended September 30, 2017.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2018 Form 10-K, and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the six months ended September 30, 2018, except for revenue recognition as noted below.

Accounting Standards Codification Topic 606, or ASC 606, sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

We recognize revenue over time based on the transfer of control of the promised goods or services to the customer, or at a point in time. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company and we have an enforceable right to payment for performance completed to date. Otherwise, control to the promised goods or services transfers to customers at a point in time.

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

Under arrangements where the customer does not have title to, or a security interest in, the work-in-process, our evaluation of whether revenue should be recognized over time requires significant judgment about whether the asset has an alternative use and whether the entity has an enforceable right to payment for performance completed to date. When one or both of these factors is not present, the Company will recognize revenue at the point in time where control over the promised good or service transfers to the customer, i.e. when the customer has taken physical possession of the product the Company built for the customer.

The Company and its customers occasionally enter into contract modifications, including change orders. We may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications – as well as other changes in estimates of sales, costs, and profits on a performance obligation – are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the six months ended September 30, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2018.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price may be due to a portion of the transaction price in being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

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

Three Months Ended September 30, 2018 and 2017

The following table sets forth information from the Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Changes Period Ended September 30, 2018 to 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,621	100%	$4,589	100%	$(968)	(21)%
Cost of sales	2,526	70%	3,156	69%	(630)	(20)%
Gross profit	1,095	30%	1,433	31%	(338)	(24)%
Selling, general and administrative	751	21%	720	16%	31	4%
Income from operations	344	9%	713	15%	(369)	(52)%
Other income	4	-%	1	-%	3	nm %
Interest expense	(90)	(2)%	(100)	(2)%	10	10%
Total other expense, net	(86)	(2)%	(99)	(2)%	13	13%
Income before income taxes	258	7%	614	13%	(356)	(58)%
Income tax expense	77	2%	246	5%	(169)	(69)%
Net income	$181	5%	$368	8%	$(187)	(51)%

 nm- not meaningful

Net Sales

Changes in net sales generally reflect a different product mix when comparing reporting periods. Net sales for the three months ended September 30, 2018 decreased when compared to the three months ended September 30, 2017 on a slower order flow as our customers gauge demand for new components. The slower order flow in fiscal 2018 and shift in production to products with increased cycle times resulted in lower revenue during the second quarter.

For the three months ended September 30, 2018, net sales decreased by $1.0 million, or 21%, to $3.6 million, when compared to $4.6 million for the three months ended September 30, 2017.  The second quarter of fiscal year 2019 included $1.4 million of revenue related to the adoption of ASC 606. Net sales in our defense market decreased by $0.5 million in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. Net sales in our energy market decreased by $0.5 million when compared to the three months ended September 30, 2017, primarily on lower demand for nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. The Company began to reach targeted levels of production during the quarter as gross margin improved to 30.2% for the three months ended September 30, 2018. The increased manufacturing activity has resulted in lower unabsorbed overhead. Our cost of sales for the three months ended September 30, 2018 was $2.5 million, which includes $0.6 million associated with the adoption of ASC 606, compared to $3.2 million for the three months ended September 30, 2017. Gross profit was $1.1 million for the three months ended September 30, 2018 a $0.3 million decrease when compared to $1.4 million in the three months ended September 30, 2017.

Selling, General and Administrative Expenses

Total selling, general, and administrative expenses, or SG&A, for the three months ended September 30, 2018 increased by $30,696, or 4%, when compared with the three months ended September 30, 2017 primarily due to an increase in share-based compensation expense in connection with executive stock option grants.

Other Expense, net

We reduced our overall interest rates on debt when we refinanced our debt in fiscal 2017. As a result, interest expense was lower during the three months ended September 30, 2018 when compared to the same period in the prior year and will continue to decrease as we amortize debt principal. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended September 30:

	2018	2017	$ Change	% Change
Other income	$4,275	$1,456	$2,819	nm %
Interest expense	$(75,634)	$(82,920)	$7,286	(9)%
Amortization of debt issue costs	$(14,615)	$(17,494)	$2,879	(16)%

 nm- not meaningful

Income Taxes

For the three months ended September 30, 2018 we recorded tax expense of $77,374, compared to tax expense of $245,516 for the three months ended September 30, 2017. The lower tax expense for the three months ended September 30, 2018 was primarily the result of the lower earnings before income taxes and a lower federal statutory tax rate of 21% enacted under the Tax Cuts and Jobs Act, or the 2017 Tax Act, in December 2017. The federal statutory tax rate was 34% on higher earnings before income taxes in the same quarter of the prior year.

Net Income

As a result of the foregoing, for the three months ended September 30, 2018, our net income was $180,715, or $0.01 per share basic and fully diluted, compared with net income of $368,186, or $0.01 per share basic and fully diluted, for the three months ended September 30, 2017.

Six Months Ended September 30, 2018 and 2017

The following table sets forth information from the Condensed Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017		Changes Period Ended September 30, 2018 to 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,720	100%	$10,419	100%	$(2,699)	(26)%
Cost of sales	5,572	72%	7,246	69%	(1,674)	(23)%
Gross profit	2,148	28%	3,173	31%	(1,025)	(32)%
Selling, general and administrative	1,482	19%	1,640	16%	(158)	(10)%
Income from operations	666	9%	1,533	15%	(867)	(57)%
Other income	7	-%	2	-%	5	nm %
Interest expense	(186)	(2)%	(209)	(2)%	23	11%
Total other expense, net	(179)	(2)%	(207)	(2)%	28	14%
Income before income taxes	487	6%	1,326	13%	(839)	(63)%
Income tax expense	142	2%	533	5%	(391)	(73)%
Net income	$345	4%	$793	8%	$(448)	(56)%

  nm- not meaningful

Net Sales

Generally, increases and decreases in net sales reflect changes in product mix. Net sales for the six months ended September 30, 2018 decreased when compared to the six months ended September 30, 2017 on a slower order flow as our customers gauge demand for new components. The slower order flow in the prior fiscal year and shift in production to products with increased cycle times resulted in lower revenue during the first six months of fiscal 2019.

For the six months ended September 30, 2018, net sales decreased by $2.7 million, or 26%, to $7.7 million, which includes revenue of $3.8 million associated with the adoption ASC 606, when compared to $10.4 million for the six months ended September 30, 2017.  Net sales in our defense market decreased by $1.6 million for the six months ended September 30, 2018 when compared to the six months ended September 30, 2017. Net sales to energy markets decreased by $1.1 million when compared to the six months ended September 30, 2017, primarily on lower demand for nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Gross margin was 27.8% for the six months ended September 30, 2018 as the Company returned to targeted levels of production. Our cost of sales for the six months ended September 30, 2018 was $5.6 million, which includes $2.2 million associated with the impact of ASC 606, compared to $7.2 million for the six months ended September 30, 2017. The decrease of $1.7 million when compared to the same period in the prior year is due primarily to lower revenue volume as the Company started up new project activity. Gross profit was $2.1 million for the six months ended September 30, 2018 or $1.0 million lower when compared to $3.2 million for the six months ended September 30, 2017.

Selling, General and Administrative Expenses

Total SG&A expenses for the six months ended September 30, 2018 decreased by approximately $0.2 million due primarily to a decrease in accrued bonus, share-based compensation expense and outside advisory fees when compared to the six months ended September 30, 2017.

Other Expense, net

We reduced our overall interest rates on debt when we refinanced our debt in fiscal 2017. As a result, interest expense was lower for the six months ended September 30, 2018 compared to the same period in the prior year and will continue to decrease as we amortize debt principal. The following table reflects other income, interest expense and amortization of debt issue costs for the six months ended September 30:

	2018	2017	$ Change	% Change
Other income	$7,015	$1,547	$5,468	nm %
Interest expense	$(155,787)	$(172,158)	$16,371	(10)%
Amortization of debt issue costs	$(29,847)	$(37,038)	$7,191	(19)%

 nm- not meaningful

Income Taxes

For the six months ended September 30, 2018 we recorded tax expense of $142,403, compared to tax expense of $533,151 for the six months ended September 30, 2017. The lower tax expense for the three months ended September 30, 2018 was primarily the result of the lower earnings before income taxes and a lower federal statutory tax rate of 21% enacted under the 2017 Tax Act. The federal statutory tax rate was 34% on higher earnings before income taxes in the same quarter of the prior year.

Net Income

As a result of the foregoing, for the six months ended September 30, 2018, our net income was $345,100, or $0.01 per share basic and fully diluted, compared with net income of $792,688, or $0.03 per share basic and fully diluted, for the six months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, we had working capital of $5.3 million as compared with working capital of $4.9 million at March 31, 2018. At September 30, 2018, we had cash and cash equivalents of $1.4 million. Cash used in operating activities was $0.7 million for the six months ended September 30, 2018 as project and production levels returned to normal levels. This is compared to net cash provided by operating activities for the six months ended September 30, 2017 of $0.5 million, a period where product shipments and net income was higher. The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	September 30, 2018	March 31, 2018	Change Amount
Cash and cash equivalents	$1,401	$2,689	$(1,288)
Working capital	$5,322	$4,942	$380
Total debt	$4,686	$5,064	$(378)
Total stockholders’ equity	$8,921	$8,012	$909

The following table summarizes our primary cash flow components for the periods presented:

(dollars in thousands)	September 30, 2018	September 30, 2017	Change Amount
Cash flows provided by (used in):
Operating activities	$(683)	$542	$(1,225)
Investing activities	$(228)	$(765)	$537
Financing activities	$(377)	$(353)	$(34)

At September 30, 2018, the Company failed to maintain the required DSCR as defined in the Berkshire Loan Agreement, our principal credit facility. On November 2, 2018, the Company executed an instrument with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at September 30, 2018. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. We believe our available cash plus cash provided by operations will be sufficient to fund operating activities, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash used in operations for the six months ended September 30, 2018 was $0.7 million compared with cash provided by operations of $0.5 million for the six months ended September 30, 2017. The six month period ended September 30, 2018 was marked by an increase in customer project activity which resulted in more cash used to ramp up new projects offset in part by cash collected from customer advances and progress payments. We expect that these new projects will increase the amount of cash we generate from operating activities in the next few fiscal quarters. Favorable timing with customer delivery schedules in the prior year period resulted in higher amounts of cash generated for the six months ended September 30, 2017.

Investing activities

Net cash used to purchase and build new equipment totaled $0.2 million for the six months ended September 30, 2018. For the six months ended September 30, 2017, net cash used for new factory machinery and equipment totaled $0.8 million, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment. The Company expects to fund any further investments in machinery and equipment with cash or debt.

Financing activities

For the six months ended September 30, 2018 and 2017, net cash used in financing activities were $0.4 million and $0.4 million, respectively. Each period consisted of monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net decrease in cash of $1.3 million for the six months ended September 30, 2018 compared with a decrease in cash of $0.6 million for the six months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not currently have, and have not had at September 30, 2018, any off-balance sheet assets, liabilities or arrangements.

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

Net income was $180,715 for the three months ended September 30, 2018 compared with $368,186 for the three months ended September 30, 2017. EBITDA, a non-GAAP financial measure, was $0.5 million for the three months ended September 30, 2018, compared with $0.9 million for the three months ended September 30, 2017, a decrease of $0.4 million over the prior period.

Net income was $345,100 for the six months ended September 30, 2018 compared with $792,688 for the six months ended September 30, 2017. EBITDA, a non-GAAP financial measure, was $1.0 million for the six months ended September 30, 2018, compared with $1.8 million for the six months ended September 30, 2017, a decrease of $0.8 million over the prior period.

The following tables provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in the condensed consolidated financial statements:

	Three months ended September 30,			Six months ended September 30,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Net income	$181	$368	$(187)	$345	$793	$(448)
Income tax expense	$77	$246	$(169)	$142	$533	$(391)
Interest expense (a)	$90	$100	$(10)	$186	$209	$(23)
Depreciation	$186	$180	$6	$372	$351	$21
EBITDA	$534	$894	$(360)	$1,045	$1,886	$(841)

(a) includes amortization of debt issue costs

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements in preparation for the adoption of such new standard on April 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and certain former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy.

On August 30, 2018, a class certification hearing was conducted where the Plantiffs’ motion for class certification was granted without opposition.

On October 23, 2018, the pre-trial discovery phase ended, but the parties have requested a 6-month extension. The court has not yet acted on that request. No trial date has been set.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.3	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
3.4	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

November 13, 2018	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)