Form 10-Q
period 2018-12-31
TECHPRECISION CORP
filed 2019-02-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2019 was 28,949,593.

PART I.

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,837,925	$2,689,110
Accounts receivable, net	147,788	1,446,982
Contract assets	7,968,711	347,896
Inventories	1,980,838	2,088,485
Other current assets	464,714	450,540
Total current assets	12,399,976	7,023,013
Property, plant and equipment, net	5,046,757	5,202,448
Deferred income taxes	2,311,440	2,046,298
Other noncurrent assets, net	7,138	6,860
Total assets	$19,765,311	$14,278,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625,598	$345,705
Accrued expenses	878,112	788,084
Contract liabilities	4,693,889	180,706
Current portion of long-term debt	807,059	766,354
Total current liabilities	7,004,658	2,080,849
Long-term debt, including capital leases	3,611,430	4,185,274
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 28,949,593 shares issued and outstanding at December 31, 2018, and 28,824,593 shares issued and outstanding at March 31, 2018	2,895	2,882
Additional paid in capital	8,668,709	8,561,995
Accumulated other comprehensive income	21,834	24,236
Retained earnings (accumulated deficit)	455,785	(576,617)
Total stockholders’ equity	9,149,223	8,012,496
Total liabilities and stockholders’ equity	$19,765,311	$14,278,619

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$4,270,396	$3,642,294	$11,990,404	$14,061,574
Cost of sales	3,299,166	3,219,543	8,871,550	10,465,235
Gross profit	971,230	422,751	3,118,854	3,596,339
Selling, general and administrative	631,783	596,271	2,113,285	2,236,371
Income (loss) from operations	339,447	(173,520)	1,005,569	1,359,968
Other income	1,590	86	8,605	1,633
Interest expense	(88,314)	(104,861)	(273,948)	(314,057)
Total other expense	(86,724)	(104,775)	(265,343)	(312,424)
Income (loss) before income taxes	252,723	(278,295)	740,226	1,047,544
Income tax expense	34,701	413,096	177,104	946,247
Net income (loss)	$218,022	$(691,391)	$563,122	$101,297
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$18	$601	$(2,402)	$3,187
Other comprehensive income (loss), before tax	18	601	(2,402)	3,187
Income tax expense (benefit) on other comprehensive income (loss)	—	(36)	—	1,006
Other comprehensive income (loss), net of tax	$18	$637	$(2,402)	$2,181
Comprehensive income (loss)	$218,040	$(690,754)	$560,720	$103,478
Net income (loss) per share basic	$0.01	$(0.02)	$0.02	$0.00
Net income (loss) per share diluted	$0.01	$(0.02)	$0.02	$0.00
Weighted average number of shares outstanding:
Basic	28,858,560	28,824,593	28,835,957	28,824,593
Diluted	30,427,218	28,824,593	30,158,509	29,564,841

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three and Nine Months ended December 31, 2018
	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Share based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Effect of adoption of ASC 606 (see Note 3)					19,647	19,647
Effect of Accounting Standards Update 2016-16 (see Note 3)					449,633	449,633
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180
Share based compensation			71,588			71,588
Net income					180,715	180,715
Foreign currency translation adjustment				(509)		(509)
Balance 9/30/2018	28,824,593	$2,882	$8,658,513	$21,816	$237,763	$8,920,974
Shares issued under long-term incentive plan	125,000	13	122,487			122,500
Non-vested restricted stock			(112,291)			(112,291)
Net income					218,022	218,022
Foreign currency translation adjustment				18		18
Balance 12/31/2018	28,949,593	$2,895	$8,668,709	$21,834	$455,785	$9,149,223

	Three and Nine Months ended December 31, 2017
	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2017	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321
Share based compensation			99,388			99,388
Net income					424,502	424,502
Foreign currency translation adjustment				436		436
Balance 6/30/2017	28,824,593	$2,882	$8,358,208	$19,764	$113,793	$8,494,647
Share based compensation			51,309			51,309
Net income					368,186	368,186
Foreign currency translation adjustment				1,108		1,108
Balance 9/30/2017	28,824,593	$2,882	$8,409,517	$20,872	$481,979	$8,915,250
Share based compensation			76,238			76,238
Net loss					(691,391)	(691,391)
Foreign currency translation adjustment				637		637
Balance 12/31/2017	28,824,593	$2,882	$8,485,755	$21,509	$(209,412)	$8,300,734

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$563,122	$101,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	558,571	523,640
Amortization of debt issue costs	43,638	53,964
Stock-based compensation expense	106,727	226,935
Change in contract loss provision	24,541	(43,815)
Deferred income taxes	177,104	904,243
Changes in operating assets and liabilities:
Accounts receivable	1,299,194	261,084
Inventories	(1,004,145)	(385,013)
Contract assets	(5,912,297)	(65,500)
Other current assets	(14,174)	(87,682)
Other noncurrent assets and liabilities	(7,245)	(14,516)
Accounts payable	279,893	(106,273)
Accrued expenses	202,860	(28,712)
Contract liabilities	3,803,087	(66,121)
Net cash provided by operating activities	120,876	1,273,531
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(402,880)	(914,648)
Proceeds from sale of equipment	—	80,000
Net cash used in investing activities	(402,880)	(834,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(569,809)	(533,297)
Net cash used in financing activities	(569,809)	(533,297)
Effect of exchange rate on cash and cash equivalents	628	(713)
Net decrease in cash and cash equivalents	(851,185)	(95,127)
Cash and cash equivalents, beginning of period	2,689,110	3,066,156
Cash and cash equivalents, end of period	$1,837,925	$2,971,029
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest expense	$230,310	$275,216
Income taxes	$—	$30,000

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2018 and 2017, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended December 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Revenue Recognition - Effective April 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and related amendments. Prior to April 1, 2018, the Company recognized revenue in accordance with Accounting Standards Codification (ASC) Topic 605 - Revenue Recognition, or ASC 605, utilizing the units of delivery measure of the percentage-of-completion method of accounting. For additional information on the new standard and the impact on our results of operations, refer to Note 3: Accounting Standards Updates.

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

The majority of the Company’s contracts have a single performance obligation and provide title to, or grant a security interest in, work-in-process to the customer. In addition, these contracts contain enforceable rights to payment, allowing the Company to recover both its cost and a reasonable margin on performance completed to date. The combination of these factors indicates that the customer controls the asset and revenue is recognized as the asset is created or enhanced. The Company measures progress for performance obligations satisfied over time using input methods (e.g., costs incurred, resources consumed, labor hours expended, and time elapsed).

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

The Company and its customers occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the nine months ended December 31, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the nine months ended December 31, 2018.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using an expected value or most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price, may be due to a portion of the transaction price being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Shipping and handling fees and costs incurred in connection with products sold under ASC 606 are recorded in cost of sales in the condensed consolidated statements of operations, and are not considered a performance obligation to our customers.

Contract Estimates - In estimating contract costs, the Company takes into consideration a number of assumptions and estimates regarding risks related to technical requirements and scheduling. Management performs periodic reviews of the contracts to evaluate the underlying risks. Profit margin on any given project could increase if the Company is able to mitigate and retire such risks. Conversely, if the Company is not able to properly manage these risks, cost estimates may increase, resulting in a lower profit margin, or potentially, contract losses.

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

Accounts Receivable - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as receivables in the condensed consolidated balance sheets. The Company reports accounts receivable net of an allowance for doubtful accounts. There was no allowance for doubtful accounts recorded at December 31, 2018 and March 31, 2018.

Inventories - Work-in-process and raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

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

With the adoption of ASC 606 the Company changed its revenue recognition model to reflect recognition of revenue. Revenue is now be recognized at a point in time, or over time using an inputs based methodology that recognizes revenue on cost incurred and labor hours expended, which is different than the units-of-delivery methodology previously utilized under ASC 605. The Company also modified and expanded its disclosures as they relate to revenues and contract balances under ASC 606.

In conformity with the new revenue guidelines, unbilled accounts receivable are classified as contract assets and advance payments and billings in excess of revenue are classified as contract liabilities as of December 31, 2018 and March 31, 2018.

The adoption of ASC 606 resulted in a cumulative increase to retained earnings of $19,647, net of $7,385 of tax expense, as of April 1, 2018, driven by changes in contract assets and liabilities. For the three and nine months ended December 31, 2018, we recorded additional revenue of $2.4 million and $6.3 million, respectively, due to the change in revenue recognition when compared to ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, risk of loss was tied to delivery. The new guidance has been applied to all incomplete contracts at the date of initial application. The following table compares the opening and closing balances for inventories, contract assets and contract liabilities:

	December 31, 2018	April 1, 2018
		As adjusted
Inventories	$1,980,838	$976,693
Contract assets	$7,968,711	$2,056,414
Contract liabilities	$4,693,889	$890,802

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

Condensed Consolidated Balance Sheet:	December 31, 2018
	As reported	Adjustments	ASC 605
ASSETS
Contract assets	$7,968,711	$(7,968,711)	$—
Inventories	$1,980,838	$1,855,219	$3,836,057
Deferred tax assets	$2,311,440	$621,462	$2,932,902
LIABILITIES
Contract liabilities	$4,693,889	$(3,787,769)	$906,120
Accrued expenses	$878,112	$(56,266)	$821,846
SHAREHOLDERS’ EQUITY
Retained earnings	$455,785	$(1,628,348)	$(1,172,563)

Condensed Consolidated Statement of Operations:	Three months ended December 31, 2018
	As reported	Adjustments	ASC 605
Net sales	$4,270,396	$(2,411,222)	$1,859,174
Cost of sales	$3,299,166	$(1,839,628)	$1,459,538
Selling, general and administrative	$631,783	$(893)	$630,890
Income (loss) before income taxes	$252,723	$(570,701)	$(317,978)
Income tax provision (benefit)	$34,701	$(159,325)	$(124,624)
Net income (loss)	$218,022	$(411,376)	$(193,354)
Net income (loss) per share – basic	$0.01	$(0.02)	$(0.01)
Net income (loss) per share – diluted	$0.01	$(0.02)	$(0.01)

Condensed Consolidated Statement of Operations:	Nine months ended December 31, 2018
	As reported	Adjustments	ASC 605
Net sales	$11,990,404	$(6,260,193)	$5,730,211
Cost of sales	$8,871,550	$(4,015,449)	$4,856,101
Selling, general and administrative	$2,113,285	$(2,320)	$2,110,965
Income (loss) before income taxes	$740,226	$(2,242,425)	$(1,502,199)
Income tax provision (benefit)	$177,104	$(614,077)	$(436,973)
Net income (loss)	$563,122	$(1,628,348)	$(1,065,226)
Net income (loss) per share - basic	$0.02	$(0.04)	$(0.02)
Net income (loss) per share - diluted	$0.02	$(0.04)	$(0.02)

Condensed Consolidated Statement of Cash Flows:	Nine months ended December 31, 2018
	As reported	Adjustments	ASC 605
Net income	$563,122	$(1,628,348)	$(1,065,226)
Change in contract loss provision	$24,541	$35,915	$60,456
Deferred income taxes	$177,104	$(614,077)	$(436,973)
Changes in operating assets and liabilities:
Inventories	$(1,004,145)	$(1,855,219)	$(2,859,364)
Contract assets	$(5,912,297)	$7,968,711	$2,056,414
Accrued expenses	$202,860	$(111,828)	$91,033
Contract liabilities	$3,803,087	$(3,787,769)	$15,318

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact that ASU 2018-07 will have on our financial statements and disclosures.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended December 31, 2018	$3,890,782	$371,864	$7,750	$4,270,396
Nine months ended December 31, 2018	$11,009,204	$798,356	$182,844	$11,990,404

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2018	$4,086,713	$183,683	$4,270,396
Nine months ended December 31, 2018	$11,314,849	$675,555	$11,990,404

As of December 31, 2018, the Company had $14.1 million of remaining performance obligations, of which $11.1 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue before the end of fiscal year 2020.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the periods ended:

	Three months ended December 31, 2018			Three months ended December 31, 2017			Nine months ended December 31, 2018			Nine months ended December 31, 2017
Customer	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
A		$1,183,208	28%	$	*	* %		$4,293,047	36%		$5,284,925	38%
B		$1,008,263	24%		$775,042	21%		$2,609,284	22%	$	*	*	%
C		$1,124,294	26%		$704,215	19%		$2,117,342	18%		$3,034,304	22%
D	$	*	* %		$638,843	18%	$	*	* %	$	*	*	%
E	$	*	* %		$576,487	16%	$	*	* %	$	*	*	%

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

Revenue recognized over time gives rise to contract assets, which represent revenue recognized but unbilled.  Contract assets are included in the condensed consolidated balance sheets as a component of current assets. The $5.9 million increase in contract assets from April 1, 2018 to December 31, 2018 is due primarily to the Company’s change in accounting policy (see Note 2) and transition from a units-of-delivery revenue recognition policy to a model that recognizes revenue over time as asset ownership is transferred to the customer. Our contract liabilities increased by $3.8 million primarily due to an increase in customer deposits and milestone payments in connection with new projects started since March 31, 2018.

NOTE 6 - INVENTORIES

	December 31, 2018	March 31, 2018
Raw materials	$618,616	$202,737
Work-in-process	1,362,222	1,885,748
Totals	$1,980,838	$2,088,485

NOTE 7 - OTHER CURRENT ASSETS

	December 31, 2018	March 31, 2018
Payments advanced to suppliers	$143,048	$82,520
Prepaid insurance	199,921	211,823
Prepaid subscriptions	27,497	38,836
Prepaid taxes	62,791	59,792
Employee advances	7,366	26,869
Other	24,091	30,700
Totals	$464,714	$450,540

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2018	March 31, 2018
Land	$110,113	$110,113
Building and improvements	3,252,908	3,252,908
Machinery equipment, furniture and fixtures	10,483,341	10,058,797
Construction in progress	2,599	24,263
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,903,337	13,500,457
Less: accumulated depreciation	(8,856,580)	(8,298,009)
Total property, plant and equipment, net	$5,046,757	$5,202,448

Depreciation expense, which includes amortization of equipment under capital leases, for the three and nine months ended December 31, 2018 and 2017 was $186,511 and $558,571, and $172,218 and $523,640, respectively.

Capitalized leases included in property, plant and equipment were $54,376 at both December 31, 2018 and March 31, 2018. Accumulated depreciation on all property, plant and equipment accounted for as capitalized leases was $21,750 and $13,594 at December 31, 2018 and March 31, 2018, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the periods ended December 31, 2018 and March 31, 2018 was $2,882 and $14,791, respectively.

NOTE 9 - ACCRUED EXPENSES

	December 31, 2018	March 31, 2018
Accrued compensation	$478,228	$383,060
Accrued professional fees	181,828	152,501
Provision for contract losses	24,541	200,897
Accrued project costs	108,875	—
Other	84,640	51,626
Total	$878,112	$788,084

NOTE 10 - DEBT

	December 31, 2018	March 31, 2018
Berkshire Term Loan due December 2021	$2,679,952	$2,745,181
People’s Equipment Loan Facility due April 2021	1,777,926	2,271,109
Obligations under capital leases	36,016	47,413
Total debt	$4,493,894	$5,063,703
Less: debt issue costs unamortized	$75,405	$112,075
Total debt, net	$4,418,489	$4,951,628
Less: Current portion of long-term debt	$807,059	$766,354
Total long-term debt, net	$3,611,430	$4,185,274

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

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amends and modifies each of the Loan Agreement between Ranor and Berkshire dated December 20, 2016, as modified by the previously disclosed First Modification to Loan Agreement dated June 6, 2018, and the Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Loan Agreement and the Line of Credit Note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. The Company paid $7,245 of expenses related to the execution of the Modification.

There were no amounts outstanding under the Revolver Loan at December 31, 2018 or March 31, 2018. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The leverage ratio was 0.78 to 1.00 at March 31, 2018. Also, Ranor’s annual capital expenditures cannot exceed $2,500,000 for the fiscal year ended March 31, 2019, and $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period. At December 31, 2018, the Company was in compliance with the Berkshire Loan Agreement.

The Berkshire Loans may be accelerated upon the occurrence of an “Event of Default” (as defined in the Berkshire Loan Agreement).  Some of the Events of Default are subject to certain cure periods. Subject to the lapse of any applicable cure period, a default under the Berkshire Loans could cause the acceleration of all outstanding obligations under the Berkshire Loans.

At March 31, 2018, the Company failed to maintain the required DSCR as defined in the Berkshire Loan Agreement. On June 6, 2018, the Company executed a waiver and modification agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods. Concurrent with the execution and delivery of this amendment, the Company agreed to pay Berkshire Bank all expenses incurred in connection with the amendment.

Unamortized debt issue costs under the Berkshire Loans at December 31, 2018 and March 31, 2018 were $43,319 and $45,936, respectively.

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

Unamortized debt issue costs under the loans with People’s at December 31, 2018 and March 31, 2018 were $39,224 and $66,139, respectively.

Capital Lease

We entered into a capital lease in January 2017 for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of approximately $1,100.

NOTE 11 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.   The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $0.2 million and $0.9 million for the nine months ended December 31, 2018 and 2017, respectively.

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the nine months ended December 31, 2018 was 23.9%. The lower effective tax rate for the nine months ended December 31, 2018 was primarily attributable to a reduction in our federal corporate income tax rate from 34% to 21%, enacted under the Tax Cuts and Jobs Act of 2017, or the Tax Act, and the release of a valuation allowance on a deferred tax asset.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. We finalized our analysis within the measurement period in accordance with SAB 118 after completing a review of additional guidance issued by the Internal Revenue Service and tax accounting estimates made at March 31, 2018. During the nine months ended December 31, 2018, we did not make any changes to the provisional amounts recorded in our March 31, 2018 Annual Report on Form 10-K in connection with the 2017 Tax Act.

The valuation allowance on deferred tax assets at December 31, 2018 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 12 - PROFIT SHARING PLAN

Ranor has a 401(k) profit sharing plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company’s contributions were $61,251 and $59,859 for the nine months ended December 31, 2018 and 2017, respectively.

NOTE 13 - STOCK BASED COMPENSATION

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

On July 11, 2018, we granted stock options to our chief executive officer, or CEO, and our chief financial officer, or CFO, to collectively purchase 150,000 shares of common stock at an exercise price of $0.80 per share. The options vested immediately on the grant date. The aggregate fair value of the stock options expensed during the nine months ended December 31, 2018 was $46,658. The assumptions utilized for options granted on July 11, 2018 were 104.9% for volatility, 2.58% for the risk-free interest rate, and approximately two years for the expected life.

At December 31, 2018, there were 1,332,332 shares available for grant under the 2016 Plan. The following table summarizes information and stock option activity for the nine months ended December 31, 2018:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.73
Granted	150,000	$0.800	—	—
Canceled	(2,000)	$1.960	—	—
Outstanding at 12/31/2018	3,542,668	$0.432	$2,039,662	6.56
Vested or expected to vest at 12/31/2018	3,542,668	$0.432	$2,039,662	6.56
Exercisable and vested at 12/31/2018	3,542,668	$0.432	$2,039,662	6.56

The total fair value of shares vested during the period was $96,519. The following table summarizes the status of our stock options outstanding but not vested for the nine months ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding but not vested at 3/31/2018	100,000	$0.60
Granted	150,000	$0.80
Vested	(250,000)	$0.72
Outstanding but not vested at 12/31/2018	—	$—

Other information relating to stock options outstanding at December 31, 2018 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	3,371,668	7.06	$0.37	3,371,668	$0.37
$1.01-$1.96	171,000	1.98	$1.58	171,000	$1.58
Totals	3,542,668			3,542,668

On December 7, 2018 we granted 25,000 shares of restricted stock under the 2016 Plan each to the board members and 12,500 of restricted stock to our CEO and CFO. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on December 7, 2019, one year following the grant date. Each grantee must be serving as an executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the three months ended December 31, 2018 was $10,209. At December 31, 2018 there was $112,291 of total unrecognized compensation cost related to the restricted stock awards.

NOTE 14 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. At December 31, 2018, there were accounts receivable balances outstanding from one customer comprising 75% of the total receivables balance. The following table sets forth information as to accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2018				March 31, 2018
Customer	Amount		Percent		Amount	Percent
A		$110,619	75%		$394,454	27%
B		$17,280	12%		*	* %
C	$	*	*	%	$432,084	30%
D	$	*	*	%	$263,098	18%

*less than 10% of total

NOTE 15 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2018 for future executive salaries during the next twelve months was approximately $0.5 million. The aggregate commitment for the remainder of our employees at December 31, 2018 was approximately $0.3 million for accrued payroll, vacation and holiday pay.

NOTE 16 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260:

	Three months ended December 31, 2018	Three months ended December 31, 2017	Nine months ended December 31, 2018	Nine months ended December 31, 2017
Basic EPS:
Net income (loss)	$218,022	$(691,391)	$563,122	$101,297
Basic weighted average shares	28,858,560	28,824,593	28,835,957	28,824,593
Basic income (loss) per share	$0.01	$(0.02)	$0.02	$0.00
Diluted EPS:
Net income (loss)	$218,022	$(691,391)	$563,122	$101,297
Dilutive effect of stock options	1,568,658	—	1,322,552	740,248
Diluted weighted average shares	30,427,218	28,824,593	30,158,509	29,564,841
Diluted income (loss) per share	$0.01	$(0.02)	$0.02	$0.00

All potential common share equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended December 31, 2018 and 2017, there were 171,000 and 642,668, and 2,590,418 and 1,796,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

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

We historically have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2018 and 2017, our largest customer accounted for approximately 36% and 38% of reported net sales, respectively. Our sales order backlog at December 31, 2018 was approximately $14.1 million compared with a backlog of $14.0 million at March 31, 2018.

For the nine months ended December 31, 2018, our net sales and income before income taxes were $12.0 million and $0.7 million, respectively, compared with net sales and income before income taxes of $14.1 million and $1.0 million, respectively, for the nine months ended December 31, 2017.  Our gross margin for the nine months ended December 31, 2018 was 26.0% compared with gross margin of 25.6% in the nine months ended December 31, 2017.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2018 Form 10-K, and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the nine months ended December 31, 2018, except for revenue recognition as noted below.

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

The Company and its customers occasionally enter into contract modifications, including change orders. We may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the nine months ended December 31, 2018, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 2018.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using an expected value or most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price may be due to a portion of the transaction price in being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

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

Three Months Ended December 31, 2018 and 2017

The following table sets forth information from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in dollars and as a percentage of revenue:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017		Changes Period Ended December 31, 2018 to December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,270	100%	$3,642	100%	$628	17%
Cost of sales	3,299	77%	3,220	88%	79	2%
Gross profit	971	23%	422	12%	549	130%
Selling, general and administrative	632	15%	596	16%	36	6%
Income from operations	339	8%	(174)	(5)%	513	nm %
Other expense, net	(86)	(2)%	(104)	(3)%	18	17%
Income before income taxes	253	6%	(278)	(8)%	531	nm %
Income tax expense	35	1%	413	11%	(378)	(92)%
Net income	$218	5%	$(691)	(19)%	$909	nm %

nm- not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing different periods. For the three months ended December 31, 2018, net sales increased by $0.6 million, or 17%, to $4.3 million, when compared to net sales for the three months ended December 31, 2017, primarily as a result of higher volumes of defense customer contracts. The three months ended December 31, 2018 included $2.4 million of revenue related to the adoption of ASC 606.

For the three months ended December 31, 2018, net sales from our defense markets increased by $0.7 million when compared to the three months ended December 31, 2017. Net sales in our energy market decreased by $0.1 million when compared to the three months ended December 31, 2017, primarily on lower demand for nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended December 31, 2018 was $3.3 million, which includes $1.8 million associated with the adoption of ASC 606, compared to $3.2 million for the three months ended December 31, 2017. Gross margin reported for the three months ended December 31, 2018 and 2017 was 22.7% and 11.6%, respectively. Gross profit was $1.0 million for the three months ended December 31, 2018 a $0.6 million increase when compared to $0.4 million in the three months ended December 31, 2017. Our prior year third quarter results were impacted by higher unabsorbed overhead because of a lower number of operating days on the factory floor due to customer and employee holiday schedules.

Selling, General and Administrative Expenses

Total selling, general, and administrative expenses, or SG&A, for the three months ended December 31, 2018 increased by approximately $36,000, or 6.0%, when compared with the three months ended December 31, 2017. The increase was primarily due to an increase in compensation expense, offset in part by a decrease in stock-based compensation. Our prior year compensation expense was impacted by the reversal of a year-to-date bonus accrual on December 31, 2017.

Other Expense, net

We reduced our overall interest rates on debt when we refinanced our debt in fiscal 2017. As a result, interest expense was lower during the three months ended December 31, 2018 when compared to the same period in the prior year and will continue to decrease as we amortize debt principal. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended December 31:

	2018	2017	$ Change	% Change
Other income	$1,590	$86	$1,504	9%
Interest expense	$(74,523)	$(89,249)	$(14,726)	(16)%
Amortization of debt issue costs	$(13,791)	$(15,612)	$(1,821)	(12)%

 nm- not meaningful

Income Taxes

For the three months ended December 31, 2018 we recorded tax expense of $34,701 compared to tax expense of $413,096 for the three months ended December 31, 2017. The lower tax expense for the three months ended December 31, 2018 was primarily the result of a reduction in the federal statutory tax rate and the release of a valuation allowance on a deferred tax asset. With the enactment of the Tax Cuts and Jobs Act, or the 2017 Tax Act, the three months ended December 31, 2017 financial results included a $0.5 million discrete tax item related to the re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate.

Net Income

As a result of the foregoing, for the three months ended December 31, 2018, our net income was $218,022 compared with a net loss of $691,391 for the three months ended December 31, 2017.

Nine Months Ended December 31, 2018 and 2017

The following table sets forth information from the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in dollars and as a percentage of revenue:

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017		Changes Period Ended December 31, 2018 to December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,990	100%	$14,061	100%	$(2,071)	(15)%
Cost of sales	8,872	74%	10,465	74%	(1,593)	(15)%
Gross profit	3,118	26%	3,596	26%	(478)	(13)%
Selling, general and administrative	2,113	18%	2,236	16%	(123)	(6)%
Income from operations	1,005	8%	1,360	10%	(354)	(26)%
Other expense, net	(265)	(2)%	(313)	(2)%	48	15%
Income before income taxes	740	6%	1,047	7%	(307)	(29)%
Income tax expense	177	1%	946	7%	(769)	(81)%
Net income	$563	5%	$101	—%	$462	nm %

nm- not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing current and prior year periods. Net sales were $12.0 million for the nine months ended December 31, 2018, which includes revenue of $6.3 million associated with the adoption of ASC 606. Net sales for the nine months ended December 31, 2018 were $2.1 million or 15% lower when compared to the nine months ended December 31, 2017. The slower order flow in the prior fiscal year and a shift in production to products with increased cycle times resulted in lower revenue and shipments during the nine months ended December 31, 2018.

For the nine months ended December 31, 2018, net sales in our defense market decreased by $1.0 million when compared to the nine months ended December 31, 2017. Net sales to energy markets decreased by $1.0 million when compared to the nine months ended December 31, 2017, primarily on lower demand for nuclear plant components. Net sales in our industrial markets decreased by $0.1 million.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2018 was $8.9 million, which includes $4.0 million associated with the impact of ASC 606, compared to $10.5 million for the nine months ended December 31, 2017. The decrease of $1.6 million when compared to the same period in the prior year is due primarily to lower revenue volume as the Company started up new project activity and moved closer to targeted levels of production.  As a result, gross profit was $3.1 million for the nine months ended December 31, 2018 or $0.5 million lower when compared to $3.6 million for the nine months ended December 31, 2017. Gross margin was 26.0% for the nine months ended December 31, 2018 and 25.6% for the nine months ended December 31, 2017.

Selling, General and Administrative Expenses

Total SG&A expenses for the nine months ended December 31, 2018 decreased by approximately $0.1 million due primarily to a decrease in share-based compensation expense and outside advisory fees when compared to the nine months ended December 31, 2017.

Other Expense, net

We reduced our overall interest rates on debt when we refinanced our debt in fiscal 2017. As a result, interest expense was lower for the nine months ended December 31, 2018 compared to the same period in the prior year and will continue to decrease as we amortize debt principal. The following table reflects other income, interest expense and amortization of debt issue costs for the nine months ended December 31:

	2018	2017	$ Change	% Change
Other income	$8,605	$1,633	$6,972	nm %
Interest expense	$(230,310)	$(261,406)	$(31,096)	(12)%
Amortization of debt issue costs	$(43,638)	$(52,651)	$(9,013)	(17)%

 nm- not meaningful

Income Taxes

For the nine months ended December 31, 2018 we recorded tax expense of $177,104, compared to tax expense of $946,247 for the nine months ended December 31, 2017. The lower tax expense for the nine months ended December 31, 2018 was primarily the result of the lower earnings before income taxes and a lower federal statutory tax rate of 21% enacted under the 2017 Tax Act. The December 31, 2017 financial results included a $0.5 million discrete tax item related to the re-measurement of U.S. deferred tax assets at the new lower 21% U.S. federal statutory tax rate.

Net Income

As a result of the foregoing, for the nine months ended December 31, 2018, our net income was $0.6 million, or $0.02 per share basic and fully diluted, compared with net income of $0.1 million, or $0.00 per share basic and fully diluted, for the nine months ended December 31, 2017. The December 31, 2017 net income was reduced by the $0.5 million discrete tax item related to the re-measurement of U.S. deferred tax assets.

Liquidity and Capital Resources

At December 31, 2018, we had working capital of $5.4 million as compared with working capital of $4.9 million at March 31, 2018. At December 31, 2018, we had cash and cash equivalents of $1.8 million. Cash provided by operating activities was $120,876 for the nine months ended December 31, 2018 as collections from accounts receivable, advance payments and progress payments more than offset by the Company’s cash outlay for new and on-going projects. Net cash provided by operating activities for the nine months ended December 31, 2017 was $1.3 million, a period of favorable timing for product shipments. We believe our available cash plus cash provided by operations will be sufficient to fund operating activities, capital expenditures, and principal and interest payments under our debt obligations through the 12 months from the issuance date of the financial statements. We also have available a $1.0 million revolving line of credit under our Loan Agreement with Berkshire Bank.

The table below presents selected liquidity and capital measures as of:

(dollars in thousands)	December 31, 2018	March 31, 2018	Change Amount
Cash and cash equivalents	$1,838	$2,689	$(851)
Working capital	$5,395	$4,942	$453
Total debt	$4,494	$5,064	$(570)
Total stockholders’ equity	$9,149	$8,012	$1,137

The following table summarizes our primary cash flow components for the periods presented:

(dollars in thousands)	December 31, 2018	December 31, 2017	Change Amount
Cash flows provided by (used in):
Operating activities	$121	$1,274	$(1,153)
Investing activities	$(403)	$(835)	$432
Financing activities	$(570)	$(533)	$(37)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the nine months ended December 31, 2018 was $120,876 compared with cash provided by operations of $1.3 million for the nine months ended December 31, 2017. The nine months ended December 31, 2018 was a period marked by a greater number of project startups, compared to the prior year period which had a greater number of projects completed and favorable timing with deliveries to customers. The timing resulted in a higher cash outlay used in operations in the current year period, compared with lower cash outlay for project spending as more projects were completed in the prior year period.

Investing activities

Net cash used to purchase and build new equipment totaled $0.4 million for the nine months ended December 31, 2018. For the nine months ended December 31, 2017, net cash used for new factory machinery and equipment totaled $0.9 million, offset in part by $80,000 in proceeds from the sale of certain machinery and equipment. The Company does not expect to make any significant additional purchases of machinery and equipment during the fourth quarter of fiscal 2019.

Financing activities

For the nine months ended December 31, 2018 and 2017, net cash used in financing activities were $0.6 million and $0.5 million, respectively. Each period consisted of monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net decrease in cash of $0.9 million for the nine months ended December 31, 2018 compared with a decrease in cash of $0.1 million for the nine months ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not currently have, and have not had at December 31, 2018, any off-balance sheet assets, liabilities or arrangements.

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

Net income was $0.2 million for the three months ended December 31, 2018 compared with a loss of $0.7 million for the three months ended December 31, 2017. EBITDA, a non-GAAP financial measure, was $0.5 million higher for the three months ended December 31, 2018 when compared with the three months ended December 31, 2017.

Net income was $0.6 million for the nine months ended December 31, 2018 compared with $0.1 million for the nine months ended December 31, 2017. EBITDA, a non-GAAP financial measure, for the nine months ended December 31, 2018, was $0.3 million lower when compared with the nine months ended December 31, 2017.

The following tables provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in the condensed consolidated financial statements:

	Three months ended December 31,			Nine months ended December 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Net income (loss)	$218	$(691)	$909	$563	$101	$462
Income tax expense	$35	$413	$(378)	$177	$946	$(769)
Interest expense (a)	$88	$105	$(17)	$274	$314	$(40)
Depreciation	$187	$172	$15	$559	$524	$35
EBITDA	$528	$(1)	$529	$1,573	$1,885	$(312)

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements in preparation for the adoption of such new standard on April 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

On October 23, 2018, the pre-trial discovery phase ended, but the parties have requested a 6-month extension. The court has extended discovery to April 22, 2019, with motions for summary judgment due one month thereafter.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006)
3.3	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
3.4	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
10.1	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed with the Commission on December 10, 2018).
10.2	Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Commission December 21, 2018.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

February 13, 2019	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(principal financial officer)
(duly authorized officer)

