Form 10-K
period 2019-03-31
TECHPRECISION CORP
filed 2019-06-27
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive
Westminster, MA	01473
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 874-0591

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	TPCS	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.8 million.

The number of shares outstanding of the registrant’s common stock as of June 17, 2019 was 29,254,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

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

We maintain a representative office in China. At March 31, 2019, we did not have any open customer orders for WCMC in our backlog. We are evaluating how, and if, to utilize the WCMC entity moving forward.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2019, or fiscal 2019, three suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2018, or fiscal 2018, four suppliers accounted for 10% or more of our purchased material.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. We incurred no expenses for research and development in fiscal 2019 and fiscal 2018.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 98% and 97% of our total revenue in fiscal 2019 and fiscal 2018, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2019 and fiscal 2018 was a prime defense contractor and accounted for 32% and 29% of our net sales during fiscal 2019 and fiscal 2018, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also serve customers who supply components to the nuclear power industry, and we build components and major assemblies for large scale medical systems for installation at certain medical institutions.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2019 and 2018 are displayed in the table below:

(dollars in thousands)	2019		2018
Net Sales	Amount	Percent	Amount	Percent
Defense	$14,037	84%	$15,774	84%
Energy	$2,404	14%	$2,252	12%
Precision Industrial	$262	2%	$704	4%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2019 or fiscal 2018:

(dollars in thousands)	2019		2018
Net Sales	Amount	Percent	Amount		Percent
Defense Customer 1	$5,333	32%		$5,463	29%
Defense Customer 2	$3,224	19%	$	*	* %
Defense Customer 3	$3,197	19%		$4,978	27%

* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2019, we had a backlog of orders totaling approximately $12.6 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at March 31, 2018 was $14.0 million. There was no revenue generated by WCMC in fiscal 2019 or fiscal 2018. At March 31, 2019, we did not have any open customer orders for WCMC in our backlog.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2019 and 2018 were not material.

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

Personnel

As of March 31, 2019, we had approximately 95 employees, of whom all are full time employees, 22 are salaried and 73 are hourly. None of our employees is represented by a labor union.

Available Information

We maintain a website at techprecision.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available at the SEC’s website at www.sec.gov.

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

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2019 our largest customer accounted for 32% of our revenue and our three largest customers accounted for approximately 70% of our revenue.  In addition, our backlog at March 31, 2019 was $12.6 million, of which 59% was attributable to three customers. For the year ended March 31, 2018, our three largest customers accounted for approximately 64% of our revenue, with the largest accounting for 29% of our revenue.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably.  Since one customer accounted for 32% of our revenue in the fiscal year ended March 31, 2019, the loss of this customer could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  Furthermore, certain of our customers are early stage companies and are dependent on the equity capital markets to finance their purchase of our products.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. The tariff has been imposed on all steel imports, although imports from certain countries were initially excepted, and the tariffs on steel and aluminum imports from Mexico and Canada have recently been lifted. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. These actions have increased steel and aluminum costs and decreased supply availability. Any increase in steel and/or aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely steel or aluminum supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

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

The fabrication of large steel structures involves potential operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

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

Because certain of our products are used in a variety of military applications, including ships and submarines, we derive a significant portion of our revenue from the defense industry. In fiscal 2019 and 2018, 84% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts);
•	changes in U.S. government programs or requirements; and
•	a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

We were not in compliance with certain financial covenants under our Berkshire Bank Loan Facility and the People’s Capital and Leasing Corp. Equipment Loan Facility at September 30, 2018 and March 31, 2018.

At September 30, 2018, the Company was in violation of the Loan Agreement dated December 20, 2016, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank & Trust Company, as it failed to maintain the required debt service coverage ratio, or DSCR, as defined in the agreement. On November 2, 2018, the Company executed an instrument with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR, at September 30, 2018. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods.

At March 31, 2018, the Company failed to maintain the DSCR, as defined in the agreement. On June 6, 2018, the Company executed the First Modification to Loan Agreement with Berkshire Bank under which Berkshire Bank waived the Company’s noncompliance with the DSCR at March 31, 2018, and agreed to modify the definition of cash flows in the Berkshire Loan Agreement. Subject to the lapse of any applicable cure period, a default under the Berkshire Loan Agreement could have caused the acceleration of all outstanding obligations under the loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. The waiver does not apply to any future periods.

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

We may need new or additional financing in the future to expand our business or refinance existing indebtedness, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results.

We may need new or additional financing in the future to expand our business, refinance existing indebtedness or make strategic acquisitions, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results. As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our existing facilities, purchase or lease new equipment and enhance our production processes. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt, our current receivable and inventory balances may not support additional debt availability or because we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. Moreover, if we raise additional funds through issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our business, results of operations and financial condition.

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

If we fail to maintain effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are subject to the Sarbanes-Oxley Act, which requires public companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Ensuring that we have effective internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock, and could result in us being the subject of regulatory scrutiny.

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

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy.

The Court held a status conference on this matter on February 28, 2019.  At that conference, the Court extended discovery to July 22, 2019.  The Court also ruled that summary judgment motions must be served by August 21, 2019 and filed by September 21, 2019.  Discovery is ongoing.

Item 4.	Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	57	Chief Executive Officer
Thomas Sammons	64	Chief Financial Officer

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

Our common stock is traded on the OTCQB Market under the symbol “TPCS”.  Any over-the-counter market quotations of the price of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of June 3, 2019, we had approximately 1,124 record holders of our common stock. We have not paid dividends on our common stock since our incorporation in 2005, and certain covenants in our Loan Agreement with Berkshire Bank prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On March 15, 2019, Alexander Shen, the Chief Executive Officer of the Company, exercised options to purchase shares of the Company’s common stock, pursuant to option awards previously granted to Mr. Shen under the Company’s 2006 Long-Term Incentive Plan. Pursuant to authorization from the Company’s board of directors, the Company agreed to repurchase the resulting 209,556 shares of common stock (the “Repurchased Shares”) issued to Mr. Shen pursuant to the option exercise (the “Repurchase”) at a negotiated price of $0.90 per share (which was equal to the average of the closing trading prices of the common stock on the OTC Markets for the five trading days ending March 13, 2019, the date on which the board of directors of the Company authorized the repurchase, less a discount of 10%), for an aggregate purchase price of approximately $188,600.

The Board approved the Repurchase after considering the issue at two separate meetings held on each of February 5, 2019 and March 13, 2019 and discussing and weighing possible alternative courses of action. Among other matters considered by the Board in approving the Repurchase were the following: (1) the potential benefit to the Company of using funds to repurchase the Repurchased Shares from Mr. Shen in lieu of him selling the Repurchased Shares into the trading markets, which could have resulted in downward pressure on the trading price of the Company’s common stock; (2) the potential benefit to the Company from avoiding the negative inference that could be drawn from the Company’s chief executive officer selling shares into the trading markets; (3) the desire of Mr. Shen to convert a portion of his beneficial ownership in the Company to generate funds that could be used by Mr. Shen to meet a pressing family need; (4) the Company’s cash and liquidity requirements generally, and the Company’s potential alternate use(s) of such funds in the foreseeable future; (5) the Company’s obligations under the terms of its bank credit facility; (6) the ongoing commitment of Mr. Shen to the advancement of the Company’s strategic objectives, and the remaining incentives for Mr. Shen after consummation of the Repurchase to diligently and faithfully discharge this commitment, and (7) the commitment by Mr. Shen that he has no intention or expectation to, and will not, sell, transfer or otherwise dispose of additional shares of common stock during the remainder of the fiscal year ending March 31, 2020.

The following table summarizes the Repurchase made during the fiscal quarter ended March 31, 2019, which were the only repurchases of Company equity securities made during such quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under Plan or Program
January 1, 2019 – January 31, 2019	-	-	-	-
February 1, 2019 – February 28, 2019	-	-	-	-
March 1, 2019 – March 31, 2019	209,556	$0.90	-	-
Total	209,556	$0.90	-	-

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

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to change the composition of our revenues and effectively reduce operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;

•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition and our ability to price our services competitively.  Although some of our contracts contemplate the manufacture of one or a limited number of units, we continue to seek more long-term projects with predictable cost structures.

All of our sales recorded for fiscal 2019 were generated in the U.S. We have experienced, and continue to experience, customer concentration. For fiscal 2019 and fiscal 2018, our largest customer accounted for approximately 32% and 29% of reported net sales, respectively. For fiscal 2019, we had five customers, who each generated in excess of $1.0 million in revenue for the Company, which accounted for approximately 83% of our revenue, in the aggregate. Our sales order backlog at March 31, 2019 was approximately $12.6 million compared with a backlog of $14.0 million at March 31, 2018.

For fiscal 2019, our net sales and net income were $16.7 million and $1.1 million, respectively, compared with net sales of $18.7 million and net loss of $0.3 million, for fiscal 2018.  Our gross margin for fiscal 2019 were 27.6% compared with gross margin of 21.2% in fiscal 2018. Fiscal 2019 reflects a period of efficient project throughput and lower unabsorbed overhead when compared with fiscal 2018. Our gross margin in fiscal 2018 was impacted by higher unabsorbed overhead due to lower project activity and slower replenishment of sales backlog, caused by funding delays for defense customer appropriations. We generated $0.5 million of cash from operating activities in fiscal 2019 and had a cash balance of $2.0 million at March 31, 2019.

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

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered components consisting of critical sonar housings and fairings, missile tubes, and other critical components in support of, among other projects, the U.S. Navy’s Virginia-class fast attack submarine program and Columbia-class ballistic missile submarine program. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are opportunities to secure additional business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production. Sales to defense market customers have generated the largest proportion of our revenues for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2020 as well.

Energy

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). Our nuclear customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure you that we will be able to develop any significant business from the nuclear industry. However, our Ranor subsidiary has the certifications required to produce the necessary components for new nuclear power plants. Because of our manufacturing capabilities, our certification from the American Society of Mechanical Engineers and our historic relationships with suppliers in the nuclear power industry, we believe that we are well positioned to benefit from any increased demand in the nuclear sector.

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

Critical Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2019 Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the year ended March 31, 2019, except for revenue recognition as noted below.

The preparation of the consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management's most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Revenue and Related Cost Recognition

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

When estimating contract costs, the Company takes into consideration a number of assumptions and estimates regarding risks related to technical requirements and scheduling. Management performs periodic reviews of the contracts to evaluate the underlying risks. Profit margin on any given project could increase if the Company is able to mitigate and retire such risks. Conversely, if the Company is not able to properly manage these risks, cost estimates may increase, resulting in a lower profit margin, or potentially, contract losses.

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. Costs allocable to undelivered units are reported as work in process, a component of inventory, in the consolidated balance sheet. Pre-contract fulfillment costs requiring capitalization are not material.

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

For fiscal 2019, the Company has recorded a deferred tax asset of $2.8 million, which includes the benefit of $2.0 million in loss carryforwards, which expire in varying amounts between 2026 and 2036. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2019, our federal net operating loss carryforward was approximately $8.3 million. If not utilized, the federal net operating loss carryforward will expire in 2038. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited. This limitation applies to net operating losses accumulated prior to the ownership change in February 2006.

Effective January 1, 2018, under the Tax Cuts and Jobs Act, or the Tax Act, the Company was required to re-measure its net deferred tax assets as a result of the reduction in the maximum corporate income tax rate from 35% to 21%. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

Fiscal Years Ended March 31, 2019 and 2018

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue. As discussed above, effective April 1, 2018, we adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after April 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and are reported in accordance with the Company's historic accounting practices under ASC 605:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$16,703	100%	$18,730	100%	$(2,027)	(11)%
Cost of sales	12,118	73%	14,754	79%	(2,636)	(18)%
Gross profit	4,585	27%	3,976	21%	609	15%
Selling, general and administrative	2,747	16%	3,009	16%	(262)	(9)%
Income from operations	1,838	11%	967	5%	871	90%
Other expense, net	(314)	(2)%	(409)	(2)%	95	(23)%
Income before taxes	1,524	9%	558	3%	966	173%
Income tax expense	423	2%	824	4%	(401)	(49)%
Net income (loss)	$1,101	7%	$(266)	(1)%	$1,367	nm

 nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior fiscal year periods. Net sales were $16.7 million for the fiscal year ended March 31, 2019, which includes revenue of $7.6 million associated with the adoption of ASC 606. Net sales for the fiscal year ended March 31, 2019 were $2.0 million or 11% lower when compared to the fiscal year ended March 31, 2018.

For the fiscal year ended March 31, 2019, net sales in our defense and industrial markets decreased by $1.7 million and $0.5 million, respectively, when compared to the fiscal year ended March 31, 2018. A slower order flow in the prior fiscal year and a shift in production to products with increased cycle times resulted in lower revenue during the fiscal year ended March 31, 2019. Net sales to energy markets increased by $0.2 million when compared to the fiscal year ended March 31, 2018, primarily on new orders for nuclear plant components.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the fiscal year ended March 31, 2019 was $12.1 million, which includes $4.9 million associated with the impact of ASC 606, compared to $14.8 million for the fiscal year ended March 31, 2018. The decrease of $2.7 million when compared to the same period in the prior year is due primarily to the lower reported revenue dollar volume as the Company started up new project activity and moved closer to targeted levels of production.

Gross profit was $4.6 million for the fiscal year ended March 31, 2019 or $0.6 million higher when compared to $4.0 million for the fiscal year ended March 31, 2018. Gross margin was 27.6% for the fiscal year ended March 31, 2019 and 21.2% for the fiscal year ended March 31, 2018. The driver for improved gross margin was higher margin product mix and higher overhead absorption on increased production activity in the fabrication and machining plants.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the fiscal year ended March 31, 2019 decreased by approximately $0.3 million due primarily to a decrease in share-based compensation and salary expense when compared to the fiscal year ended March 31, 2018.

Other Income (Expense)

We reduced our overall interest rates on debt when we refinanced our debt in fiscal 2017. As a result, interest expense and debt cost amortization was lower for the fiscal year ended March 31, 2019 when compared to the fiscal year ended March 31, 2018, and will continue to decrease as we amortize debt principal to maturity. Fiscal 2019 other income includes a gain from the disposal of machinery and equipment for $31,878. The following table reflects other income, interest expense and amortization of debt issue costs for the fiscal years ended March 31:

	2019	2018	$ Change	% Change
Other income, net	$41,033	$4,267	$36,766	nm %
Interest expense	$(299,579)	$(342,947)	$43,368	(13)%
Amortization of debt issue costs	$(55,246)	$(70,041)	$14,795	(21)%

Income Taxes

For the fiscal year ended March 31, 2019 we recorded tax expense of $423,357 compared to tax expense of $824,486 for the fiscal year ended March 31, 2018. The lower tax expense for the fiscal year ended March 31, 2019 was primarily the result of a lower U.S. statutory tax rate of 21% enacted under the 2017 Tax Act, effective January 1, 2018. For the fiscal year ended March 31, 2018 the Company re-measured its net deferred tax assets, as a result of the reduction in the corporate income tax rate from 35% to 21%, This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The valuation allowance on deferred tax assets at March 31, 2019 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for fiscal 2019, we recorded net income of $1.1 million, or $0.04 per share basic and fully diluted, compared with net loss of $0.3 million, or $0.01 per share basic and fully diluted, for fiscal 2018.

Liquidity and Capital Resources

Net cash provided by operating activities for fiscal 2019 was $0.5 million. At March 31, 2019, we had cash and cash equivalents of $2.0 million and working capital of $6.3 million. We believe our available cash plus cash provided from operations during fiscal 2020 will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.  The table below presents selected liquidity and capital measures at the fiscal years ended:

(dollars in thousands)	March 31, 2019	March 31, 2018	Change Amount
Cash and cash equivalents	$2,037	$2,689	$(652)
Working capital	$6,250	$4,942	$1,308
Total debt	$4,297	$5,064	$(767)
Total stockholders’ equity	$9,711	$8,012	$1,699

The following table summarizes the primary components of cash flows for the fiscal years ended:

(dollars in thousands)	March 31, 2019	March 31, 2018	Change Amount
Cash flows provided by (used in):
Operating activities	$531	$1,256	$(725)
Investing activities	(411)	(915)	504
Financing activities	(772)	(717)	(55)
Effect of exchange rates on cash	-	(1)	1
Net decrease in cash	$(652)	$(377)	$(275)

Financing Arrangements

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank and Trust Company.  Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision.

In connection with the Berkshire Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to a former creditor of the Company, as payment in full of Ranor’s indebtedness owed to such creditor.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amends and modifies the Berkshire Loan Agreement, and the related promissory note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Loan Agreement and the related promissory note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. The Company paid $7,245 of expenses related to the execution of the Modification.

There were no amounts outstanding under the Revolver Loan at March 31, 2019 or March 31, 2018. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Company was in compliance with all of the financial covenants at March 31, 2019.

Ranor’s annual capital expenditures cannot exceed $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year end thereafter.  Also, the Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to- value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

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

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s Capital and Leasing Corp., or People’s.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods. The Company was in compliance with all of the financial covenants at March 31, 2019.

In connection with the MLSA, $2,653,353 of the proceeds from the People’s Loan were disbursed to a former creditor of the Company, as payment in full for principal and interest under the Company’s existing facility with the creditor. People’s retained a holdback in the amount of $182,763.  The holdback was released to Ranor on July 6, 2016 after the Company reported a DSCR of 1.82 to 1.0 as of March 31, 2016.  Ranor retained $175,532 of the proceeds from the People’s Loan for general corporate purposes.

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

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amends the definition of “Permitted Liens” under the MLSA to include the liens held by Berkshire Bank pursuant to the terms of the Berkshire Loan Agreement and to delete the reference to the liens held by a former creditor of the Company.

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

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for fiscal 2019 was $0.5 million compared with cash provided by operations of $1.3 million for fiscal 2018, a decrease of $0.8 million.

We had a lower number of customer projects in production at March 31, 2018, which led to a slow cash build at the beginning of fiscal 2019. Fiscal 2019 was marked by an increase in customer project activity which resulted in more cash expended to ramp up production offset in part by cash collected from customer advances and progress payments. Favorable timing with customer delivery schedules in the prior annual period resulted in higher amounts of cash generated for fiscal 2018.

Investing activities

We anticipate that we will continue to make incremental investments in new factory machinery and equipment over the next twelve months. Net cash used in investing activities totaled $0.4 million for fiscal 2019. We expended approximately $0.4 million for new factory machinery and equipment, offset in part by proceeds of $35,309 from the disposition of machinery and equipment. Net cash used in investing activities totaled $0.9 million for fiscal 2018. We expended approximately $1.0 million for new factory machinery and equipment, offset in part by $80,000 in proceeds from the sale of machinery and equipment.

Financing activities

In fiscal 2019 we used $0.8 million in financing activities, primarily comprised of monthly principal payments in connection with our debt obligations. In addition we received proceeds of $0.2 from the exercise of stock options. That amount was entirely offset by a repurchase of common stock from our chief executive officer for $0.2 million.

All of the above activity resulted in a net decrease in cash of $0.7 million in fiscal 2019 compared with a decrease in cash of $0.4 million in fiscal 2018.

The following table sets forth information as of March 31, 2019 as to our contractual obligations:

	Payments due by period
(dollars in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt obligations	$4,264	$811	$3,453	$-	$-
Capital lease obligations	33	11	22	-	-
Interest on debt and capital leases	518	242	276	-	-
Employee compensation	285	285	-	-	-
Purchase obligations	923	923	-	-	-
Non-cancellable operating lease	2	2	-	-	-
Total	$6,025	$2,274	$3,751	$-	$-

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the fiscal year ended March 31, 2019, any off-balance sheet assets, liabilities or arrangements.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $1.1 million for the year ended March 31, 2019, as compared to net loss of $0.3 million for the year ended March 31, 2018. EBITDA, a non-GAAP financial measure, was $2.6 million for the year ended March 31, 2019, as compared to $1.7 million for the year ended March 31, 2018. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our consolidated financial statements for the fiscal years ended:

(dollars in thousands)	March 31, 2019	March 31, 2018	Change Amount
Net income (loss)	$1,101	$(266)	$1,367
Income tax expense	423	824	(401)
Interest expense (1)	355	413	(58)
Depreciation	750	704	46
EBITDA	$2,629	$1,675	$954

(1) Includes amortization of debt issue costs.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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
Philadelphia, Pennsylvania
June 27, 2019

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,036,646	$2,689,110
Accounts receivable, net	1,010,443	1,446,982
Contract assets	4,390,832	347,896
Inventories	1,240,315	2,088,485
Other current assets	498,059	450,540
Total current assets	9,176,295	7,023,013
Property, plant and equipment, net	4,860,609	5,202,448
Deferred income taxes	2,004,346	2,046,298
Other noncurrent assets, net	6,233	6,860
Total assets	$16,047,483	$14,278,619

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$609,082	$345,705
Accrued expenses	753,499	788,084
Contract liabilities	740,947	180,706
Current portion of long-term debt	822,105	766,354
Total current liabilities	2,925,633	2,080,849
Long-term debt, including capital leases	3,410,542	4,185,274
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,234,594 and 28,824,593 shares issued and outstanding at March 31, 2019 and 2018	2,923	2,882
Additional paid in capital	8,693,106	8,561,995
Accumulated other comprehensive income	21,940	24,236
Retained earnings (accumulated deficit)	993,339	(576,617)
Total stockholders’ equity	9,711,308	8,012,496
Total liabilities and stockholders’ equity	$16,047,483	$14,278,619

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
	2019	2018
Net sales	$16,702,558	$18,729,994
Cost of sales	12,118,190	14,753,693
Gross profit	4,584,368	3,976,301
Selling, general and administrative	2,746,543	3,009,002
Income from operations	1,837,825	967,299
Other income	41,033	4,267
Interest expense	(354,825)	(412,988)
Total other expense, net	(313,792)	(408,721)
Income before income taxes	1,524,033	558,578
Income tax expense	423,357	824,486
Net income (loss)	$1,100,676	$(265,908)
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(2,296)	4,908
Other comprehensive (loss) income, net of tax	(2,296)	4,908
Comprehensive income (loss)	$1,098,380	$(261,000)
Net income (loss) per share – basic	$0.04	$(0.01)
Net income (loss) per share – diluted	$0.04	$(0.01)
Weighted average number of shares outstanding – basic	28,878,780	28,824,593
Weighted average number of shares outstanding – diluted	30,293,670	28,824,593

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2017	28,824,593	$2,882	$8,258,820	$19,328	$(310,709)	$7,970,321
Stock based compensation			303,175			303,175
Net loss					(265,908)	(265,908)
Foreign currency translation adjustment				4,908		4,908
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Effect of adoption of ASC 606 (see Note 3)					19,647	19,647
Effect of adoption of ASU 2016-16 (see Note 3)					449,633	449,633
Stock based compensation			96,518			96,518
Restricted stock award	125,000	13	122,487			122,500
Non-vested restricted stock			(81,666)			(81,666)
Shares issued under long-term incentive plan	285,001	28	182,372			182,400
Common stock repurchased			(188,600)			(188,600)
Net income					1,100,676	1,100,676
Foreign currency translation adjustment				(2,296)		(2,296)
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,100,676	$(265,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	749,755	704,284
Amortization of debt issue costs	55,247	70,041
Loss on disposal of equipment	3,428	20,000
Stock based compensation expense	137,352	303,175
Change in contract loss provision	(143,105)	52,197
Deferred income taxes	423,357	825,382
Changes in operating assets and liabilities:
Accounts receivable	436,539	75,794
Contract assets	(2,334,418)	-
Inventories	(263,622)	150,528
Other current assets	13,322	(28,443)
Other noncurrent assets	(7,245)	(17,742)
Accounts payable	263,377	(19,603)
Accrued expenses	246,501	(151,401)
Contract liabilities	(149,855)	(462,125)
Net cash provided by operating activities	531,309	1,256,179
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(446,652)	(994,530)
Proceeds from disposition of equipment	35,309	80,000
Net cash used in investing activities	(411,343)	(914,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	182,400	-
Common stock repurchased	(188,600)	-
Repayment of capital lease obligation	(14,002)	(19,940)
Repayment of long-term debt	(752,352)	(697,536)
Net cash used in financing activities	(772,554)	(717,476)
Effect of exchange rate on cash and cash equivalents	124	(1,219)
Net decrease in cash and cash equivalents	(652,464)	(377,046)
Cash and cash equivalents, beginning of period	2,689,110	3,066,156
Cash and cash equivalents, end of period	$2,036,646	$2,689,110
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$292,678	$343,682
Income taxes	$-	$32,227

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2019

On March 15, 2019, our CEO exercised options to purchase 230,000 shares of the Company’s common stock, par value $0.0001 per share, pursuant to option awards previously granted under the Company’s 2006 Long-Term Incentive Plan.

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

We manufacture large scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations and customers are located in the United States.

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

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S. based deposits are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with a large national China-based bank was $8,606 and $1,809 at March 31, 2019 and 2018, respectively.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as receivables in the consolidated balance sheets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2019 and 2018.

Inventories - Work-in-process and raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

Contract Assets - Contract assets represent the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time, including retention amounts. The amount of contract assets recorded in the consolidated balance sheet reflects revenue recognized on contracts less associated advances and progress billings. These amounts are billed in accordance with the agreed-upon contract terms or upon achievement of contract milestones. Contract assets are transferred to accounts receivable when the right becomes unconditional.

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

In accordance with Accounting Standards Codification No. 360, Property, Plant & Equipment (ASC 360), our property, plant and equipment is tested for impairment when triggering events occur and, if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Debt Issuance Costs - Costs incurred in connection with obtaining financing for long-term debt are capitalized and presented as a reduction of the carrying amount of the related debt. Costs incurred in connection with obtaining financing for revolving credit facilities and lines of credit are capitalized and presented as other noncurrent assets. Loan acquisition costs are being amortized using the effective interest method over the term of the loan.

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

Revenue Recognition - Effective April 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and related amendments. Prior to April 1, 2018, the Company recognized revenue in accordance with ASC Topic 605 - Revenue Recognition, or ASC 605, utilizing the units of delivery measure of the percentage-of-completion method of accounting. For additional information on the new standard and the impact on our results of operations, refer to Note 3: Accounting Standards Updates.

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

The Company and its customers occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2019, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the fiscal year ended March 31, 2019.

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

Shipping and handling fees and costs incurred in connection with products sold under ASC 606 are recorded in cost of sales in the consolidated statements of operations and comprehensive income (loss), and are not considered a performance obligation to our customers.

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

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. Costs allocable to undelivered units are reported as work in process, a component of inventory, in the consolidated balance sheet. Pre-contract fulfillment costs requiring capitalization are not material.

Selling, general and administrative - Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office rent, supplies, insurance, legal, accounting, tax, telephone and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

	2019	2018
Salaries and related expenses	$1,598,555	$1,843,505
Professional fees	713,461	721,585
Other general and administrative	434,527	443,912
Total Selling, General and Administrative	$2,746,543	$3,009,002

Stock-based Compensation - Stock-based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $137,352 and $303,175 for the fiscal years ended March 31, 2019 and 2018, respectively. See Note 13 - Stock-Based Compensation for additional disclosures related to stock based compensation.

Net Income (Loss) per Share of Common Stock - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted net income (loss) per common share is calculated using net income (loss) divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock and stock options calculated using the treasury stock method. See Note 12 – Capital Stock and Earnings per Share for additional disclosures related to net income (loss) per share.

Operating Leases - Operating leases are charged to operations on a straight-line basis over the term of the lease. We lease certain office space in China under a non-cancelable operating lease agreement. The lease expires in October 2019.

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

NOTE 3 – ACCOUNTING STANDARDS UPDATE

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

With the adoption of ASC 606 the Company changed its revenue recognition model. Revenue is now recognized at a point in time, or over time, using an inputs based methodology that recognizes revenue on cost incurred and labor hours expended, which is different than the units-of-delivery methodology previously utilized under ASC 605. The Company also modified and expanded its disclosures as they relate to revenues and contract balances under ASC 606.

In conformity with the new revenue guidelines, unbilled accounts receivable are classified as contract assets and advance payments and billings in excess of revenue are classified as contract liabilities as of March 31, 2019 and 2018.

The adoption of ASC 606 resulted in a cumulative increase to retained earnings of $19,647, net of $7,385 of income tax expense, as of April 1, 2018, driven by changes in contract assets and liabilities. For the fiscal year ended March 31, 2019, we recorded additional revenue of $7.6 million, due to the change in revenue recognition when compared to ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, risk of loss was tied to delivery. The new guidance was applied to all incomplete contracts at the date of initial application. The following table compares the opening and closing balances for inventories, contract assets and contract liabilities:

	March 31, 2019	April 1, 2018
		As adjusted
Inventories	$1,240,315	$976,693
Contract assets	$4,390,832	$2,056,414
Contract liabilities	$740,947	$890,802

The following tables summarize the impact of the adoption of ASC 606 on the consolidated financial statements. The adjustments are the result of timing differences between the recognition of revenue under ASC 606 and ASC 605. Under ASC 605 the Company did not recognize revenue prior to delivery if payment, title, or risk of loss was tied to delivery. Under ASC 606, the Company generally recognizes revenue over time prior to delivery, as control over the promised goods and services transfers to the customer.

Consolidated Balance Sheet:	March 31, 2019
	As reported	Adjustments	ASC 605
ASSETS
Contract assets	$4,390,832	$(4,390,832)	$—
Inventories	$1,240,315	$2,324,475	$3,564,790
Deferred tax assets	$2,004,346	$777,679	$2,782,025
LIABILITIES
Contract liabilities	$740,947	$763,771	$1,504,718
Accrued expenses	$753,499	$(51,546)	$701,953
SHAREHOLDERS’ EQUITY
Retained earnings (accumulated deficit)	$993,339	$(1,981,256)	$(987,917)

Consolidated Statement of Operations:	Fiscal year ended March 31, 2019
	As reported	Adjustments	ASC 605
Net sales	$16,702,558	$(7,615,843)	$9,086,715
Cost of sales	$12,118,190	$(4,861,472)	$7,256,718
Selling, general and administrative	$2,746,543	$(2,822)	$2,743,721
Income (loss) before income taxes	$1,524,033	$(2,751,549)	$(1,227,516)
Income tax provision (benefit)	$423,357	$(770,293)	$(346,936)
Net income (loss)	$1,100,676	$(1,981,256)	$(880,580)
Net income (loss) per share – basic	$0.04	$(0.07)	$(0.03)
Net income (loss) per share – diluted	$0.04	$(0.07)	$(0.03)

Consolidated Statement of Cash Flows:	Fiscal year ended March 31, 2019
	As reported	Adjustments	ASC 605
Net income (loss)	$1,100,676	$(1,981,256)	$(880,580)
Change in contract loss provision	$(143,105)	$70,838	$(72,267)
Deferred income taxes	$423,357	$(770,293)	$(346,936)
Changes in operating assets and liabilities:
Inventories	$(263,622)	$(2,324,475)	$(2,588,097)
Contract assets	$(2,334,418)	$4,390,832	$2,056,414
Accrued expenses	$246,501	$(122,384)	$124,117
Contract liabilities	$(149,855)	$763,771	$613,916

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

Issued Standards Not Yet Adopted

In July 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides entities with an additional and optional transition method to adopt the new leases standard. Under the new transition method, an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU 2018-11 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We do not expect that the adoption of ASU 2018-11 on April 1, 2019 will have a material impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We do not expect that the adoption of ASU 2018-07 on April 1, 2019 will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  We do not expect that the adoption of ASU 2016-02 on April 1, 2019 will have a material impact on our financial statements.

NOTE 4 - REVENUE

The Company generates its revenues primarily from performance obligations completed under contracts with customers in three main market sectors: defense, energy and precision industrial. The period over which the Company performs is generally less than one year. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Year ended March 31, 2019	$14,036,638	$2,403,732	$262,188	$16,702,558
Year ended March 31, 2018	$15,744,494	$2,251,536	$703,964	$18,792,994

Net Sales by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2019	$15,771,213	$931,345	$16,702,558

As of March 31, 2019, the Company had $12.6 million of remaining performance obligations, of which $9.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next 24 months.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the years ended:

	March 31, 2019		March 31, 2018
Customer	Amount	Percent	Amount		Percent
A	$5,332,515	32%		$5,462,718	29%
B	$3,223,967	19%	$	*	* %
C	$3,196,625	19%		$4,978,432	27%

*Less than 10% of total

In our Consolidated Balance Sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2019, we recognized revenue of $0.9 million related to our contract liabilities at April 1, 2018. At March 31, 2019 contract assets consisted of the following:

Contract assets	Unbilled	Progress payments	Total
March 31, 2019	$9,324,361	$(4,933,529)	$4,390,832

NOTE 5 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At March 31, 2019, there were trade accounts receivable balances outstanding from three customers comprising 82% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2019			March 31, 2018
Customer	Dollars		Percent	Dollars		Percent
A		$339,032	34%	$	*	* %
B		$246,019	24%		$432,084	30%
C		$244,500	24%	$	*	* %
D	$	*	* %		$394,454	27%
E	$	*	* %		$263,098	18%

*less than 10% of total

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:	2019	2018
Land	$110,113	$110,113
Building and improvements	3,249,577	3,252,908
Machinery equipment, furniture and fixtures	10,238,870	10,058,797
Construction in progress	-	24,263
Equipment under capital leases	54,376	54,376
Total property, plant and equipment	13,652,936	13,500,457
Less: accumulated depreciation	(8,792,327)	(8,298,009)
Total property, plant and equipment, net	$4,860,609	$5,202,448

Depreciation expense, which includes amortization of equipment under capital leases, for the years ended March 31, 2019 and 2018 was $749,755 and $704,284, respectively. Accumulated amortization of equipment accounted for as capitalized leases was $24,469 and $13,594 at March 31, 2019 and 2018, respectively.

We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the year ended March 31, 2019 and 2018 was $2,466 and $14,791, respectively.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets included the following as of March 31:	2019	2018
Payments advanced to suppliers	$133,861	$82,520
Prepaid insurance	203,601	211,823
Prepaid subscriptions	27,096	38,836
Prepaid taxes	31,707	59,792
Refundable AMT credits	60,841	-
Employee advances	15,380	26,869
Other	25,573	30,700
Total	$498,059	$450,540

NOTE 8 - OTHER NONCURRENT ASSETS

Other noncurrent assets as of March 31:	2019	2018
Deferred financing costs	$7,245	$19,045
Less: Accumulated amortization	(1,012)	(12,185)
Total	$6,233	$6,860

In fiscal 2019 we amortized $6,860 of deferred financing costs related to the initial term of our revolving line of credit which expired in December 2018. In December 2018 we paid $7,245 in closing costs to renew our revolving line of credit with Berkshire Bank. At March 31, 2019, there are no amounts outstanding under the line of credit. See Note 10 – Debt.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2019	2018
Accrued compensation	$284,651	$383,060
Provision for contract losses	57,792	200,897
Accrued professional fees	267,309	152,501
Accrued project costs	118,929	-
Other	24,818	51,626
Total	$753,499	$788,084

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 10 - DEBT

Long-term debt included the following as of March 31:	2019	2018
Berkshire Term Loan due January 2022	$2,656,985	$2,745,181
People’s Equipment Loan Facility due April 2021	1,606,953	2,271,109
Obligations under capital leases	33,411	47,413
Total debt	$4,297,349	$5,063,703
Less: debt issue costs unamortized	$64,702	$112,075
Total debt, net	$4,232,647	$4,951,628
Less: Current portion of long-term debt	$822,105	$766,354
Total long-term debt, net	$3,410,542	$4,185,274

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank, successor by merger to Commerce Bank & Trust Company.  Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Starting on January 20, 2017, payments on the Term Loan began and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period. There were no amounts outstanding under the Revolver Loan at March 31, 2019.

In connection with the Berkshire Loan Agreement, $2,394,875 of the proceeds from Term Loan were disbursed to Revere High Yield Fund, LP, as payment in full of Ranor’s indebtedness owed to Revere pursuant that certain Term Loan and Security Agreement, dated as of December 22, 2014, by and between Ranor and Revere, as amended.  Ranor retained $426,467 of the proceeds from the Term Loan for general corporate purposes.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR will be measured at the end of each fiscal quarter of the Company.  Pursuant to the Berkshire Loan Agreement, Ranor covenants to cause its balance sheet leverage to be less than or equal to 3.00 to 1.00 for the fiscal year ending March 31, 2018, and less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Company was in compliance with all of the financial covenants at March 31, 2019.

Also, Ranor’s annual capital expenditures cannot exceed $2,500,000 for the fiscal year ended March 31, 2019, $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

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

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amends and modifies Berkshire Loan Agreement, and the related Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Berkshire Loan Agreement and the related promissory note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. There were no amounts outstanding under the Revolver Loan at March 31, 2019.The Company paid $7,245 of expenses related to the execution of the Modification, which are classified as other noncurrent assets.

Other unamortized debt issue costs at March 31, 2019 and 2018 were $32,982 and $45,936, respectively.

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

People’s Capital and Leasing Corp. Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s Capital and Leasing Corp., or People’s.  The MLSA is dated and effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan is secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan will be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty will apply during the first four years of the loan term.  Ranor’s obligations under the MLSA are guaranteed by TechPrecision.  The Company covenants to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR will be measured at the end of each fiscal year of the Company. The Company was in compliance with the DSCR at March 31, 2019. The People’s Loan may be accelerated upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default are subject to certain cure periods. The Company is in compliance with all of the financial covenants at March 31, 2019.

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

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amends the definition of “Permitted Liens” under the MLSA to include the liens held by Berkshire Bank pursuant to the terms of the Berkshire Loan Agreement and to delete the reference to the liens held by a former creditor of the Company.

At March 31, 2018, the Company was in violation of the DSCR covenant. Under our loan with People’s, the Company is required to meet certain financial covenants applicable while the debt remains outstanding, including among other things, that the Company maintain a DSCR, of at least 1.5 to 1.0 during the term of the People’s Loan. On May 22, 2018, the Company obtained a waiver of the breach of such covenant from People’s, which waiver covered the breach that otherwise would have occurred in connection with the DSCR testing at March 31, 2018. Subject to the lapse of any applicable cure period, a default under the People’s Loan could have caused the acceleration of all outstanding obligations under the People’s Loan. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. This waiver did not apply to any future periods. Concurrent with the execution and delivery of the waiver, the Company agreed to pay People’s a covenant waiver processing fee.

Unamortized debt issue costs at March 31, 2019 and 2018, were $31,720 and 66,139, respectively.

Capital Lease

We entered into a capital lease for certain office equipment. The lease term is for 60 months, bears interest at 7.9% per annum and requires monthly payments of principal and interest of approximately $1,100.

Future payments for all of our debt including the capital lease are as follows: 2020: $822,105, 2021: $887,244 and 2022: $2,588,000.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

NOTE 11 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects income from continuing operations by location, and the provision for income taxes and the effective tax rate for the applicable fiscal years ended March 31:

	2019	2018
U.S. operations	$1,390,485	$316,520
Foreign operations	133,548	242,058
Income before income taxes	1,524,033	558,578
Income tax expense	423,357	824,486
Net income (loss)	$1,100,676	$(265,908)

The income tax expense consists of the following as of March 31:

	2019	2018
Current
Federal	$-	$(896)
State	-	-
Total Current	$-	$(896)
Deferred
Federal	252,482	907,531
State	170,875	(82,149)
Total Deferred	$423,357	$825,382
Income tax expense	$423,357	$824,486

A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) follows for fiscal years ended March 31:

	2019	2018
U.S. statutory income tax	$320,047	$172,012
State income tax, net of federal benefit	63,933	(22,672)
Stock based compensation	30,497	8,764
Change in valuation allowance	(32,642)	(24,159)
Tax Act rate change impact on deferred taxes	-	703,251
Other	41,522	(12,710)
Income tax expense	$423,357	$824,486
Effective tax rate*	27.8%	147.6%

*Effective tax rate is calculated by dividing the income tax expense by income before income taxes.

Our fiscal 2019 taxes were measured at the new lower U.S. statutory income tax rate of 21%. The Tax Act of 2017 reduced the maximum U.S. statutory income tax rate from 35% to 21%, effective January 1, 2018. With the enactment of the Tax Act of 2017, our fiscal 2018 financial results included a re-measurement of our U.S. deferred tax assets at the new lower 21% U.S. statutory income tax rate. U.S. tax law requires that taxpayers with a fiscal year that begins before and ends after the effective date of a rate change calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ended March 31, 2018, the Company’s U.S. income tax rate was 30.79%. For the year ended March 31, 2018, the Company's effective tax rate differed from the U.S, statutory income tax rate primarily as a result of the increase in deferred federal tax expense attributable to the recalculation of the Company's net deferred tax assets and associated valuation allowance to reflect the impact of the corporate income tax rate decrease included in the Tax Act. This reduced the Company's net deferred tax assets by approximately $0.7 million, which was recorded as additional income tax expense for the fiscal year ended March 31, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. We finalized our analysis within the measurement period in accordance with SAB 118 after completing a review of additional guidance issued by the Internal Revenue Service and tax accounting estimates made at March 31, 2018. During the year ended March 31, 2019, we did not make any changes to the provisional amounts recorded in our March 31, 2018 Annual Report on Form 10-K in connection with the Tax Act.

The following table summarizes the components of deferred income tax assets and liabilities:

	2019	2018
Deferred Tax Assets:
Compensation	$334,090	$358,439
AMT tax credits	60,841	121,682
Other liabilities not currently deductible	94,207	96,769
Stock based compensation awards	224,975	285,411
Net operating loss carryforward	3,814,321	3,397,921
Valuation allowance	(1,701,276)	(1,733,918)
Total Deferred Tax Assets	$2,827,158	$2,526,304
Deferred Tax Liabilities:
Contract accounting methods	$(751,723)	$-
Accelerated depreciation	(71,089)	(480,006)
Total Deferred Tax Liabilities	$(822,812)	$(480,006)
Net Deferred Tax Asset	$2,004,346	$2,046,298

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

The valuation allowance on deferred tax assets was approximately $1.7 million at March 31, 2019 and 2018. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

The following table summarizes carryforwards of net operating losses as of March 31, 2019:

	Amount	Begins to Expire:
Federal net operating losses	$8,278,972	2026
State net operating losses	$27,915,086	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.5 million. As such, at March 31, 2019, we have approximately $7.7 million of post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2016 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income.

NOTE 12 - CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2019 and March 31, 2018. There were 29,234,594 and 28,824,593 shares of common stock outstanding at March 31, 2019 and March 31, 2018, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2019 and 2018.

Earnings per Share

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31, 2019	March 31, 2018
Basic EPS
Net income (loss)	$1,100,676	$(265,908)
Weighted average shares	28,878,780	28,824,593
Basic income (loss) per share	$0.04	$(0.01)
Diluted EPS
Net income (loss)	$1,100,676	$(265,908)
Dilutive effect of stock options	1,414,890	-
Diluted weighted average shares	30,293,670	28,824,593
Diluted income (loss) per share	$0.04	$(0.01)

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the year ended March 31, 2019 there were 221,000 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations. There were 1,161,077 of potential common stock equivalents that would have been anti-dilutive and were not included in the EPS calculations for the year ended March 31, 2018.

NOTE 13 - STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Plan and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At March 31, 2019, there were 1,572,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

Grant dates	July 2018	November 2017	April 2017
Number of options granted	150,000	200,000	200,000
Grant date stock price	$0.80	$0.60	$0.74
Vesting period	grant date	one year	one year
Grant date fair value	$46,658	$99,720	$120,198
Volatility	104.9%	107.2%	110.1%
Risk-free interest rate	2.58%	2.06%	1.88%
Expected life – years	2.00	6.25	6.40

The following table summarizes information about options for the two most recently completed fiscal years:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2017	3,002,668	$0.387	$1,246,600	5.72
Granted	400,000	$0.670
Expired	(8,000)	$1.960
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800
Exercised	(365,000)	$0.271
Canceled	(241,668)	$1.226
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Vested or expected to vest at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercisable and vested at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2019 and fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes the status of our stock options outstanding but not vested for the year ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding at 3/31/2017	833,334	$0.266
Granted	400,000	$0.670
Vested	(1,133,334)	$0.379
Outstanding at 3/31/2018	100,000	$0.600
Granted	150,000	$0.800
Vested	(250,000)	$0.720
Outstanding at 3/31/2019	-	$-

At March 31, 2019, there was no remaining unrecognized compensation cost related to stock options. The total fair value of shares vested during the year was $96,518. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2019 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,840,000	7.20	$0.37	2,840,000	$0.37
$1.01-$1.96	98,000	1.93	$1.84	98,000	$1.84
Totals	2,938,000			2,938,000

Restricted Stock Awards

On December 7, 2018 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors and a total of 25,000 of restricted stock to our executive officers. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on December 7, 2019, one year following the grant date. Each grantee must be serving as a director or executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the fiscal year ended March 31, 2019 was $40,833. At March 31, 2019 there was $81,667 of total unrecognized compensation cost related to the restricted stock awards.

Issuer Purchase of Equity Securities

On March 15, 2019, Alexander Shen, our CEO, exercised options to purchase shares of the Company’s common stock, par value $0.0001 per share, pursuant to option awards previously granted to Mr. Shen under the Company’s 2016 Long-Term Incentive Plan. Pursuant to authorization from the Company’s Board of directors, the Company agreed to repurchase the resulting 209,556 shares of Common Stock issued to Mr. Shen pursuant to the option exercise at a negotiated price of $0.90 per share (which is equal to the average of the closing trading prices of the Common Stock on the OTC Markets for the five trading days ending March 13, 2019, the date on which the board of directors of the Company authorized the repurchase, less a discount of 10%), for an aggregate purchase price of approximately $188,600.

NOTE 14 - COMMITMENTS

Operating Leases

We lease approximately 1,000 square feet of office space in Wuxi, China. The annual rental cost is approximately $4,000 and the lease expires in October 2019. The lease can be renewed at the end of the lease term. Rent expense for all operating leases for the fiscal years ended March 31, 2019 and 2018 was $3,758 and $3,956, respectively. Future minimum lease payments required under non-cancellable operating leases at March 31, 2019 totaled approximately $1,835.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2019 for future executive salaries was approximately $0.5 million. The aggregate commitment at March 31, 2019 was approximately $0.3 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2019, we had $0.9 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $83,353 and $79,878 for the years ended March 31, 2019 and 2018, respectively.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy.

The Court held a status conference on this matter on February 28, 2019.  At that conference, the Court extended discovery to July 22, 2019.  The Court also ruled that summary judgment motions must be served by August 21, 2019 and filed by September 21, 2019.  Discovery is ongoing.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of March 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Corporate Governance - Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Compliance with Section 16(a) of the Exchange Act.

Information concerning non-compliance with Section 16(a) of the Securities Exchange Act of 1934, if any, will be set forth under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2020 Annual Meeting” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Related Party Transactions - Certain Relationships and Related Transactions” and “Information about our Board of Directors - Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2019 and 2018

Consolidated Statement of Stockholders’ Equity as of March 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017).
10.3†	2006 Long-term Incentive Plan, as restated effective November 22, 2010 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011).
10.4†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013).
10.5†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014).
10.6†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014).
10.7†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 6, 2016).
10.8	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.9	Amendment, dated December 20, 2016, to Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.10	Master Loan and Security Agreement No. 4180, dated as of March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on May 2, 2016).
10.11	Schedule No. 002, dated September 6, 2016, to the Master Loan and Security Agreement No. 4180, dated March 31, 2016, by and between People’s Capital and Leasing Corp. and Ranor, Inc. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on October 7, 2016).
10.12	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 11, 2018).
10.13	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 10, 2018).
10.14	Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission December 21, 2018.)
21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and 2018; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory arrangement or plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

June 27, 2019	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 27, 2019
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 27, 2019
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairman of the Board	June 27, 2019
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 27, 2019
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 27, 2019
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 27, 2019
Walter M. Schenker

