Form 10-Q
period 2019-06-30
TECHPRECISION CORP
filed 2019-08-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2019 was 29,254,594.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,530,353	$2,036,646
Accounts receivable, net	866,062	1,010,443
Contract assets	2,873,611	4,390,832
Inventories	1,201,798	1,240,315
Other current assets	419,840	498,059
Total current assets	8,891,664	9,176,295
Property, plant and equipment, net	4,680,804	4,860,609
Deferred income taxes	1,914,128	2,004,346
Other noncurrent assets, net	5,333	6,233
Total assets	$15,491,929	$16,047,483

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$266,443	$609,082
Accrued expenses	872,949	753,499
Contract liabilities	339,850	740,947
Current portion of long-term debt	837,844	822,105
Total current liabilities	2,317,086	2,925,633
Long-term debt	3,205,112	3,410,542
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,254,594 and 29,234,594 shares issued and outstanding, at June 30, 2019 and March 31, 2019	2,925	2,923
Additional paid in capital	8,730,929	8,693,106
Accumulated other comprehensive income	21,761	21,940
Retained earnings	1,214,116	993,339
Total stockholders’ equity	9,969,731	9,711,308
Total liabilities and stockholders’ equity	$15,491,929	$16,047,483

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,
	2019	2018
Net sales	$4,334,268	$4,098,823
Cost of sales	3,224,767	3,046,299
Gross profit	1,109,501	1,052,524
Selling, general and administrative	741,413	730,465
Income from operations	368,088	322,059
Other income	19,430	2,740
Interest expense	(76,523)	(95,385)
Total other expense, net	(57,093)	(92,645)
Income before income taxes	310,995	229,414
Income tax expense	90,218	65,029
Net income	$220,777	$164,385
Other comprehensive loss:
Foreign currency translation adjustments	(179)	(1,911)
Other comprehensive loss, net of tax	(179)	(1,911)
Comprehensive income	$220,598	$162,474
Net income per share – basic	$0.01	$0.01
Net income per share – diluted	$0.01	$0.01
Weighted average number of shares outstanding – basic	29,253,495	28,824,593
Weighted average number of shares outstanding – diluted	30,711,007	29,096,727

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Effect of adoption of ASC 606					19,647	19,647
Effect of adoption of ASU 2016-16					449,633	449,633
Stock based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180

Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Non-vested restricted stock			30,625			30,625
Shares issued under long-term incentive plan	20,000	2	7,198			7,200
Net income					220,777	220,777
Foreign currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220,777	$164,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,005	185,585
Amortization of debt issue costs	10,741	15,231
Stock based compensation expense	30,625	24,930
Change in contract loss provision	120,393	(15,875)
Deferred income taxes	90,218	65,029
Changes in operating assets and liabilities:
Accounts receivable	144,381	730,574
Contract assets	1,517,221	(2,119,085)
Inventories	38,517	(48,518)
Other current assets	78,219	34,868
Accounts payable	(342,639)	(12,907)
Accrued expenses	5,915	118,339
Contract liabilities	(401,097)	567,517
Net cash provided by (used in) operating activities	1,703,276	(289,927)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,200)	(101,695)
Net cash used in investing activities	(10,200)	(101,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(199,533)	(186,896)
Net cash used in financing activities	(199,533)	(186,896)
Effect of exchange rate on cash and cash equivalents	164	661
Net increase (decrease) in cash and cash equivalents	1,493,707	(577,857)
Cash and cash equivalents, beginning of period	2,036,646	2,689,110
Cash and cash equivalents, end of period	$3,530,353	$2,111,253
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$65,723	$80,066
Income taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019, the condensed consolidated statements of operations and comprehensive income and stockholders’ equity for the three months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended June 30, 2019 and 2018 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, or the 2019 Form 10-K, filed with the SEC on June 27, 2019.

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to contract accounting, accounts receivable, inventories, the recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

On April 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, or Accounting Standards Codification 842 (ASC 842) and all the related amendments using the modified retrospective method. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The most significant effects of the standard on our condensed consolidated financial statements are (1) the recognition of new right-of-use asset and lease liability on our condensed consolidated balance sheet for our operating lease, and (2) new disclosures about our leasing activities (see Note 12). The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations, balance sheet or cash flows.

We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations.

We also adopted the following ASUs effective April 1, 2019, none of which had a material impact to our financial statements or financial statement disclosures: ASU 2108-13 Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement, ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, and ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended June 30, 2019	$3,409,291	$261,666	$663,311	$4,334,268
Three months ended June 30, 2018	$3,809,087	$261,430	$28,306	$4,098,823

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2019	$3,052,938	$1,281,330	$4,334,268
Three months ended June 30, 2018	$3,838,927	$259,896	$4,098,823

As of June 30, 2019, the Company had $12.5 million of remaining performance obligations, of which $9.6 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next 24 months.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the three months ended:

	June 30, 2019			June 30, 2018
Customer	Amount		Percent	Amount		Percent
A		$1,255,055	29%		$1,593,440	39%
B	$	*	* %		$1,015,148	25%
C		$1,050,577	24%	$	*	*	%
D		$618,019	14%	$	*	*	%
E		$549,192	13%	$	*	*	%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2020, we recognized revenue of $0.2 million related to our contract liabilities at March 31, 2019. At June 30, 2019 contract assets consisted of the following:

Contract assets	Unbilled	Progress payments	Total
June 30, 2019	$8,771,341	$(5,897,730)	$2,873,611
March 31, 2019	$9,324,361	$(4,933,529)	$4,390,832

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $90,218 and $65,029 for the three months ended June 30, 2019 and 2018, respectively. The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended June 30, 2019 and 2018 was 29.0% and 28.4%.

The valuation allowance on deferred tax assets was approximately $1.7 million at June 30, 2019. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	June 30, 2019	June 30, 2018
Basic EPS
Net income	$220,777	$164,385
Weighted average shares	29,253,495	28,824,593
Basic income per share	$0.01	$0.01
Diluted EPS
Net income	$220,777	$164,385
Dilutive effect of stock options	1,457,512	272,134
Diluted weighted average shares	30,711,007	29,096,727
Diluted income per share	$0.01	$0.01

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2019 and 2018, there were 98,000 and 862,668, respectively, of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

NOTE 7 - STOCK-BASED COMPENSATION

The TechPrecision Corporation 2016 Equity Incentive Plan, or the 2016 Plan, authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility is computed is zero. The risk-free interest rate is selected based upon yields of U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At June 30, 2019, there were 1,572,000 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the two most recently completed fiscal years:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800
Exercised	(365,000)	$0.271
Canceled	(241,668)	$1.226
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	$0.360
Outstanding at 6/30/2019	2,918,000	$0.416	$2,828,800	6.59
Vested or expected to vest at 6/30/2019	2,918,000	$0.416	$2,828,800	6.59
Exercisable and vested at 6/30/2019	2,918,000	$0.416	$2,828,800	6.59

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s common stock. All of the options are vested and exercisable and the maximum contractual term is ten years for option grants.

On April 5, 2019, the Company issued 20,000 shares of the Company’s common stock, par value $0.0001 per share, pursuant to an option award exercised on March 20, 2019, granted previously under the Company’s 2016 Long-Term Incentive Plan. At June 30, 2019, there was no remaining unrecognized compensation cost related to stock options. Other information relating to stock options outstanding at June 30, 2019 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,820,000	7.01	$0.37	2,820,000	$0.37
$1.01-$1.96	98,000	1.68	$1.84	98,000	$1.84
Totals	2,918,000			2,918,000

Restricted Stock Awards

On December 7, 2018 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors and a total of 25,000 shares of restricted stock to our executive officers. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on December 7, 2019, one year following the grant date. Each grantee must be serving as a director or executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the three months ended June 30, 2019 was $30,625. At June 30, 2019 there was $51,042 of total unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2019, there were trade accounts receivable balances outstanding from four customers comprising 88% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2019			March 31, 2019
Customer	Dollars		Percent	Dollars		Percent
A	$	*	* %		$339,032	34%
B		$268,538	31%		$246,019	24%
C		$225,491	26%	$	*	*	%
D	$	*	* %		$244,500	24%
E		$162,494	19%	$	*	*	%
F		$103,300	12%	$	*	*	%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	June 30, 2019	March 31, 2019
Payments advanced to suppliers	$88,628	$133,861
Prepaid insurance	158,998	203,601
Prepaid subscriptions	31,723	27,096
Prepaid taxes	31,707	31,707
Refundable AMT credits	60,841	60,841
Employee advances	22,219	15,380
Other	25,724	25,573
Total	$419,840	$498,059

NOTE 10 - ACCRUED EXPENSES

	June 30, 2019	March 31, 2019
Accrued compensation	$348,053	$284,651
Provision for contract losses	178,185	57,792
Accrued professional fees	265,532	267,309
Accrued project costs	42,572	118,929
Other	38,607	24,818
Total	$872,949	$753,499

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

	June 30, 2019	March 31, 2019
Berkshire Term Loan due January 2022	$2,634,481	$2,656,985
People’s Equipment Loan Facility due April 2021	1,432,582	1,606,953
Obligation under finance lease	30,753	33,411
Total debt	$4,097,816	$4,297,349
Less: debt issue costs unamortized	$54,860	$64,702
Total debt, net	$4,042,956	$4,232,647
Less: Current portion of long-term debt	$837,844	$822,105
Total long-term debt, net	$3,205,112	$3,410,542

Berkshire Term Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Payments on the Term Loan began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan will be subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bear interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period. There were no amounts outstanding under the Revolver Loan at June 30, 2019 and March 31, 2019.

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at June 30, 2019 and March 31, 2019.

Also, Ranor’s annual capital expenditures cannot exceed $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

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

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amends and modifies the Berkshire Loan Agreement, and the related Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Berkshire Loan Agreement and the related promissory note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. There were no amounts outstanding under the Revolver Loan at June 30, 2019 and March 31, 2019.The Company paid $7,245 of expenses related to the execution of the Modification, which are classified as other noncurrent assets.

Other unamortized debt issue costs at June 30, 2019 and March 31, 2019 were $29,833 and $32,982, respectively.

People’s Equipment Loan Facility

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

Unamortized debt issue costs at June 30, 2019 and March 31, 2019, were $25,027 and 31,720, respectively.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

Finance Lease

See Note 12 for information regarding our obligations under the finance lease.

NOTE 12 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. The lease classified as an operating lease has a remaining term of three months and is reported in other current assets on our condensed consolidated balance sheet. Right-of-use assets and liabilities on our condensed consolidated balance sheet at June 30, 2019 were:

June 30, 2019
Operating lease:
Other current assets	$898
Other current liabilities	$898
Finance lease:
Property, plant and equipment	$54,376
Accumulated depreciation	27,188
Net property, plant and equipment	$27,188
Current portion of long-term debt	$11,168
Long-term debt	$19,585
Total finance lease liabilities	$30,753

One payment remains under our operating lease. Future payments for our finance lease are as follows: 2020: $9,900, 2021: $13,200 and 2022: $11,000. The amount representing finance lease interest is $3,347.

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	June 30, 2019
Operating lease amortization	$865
Operating lease interest	$59
Finance lease amortization	$2,719
Finance lease interest	$779

Weighted average lease term and discount rate at:	June 30, 2019
Lease term (years)	2.58
Lease rate	8%

Supplemental cash flow information related to leases for the period ended:	June 30, 2019
Cash used in operating activities	$924
Cash used in financing activities	$2,658

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $20,073 and $20,520 for the three months ended June 30, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of the results of our operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this quarterly report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to balance the composition of our revenues and effectively control operating expenses;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2019 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

All of our sales recorded for the three months ended June 30, 2019 were generated in the U.S. We have experienced, and continue to experience, customer concentration. For the three months ended June 30, 2019 and 2018, our largest customer accounted for approximately 29% and 39% of reported net sales, respectively. For the three months ended June 30, 2019, we had four customers which accounted for approximately 80% of our revenue, in the aggregate. Our sales order backlog at June 30, 2019 and March 31, 2019 was approximately $14.0 million and $12.6 million, respectively.

For the three months ended June 30, 2019, our net sales and net income were $4.3 million and $0.3 million, respectively, compared with net sales of $4.1 million and net income of $0.2 million for the three months ended June 30, 2018.  Our gross margin for the three months ended June 30, 2019 and 2018 was 25.6% and 25.7%, respectively. Our gross margin for the three months ended June 30, 2019 was impacted by higher cost of sales due to changeover activity to new projects. We generated $1.7 million of cash from operating activities in three months ended June 30, 2019 and had a cash balance of $3.5 million at June 30, 2019.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management's most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2019 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2019.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the condensed consolidated financial statements in “Item 1. Financial Statements” for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

Three Months Ended June 30, 2019 and 2018

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income, in dollars and as a percentage of revenue:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,334	100%	$4,098	100%	$236	6%
Cost of sales	3,224	74%	3,046	74%	178	6%
Gross profit	1,110	26%	1,052	26%	58	6%
Selling, general and administrative	742	17%	730	18%	12	2%
Income from operations	368	8%	322	8%	47	14%
Other expense, net	(57)	(1)%	(93)	(2)%	36	38%
Income before taxes	311	7%	229	6%	82	35%
Income tax expense	90	2%	65	2%	25	38%
Net income	$221	5%	$164	4%	$57	34%

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $4.3 million for the three months ended June 30, 2019, or 6% higher when compared to net sales for the three months ended June 30, 2018 of $4.1 million.

Net sales to industrial markets increased by $0.6 million when compared to the three months ended March 31, 2018, primarily from completed projects of large medical device components. Revenue from energy markets were unchanged for the comparable periods.

For the three months ended June 30, 2019, net sales in our defense markets decreased by $0.4 million when compared to the three months ended June 30, 2018. Defense market revenue was lower during the quarterly period due to the timing of revenue recognition and related project closing and startup activities. Our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2019 were $3.2 million compared to $3.0 million for the three months ended June 30, 2018. The increase in costs of sales was the result of under absorbed factory overhead and an increase in costs on certain projects.

Gross margin was relatively unchanged at 25.6% for the three months ended June 30, 2019 and 25.7% for the three months ended June 30, 2018. Gross profit was $1.1 million for the three months ended June 30, 2019, or 6% higher when compared to the three months ended June 30, 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2019 increased by $11,000 due primarily to an increase in professional fees almost entirely offset by a decrease in salary expense when compared to the three months ended June 30, 2018.

Other Expense, net

Interest expense and debt cost amortization was lower for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, and will continue to decrease as we amortize debt principal to maturity. The three months ended June 30, 2019 other income includes proceeds from the sale of machinery and equipment for $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended:

	June 30, 2019	June 30, 2018	$ Change	% Change
Other income, net	$19,430	$2,740	$16,690	nm %
Interest expense	$(65,782)	$(80,066)	$14,284	18%
Amortization of debt issue costs	$(10,741)	$(15,319)	$4,578	30%

Income Taxes

For the three months ended June 30, 2019 we recorded tax expense of $90,218 compared to tax expense of $65,029 for the three months ended June 30, 2018. The higher tax expense for the three months ended June 30, 2019 was primarily the result of higher pretax profit.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The valuation allowance on deferred tax assets at June 30, 2019 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income

As a result of the foregoing, for the three months ended June 30, 2019, we recorded net income of $0.3 million, or $0.01 per share basic and fully diluted, compared with net income of $0.2 million, or $0.01 per share basic and fully diluted, for the three months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $3.5 million and working capital of $6.6 million. We believe our available cash plus cash provided from operations during fiscal 2020 will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.  We also have a revolving line of credit with Berkshire Bank available as a resource, if necessary. The table below presents selected liquidity and capital measures for the periods ended:

(dollars in thousands)	June 30, 2019	March 31, 2019	Change Amount
Cash and cash equivalents	$3,530	$2,037	$1,493
Working capital	$6,575	$6,250	$325
Total debt	$4,098	$4,297	$(199)
Total stockholders’ equity	$9,970	$9,711	$259

The following table summarizes the primary components of cash flows for the three months ended:

(dollars in thousands)	June 30, 2019	June 30, 2018	Change Amount
Cash flows provided by (used in):
Operating activities	$1,703	$(290)	$1,993
Investing activities	(10)	(102)	92
Financing activities	(199)	(187)	(12)
Effect of exchange rates on cash	-	1	(1)
Net increase (decrease) in cash	$1,494	$(578)	$2,072

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the three months ended June 30, 2019 was $1.7 million compared with cash used in operations of $0.3 million for fiscal 2018, an increase of $2.0 million.

Favorable timing with project completions and customer delivery schedules in the current period resulted in higher amounts of cash generated for the three months ended June 30, 2019. We had a lower number of customer projects in production at June 30, 2018, which led to a slow cash build at the beginning of fiscal 2019. Fiscal 2019 was marked by an increase in customer project activity which resulted in more cash used to ramp up production offset in part by cash collected from customer advances and progress payments.

Investing activities

We anticipate that we will continue to make incremental investments in new factory machinery and equipment over the next twelve months. Net cash used in investing activities totaled $10,200 for the three months ended June 30, 2019. We expended approximately $101,695 for new factory machinery and equipment for the three months ended June 30, 2018.

Financing activities

We used $0.2 million in financing activities for the three months ended June 30, 2019 and 2018 for monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net increase in cash of $1.5 million for the three months ended June 30, 2019 compared with a decrease in cash of $0.6 million for the three months ended June 30, 2018.

Off-Balance Sheet Arrangements

We do not currently have, and have not had any off-balance sheet assets, liabilities or arrangements at June 30, 2019.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $0.3 million for the three months ended June 30, 2019, as compared to net income of $0.2 million for the three months ended June 30, 2018. EBITDA, a non-GAAP financial measure, was $0.6 million for the three months ended June 30, 2019, as compared to $0.5 million for the three months ended June 30, 2018. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the three months ended:

(dollars in thousands)	June 30, 2019	June 30, 2018	Change Amount
Net income	$221	$164	$147
Income tax expense	90	65	25
Interest expense (1)	76	95	(19)
Depreciation	190	186	4
EBITDA	$577	$510	$67

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information.

Item 6. Exhibits.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and 2018; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.

†	Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

August 13, 2019	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

