Form 10-Q
period 2019-09-30
TECHPRECISION CORP
filed 2019-11-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2019 was 29,254,594.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,554,512	$2,036,646
Accounts receivable, net	826,841	1,010,443
Contract assets	3,589,021	4,390,832
Inventories	1,902,965	1,240,315
Other current assets	619,833	498,059
Total current assets	9,493,172	9,176,295
Property, plant and equipment, net	4,492,123	4,860,609
Deferred income taxes	2,021,704	2,004,346
Other noncurrent assets, net	10,263	6,233
Total assets	$16,017,262	$16,047,483

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$783,393	$609,082
Accrued expenses	859,585	753,499
Contract liabilities	816,385	740,947
Current portion of long-term debt	853,888	822,105
Total current liabilities	3,313,251	2,925,633
Long-term debt	2,994,835	3,410,542
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,254,594 and 29,234,594 shares issued and outstanding, at September 30, 2019 and March 31, 2019	2,925	2,923
Additional paid in capital	8,761,554	8,693,106
Accumulated other comprehensive income	21,602	21,940
Retained earnings	923,095	993,339
Total stockholders’ equity	9,709,176	9,711,308
Total liabilities and stockholders’ equity	$16,017,262	$16,047,483

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$3,074,076	$3,621,185	$7,408,344	$7,720,008
Cost of sales	2,660,558	2,526,085	5,885,325	5,572,384
Gross profit	413,518	1,095,100	1,523,019	2,147,624
Selling, general and administrative	740,967	751,037	1,482,380	1,481,502
(Loss) income from operations	(327,449)	344,063	40,639	666,122
Other income	1,448	4,275	20,878	7,015
Interest expense	(72,596)	(90,249)	(149,119)	(185,634)
Total other expense, net	(71,148)	(85,974)	(128,241)	(178,619)
(Loss) income before income taxes	(398,597)	258,089	(87,602)	487,503
Income tax (benefit) expense	(107,576)	77,374	(17,358)	142,403
Net (loss) income	$(291,021)	$180,715	$(70,244)	$345,100
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	$(159)	$(509)	$(338)	$(2,420)
Other comprehensive (loss) income, net of tax	$(159)	$(509)	$(338)	$(2,420)
Comprehensive (loss) income	$(291,180)	$180,206	$(70,582)	$342,680
Net (loss) income per share basic	$(0.01)	$0.01	$(0.00)	$0.01
Net (loss) income per share diluted	$(0.01)	$0.01	$(0.00)	$0.01
Weighted average number of shares outstanding: Basic	29,254,594	28,824,593	29,254,048	28,824,593
Diluted	29,254,594	30,150,485	29,254,048	30,054,055

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Effect of adoption of ASC 606					19,647	19,647
Effect of adoption of ASU 2016-16					449,633	449,633
Stock based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180
Stock based compensation			71,588			71,588
Net income					180,715	180,715
Foreign currency translation adjustment				(509)		(509)
Balance 9/30/2018	28,824,593	$2,882	$8,658,513	$21,816	$237,763	$8,920,974

Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Non-vested restricted stock			30,625			30,625
Shares issued under long-term incentive plan	20,000	2	7,198			7,200
Net income					220,777	220,777
Foreign currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731
Non-vested restricted stock			30,625			30,625
Net loss					(291,021)	(291,021)
Foreign currency translation adjustment				(159)		(159)
Balance 9/30/2019	29,254,594	$2,925	$8,761,554	$21,602	$923,095	$9,709,176

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,244)	$345,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	380,030	372,060
Amortization of debt issue costs	20,770	29,846
Stock based compensation expense	61,250	96,518
Change in contract loss provision	186,603	15,255
Deferred income taxes	(17,358)	142,403
Changes in operating assets and liabilities:
Accounts receivable	183,602	629,238
Contract assets	801,811	(1,142,803)
Inventories	(662,650)	(3,501,075)
Other current assets	(121,774)	19,924
Accounts payable	174,311	685,733
Accrued expenses	(73,954)	121,343
Contract liabilities	75,438	1,503,079
Net cash provided by (used in) operating activities	937,835	(683,379)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,544)	(228,148)
Net cash used in investing activities	(11,544)	(228,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(5,835)	--
Repayment of long-term debt	(402,889)	(377,323)
Net cash used in financing activities	(408,724)	(377,323)
Effect of exchange rate on cash and cash equivalents	299	978
Net increase (decrease) in cash and cash equivalents	517,866	(1,287,872)
Cash and cash equivalents, beginning of period	2,036,646	2,689,110
Cash and cash equivalents, end of period	$2,554,512	$1,401,238
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$128,267	$155,787
Income taxes	$--	$--

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019, the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ equity for the three and six months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended September 30, 2019 and 2018 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 - ACCOUNTING STANDARDS UPDATE

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

We also adopted the following ASUs effective April 1, 2019, none of which had a material impact to our financial statements or financial statement disclosures: ASU 2018-13 Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement, ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, and ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

NOTE 4 - REVENUE

The Company generates its revenues from performance obligations completed under contracts with customers in three main market sectors: defense, energy and precision industrial. The period over which the Company performs is generally less than one year. The Company invoices and receives related payments based on performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended September 30, 2019	$2,862,936	$68,628	$142,512	$3,074,076
Three months ended September 30, 2018	$3,336,930	$139,267	$144,988	$3,621,185
Six months ended September 30, 2019	$6,524,964	$77,557	$805,823	$7,408,344
Six months ended September 30, 2018	$7,310,910	$235,804	$173,294	$7,720,008

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2019	$2,612,089	$461,987	$3,074,076
Three months ended September 30, 2018	$3,389,209	$231,976	$3,621,185
Six months ended September 30, 2019	$5,665,028	$1,743,316	$7,408,344
Six months ended September 30, 2018	$7,228,136	$491,872	$7,720,008

As of September 30, 2019, the Company had $16.4 million of remaining performance obligations, of which $8.5 million were less than 50% complete. We expect to recognize all of the remaining performance obligations as revenue within the next 24 months.

We are dependent each year on a small number of customers who generate a significant portion of our business. These customers change from year to year. The following table lists customers who accounted for more than 10% of our net sales:

	Three months ended September 30, 2019			Three months ended September 30, 2018				Six months ended September 30, 2019			Six months ended September 30, 2018
Customer	Amount		Percent	Amount		Percent		Amount		Percent	Amount		Percent
A		$663,855	22%	$	*	*	%		$1,386,249	19%	$	*	*	%
B		$510,599	17%		$585,873	16%			$1,098,129	15%		$1,601,021	21%
C	$	*	* %		$1,516,399	42%			$1,097,563	15%		$3,109,839	40%
D		$815,742	27%		$619,094	17%			$1,104,747	15%		$993,048	13%
E		$305,114	10%	$	*	*	%		$923,133	12%	$	*	*	%
F		$336,935	11%	$	*	*	%	$	*	* %	$	*	*	%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2020, we recognized revenue of $0.5 million related to our contract liabilities at March 31, 2019. At September 30, 2019 contract assets consisted of the following:

Contract assets	Unbilled	Less: Progress payments	Total
September 30, 2019	$8,952,654	$5,363,633	$3,589,021
March 31, 2019	$9,324,361	$4,933,529	$4,390,832

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. We recorded an income tax benefit of $17,358 for the six months ended September 30, 2019. Income tax expense was $142,403 for the six months ended September 30, 2018. The Company's effective tax rates for the six months ended September 30, 2019 and 2018 were 19.8% and 29.2%, respectively.

The valuation allowance on deferred tax assets was approximately $1.7 million at September 30, 2019. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Six months ended September 30, 2019	Six months ended September 30, 2018
Basic EPS:
Net (loss) income	$(291,021)	$180,715	$(70,244)	$345,100
Weighted average shares	29,254,594	28,824,593	29,254,048	28,824,593
Basic (loss) income per share	$(0.01)	$0.01	$(0.00)	$0.01
Diluted EPS:
Net (loss) income	$(291,021)	$180,715	$(70,244)	$345,100
Dilutive effect of stock options	--	1,325,892	--	1,229,462
Diluted weighted average shares	29,254,594	30,150,485	29,254,048	30,054,055
Diluted (loss) income per share	$(0.01)	$0.01	$(0.00)	$0.01

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended September 30, 2019, there were 2,968,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. For the three and six months ended September 30, 2018, there were 642,668, and 596,668, respectively, of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations above.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility is computed is zero. The risk-free interest rate is selected based upon yields of U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At September 30, 2019, there were 1,572,000 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the most recently completed periods:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800
Exercised	(365,000)	$0.271
Canceled	(241,668)	$1.226
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	$0.360
Outstanding at 9/30/2019	2,918,000	$0.416	$3,505,600	6.45
Vested or expected to vest at 9/30/2019	2,918,000	$0.416	$3,505,600	6.45
Exercisable and vested at 9/30/2019	2,918,000	$0.416	$3,505,600	6.45

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on the fair market value of the Company’s common stock. All of the options are vested and exercisable and the maximum contractual term is ten years for option grants.

On April 5, 2019, the Company issued 20,000 shares of the Company’s common stock, par value $0.0001 per share, pursuant to an option award exercised on March 20, 2019, granted previously under the Company’s 2016 Long-Term Incentive Plan. At September 30, 2019, there was no remaining unrecognized compensation cost related to stock options. Other information relating to stock options outstanding at September 30, 2019 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,820,000	6.84	$0.37	2,820,000	$0.37
$1.01-$1.96	98,000	1.43	$1.84	98,000	$1.84
Totals	2,918,000			2,918,000

Restricted Stock Awards

On December 7, 2018 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors and a total of 25,000 shares of restricted stock to our executive officers. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on December 7, 2019, one year following the grant date. Each grantee must be serving as a director or executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the six months ended September 30, 2019 was $61,250. At September 30, 2019 there was $20,417 of total unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2019, there were trade accounts receivable balances outstanding from five customers comprising 99% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2019			March 31, 2019
Customer	Dollars		Percent	Dollars		Percent
A		$197,100	24%	$	*	*	%
B	$	*	* %		$339,032	34%
C		$186,737	23%		$246,019	24%
D	$	*	* %		$244,500	24%
E		$158,314	19%	$	*	*	%
F		$149,500	18%	$	*	*	%
G		$119,850	15%	$	*	*	%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	September 30, 2019	March 31, 2019
Payments advanced to suppliers	$271,995	$133,861
Prepaid insurance	183,967	203,601
Prepaid subscriptions	21,761	27,096
Prepaid taxes	31,707	31,707
Refundable AMT credits	60,841	60,841
Employee advances	23,121	15,380
Other	26,441	25,573
Total	$619,833	$498,059

NOTE 10 - ACCRUED EXPENSES

	September 30, 2019	March 31, 2019
Accrued compensation	$343,907	$284,651
Provision for contract losses	244,395	57,792
Accrued professional fees	184,328	267,309
Accrued project costs	62,311	118,929
Other	24,644	24,818
Total	$859,585	$753,499

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

	September 30, 2019	March 31, 2019
Berkshire Term Loan due January 2022	$2,611,672	$2,656,985
People’s Equipment Loan Facility due April 2021	1,254,745	1,606,953
Obligation under finance lease	28,043	33,411
Total debt	$3,894,460	$4,297,349
Less: debt issue costs unamortized	$45,737	$64,702
Total debt, net	$3,848,723	$4,232,647
Less: Current portion of long-term debt	$853,888	$822,105
Total long-term debt, net	$2,994,835	$3,410,542

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

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at September 30, 2019 and March 31, 2019.

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

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amended and modified the Berkshire Loan Agreement, and the related Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Berkshire Loan Agreement and the related promissory note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. There were no amounts outstanding under the Revolver Loan at September 30, 2019 and March 31, 2019.The Company paid $7,245 of expenses related to the execution of the Modification, which are classified as other noncurrent assets.

Other unamortized debt issue costs at September 30, 2019 and March 31, 2019 were $26,688 and $32,982, respectively.

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

Unamortized debt issue costs at September 30, 2019 and March 31, 2019, were $19,049 and 31,720, respectively.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

Finance Lease

See Note 12 for information regarding our obligations under the finance lease.

NOTE 12 - LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. Our operating lease has expired under the contract terms in October 2019. The following table lists our right-of-use assets and liabilities on our condensed consolidated balance at:

Finance lease:	September 30, 2019
Property, plant and equipment	$54,376
Accumulated depreciation	29,907
Net property, plant and equipment	$24,469
Current portion of long-term debt	$11,391
Long-term debt	$16,652
Total finance lease liabilities	$28,043

Future payments for our finance lease follows by fiscal year: 2020: $6,600, 2021: $13,200 and 2022: $11,000. The amount representing finance lease interest is $2,757. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	September 30, 2019
Operating lease amortization	$1,756
Operating lease interest	$83
Finance lease amortization	$5,437
Finance lease interest	$1,232

Weighted average lease term and discount rate at:	September 30, 2019
Lease term (years)	2.58
Lease rate	8%

Supplemental cash flow information related to leases for the period ended:	September 30, 2019
Cash used in operating activities	$1,756
Cash used in financing activities	$5,437

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $39,663 and $40,825 in the six months ended September 30, 2019 and 2018, respectively.

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

All of our sales recorded for the six months ended September 30, 2019 were generated in the U.S. We have experienced, and continue to experience, customer concentration. For the six months ended September 30, 2019 and 2018, our largest customer accounted for approximately 19% and 40% of reported net sales, respectively. For the six months ended September 30, 2019, we had five customers which accounted for approximately 76% of our revenue, in the aggregate. Our sales order backlog at September 30, 2019 and March 31, 2019 was approximately $16.4 million and $12.6 million, respectively.

For the six months ended September 30, 2019, our net sales were $7.4 million compared with net sales of $7.7 million for the six months ended September 30, 2018.  Our gross margin for the six months ended September 30, 2019 and 2018 was 20.6% and 27.8%, respectively. Our gross margin for the six months ended September 30, 2019 was impacted by higher cost of sales due to under- absorbed factory overhead, project startup activity, and a loss provision for certain customer projects. We generated $0.9 million of cash from operating activities in the six months ended September 30, 2019 and had a cash balance of $2.6 million at September 30, 2019.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2019 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the six months ended September 30, 2019.

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

Three Months Ended September 30, 2019 and 2018

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,074	100%	$3,621	100%	$(547)	(15)%
Cost of sales	2,660	87%	2,526	70%	134	5%
Gross profit	414	13%	1,095	30%	(681)	(62)%
Selling, general and administrative	741	24%	751	21%	(10)	(1)%
(Loss) income from operations	(327)	(11)%	344	9%	(671)	(195)%
Other expense, net	(71)	(2)%	(86)	(2)%	15	17%
(Loss) income before taxes	(398)	(13)%	258	7%	(656)	(254)%
Income tax (benefit) expense	(107)	(4)%	77	2%	(184)	(238)%
Net (loss) income	$(291)	(9)%	$181	5%	$(472)	(261)%

Net Sales

Net sales were $3.1 million for the three months ended September 30, 2019, or 15% lower when compared to net sales for the three months ended September 30, 2018 of $3.6 million. Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Our second quarter was marked by more project startup activity, which can dampen revenue recognition because of a higher number of projects in early production.

Net sales to defense customers decreased by $0.5 million when compared to the three months ended September 30, 2018. Defense market revenue was lower during the quarterly period due to the timing of closed projects and new project startup activity. Our defense backlog remains strong as new orders for components continue to flow from prime defense contractors.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales were $2.7 million for the three months ended September 30, 2019, compared to $2.5 million for the three months ended September 30, 2018. Gross profit was $0.4 million, a $0.7 million decrease when compared to the three months ended September 30, 2018. An increase in the loss provision for certain customer projects and under-absorbed factory overhead impacted our gross profit and gross margin for the three months ended September 30, 2019. As a result, gross margin was 13.5% for the three months ended September 30, 2019, compared to 30.2% for the three months ended September 30, 2018.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2019 decreased by $10,000 when compared to the three months ended September 30, 2018, due primarily to a decrease in salary expense and share-based compensation, offset in part by an increase in professional fees.

Other Expense, net

Interest expense and debt cost amortization was lower for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018, and, absent any changes to outstanding indebtedness, will continue to decrease as we amortize debt principal to maturity. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended:

	September 30, 2019	September 30, 2018	$ Change	% Change
Other income, net	$1,448	$4,275	$(2,827)	(66)%
Interest expense	$(64,515)	$(75,634)	$11,119	15%
Amortization of debt issue costs	$(8,081)	$(14,615)	$6,534	45%

Income Taxes

As a result of the foregoing, the Company reported a pretax loss and recorded a tax benefit of $107,576 for the three months ended September 30, 2019. For the three months ended September 30, 2018 we recorded tax expense of $77,374.

Net (Loss) Income

As a result of the foregoing, for the three months ended September 30, 2019, we recorded net loss of $0.3 million compared with net income of $0.2 million for the three months ended September 30, 2018.

Six Months Ended September 30, 2019 and 2018

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,408	100%	$7,720	100%	$(312)	(4)%
Cost of sales	5,885	79%	5,572	72%	313	6%
Gross profit	1,523	21%	2,148	28%	(625)	(29)%
Selling, general and administrative	1,482	20%	1,482	19%	-	-%
Income from operations	41	1%	666	9%	(625)	(94)%
Other expense, net	(128)	(2)%	(179)	(2)%	51	28%
(Loss) Income before taxes	(87)	(1)%	487	6%	(574)	(118)%
Income tax (benefit) expense	(17)	-%	142	2%	(159)	(112)%
Net (loss) income	$(70)	(1)%	$345	4%	$(415)	(120)%

Net Sales

Net sales were $7.4 million for the six months ended September 30, 2019, or 4% lower when compared to net sales for the six months ended September 30, 2018 of $7.7 million. Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods.

For the six months ended September 30, 2019, net sales in defense markets decreased by $0.8 million when compared to the six months ended September 30, 2018. Defense market revenue was lower during the six month period due to the timing of related project closing and startup activities. Our defense backlog remains strong as new orders for components continue to flow from prime defense contractors. Revenue from precision industrial markets increased by $0.6 million and revenue from the energy market decreased by $0.1 million.

The Company records a significant amount of its revenue over time as it completes performance obligations. Remaining performance obligations reflect future revenue which will be recorded in subsequent periods as projects in progress are completed. At September 30, 2019, the Company had $16.4 of remaining performance obligations, an increase of $3.8 million when compared with March 31, 2019. This increase should lead to sequential revenue improvement in the second half of fiscal 2020.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the six months ended September 30, 2019 were $5.9 million compared to $5.6 million for the six months ended September 30, 2018. Gross profit decreased by $0.6 million to $1.5 million. Gross margin was lower at 20.6% for the six months ended September 30, 2019 compared to 27.8% for the six months ended September 30, 2018.

The fiscal 2020 six month period was marked by a higher number of new project startup activities. There was an increase in costs of sales due primarily to an increase in the loss provision for certain customer projects and under absorbed factory overhead. The same six month period in fiscal 2019 included a higher number of closed projects.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended September 30, 2019 were unchanged at $1.5 million, due primarily to an increase in professional fees almost entirely offset by a decrease in salary expense when compared to the six months ended September 30, 2018.

Other Expense, net

Interest expense and debt cost amortization was lower for the six months ended September 30, 2019 when compared to the six months ended September 30, 2018, and, absent any changes to our outstanding indebtedness, will continue to decrease as we amortize debt principal to maturity. Other income, net for the six months ended September 30, 2019 includes proceeds from the sale of machinery and equipment for $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the six months ended:

	September 30, 2019	September 30, 2018	$ Change	% Change
Other income, net	$20,878	$7,015	$13,863	198%
Interest expense	$(128,349)	$(155,787)	$27,438	18%
Amortization of debt issue costs	$(20,770)	$(29,847)	$9,077	30%

Income Taxes

For the six months ended September 30, 2019 we recorded a tax benefit of $17,358 compared to tax expense of $142,403 for the six months ended September 30, 2018. The tax benefit for the six months ended September 30, 2019 was primarily the result of a pretax loss recorded for the period in all tax jurisdictions. Our effective tax rate for the first six months of fiscal 2020 was 19.8%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The valuation allowance on deferred tax assets at September 30, 2019 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the six months ended September 30, 2019, we recorded net loss of $70,245 compared with net income of $345,100 for the six months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $2.6 million and working capital of $6.2 million. We believe our available cash plus cash provided from operations will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.  We also have a revolving line of credit with Berkshire Bank available as a resource, if necessary. The table below presents selected liquidity and capital measures for the periods ended:

(dollars in thousands)	September 30, 2019	March 31, 2019	Change Amount
Cash and cash equivalents	$2,555	$2,037	$518
Working capital	$6,180	$6,250	$(70)
Total debt	$3,894	$4,297	$(403)
Total stockholders’ equity	$9,709	$9,711	$(2)

The following table summarizes the primary components of cash flows for the six months ended:

(dollars in thousands)	September 30, 2019	September 30, 2018	Change Amount
Cash flows provided by (used in):
Operating activities	$938	$(683)	$1,621
Investing activities	(11)	(228)	217
Financing activities	(409)	(377)	(32)
Net increase (decrease) in cash	$518	$(1,288)	$1,806

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. We use cash to pay suppliers, employee wages and benefits, and interest and taxes.

Cash provided by operations for the six months ended September 30, 2019 was $0.9 million compared with cash used in operations of $0.7 million for fiscal 2018, reflecting a change of $1.6 million. Favorable timing with customer advance payments and progress payments resulted in higher amounts of cash generated for the six months ended September 30, 2019. The six months ended September 30, 2019 was marked by an increase in project startup activity which resulted in more cash collected from customer advances and progress payments. At September 30, 2018, the Company had fewer sales orders in production, which led to a slow cash build at the beginning of fiscal 2019.

Investing activities

We anticipate that we will continue to make small investments in new factory machinery and equipment over the next six months. Net cash used in investing activities totaled $11,544 for the six months ended September 30, 2019. We expended $228,148 for new factory machinery and equipment for the six months ended September 30, 2018.

Financing activities

We used $0.4 million of cash in financing activities for the six months ended September 30, 2019 and 2018 for monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net increase in cash of $0.5 million for the six months ended September 30, 2019 compared with a decrease in cash of $1.3 million for the six months ended September 30, 2018.

Off-Balance Sheet Arrangements

We do not currently have, and have not had any off-balance sheet assets, liabilities or arrangements at September 30, 2019.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive (loss) income and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

We define EBITDA as net (loss) income plus interest, income taxes, depreciation and amortization. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the three and six months ended:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2019	2018	change	2019	2018	Change
Net (loss) income	$(291)	$181	$(472)	$(70)	$345	$(415)
Income tax (benefit) expense	(107)	77	(184)	(17)	142	(159)
Interest expense (1)	73	90	(17)	149	186	(37)
Depreciation	190	186	4	380	372	8
EBITDA	$(135)	$534	$(669)	$442	$1,045	$(603)

(1) Includes amortization of debt issue costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information.

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and March 31, 2019; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.
†	Management contract or compensatory arrangement or plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
November 13, 2019	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

