Form 10-Q
period 2019-12-31
TECHPRECISION CORP
filed 2020-02-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of February 10, 2020 was 29,254,594.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,968,405	$2,036,646
Accounts receivable	752,984	1,010,443
Contract assets	3,800,928	4,390,832
Inventories	1,512,082	1,240,315
Other current assets	794,387	498,059
Total current assets	8,828,786	9,176,295
Property, plant and equipment, net	4,347,796	4,860,609
Deferred income taxes	2,119,439	2,004,346
Other noncurrent assets, net	43,913	6,233
Total assets	$15,339,934	$16,047,483

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$470,619	$609,082
Accrued expenses	981,255	753,499
Contract liabilities	828,762	740,947
Current portion of long-term debt	1,167,518	822,105
Total current liabilities	3,448,154	2,925,633
Long-term debt	2,481,948	3,410,542
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,254,594 and 29,234,594 shares issued and outstanding, at December 31, 2019 and March 31, 2019	2,925	2,923
Additional paid in capital	8,781,971	8,693,106
Accumulated other comprehensive income	21,611	21,940
Retained earnings	603,325	993,339
Total stockholders’ equity	9,409,832	9,711,308
Total liabilities and stockholders’ equity	$15,339,934	$16,047,483

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$3,667,276	$4,270,396	$11,075,620	$11,990,404
Cost of sales	3,352,962	3,299,166	9,238,287	8,871,550
Gross profit	314,314	971,230	1,837,333	3,118,854
Selling, general and administrative	662,675	631,783	2,145,055	2,113,285
(Loss) income from operations	(348,361)	339,447	(307,722)	1,005,569
Other income	185	1,590	21,063	8,605
Interest expense	(69,328)	(88,314)	(218,447)	(273,948)
Total other expense, net	(69,143)	(86,724)	(197,384)	(265,343)
(Loss) income before income taxes	(417,504)	252,723	(505,106)	740,226
Income tax (benefit) expense	(97,734)	34,701	(115,092)	177,104
Net (loss) income	$(319,770)	$218,022	$(390,014)	$563,122
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	$9	$18	$(329)	$(2,402)
Other comprehensive (loss) income, net of tax	$9	$18	$(329)	$(2,402)
Comprehensive (loss) income	$(319,761)	$218,040	$(390,343)	$560,720
Net (loss) income per share basic	$(0.01)	$0.01	$(0.01)	$0.02
Net (loss) income per share diluted	$(0.01)	$0.01	$(0.01)	$0.02
Weighted average number of shares outstanding:
Basic	29,254,594	28,858,560	29,254,230	28,835,957
Diluted	29,254,594	30,427,218	29,254,230	30,158,509

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
Effect of adoption of ASC 606					19,647	19,647
Effect of adoption of ASU 2016-16					449,633	449,633
Stock based compensation			24,930			24,930
Net income					164,385	164,385
Foreign currency translation adjustment				(1,911)		(1,911)
Balance 6/30/2018	28,824,593	$2,882	$8,586,925	$22,325	$57,048	$8,669,180
Stock based compensation			71,588			71,588
Net income					180,715	180,715
Foreign currency translation adjustment				(509)		(509)
Balance 9/30/2018	28,824,593	$2,882	$8,658,513	$21,816	$237,763	$8,920,974
Shares issued under long-term incentive plan	125,000	13	122,487			122,500
Non-vested restricted stock			(112,291)			(112,291)
Net income					218,022	218,022
Foreign currency translation adjustment				18		18
Balance 12/31/2018	28,949,593	$2,895	$8,668,709	$21,834	$455,785	$9,149,223

Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Non-vested restricted stock			30,625			30,625
Shares issued under long-term incentive plan	20,000	2	7,198			7,200
Net income					220,777	220,777
Foreign currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731
Non-vested restricted stock			30,625			30,625
Net loss					(291,021)	(291,021)
Foreign currency translation adjustment				(159)		(159)
Balance 9/30/2019	29,254,594	$2,925	$8,761,554	$21,602	$923,095	$9,709,176
Non-vested restricted stock			20,417			20,417
Net loss					(319,770)	(319,770)
Foreign currency translation adjustment				9		9
Balance 12/31/2019	29,254,594	$2,925	$8,781,971	$21,611	$603,325	$9,409,832

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(390,014)	$563,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	548,038	558,571
Amortization of debt issue costs	31,280	43,638
Stock based compensation expense	81,667	106,727
Change in contract loss provision	216,039	24,541
Deferred income taxes	(115,092)	177,104
Changes in operating assets and liabilities:
Accounts receivable	257,459	1,299,194
Inventories	(271,767)	(1,004,145)
Contract assets	589,904	(5,912,297)
Other current assets	(296,328)	(14,174)
Other noncurrent assets	(9,419)	(7,245)
Accounts payable	(138,463)	279,893
Accrued expenses	18,282	202,860
Contract liabilities	87,815	3,803,087
Net cash provided by operating activities	609,401	120,876
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,225)	(402,880)
Net cash used in investing activities	(35,225)	(402,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred loan costs	(32,209)	--
Repayment of long-term debt	(610,515)	(569,809)
Net cash used in financing activities	(642,724)	(569,809)
Effect of exchange rate on cash and cash equivalents	307	628
Net decrease in cash and cash equivalents	(68,241)	(851,185)
Cash and cash equivalents, beginning of period	2,036,646	2,689,110
Cash and cash equivalents, end of period	$1,968,405	$1,837,925
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$187,083	$230,310
Income taxes	$--	$--

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. TechPrecision, Ranor, and WCMC are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large scale fabricated and machined precision metal components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations and customers are located in the United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended December 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for each of the three months ended June 30, 2019 and 2018, September 30, 2019 and 2018, and December 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 - ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Issued

In December, 2019, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and eliminates the need to analyze certain exceptions in a given period. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the amendments in this update to determine the impact it may have on its financial statements and disclosures.

New Accounting Standards Recently Adopted

On April 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, or Accounting Standards Codification 842 (ASC 842) and all the related amendments using the modified retrospective method. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The most significant effects of the standard on our condensed consolidated financial statements are (1) the recognition of new right-of-use asset and lease liability on our condensed consolidated balance sheet for an operating lease, and (2) new disclosures about our leasing activities (see Note 12). The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations, balance sheet or cash flows.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Three months ended December 31, 2019	$3,200,671	$373,357	$93,248	$3,667,276
Three months ended December 31, 2018	$4,196,944	$33,790	$39,662	$4,270,396
Nine months ended December 31, 2019	$9,725,635	$450,914	$899,071	$11,075,620
Nine months ended December 31, 2018	$11,507,854	$267,794	$214,756	$11,990,404

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2019	$3,439,367	$227,909	$3,667,276
Three months ended December 31, 2018	$4,086,713	$183,683	$4,270,396
Nine months ended December 31, 2019	$9,104,395	$1,971,225	$11,075,620
Nine months ended December 31, 2018	$11,314,599	$675,805	$11,990,404

As of December 31, 2019, the Company had $17.0 million of remaining performance obligations, of which $13.6 million were less than 50% complete. We would expect to recognize all of the remaining performance obligations as revenue within the next 24 months.

We are dependent each year on a small number of customers who generate a significant portion of our business. These customers change from year to year. The following table lists customers who accounted for more than 10% of our net sales:

	Three months ended December 31, 2019			Three months ended December 31, 2018			Nine months ended December 31, 2019		Nine months ended December 31, 2018
Customer	Amount		Percent	Amount		Percent	Amount	Percent	Amount		Percent
A		$1,215,737	33%		$1,124,294	26%	$2,320,485	21%		$2,117,342	18%
B		$727,084	20%		$1,008,264	24%	$1,825,213	16%		$2,609,284	22%
C		$404,062	11%	$	*	* %	$1,790,311	16%	$	*	* %
D	$	*	* %	$	*	* %	$1,148,242	10%	$	*	* %
E	$	*	* %		$1,183,208	28%	$1,136,146	10%		$4,293,047	36%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2020, we recognized revenue of $0.6 million related to our contract liabilities at March 31, 2019. At December 31, 2019 contract assets consisted of the following:

Contract assets	Unbilled	Less: Progress payments	Total
December 31, 2019	$8,870,887	$5,069,959	$3,800,928
March 31, 2019	$9,324,361	$4,933,529	$4,390,832

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year profit or loss before taxes, adjusted for the impact of discrete quarterly items. We recorded an income tax benefit of $115,092 for the nine months ended December 31, 2019. Income tax expense was $177,104 for the nine months ended December 31, 2018. The Company's effective tax rates for the nine months ended December 31, 2019 and 2018 were 22.8% and 23.9%, respectively.

The valuation allowance on deferred tax assets was approximately $1.7 million at December 31, 2019. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	Three months ended December 31, 2019	Three months ended December 31, 2018	Nine months ended December 31, 2019	Nine months ended December 31, 2018
Basic EPS:
Net (loss) income	$(319,770)	$218,022	$(390,014)	$563,122
Weighted average shares	29,254,594	28,858,560	29,254,230	28,835,957
Basic (loss) income per share	$(0.01)	$0.01	$(0.01)	$0.02
Diluted EPS:
Net (loss) income	$(319,770)	$218,022	$(390,014)	$563,122
Dilutive effect of stock options	--	1,568,658	--	1,322,552
Diluted weighted average shares	29,254,594	30,427,218	29,254,230	30,158,509
Diluted (loss) income per share	$(0.01)	$0.01	$(0.01)	$0.02

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended December 31, 2019, there were 2,967,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. For the three and nine months ended December 31, 2018, there were 171,000 and 642,668, respectively, of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations above.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility is computed is zero. The risk-free interest rate is selected based upon yields of U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At December 31, 2019, there were 1,573,000 shares available for grant under the 2016 Plan.

The following table summarizes information about options for the most recently completed periods:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800
Exercised	(365,000)	$0.271
Canceled	(241,668)	$1.226
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	$0.360
Canceled	(1,000)	--
Outstanding at 12/31/2019	2,917,000	$0.416	$3,888,325	6.32
Vested or expected to vest at 12/31/2019	2,917,000	$0.416	$3,888,325	6.32
Exercisable and vested at 12/31/2019	2,917,000	$0.416	$3,888,325	6.32

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s common stock. All of the options are vested and exercisable and the maximum contractual term is ten years for option grants.

On April 5, 2019, the Company issued 20,000 shares of the Company’s common stock, par value $0.0001 per share, pursuant to an option award exercised on March 20, 2019, granted previously under the Company’s 2016 Long-Term Incentive Plan. At December 31, 2019, there was no remaining unrecognized compensation cost related to stock options. Other information relating to stock options outstanding at December 31, 2019 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,820,000	6.84	$0.37	2,820,000	$0.37
$1.01-$1.96	97,000	1.43	$1.84	97,000	$1.84
Totals	2,917,000			2,917,000

Restricted Stock Awards

On December 7, 2018 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors and a total of 25,000 shares of restricted stock to our executive officers. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. On December 7, 2019, the shares of restricted stock fully vested and ceased to be subject to forfeiture, one year following the grant date. The aggregate fair value of the restricted stock expensed during the nine months ended December 31, 2019 was $81,667.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2019, there were trade accounts receivable balances outstanding from eight customers comprising 98% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2019			March 31, 2019
Customer	Dollars		Percent	Dollars		Percent
A		$183,821	24%		$246,019	24%
B		$149,500	20%	$	*	*	%
C		$132,453	18%	$	*	*	%
D		$81,780	11%	$	*	*	%
E		$78,430	10%		$339,032	34%
F	$	*	* %		$244,500	24%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	December 31, 2019	March 31, 2019
Payments advanced to suppliers	$389,711	$133,861
Prepaid insurance	273,034	203,601
Prepaid subscriptions	28,021	27,096
Prepaid taxes	35,207	31,707
Refundable AMT credits	60,841	60,841
Employee advances	628	15,380
Other	6,945	25,573
Total	$794,387	$498,059

NOTE 10 - ACCRUED EXPENSES

	December 31, 2019	March 31, 2019
Accrued compensation	$339,262	$284,651
Provision for contract losses	273,831	57,792
Accrued professional fees	276,383	267,309
Accrued project costs	50,923	118,929
Other	40,856	24,818
Total	$981,255	$753,499

Accrued compensation includes amounts for bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. The provision for contract losses has increased by $0.2 million since March 31, 2019. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

	December 31, 2019	March 31, 2019
Berkshire Term Loan due December 2021	$2,588,183	$2,656,985
People’s Equipment Loan Facility due April 2021	1,073,373	1,606,953
Obligation under finance lease	25,279	33,411
Total debt	$3,686,835	$4,297,349
Less: debt issue costs unamortized	$37,369	$64,702
Total debt, net	$3,649,466	$4,232,647
Less: Current portion of long-term debt	$1,167,518	$822,105
Total long-term debt, net	$2,481,948	$3,410,542

Berkshire Term Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Payments on the Term Loan began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan were subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan bore interest at a variable rate equal to the one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amended and modified the Berkshire Loan Agreement, and the related Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. Under the terms of the Berkshire Loan Agreement and the related promissory note, Ranor was entitled to borrow up to $1,000,000 on a revolving basis. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under the Modification, the maturity date of the Revolver Loan was extended until December 20, 2020. The Company paid $7,245 of expenses related to the execution of the Modification, which are classified as other noncurrent assets.

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000. Advances under the Revolver Loan are now subject to the lesser of (a) $3,000,000 or (b) the sum of (i) 80% of eligible accounts receivable, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 50% of the Appraised Value of the Eligible Equipment. The loan agreement is available for refinancing existing indebtedness and for working capital and general corporate purposes. Additionally, the parties agreed to lower the interest rate on advances made under the Revolver Loan based on LIBOR. Prior to the Third Modification, interest accrued on advances made under the Revolver Loan at a variable rate equal to the one-month LIBOR plus 275 basis points.  Under the Third Modification, interest accrues on such advances at a variable rate equal to the one-month LIBOR plus 225 basis points.  The Third Modification contains customary LIBOR replacement provisions.

The Third Modification also excludes the balance of the Revolver Loan from the Loan-to-Value Ratio covenant calculations and excludes the Company’s anticipated repayment of its obligations to People’s Capital and Leasing Corp from the calculation of the financial covenants. If the Company repays People’s in full in January 2020, the debt service requirements related to the People’s obligations will be eliminated for purposes of the Debt Service Coverage Ratio covenant calculations and the debt service related to the People’s financing will be eliminated from covenant testing starting with the December 31, 2019 covenant test. The Company paid $41,628 in costs related to the execution of the Third Modification, which are classified as other noncurrent assets. The maturity date of the Revolver Loan remains December 20, 2020, and all other material terms of the Loan Agreement and Line of Credit Note were unchanged.

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

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at December 31, 2019 and March 31, 2019.

Also, Ranor’s annual capital expenditures cannot exceed $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

There were no amounts outstanding under the Revolver Loan at December 31, 2019 and March 31, 2019. Other unamortized debt issue costs at December 31, 2019 and March 31, 2019 were $23,549 and $32,982, respectively.

People’s Equipment Loan Facility

On April 26, 2016, TechPrecision, through Ranor, executed and closed a Master Loan and Security Agreement No. 4180, as supplemented with Schedule No. 001, or, together, the MLSA, with People’s.  The MLSA is dated and became effective as of March 31, 2016.  Loan proceeds were disbursed to Ranor on April 26, 2016.  Pursuant to the MLSA, People’s loaned $3,011,648 to Ranor, or the People’s Loan. The People’s Loan was secured by a first lien on certain machinery and equipment of Ranor, or the Equipment Collateral.  Payments on the People’s Loan were to be made in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum.  The first monthly installment payment was paid on May 26, 2016.  A prepayment penalty applied during the first four years of the loan term.  Ranor’s obligations under the MLSA were guaranteed by TechPrecision.  The Company covenanted to maintain a DSCR of at least 1.5 to 1.0 during the term of the People’s Loan.  The DSCR was measured at the end of each fiscal year of the Company. The Company was in compliance with the DSCR at March 31, 2019. The People’s Loan was subjected to acceleration upon the occurrence of an “Event of Default” (as defined in the MLSA). Some of the Events of Default were subject to certain cure periods. The Company was in compliance with all of the financial covenants at March 31, 2019.

On October 4, 2016, TechPrecision and Ranor became committed to Schedule No. 002 to the MLSA, or Schedule 002. Pursuant to Schedule 002, People’s made an additional loan in the amount of $365,852, or the Additional People’s Loan, to Ranor upon the terms and conditions set forth in the MLSA and Schedule 002. Ranor was to repay the Additional People’s Loan in monthly installments of principal and interest of $7,399 over 60 months.  The Additional People’s Loan was guaranteed by TechPrecision pursuant to the original Corporate Guaranty from TechPrecision in favor of People’s dated March 31, 2016.  The Additional People’s Loan was secured by a security interest in certain machinery and equipment of Ranor as provided in Schedule 002.

On December 21, 2016, TechPrecision and Ranor closed on an Amendment to the MLSA, or the MLSA Amendment, with People’s. The MLSA Amendment, dated as of December 20, 2016, amended the definition of “Permitted Liens” under the MLSA to include the liens held by Berkshire Bank pursuant to the terms of the Berkshire Loan Agreement and to delete the reference to the liens held by a former creditor of the Company.

Unamortized debt issue costs at December 31, 2019 and March 31, 2019, were $13,820 and 31,720, respectively.

Collateral securing the above obligations comprised all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, financial and intangible assets.

On January 16 and 17, 2020, the Company paid off its remaining debt obligation related to the People’s Equipment Loan Facility. See Note 14 for information regarding this transaction.

Finance Lease

See Note 12 for information regarding our obligations under the finance lease.

NOTE 12 – LEASES

We were a party to an operating lease that expired under the contract terms in October 2019. Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. The following table lists our right-of-use assets and liabilities on our condensed consolidated balance at:

December 31, 2019
Finance lease:
Property, plant and equipment	$54,376
Accumulated depreciation	32,626
Net property, plant and equipment	$21,750
Current portion of long-term debt	$11,617
Long-term debt	$13,662
Total finance lease liabilities	$25,279

Future payments for our finance lease follows by fiscal year: 2020: $3,300, 2021: $13,200 and 2022: $11,000. The amount representing finance lease interest is $2,221. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	December 31, 2019
Operating lease amortization	$1,756
Operating lease interest	$83
Finance lease amortization	$8,132
Finance lease interest	$1,768

Weighted average lease term and discount rate at:	December 31, 2019
Lease term (years)	2.08
Lease rate	8%

Supplemental cash flow information related to leases for the period ended:	December 31, 2019
Cash used in operating activities	$1,768
Cash used in financing activities	$8,132

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $60,269 and $61,251 in the nine months ended December 31, 2019 and 2018, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On January 16, 2020, TechPrecision through Ranor repaid in full Ranor’s indebtedness under Schedule No. 002, to the MLSA. Under Schedule 002 to the MSLA, Ranor had borrowed an initial principal amount of $365,852, secured by certain machinery and equipment. The loan was required to be repaid in monthly installments of principal and interest of $7,399 over 60 months. Upon the payment of approximately $147,000, which amount included a 1% prepayment penalty of approximately $1,400, all commitments under Schedule 002 to the MSLA were terminated, and People’s discharged and released all guarantees and liens existing in connection with such loan, thereby terminating such loan agreement schedule.

On January 17, 2020, the Company, through Ranor, repaid in full Ranor’s indebtedness under Schedule 001 to the MSLA. Under Schedule 001 to the MSLA, Ranor had borrowed an initial principal amount of $3,011,648, secured by certain machinery and equipment. The loan was required to be repaid in 60 monthly installments of $60,921 each, inclusive of interest at a fixed rate of 7.90% per annum. Upon the payment of approximately $936,000, which amount included a 1% prepayment penalty of approximately $9,200, all commitments under Schedule 001 to the MSLA were terminated, and People’s discharged and released all guarantees and liens existing in connection with such loan, thereby terminating such loan agreement schedule. As all previously outstanding obligations under the MSLA have been satisfied in full, Ranor is no longer bound by any material terms of the MSLA.

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

All of our sales recorded for the nine months ended December 31, 2019 were generated in the U.S. We have experienced, and continue to experience, customer concentration. For the nine months ended December 31, 2019 and 2018, our largest customer accounted for approximately 21% and 36% of reported net sales, respectively. For the nine months ended December 31, 2019, we had five customers which accounted for approximately 74% of our revenue, in the aggregate. Our sales order backlog at December 31, 2019 and March 31, 2019 was approximately $17.0 million and $12.6 million, respectively.

For the nine months ended December 31, 2019, our net sales were $11.1 million compared with net sales of $12.0 million for the nine months ended December 31, 2018.  Our gross margin for the nine months ended December 31, 2019 and 2018 was 16.6% and 26.0%, respectively. Our gross margin for the nine months ended December 31, 2019 was impacted by higher cost of sales primarily due to cost overruns on certain customer projects. We generated $0.6 million of cash from operating activities in the nine months ended December 31, 2019 and had a cash balance of $2.0 million at December 31, 2019.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2019 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the nine months ended December 31, 2019.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the condensed consolidated financial statements in “Item 1. Financial Statements” for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States. Generally, our product mix is made up of short-term contracts with a production timeline of less than twelve months. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

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

Three Months Ended December 31, 2019 and 2018

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,667	100%	$4,270	100%	$(603)	(14)%
Cost of sales	3,353	91%	3,299	77%	54	2%
Gross profit	314	9%	971	23%	(657)	(68)%
Selling, general and administrative	663	18%	632	15%	31	5%
(Loss) income from operations	(349)	(9)%	339	8%	(688)	(203)%
Other expense, net	(69)	(2)%	(86)	(2)%	17	20%
(Loss) income before taxes	(418)	(11)%	253	6%	(671)	(265)%
Income tax (benefit) expense	(98)	(3)%	35	1%	(133)	(382)%
Net (loss) income	$(320)	(8)%	$218	5%	$(538)	(247)%

Net Sales

Net sales were $3.7 million for the three months ended December 31, 2019, or 14% lower when compared to net sales for the three months ended December 31, 2018 of $4.3 million. Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods.

Net sales to defense customers decreased by $1.0 million when compared to the three months ended December 31, 2018. Defense market revenue was lower due to a product mix that includes certain low margin customer projects when compared with a higher margin product mix in the same quarter a year ago. Increases in estimated hours to complete these certain low margin projects continued to dampen revenue recognition. Net sales in energy and industrial markets increased by $0.3 million and $0.1 million, respectively.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales were $3.4 million for the three months ended December 31, 2019, compared to $3.3 million for the three months ended December 31, 2018. Gross profit was $0.3 million or a $0.7 million decrease when compared to the three months ended December 31, 2018. As a result, gross margin was 8.6% for the three months ended December 31, 2019, compared to 22.7% for the three months ended December 31, 2018.

An increase in the loss provision for certain customer projects had a negative impact on gross profit and gross margin as more labor hours were used on less profitable projects. We incurred an additional $0.3 million in cost overruns in the third quarter of fiscal 2020.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2019 increased by $30,892 when compared to the three months ended December 31, 2018, due primarily to an increase in professional fees for accounting and legal services.

Other Expense, net

Interest expense and debt cost amortization was lower for the three months ended December 31, 2019 when compared to the three months ended December 31, 2018, and, absent any changes to outstanding indebtedness, will continue to decrease as we amortize debt principal to maturity. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended:

	December 31, 2019	December 31, 2018	$ Change	% Change
Other income, net	$185	$1,590	$(1,405)	(88)%
Interest expense	$(58,817)	$(74,523)	$15,706	21%
Amortization of debt issue costs	$(10,511)	$(13,791)	$3,280	24%

Income Taxes

As a result of the foregoing, principally our lower net sales and cost of sales, the Company reported a pretax loss and recorded a tax benefit of $97,734 for the three months ended December 31, 2019. For the three months ended December 31, 2018 we recorded tax expense of $34,701.

Net (Loss) Income

As a result of the foregoing, for the three months ended December 31, 2019, we recorded net loss of $0.3 million compared with net income of $0.2 million for the three months ended December 31, 2018.

Nine Months Ended December 31, 2019 and 2018

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	2019		2018		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,075	100%	$11,990	100%	$(915)	(8)%
Cost of sales	9,238	83%	8,872	74%	366	4%
Gross profit	1,837	17%	3,118	26%	(1,281)	(41)%
Selling, general and administrative	2,145	19%	2,113	18%	32	2%
(Loss) income from operations	(308)	(3)%	1,005	8%	(1,313)	(131)%
Other expense, net	(197)	(2)%	(265)	(2)%	68	26%
(Loss) income before taxes	(505)	(5)%	740	6%	(1,245)	(168)%
Income tax (benefit) expense	(115)	(1)%	177	1%	(292)	(165)%
Net (loss) income	$(390)	(4)%	$563	5%	$(953)	(169)%

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $11.1 million for the nine months ended December 31, 2019, or 8% lower when compared to net sales for the nine months ended December 31, 2018 of $12.0 million. Net sales in defense markets decreased by $1.8 million when compared to the nine months ended December 31, 2018.

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed). Our current product mix includes certain customer projects with little or no margin which has consumed a higher number of actual labor hours than originally estimated to complete. The higher actual labor hours had the effect of consuming hours that could have been allocated to higher margin projects. This set of conditions has had a negative impact on revenue recognition and cost of sales primarily in our defense markets during the nine months ended December 31, 2019. Our defense backlog, however, remains strong as new orders for components continue to flow from prime defense contractors.

For the nine months ended December 31, 2019, revenue in energy and precision industrial markets increased by $0.2 million and $0.7 million, respectively.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At December 31, 2019, the Company had $17.0 million of remaining performance obligations, an increase of $2.9 million when compared with December 31, 2018.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2019 were $9.2 million compared to $8.9 million for the nine months ended December 31, 2018. Gross profit decreased by $1.3 million to $1.8 million. Gross margin was lower at 16.6% for the nine months ended December 31, 2019 compared to 26.0% for the nine months ended December 31, 2018.

In the nine months ended December 31, 2019, gross profit and gross margin were impacted by an increase of $0.7 million in cost of sales for potential losses on certain customer projects. The fiscal 2020 nine month period was also marked by a higher number of new project startup activities, and a higher number of labor allocated to less profitable projects.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended December 31, 2019 were up slightly due primarily to an increase in professional fees, almost entirely offset by a decrease in salary expense when compared to the nine months ended December 31, 2018.

Other Expense, net

Interest expense and debt cost amortization was lower for the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018, and, absent any changes to our outstanding indebtedness, will continue to decrease as we amortize debt principal to maturity. Other income, net for the nine months ended December 31, 2019 includes proceeds from the sale of machinery and equipment for $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the nine months ended:

	December 31, 2019	December 31, 2018	$ Change	% Change
Other income, net	$21,063	$8,605	$12,458	145%
Interest expense	$(187,167)	$(230,310)	$43,143	19%
Amortization of debt issue costs	$(31,280)	$(43,638)	$12,358	28%

Income Taxes

For the nine months ended December 31, 2019 we recorded a tax benefit of $0.1 million compared to tax expense of $0.2 million for the nine months ended December 31, 2018. The tax benefit for the nine months ended December 31, 2019 was primarily the result of a pretax loss recorded for the period in all tax jurisdictions. Our effective tax rate for the first nine months of fiscal 2020 was 22.8%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The valuation allowance on deferred tax assets at December 31, 2019 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the nine months ended December 31, 2019, we recorded net loss of $0.4 million compared with net income of $0.6 million for the nine months ended December 31, 2018.

Liquidity and Capital Resources

On December 23, 2019 we entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. The Third Modification amends and modifies the Loan Agreement between Ranor and Berkshire Bank dated December 20, 2016, as amended by the First Modification to Loan Agreement dated June 6, 2018 and the Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note dated December 19, 2018.

Under the Third Modification, Ranor and Berkshire Bank agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000, which is available for refinancing existing indebtedness and for working capital and general corporate purposes. Additionally, the parties agreed to lower the interest rate on advances made under the Revolver Loan based on LIBOR. Prior to the Third Modification, interest accrued on advances made under the Revolver Loan at a variable rate equal to the one-month LIBOR plus 275 basis points.  Under the Third Modification, interest accrues on such advances at a variable rate equal to the one-month LIBOR plus 225 basis points.  The Third Modification contains customary LIBOR replacement provisions.

The maturity date of the Revolver Loan remains December 20, 2020, and all other material terms of the Loan Agreement and Line of Credit Note were unchanged.

At December 31, 2019, we had cash and cash equivalents of $2.0 million and working capital of $5.4 million. In January 2020, the Company used $1.1 million from available cash and repaid in full its capital equipment obligation with Peoples Capital. This payment reduced our total debt obligations to $2.6 million at January 17, 2020 from $3.7 million at December 31, 2019.

We believe our available cash plus cash provided from operations will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements. We also have a Revolver Loan with Berkshire Bank available as a resource, if necessary. The table below presents selected liquidity and capital measures for the periods ended:

(dollars in thousands)	December 31, 2019	March 31, 2019	Change Amount
Cash and cash equivalents	$1,968	$2,037	$(69)
Working capital	$5,381	$6,250	$(869)
Total debt	$3,687	$4,297	$(610)
Total stockholders’ equity	$9,410	$9,711	$(301)

The following table summarizes the primary components of cash flows for the nine months ended:

(dollars in thousands)	December 31, 2019	December 31, 2018	Change Amount
Cash flows provided by (used in):
Operating activities	$609	$121	$488
Investing activities	(35)	(403)	368
Financing activities	(642)	(570)	(72)
Net decrease in cash	$(68)	$(852)	$784

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

Cash provided by operations for the nine months ended December 31, 2019 and 2018 was $0.6 million and $0.1 million, reflecting a change of $0.5 million. Favorable timing with customer advance payments and progress payments resulted in higher amounts of cash generated for the nine months ended December 31, 2019. The nine months ended December 31, 2019 was marked by an increase in project startup activity which resulted in more cash collected from customer advances and progress payments. At December 31, 2018, the Company had fewer sales orders in production, which led to a slower cash build at the end of the first nine months of fiscal 2019.

Investing activities

We anticipate that we will continue to make small investments in new factory machinery and equipment over the next calendar year. Net cash used in investing activities totaled $35,225 for the nine months ended December 31, 2019. We expended $0.4 million for new factory machinery and equipment for the nine months ended December 31, 2018.

Financing activities

We used $0.6 million of cash in financing activities for the nine months ended December 31, 2019 and 2018 for monthly principal payments in connection with our debt obligations.

All of the above activity resulted in a net decrease in cash of $0.1 million for the nine months ended December 31, 2019 compared with a decrease in cash of $0.9 million for the nine months ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not currently have, and have not had any off-balance sheet assets, liabilities or arrangements at December 31, 2019.

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

We define EBITDA as net (loss) income plus interest, income taxes, depreciation and amortization. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the three and nine months ended:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2019	2018	change	2019	2018	Change
Net (loss) income	$(320)	$218	$(538)	$(390)	$563	$(953)
Income tax (benefit) expense	(98)	35	(133)	(115)	177	(292)
Interest expense (1)	69	88	(19)	218	274	(56)
Depreciation	168	187	(19)	548	559	(11)
EBITDA	$(181)	$528	$(709)	$261	$1,573	$(1,312)

(1) Includes amortization of debt issue costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plaintiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and certain former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs purport to assert their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy. In 2018, plaintiffs’ motion for class certification was granted. In September 2019, cross-motions for summary judgment were made by Ranor and the plaintiffs, and oral arguments were heard by the court on such motions in December 2019. On February 12, 2020, the court denied both parties’ motions for summary judgement.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1	Third Modification to Loan Agreement, dated December 23, 2019, between Ranor, Inc. and Berkshire Bank (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 30, 2019).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
February 13, 2020	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer
(duly authority signatory and principal financial officer)