Form 10-K
period 2020-03-31
TECHPRECISION CORP
filed 2020-06-11
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41.1 million.

The number of shares outstanding of the registrant’s common stock as of June 3, 2020 was 29,354,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

PART I

Item 1. Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal structural components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in three main industry groups: defense, energy and precision industrial. The finished products are used in a variety of markets including defense, aerospace, nuclear, medical and precision industrial. Our mission is to be a leading end-to-end service provider to our customers by furnishing custom, fully integrated solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

About Us

We are a Delaware corporation organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or Ranor. Ranor, together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, our primary business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation. Our acquisition of Ranor was accounted for as a reverse acquisition.

Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a limited company organized under the laws of the People’s Republic of China, or China, located in Wuxi City, Jiangsu Province, China, is our other wholly owned subsidiary. Over five years ago, we made the decision to exit manufacturing components for the alternative energy markets in China. We have no customers in China, and we have initiated a plan of termination to legally dissolve this subsidiary.

Our executive offices are located at 1 Bella Drive, Westminster, Massachusetts 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

References in this annual report to the “Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor and WCMC, unless the context indicates otherwise, while references to “TechPrecision” refer to TechPrecision Corporation and not its subsidiaries.

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

All manufacturing is done in accordance with our written quality assurance program, which meets specific national codes, and international codes, standards, and specifications. Ranor holds several certificates of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used for each customer project are specific to that customer’s needs, and we have implemented such standards into our manufacturing operations.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We can also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency. We do not design the products we manufacture, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. We only enter into contracts that cover specific products within the capability of our resources.

Although our focus is to provide long-term integrated solutions to our customers on continuous production programs, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either a prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases.

Changes in market demand for our manufacturing expertise can be significant and sudden and require us to be able to adapt to the collective needs of the customers and industries that we serve. Understanding this dynamic, we believe we have developed the capability to transform our workforce to manufacture products for customers across different industries.

We serve customers in the defense, aerospace, nuclear, medical and precision industrial markets. Examples of products we have manufactured within such industries during recent years include, but are not limited to, custom components for ships and submarines, aerospace equipment, components for nuclear power plants and components for large scale medical systems.

COVID-19 Pandemic Update

Beginning with the new calendar year 2020, the novel strain of coronavirus known as COVID-19 (“COVID-19”) has spread worldwide, including to U.S jurisdictions where the Company does business, and became a global pandemic. The United States Government has since declared a national emergency and various state governments have imposed “lockdown” and “shelter-in-place” orders intended to reduce the spread of COVID-19 that have severely restricted business, social activities and travel. The Governor of the Commonwealth of Massachusetts, in which jurisdiction the Company’s manufacturing and executive offices are located, issued an emergency order on March 31, 2020, updated on April 28, 2020, imposing such an emergency order. The Company’s business has been designated as a “COVID-19 Essential Service” and, accordingly, we have continued our operations.

However, the full extent of the COVID-19 pandemic, related business and travel restrictions and changes to social behavior remain uncertain as the health crisis continues to evolve globally. Management has been closely monitoring the impact that the COVID-19 pandemic is having on the Company and is taking reasonable precautions and following state and federal guidelines to protect the health and welfare of our employees, so we can continue to perform and deliver the products our customers need. As of the filing date of this Annual Report on Form 10-K, the COVID-19 pandemic has impacted all of the Company’s customers, suppliers and labor force. With respect to customers, management has observed impacts from certain of its customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which may result in delays of customer acceptance of completed work, milestone payments and the ultimate delivery of finished goods. The Company believes that the potential exists for other customer slowdowns or shutdowns to occur.

With respect to suppliers, the Company has seen lead-times for delivery of certain critical supplies extended. With respect to the Company’s labor force, we are beginning to experience a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. To date, this has had a minor impact on the Company’s production levels, however, if more employees become ill in the future, the Company could experience a more significant disruption.

In light of the foregoing uncertainty caused by the COVID-19 pandemic, the Company determined it necessary to obtain additional funds. In this connection, as previously disclosed, on May 8, 2020, the Company, through Ranor, issued a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program (the “PPP”). The PPP was established under the federal Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The loan to Ranor was made through Berkshire Bank. The PPP Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the PPP Note is forgiven. To be available for loan forgiveness, the PPP Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020.

Accordingly, we believe that future operating results, including the operating results for fiscal 2021, may potentially be materially impacted by the COVID-19 pandemic. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the potential impact on our financial condition and results of operations, and, if the outbreak continues without effective therapeutic treatment or a vaccine, the impacts could grow and continue for a longer period of time. The full extent to which the COVID-19 pandemic may impact the Company’s results of operations, financial condition or cash flows remains uncertain.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. As noted above, since the beginning of calendar year 2020, we have begun experiencing adverse effects on our sources of supply as a result of the COVID-19 pandemic. In particular, the Company has seen lead-times for delivery of certain critical supplies extended. In the fiscal year ended March 31, 2020, or fiscal 2020, two suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2019, or fiscal 2019, three suppliers accounted for 10% or more of our purchased material.

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

Requests for quotations received from customers are reviewed to determine the specific requirements and our ability to meet such requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid to several months for a negotiation bid before the customer awards a contract. However, the spread of the COVID-19 pandemic in the United States may slow our acquisition of new customer purchase orders in future fiscal periods because of the inability of Company representatives to visit current and potential customers and discuss new orders.

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2020 and fiscal 2019.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 97% and 98% of our total revenue in fiscal 2020 and fiscal 2019, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2020 and fiscal 2019 were different prime defense contractors and accounted for 22% and 32% of our net sales during fiscal 2020 and fiscal 2019, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also serve customers who supply components to the nuclear power industry, and in our industrial sector, we build large-scale medical device components and assemblies for installation at certain medical institutions.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2020 and 2019 are displayed in the table below:

(dollars in thousands)	2020		2019
Net Sales	Amount	Percent	Amount	Percent
Defense	$13,368	83%	$15,060	90%
Energy	$595	4%	$1,281	8%
Precision Industrial	$2,044	13%	$361	2%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2020 or fiscal 2019:

(dollars in thousands)	2020			2019
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$3,558	22%		$3,197	19%
Defense Customer 2		$2,759	17%	$	*	* %
Defense Customer 3		$2,063	13%		$3,224	19%
Defense Customer 4	$	*	* %		$5,333	32%
Precision Industrial Customer 1		$1,835	11%	$	*	* %

* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2020, we had a backlog of orders totaling approximately $16.8 million. We expect to deliver the backlog over the course of the next two fiscal years. The comparable backlog at March 31, 2019 was $12.6 million.

Competition

We face competition from both domestic and foreign entities in the manufacture of metal fabricated and machined precision components and equipment. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller than us in size and capacity. Some competitors may be better known, have greater resources at their disposal, and have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For example, we face limited foreign competition for our defense products. For other products and markets, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. We believe that our strengths in these areas allow us to compete effectively, and that as a result, we are one of a select group of companies that can provide the products and services we are able to provide.

Government Regulations

We provide a significant portion of our manufacturing services as a subcontractor to prime government contractors. Such prime government contractors are subject to government procurement and acquisition regulations which give the government the right to terminate these contracts for convenience, certain renegotiation rights, and rights of inspection. Any government action which affects our customers who are prime government contractors would affect us.

Because of the nature and use of our products, we are subject to compliance with quality assurance programs, compliance with which is a condition for our ability to bid on government contracts and subcontracts. We believe we are in compliance with all of these programs.

We are also subject to laws and regulations applicable to manufacturing operations, such as federal and state occupational health and safety laws, and environmental laws, which are discussed in more detail below under “-Environmental Compliance.”

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2020 and 2019 were not material.

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

Personnel

As of March 31, 2020, we had approximately 94 employees, of whom all are full time employees, 23 are salaried and 71 are hourly. None of our employees is represented by a labor union.

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

We face competition from both domestic and foreign manufacturers in each of the markets we serve.  No one company dominates the industry in which we operate.  Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.

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

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we will have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, large medical device and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services. The COVID-19 pandemic may also reduce demand for our products and services as a result of delays or disruptions in our customers’ ability to continue their own production, shutdowns of our customers’ facilities and the implementation of remote work by our customers, which may result in slowed responses and resolutions to production issues.

Our business may be impacted by external factors that we may not be able to control, including the COVID-19 pandemic.

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

Beginning with the new calendar year 2020, the COVID-19 pandemic began to adversely affect our business and operations. The effects of the continuing pandemic and related governmental responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for our products and overall global economic activity. In this connection, the United States Government declared a national emergency and various state governments have imposed various “lockdown” and “shelter-in-place” orders as a result of the COVID-19 pandemic, including the government of the Commonwealth of Massachusetts. The Company has been designated as a provider of a “COVID-19 Essential Service” under the emergency order in Massachusetts and, accordingly, has continued its operations. However, the full extent of the COVID-19 pandemic, related business and travel restrictions and changes to social behavior remain uncertain as the health crisis continues to evolve globally. Management has been closely monitoring the impact that the COVID-19 pandemic is having on the Company. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has negatively affected the Company’s customers, suppliers and labor force. Customer impacts have included certain customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, customer payment of milestone payments to us, and delivery of finished goods. The Company believes that the potential exists for other customer shutdowns or slow-downs. Supplier impacts have included difficulties experienced by the Company in ordering certain essential supplies. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. To date, this has had a minor impact on the Company’s production levels, however, if more employees become ill in the future, the Company could experience more significant disruptions, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Accordingly, we believe that our operating results, including the operating results for fiscal 2021, may be materially impacted by the COVID-19 pandemic. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the magnitude of the impact on our financial condition and results of operations. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business prospects and the value of our common stock.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2020 our largest customer accounted for 22% of our revenue and our three largest customers accounted for approximately 52% of our revenue. For the year ended March 31, 2019, our three largest customers accounted for approximately 70% of our revenue, with the largest accounting for 32% of our revenue. In addition, our backlog at March 31, 2020 was $16.8 million, of which 77% was attributable to three customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers.  This risk may be exacerbated if the COVID-19 pandemic or government-imposed lockdowns continue to negatively affect our customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, one customer in the fiscal years ended March 31, 2020 and 2019 accounted for 22% and 32% of our revenue, respectively. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us.  Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results.  If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Our backlog figures may not accurately predict future sales or recognizable revenue.

We expect to fill most items of backlog within the next two years. However, because orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 24-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 24 month horizon.

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

The manufacture of some of our products is a complex process and requires long lead times.  As a result, we may experience delays or shortages in the supply of raw materials, including delays or shortages cause by the COVID-19 pandemic and the government-imposed lockdowns. If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products.  This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. The tariff has been imposed on all steel imports, although imports from certain countries were initially excluded, and the tariffs on steel and aluminum imports from Mexico and Canada have been lifted. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. These actions have increased steel and aluminum costs and decreased supply availability. Any increase in steel and/or aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely steel or aluminum supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

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

Because certain of our products are used in a variety of military applications, including ships and submarines, we derive a significant portion of our revenue from the defense industry. In fiscal 2020, approximately 83% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. The COVID-19 pandemic, the government-imposed lockdowns and the economic dislocation therefrom may also lead to declines in governmental defense spending if national priorities shift from national defense to healthcare policy and economic recovery. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products.  Delays in scheduling may be caused by disruptions relating to the COVID-19 pandemic and government-imposed lockdowns, while changes in order specifications may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses.  We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period.  We cannot assure that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis.  Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets, or a recession caused by the COVID-19 pandemic and related government-imposed shutdowns, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

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

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. Our failure to obtain new or additional financing, if required, could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our credit facilities with Berkshire Bank. If we are unable to borrow funds under an existing credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities. In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new low trading level for our common stock.

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

Disruptions in the credit markets have in the past severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  In addition, the recent outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted U.S. market conditions, and may reduce opportunities for us to seek additional funding. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

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

Laws and regulations governing international operations, including the Foreign Corrupt Practices Act, or FCPA, may require us to develop and implement costly compliance programs and the failure to comply with such laws may result in substantial penalties.

We must comply with laws and regulations relating to international business operations.  The creation and implementation of compliance programs for international business practices is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Specifically, the Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.  The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem.  The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting.  Violation of the FCPA can result in significant civil and criminal penalties.  Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved.  Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor.

We are currently in the process of dissolving our WCMC subsidiary. Until such dissolution is complete, we will remain subject to Chinese laws that strictly prohibit bribery of government officials. Violations of Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

On March 16, 2020, the parties signed a Memorandum of Understanding wherein the parties agree to a settlement of $495,000, to be paid within sixty (60) days following Court approval of the settlement.

Item 4. Mine Safety Disclosures

Not applicable to the registrant.

Information about our Executive Officers

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	58	Chief Executive Officer
Thomas Sammons	65	Chief Financial Officer

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

Thomas Sammons became our Chief Financial Officer in October 2015. Mr. Sammons has also served as Vice President, Finance, of our Ranor, Inc. subsidiary since March 9, 2015.  Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology and procurement services, from February 2012 through February 2015 and as international controller, and served as business unit controller at Ryerson, Inc., from May 2005 through January 2012.  Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College and an M.B.A. from Cornell University.

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

As of May 26, 2020, we had approximately 1,193 record holders of our common stock. We were incorporated in 2005 and have never paid dividends on our common stock. Certain covenants in our Loan Agreement with Berkshire Bank prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to change the composition of our revenues and effectively reduce operating expenses;
●	external factors, including the COVID-19 pandemic, that may be outside of our control;
●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;

•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Because our revenues are derived from the sale of goods manufactured pursuant to a contract, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors. Our business is dependent in part on the continuation of governmental programs that require our services and products.

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

All of our sales recorded for fiscal 2020 and 2019 were generated in the U.S. We have experienced, and continue to experience, customer concentration. For fiscal 2020 and fiscal 2019, our largest customer accounted for approximately 22% and 32% of reported net sales, respectively. For fiscal 2020, we had seven customers, who each generated in excess of $1.0 million in revenue for the Company, which accounted for approximately 88% of our revenue, in the aggregate. Our sales order backlog at March 31, 2020 was approximately $16.8 million compared with a backlog of $12.6 million at March 31, 2019.

For fiscal 2020, we recorded net sales and net loss of $16.0 million and $0.3 million, respectively, compared with net sales of $16.7 million and net income of $1.1 million, for fiscal 2019.  Our gross margin for fiscal 2020 was 19.6% compared with gross margin of 27.6% in fiscal 2019. Our gross margin for the fiscal year ended March 31, 2020 was impacted by higher cost of sales primarily due to cost overruns on certain customer projects. Fiscal 2019 reflects a period of efficient project throughput and lower unabsorbed overhead. We generated $0.7 million of cash from operating activities in fiscal 2020 and had a cash balance of $0.9 million at March 31, 2020.

Impact of COVID-19 Pandemic

As discussed above (see “Business – COVID-19 Pandemic Update”), the COVID-19 pandemic and the government-imposed lockdowns have begun to affect our business. The Governor of the Commonwealth of Massachusetts, in which jurisdiction the Company’s manufacturing and executive offices are located, issued an emergency order on March 31, 2020, updated on April 28, 2020, imposing an emergency order generally shutting down the economy. However, the Company has been designated as a provider of a “COVID-19 Essential Service” and, accordingly, has continued it operations.

As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has negatively affected the Company’s customers, suppliers and labor force. With respect to customers, management has observed impacts from certain of its customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, the making of milestone payments to us, and delivery of finished goods. The Company believes that the potential exists for other customer shutdowns or slowdowns to occur in the future. Management expects that the impact of the foregoing may negatively affect the Company’s cash flows. With respect to suppliers, the Company has seen lead-times for delivery of certain critical supplies extended. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. This has had a minor impact on the Company’s production levels, however if more employees become ill in the future, the Company could experience a more significant disruption.

Nevertheless, our production facilities continued to operate during the fourth quarter of fiscal 2020 much as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities has not materially impaired our ability to maintain operations during the fourth quarter of fiscal 2020. Accordingly, our results of operations and cash flows during the fiscal year ended March 31, 2020 were not materially affected by the COVID-19 pandemic. However, we believe that our future financial condition, results of operations and cash flows in fiscal 2021 may be materially and adversely affected by the COVID-19 pandemic. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the magnitude of the impact on our financial condition and results of operations.

Strategy

We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in all of our markets. We concentrate our sales and marketing activities on customers under three main industry groups: defense, energy and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand with key customers in markets that have shown increasing demand.

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered critical components in support of, among other projects, the U.S. Navy’s Virginia-class fast attack submarine program and Columbia-class ballistic missile submarine program. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are opportunities to secure additional business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years.  We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production. Sales to defense market customers have generated the largest proportion of our revenues for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2021 as well.

Energy

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). Our nuclear customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure that we will be able to develop any significant business from the nuclear industry. However, because of our manufacturing capabilities required to produce components for new nuclear power plants and our historic relationships with suppliers in the nuclear power industry, we believe that we are positioned to benefit from any increased demand in the nuclear sector.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve a number of different customers in our precision industrial group. We also manufacture large-scale medical device components for a customer in this group who installs their proprietary systems at certain medical institutions.

Critical Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in this 2020 Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the year ended March 31, 2020.

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

For fiscal 2020, the Company has recorded a net deferred tax asset of $2.1 million, which includes the benefit of $2.3 million in loss carryforwards, which expire in varying amounts between 2026 and 2036. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2020, our federal net operating loss carryforward was approximately $7.5 million. If not utilized, the federal net operating loss carryforward will expire in 2038. Furthermore, because of the over fifty-percent change in ownership as a consequence of the reverse acquisition of Ranor in February 2006, the amount of net operating loss carryforward used in any one year in the future is substantially limited. This limitation applies to net operating losses accumulated prior to the ownership change in February 2006.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of twelve months, more or less. Units manufactured under the majority of our customer contracts have historically been delivered on time and with a positive gross margin.  Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

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

Fiscal Years Ended March 31, 2020 and 2019

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income, in dollars and as a percentage of revenue:

	2020		2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$16,007	100%	$16,703	100%	$(696)	(4)%
Cost of sales	12,868	80%	12,118	73%	750	6%
Gross profit	3,139	20%	4,585	27%	(1,446)	(32)%
Selling, general and administrative	2,786	17%	2,747	16%	39	1%
Provision for claims	495	3%	--	--%	495	nm %
Operating (loss) income	(142)	(1)%	1,838	11%	(1,980)	(108)%
Other expense, net	(273)	(2)%	(314)	(2)%	41	13%
(Loss) income before tax	(415)	(3)%	1,524	9%	(1,939)	(127)%
Income tax (benefit) expense	(73)	(1)%	423	2%	(496)	(117)%
Net (loss) income	$(342)	(2)%	$1,101	7%	$(1,443)	(131)%

 nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $16.0 million for fiscal 2020, or 4% lower when compared to net sales for fiscal 2019 of $16.7 million. Net sales in defense and energy markets decreased by $1.7 million and $0.7 million, respectively, when compared to fiscal 2019. Net sales to industrial markets increased by $1.7 million when compared with fiscal 2019.

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed). Our fiscal 2020 revenues were generated by product mix that included certain customer projects with little or no margin which has consumed a higher number of actual labor hours than originally estimated to complete over the past fiscal year. The higher actual labor hours had the effect of consuming more available hours, which could have been allocated to higher margin projects. This set of conditions has had a negative impact on revenue recognition and cost of sales primarily in our defense markets during fiscal 2020. Our defense backlog, however, remains strong as new orders for components continue to flow from prime defense contractors.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At March 31, 2020, the Company had $16.8 million of remaining performance obligations, an increase of $4.2 million when compared with March 31, 2019.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for fiscal 2020 were $12.9 million compared to $12.1 million for fiscal 2019. Gross profit decreased by $1.4 million to $3.1 million. Gross margin decreased to 19.6% for fiscal 2020 compared with 27.6% for fiscal 2019.

In fiscal 2020, gross profit and gross margin were impacted by an increase of $1.0 million in cost of sales for losses on certain customer projects. The fiscal 2020 period was also marked by a higher number of new project startup activities, and more labor hours allocated to less profitable projects. Fiscal 2019 included a higher margin product mix and better overhead absorption in the fabrication and machining plants.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the fiscal year ended March 31, 2020 increased by approximately $39,000 due primarily to an increase in legal fees associated with the claims settlement discussed below. This increase was almost entirely offset by decreases in compensation, benefits and travel expenses.

Provision for Claims Settlement

We agreed to settle all outstanding claims for $495,000 under a civil action brought by former employees against the Company for past wages claimed under a paid time-off program. The settlement will be paid within 60 days following Court approval of the settlement. The Company was released from all claims raised in this litigation under the Massachusetts Wage Act.

Other Income (Expense)

In January 2020, as previously disclosed, we repaid in full our indebtedness under a capital equipment loan. This action reduced our debt load and overall interest rates on debt, and, as a result, interest expense and debt cost amortization will, barring any change to our indebtedness, including any change in response to the effects of the COVID-19 pandemic, continue to be lower moving forward into fiscal 2021. Fiscal 2020 includes a gain from the sale of retired machinery for $16,000. Fiscal 2019 other income includes a gain from the disposal of retired fixed assets for $31,878. The following table reflects other income, interest expense and amortization of debt issue costs for the fiscal years ended March 31:

	2020	2019	$ Change	% Change
Other income, net	$22,750	$41,033	$(18,283)	(45)%
Interest expense	$(236,574)	$(299,579)	$63,005	21%
Amortization of debt issue costs	$(59,502)	$(55,246)	$(4,256)	(8)%

Income Taxes

For fiscal year 2020 the Company recorded a tax benefit of $73,041 and in fiscal year 2019 tax expense of $423,357. The fiscal 2020 tax benefit was primarily driven by pre-tax operating losses and certain permanent differences.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2020 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for fiscal 2020, we recorded a net loss of $0.3 million, or $0.01 per share basic and fully diluted, compared with net income of $1.1 million, or $0.04 per share basic and fully diluted in fiscal 2019.

Liquidity and Capital Resources

On January 16, 2020, as previously disclosed, TechPrecision through Ranor repaid in full Ranor’s indebtedness under Schedule No. 002 to that certain Master Loan and Security Agreement No. 4180, or the MSLA, with People’s Capital and Leasing Corp., or People’s. Under Schedule 002 to the MSLA, Ranor had borrowed an initial principal amount of $365,852, secured by certain machinery and equipment. The loan was required to be repaid in monthly installments of principal and interest of $7,399 over 60 months. Upon the payment of approximately $147,000, which amount included a 1% prepayment penalty of approximately $1,400, all commitments under Schedule 002 to the MSLA were terminated, and People’s discharged and released all guarantees and liens existing in connection with such loan, thereby terminating such loan agreement schedule.

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

Net cash provided by operating activities was $0.7 million for fiscal 2020. At March 31, 2020, we had cash and cash equivalents of $0.9 million and working capital of $5.6 million.

We have a Revolver Loan with Berkshire Bank available as a resource, if necessary, and on April 3, 2020 drew down $1.0 million under this facility for working capital purposes. We believe our available cash plus cash provided from operations will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.   However, in light of further potential disruption to our business or the national economy as a result of the COVID-19 pandemic and resulting government-imposed lockdowns, we may determine that we need to make an additional draw of funds under our Revolver Loan or seek alternative sources of funding.

In light of the foregoing uncertainty caused by the COVID-19 pandemic, the Company determined it necessary to obtain additional funds. As previously disclosed, on May 8, 2020, the Company, through Ranor, issued the Payroll Protection Program Note, or PPP Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the PPP, which was established under the federal Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The loan to Ranor was made through Berkshire Bank. The PPP Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the PPP Note is forgiven. To be available for loan forgiveness, the PPP Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020.

The table below presents selected liquidity and capital measures at the fiscal years ended:

(dollars in thousands)	March 31, 2020	March 31, 2019	Change Amount
Cash and cash equivalents	$931	$2,037	$(1,106)
Working capital	$5,595	$6,250	$(655)
Total debt	$2,587	$4,297	$(1,710)
Total stockholders’ equity	$9,469	$9,711	$(242)

The next table summarizes cash provided by (used in) by primary component in the cash flows statements for the fiscal years ended:

(dollars in thousands)	March 31, 2020	March 31, 2019	Change Amount
Operating activities	$677	$531	$146
Investing activities	(40)	(411)	371
Financing activities	(1,743)	(772)	(971)
Net decrease in cash	$(1,106)	$(652)	$(454)

Berkshire Bank Loan Facility

On December 23, 2019 we entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. The Third Modification amended and modified the Loan Agreement between Ranor and Berkshire Bank dated December 20, 2016, as amended by the First Modification to Loan Agreement dated June 6, 2018 and the Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note dated December 19, 2018.

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

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for fiscal 2020 and fiscal 2019 was $0.7 million and $0.5 million, respectively.

Favorable timing with customer advance payments and progress payments resulted in higher amounts of cash generated early in the fiscal 2020 period. Fiscal 2019 was marked by an increase in customer project activity which resulted in more cash expended to ramp up production offset in part by cash collected from customer advances and progress payments.

Investing activities

We anticipate that we will spend approximately $0.5 million in new factory machinery and equipment over the next twelve months. Net cash used in investing activities totaled $39,831 for fiscal 2020. In fiscal 2019, we expended approximately $0.4 million for new factory machinery and equipment, offset in part by proceeds of $35,309 from the disposition of machinery and equipment.

Financing activities

In fiscal 2020, we used $1.6 million to repay in full Ranor’s indebtedness under a capital equipment loan with People’s capital. In addition, we used $0.1 million for monthly principal payments in connection with our other debt obligations.

All of the above activity resulted in a net decrease in cash of $1.1 million in fiscal 2020 compared with a decrease in cash of $0.7 million in fiscal 2019.

The following table sets forth information as of March 31, 2020 as to our contractual obligations:

	Payments due by period
(dollars in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt obligations	$2,587	$110	$2,477	$-	$-
Interest on debt	233	135	98	-	-
Employee compensation	384	384	-	-	-
Purchase obligations	1,095	1,095	-	-	-
Claims settlement	495	495	-	-	-
Total	$4,794	$2,219	$2,575	$-	$-

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the fiscal year ended March 31, 2020, any off-balance sheet assets, liabilities or arrangements.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net loss was $0.3 million for the fiscal year ended March 31, 2020, as compared to net income of $1.1 million for the year ended March 31, 2019. EBITDA, a non-GAAP financial measure, was $0.6 million for the year ended March 31, 2020, as compared to $2.6 million for the year ended March 31, 2019. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our consolidated financial statements for the fiscal years ended:

(dollars in thousands)	March 31, 2020	March 31, 2019	Change Amount
Net (loss) income	$(342)	$1,101	$(1,443)
Income tax (benefit) expense	(73)	423	(496)
Interest expense (1)	296	355	(59)
Depreciation	718	750	(32)
EBITDA	$599	$2,629	$(2,028)

(1) Includes amortization of debt issue costs.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

June 11, 2020

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$930,856	$2,036,646
Accounts receivable, net	990,300	1,010,443
Contract assets	4,504,621	4,390,832
Inventories	1,217,613	1,240,315
Other current assets	606,151	498,059
Total current assets	8,249,541	9,176,295
Property, plant and equipment, net	4,182,861	4,860,609
Deferred income taxes	2,115,480	2,004,346
Other noncurrent assets, net	32,600	6,233
Total assets	$14,580,482	$16,047,483
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$185,065	$609,082
Accrued expenses	1,554,524	753,499
Contract liabilities	805,049	740,947
Current portion of long-term debt	109,829	822,105
Total current liabilities	2,654,467	2,925,633
Long-term debt, including finance lease	2,456,560	3,410,542
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,354,594 and 29,234,594 shares issued and outstanding at March 31, 2020 and 2019	2,935	2,923
Additional paid in capital	8,793,062	8,693,106
Accumulated other comprehensive income	21,688	21,940
Retained earnings	651,770	993,339
Total stockholders’ equity	9,469,455	9,711,308
Total liabilities and stockholders’ equity	$14,580,482	$16,047,483

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended March 31,
	2020	2019
Net sales	$16,007,288	$16,702,558
Cost of sales	12,868,086	12,118,190
Gross profit	3,139,202	4,584,368
Selling, general and administrative	2,785,486	2,746,543
Provision for claims settlement	495,000	--
(Loss) income from operations	(141,284)	1,837,825
Other income	22,750	41,033
Interest expense	(296,076)	(354,825)
Total other expense, net	(273,326)	(313,792)
(Loss) income before (benefit) expense for income taxes	(414,610)	1,524,033
Income tax (benefit) expense	(73,041)	423,357
Net (loss) income	$(341,569)	$1,100,676
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(252)	(2,296)
Other comprehensive loss, net of tax	(252)	(2,296)
Comprehensive (loss) income	$(341,821)	$1,098,380
Net (loss) income per share – basic	$(0.01)	$0.04
Net (loss) income per share – diluted	$(0.01)	$0.04
Weighted average number of shares outstanding – basic	29,258,692	28,878,780
Weighted average number of shares outstanding – diluted	29,258,692	30,293,670

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance 3/31/2018	28,824,593	$2,882	$8,561,995	$24,236	$(576,617)	$8,012,496
ASC 606 adoption					19,647	19,647
ASU 2016-16 adoption					449,633	449,633
Stock based compensation			96,518			96,518
Restricted stock award	125,000	13	122,487			122,500
Non-vested restricted stock			(81,666)			(81,666)
Shares issued under long-term incentive plan	285,001	28	182,372			182,400
Common stock repurchased			(188,600)			(188,600)
Net income					1,100,676	1,100,676
Foreign currency translation adjustment				(2,296)		(2,296)
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Stock based compensation			81,667			81,667
Restricted stock award	100,000	10	110,990			111,000
Non-vested restricted stock			(101,750)			(101,750)
Shares issued under long-term incentive plan	20,000	2	7,198			7,200
Related party stock transaction			1,851			1,851
Net income					(341,569)	(341,569)
Foreign currency translation adjustment				(252)		(252)
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(341,569)	$1,100,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	717,579	749,755
Amortization of debt issue costs	59,502	55,247
Loss on disposal of equipment	--	3,428
Stock based compensation expense	90,917	137,352
Change in contract loss provision	227,688	(143,105)
Deferred income taxes	(73,041)	423,357
Provision for claims settlement	495,000	--
Changes in operating assets and liabilities:
Accounts receivable	20,143	436,539
Contract assets	(113,789)	(2,334,418)
Inventories	22,702	(263,622)
Other current assets	(146,185)	13,322
Other noncurrent assets	--	(7,245)
Accounts payable	(424,017)	263,377
Accrued expenses	77,747	246,501
Contract liabilities	64,102	(149,855)
Net cash provided by operating activities	676,779	531,309
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39,831)	(446,652)
Proceeds from disposition of equipment	--	35,309
Net cash used in investing activities	(39,831)	(411,343)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock transactions	9,051	182,400
Common stock repurchased	--	(188,600)
Deferred loan costs	(41,628)	--
Repayment of finance lease obligation	(10,951)	(14,002)
Repayment of long-term debt	(1,699,549)	(752,352)
Net cash used in financing activities	(1,743,077)	(772,554)
Effect of exchange rate on cash and cash equivalents	339	124
Net decrease in cash and cash equivalents	(1,105,790)	(652,464)
Cash and cash equivalents, beginning of period	2,036,646	2,689,110
Cash and cash equivalents, end of period	$930,856	$2,036,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$232,492	$292,678

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations and customers are located in the United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to contract accounting, accounts receivable, inventories, the recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  U.S.-based deposit and money market accounts are maintained in a large regional bank. Our China subsidiary also maintains a bank account in a large national bank in China subject to People’s Republic of China (PRC) banking regulations. Cash on deposit with this China-based bank was $1,423 and $8,606 at March 31, 2020 and 2019, respectively.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as accounts receivables in the consolidated balance sheets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2020 and 2019.

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

Contract Liabilities - Contract liabilities are comprised of advance payments, billings in excess of revenues, and deferred revenue amounts. Such advances are not generally considered a significant financing component because they are utilized to pay for contract costs within a one year period. Contract liability amounts are recognized as revenue once control over the underlying performance obligation has transferred to the customer.

Fair Value Measurements - We account for fair value of financial instruments in accordance with ASC No. 820, Fair Value Measurement (ASC 820), which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

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

The Company recognizes revenue over time based on the transfer of control of the promised goods or services to the customer. This transfer occurs over time when the Company has an enforceable right to payment for performance completed to date, and our performance does not create an asset that has an alternative use to the Company. Otherwise, control to the promised goods or services transfers to customers at a point in time.

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2020 and 2019, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the fiscal year ended March 31, 2020 and 2019.

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

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the consolidated statements of operations and comprehensive (loss) income, and are not considered a performance obligation to our customers.

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

	2020	2019
Salaries and related expenses	$1,511,620	$1,598,555
Professional fees	826,140	713,461
Other general and administrative	447,726	434,527
Total Selling, General and Administrative	$2,785,486	$2,746,543

Stock-based Compensation - Stock-based compensation represents the cost related to stock based awards granted to our board of directors and employees. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $90,917 and $137,352 for the fiscal years ended March 31, 2020 and 2019, respectively. See Note 7 for additional disclosures related to stock based compensation.

Net (Loss) Income per Share of Common Stock - Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the year. Diluted net (loss) income per common share is calculated using net (loss) income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of convertible preferred stock and stock options calculated using the treasury stock method. See Note 6 for additional disclosures related to net (loss) income per share.

Foreign currency translation - The majority of our business is transacted in U.S. dollars; however, the functional currency of our subsidiary in China is the local currency, the Chinese Yuan Renminbi. In accordance with ASC No. 830, Foreign Currency Matters (ASC 830), foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income, and were not material for each of the reportable periods.

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

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

On April 1, 2019, we adopted ASU 2016-02, Leases, or Accounting Standards Codification 842 (ASC 842) and all the related amendments using the modified retrospective method. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The most significant effects of the standard on our consolidated financial statements were (1) the recognition of new right-of-use asset and lease liability on our consolidated balance sheet for an operating lease, and (2) new disclosures about our leasing activities (see Note 13). We elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. The Company has one short-term operating lease with a term of twelve months.

We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The adoption did not result in a cumulative-effect adjustment to retained earnings, and did not have a material impact on our results of operations, balance sheet or cash flows.

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

Issued Standards Not Yet Adopted

In December, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the amendments in this update to determine the impact it may have on its financial statements and disclosures.

NOTE 4 - REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in three main market sectors: defense, energy and precision industrial. The period over which the Company performs is generally between three and twenty-four months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Energy	Industrial	Totals
Year ended March 31, 2020	$13,367,764	$595,076	$2,044,448	$16,007,288
Year ended March 31, 2019	$14,036,638	$2,403,732	$262,188	$16,702,558
Net Sales by contract type	Over-time	Point-in-time		Totals
Year ended March 31, 2020	$12,637,728	$3,369,560		$16,007,288
Year ended March 31, 2019	$15,771,213	$931,345		$16,702,558

As of March 31, 2020, the Company had $16.8 million of remaining performance obligations, of which $13.8 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next 24 months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the years ended:

	2020			2019
Customer	Amount		Percent	Amount		Percent
Customer A		$3,558,477	22%		$3,196,625	19%
Customer B		$2,758,957	17%	$	*	* %
Customer C		$2,063,409	13%		$3,223,967	19%
Customer D	$	*	* %		$5,332,515	32%
Customer E		$1,835,362	11%	$	*	* %

*Less than 10% of total

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2020, we recognized revenue of $0.7 million related to our contract liabilities at April 1, 2019. Contract assets consisted of the following at:

	Unbilled	Progress payments	Total
March 31, 2020	$10,635,588	$(6,130,967)	$4,504,621
March 31, 2019	$9,324,361	$(4,933,529)	$4,390,832

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The following table reflects income from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2020	2019
U.S. operations	$(403,419)	$1,390,485
Foreign operations	(11,191)	133,548
(Loss) income before income taxes	(414,610)	1,524,033
Income tax (benefit) expense	(73,041)	423,357
Net (loss) income	$(341,569)	$1,100,676

The income tax expense consists of the following as of March 31:

	2020	2019
Current:
Total Current	$-	$-
Deferred:
Federal	(26,328)	252,482
State	(46,713)	170,875
Total Deferred	$(73,041)	$423,357
Income tax (benefit) expense	$(73,041)	$423,357

Our fiscal 2020 and 2019 taxes were measured at the new lower U.S. statutory income tax rate of 21%. For the year ended March 31, 2020, the Company's tax benefit was driven by operating losses and certain permanent differences. A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income follows for fiscal years ended March 31:

	2020	2019
U.S. statutory income tax	$(87,068)	$320,047
State income tax, net of federal benefit	(35,969)	63,933
Stock based compensation	(17,587)	30,497
Change in valuation allowance	9,340	(32,642)
Global intangible income tax	28,045	--
Other	30,198	41,522
Income tax (benefit) expense	$(73,041)	$423,357
Effective tax rate*	17.6%	27.8%

*Effective tax rate is calculated by dividing the income tax expense by income before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

Deferred Tax Assets:	2020	2019
Compensation	$341,900	$334,090
AMT tax credits	76,186	60,841
Other items not currently deductible	88,090	94,207
Stock based compensation awards	213,854	224,975
Depreciation	68,486	--
Net operating loss carryforward	3,704,185	3,814,321
Valuation allowance	(1,710,616)	(1,701,276)
Total Deferred Tax Assets	$2,782,085	$2,827,158
Deferred Tax Liabilities:
Contract accounting methods	$(666,605)	$(751,723)
Depreciation	--	(71,089)
Total Deferred Tax Liabilities	$(666,605)	$(822,812)
Net Deferred Tax Asset	$2,115,480	$2,004,346

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

The valuation allowance on deferred tax assets was approximately $1.7 million at March 31, 2020 and 2019. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

The following table summarizes carryforwards of net operating losses as of March 31, 2020:

	Amount	Begins to Expire:
Federal net operating losses	$7,501,833	2026
State net operating losses	$27,392,814	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.4 million. As such, at March 31, 2020, we have approximately $7.1 million of post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Our foreign subsidiary files separate income tax returns in China, the foreign jurisdiction in which it is located.  Tax years 2017 and forward remain open for examination.  We recognize interest and penalties accrued related to income tax liabilities in selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

NOTE 6 - CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2020 and March 31, 2019. There were 29,354,594 and 29,234,594 shares of common stock outstanding at March 31, 2020 and March 31, 2019, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2020 and 2019.

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

	March 31, 2020	March 31, 2019
Basic EPS
Net (loss) income	$(341,569)	$1,100,676
Weighted average shares	29,258,692	28,878,780
Net (loss) income per share	$(0.01)	$0.04
Diluted EPS
Net (loss) income	$(341,569)	$1,100,676
Dilutive effect of stock options	--	1,414,890
Weighted average shares	29,258,692	30,293,670
Net (loss) income per share	$(0.01)	$0.04

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the fiscal year ended March 31, 2020, there were 2,966,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the year ended March 31, 2019 there were 221,000 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations.

NOTE 7 - STOCK-BASED COMPENSATION

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At March 31, 2020, there were 1,474,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2018	3,394,668	$0.417	$698,200	6.72
Granted	150,000	$0.800
Exercised	(365,000)	$0.271
Canceled	(241,668)	$1.226
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	0.360
Canceled	(2,000)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Vested or expected to vest at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercisable and vested at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2020 and fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020 and 2019. This amount changes based on the fair market value of the Company’s common stock.

At March 31, 2020, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2020 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,820,000	6.50	$0.37	2,820,000	$0.37
$1.01-$1.96	96,000	0.94	$1.84	96,000	$1.84
Totals	2,916,000			2,916,000

Restricted Stock Awards

On March 16, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $111,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on September 1, 2020, or approximately six months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the fiscal year ended March 31, 2020 was $9,250. At March 31, 2020 there was $101,750 of total unrecognized compensation cost related to the restricted stock awards.

On December 7, 2018 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors and a total of 25,000 of restricted stock to our executive officers. The stock-based compensation expense of $122,500 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on December 7, 2019, one year following the grant date. Each grantee must be serving as a director or executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. The aggregate fair value of the restricted stock expensed during the fiscal year ended March 31, 2020 and 2019 was $81,667 and $40,833.

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

At March 31, 2020, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2020				March 31, 2019
Customer	Dollars		Percent		Dollars		Percent
A		$365,636	37%		$	*	*	%
B		$254,637	26%		$	*	*	%
C		$123,000	12%		$	*	*	%
D	$	*	*	%		$339,032	34%
E	$	*	*	%		$246,019	24%
F	$	*	*	%		$244,500	24%

 *less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of March 31:	2020	2019
Payments advanced to suppliers	$272,070	$133,861
Prepaid insurance	250,073	203,601
Prepaid subscriptions	14,440	27,096
Prepaid taxes	420	31,707
Refundable AMT credits	22,748	60,841
Employee advances	18,173	15,380
Other	28,227	25,573
Total	$606,151	$498,059

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:	2020	2019
Land	$110,113	$110,113
Building and improvements	3,249,577	3,249,577
Machinery equipment, furniture and fixtures	10,278,701	10,238,870
Equipment under finance leases	54,376	54,376
Total property, plant and equipment	13,692,767	13,652,936
Less: accumulated depreciation	(9,509,906)	(8,792,327)
Total property, plant and equipment, net	$4,182,861	$4,860,609

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2020	2019
Accrued compensation	$383,555	$284,651
Provision for claims settlement	495,000	--
Provision for contract losses	285,480	57,792
Accrued professional fees	279,657	267,309
Accrued project costs	76,059	118,929
Other	34,773	24,818
Total	$1,554,524	$753,499

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 - DEBT

Long-term debt included the following as of March 31:	2020	2019
Berkshire Term Loan due January 2022	$2,564,389	$2,656,985
People’s Equipment Loan Facility due April 2021	--	1,606,953
Obligations under finance leases	22,460	33,411
Total debt	$2,586,849	$4,297,349
Less: debt issue costs unamortized	$20,460	$64,702
Total debt, net	$2,566,389	$4,232,647
Less: Current portion of long-term debt	$109,829	$822,105
Total long-term debt, net	$2,456,560	$3,410,542

The aggregate amounts of scheduled principal maturities of our debt are: 2021 - $109,829 and 2022 - $2,477,020.

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Payments on the Term Loan began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on December 20, 2021.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan were originally subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan originally bore interest at a variable rate equal to one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan will be payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $1,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

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

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000. Advances under the Revolver Loan are now subject to the lesser of (a) $3,000,000 or (b) the sum of (i) 80% of eligible accounts receivable, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 50% of the Appraised Value of the Eligible Equipment. The loan agreement is available for refinancing existing indebtedness and for working capital and general corporate purposes. Additionally, the parties agreed to lower the interest rate on advances made under the Revolver Loan at a variable rate equal to the one-month LIBOR plus 225 basis points.  The Third Modification contains customary LIBOR replacement provisions.

The Third Modification also excludes the balance of the Revolver Loan from the Loan-to-Value Ratio covenant calculations and excluded the Company’s then-anticipated repayment of its obligations to People’s Capital and Leasing Corp from the calculation of the financial covenants. The Company repaid People’s in full in January 2020, and the debt service requirements related to the People’s obligations was eliminated for purposes of the Debt Service Coverage Ratio covenant calculations and the debt service related to the People’s financing was eliminated from covenant testing starting with the December 31, 2019 covenant test.

The Company paid $41,628 in costs related to the execution of the Third Modification, which are classified as other noncurrent assets. In fiscal 2020 we amortized $15,260 of deferred financing costs related to the initial term of our revolving line of credit. The maturity date of the Revolver Loan remains December 20, 2020, and all other material terms of the Loan Agreement and Line of Credit Note were unchanged. There were no amounts outstanding under the Revolver Loan at March 31, 2020 and March 31, 2019.

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

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at March 31, 2020 and March 31, 2019. Other unamortized debt issue costs at March 31, 2020 and March 31, 2019 were $20,460 and $32,982, respectively.

Ranor’s annual capital expenditures cannot exceed $1,500,000 for the fiscal year ending March 31, 2020 and each fiscal year thereafter.  The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan to value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

Collateral securing the above obligations comprises all personal and real property of TechPrecision and Ranor, including cash, accounts receivable, inventories, equipment, and financial assets.

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

In January 2020, the Company paid a prepayment penalty of $10,670 in the aggregate in connection with the debt termination, and we expensed unamortized debt issue costs of $31,720 during fiscal 2020.

Finance Lease

See Note 13 for information regarding our obligations under the finance lease.

NOTE 13 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our consolidated balance sheet. The following table lists our right-of-use assets and liabilities on our consolidated balance at:

March 31, 2020
Finance lease:
Property, plant and equipment	$54,376
Accumulated depreciation	35,344
Net property, plant and equipment	$19,032
Current portion of long-term debt	$11,848
Long-term debt	$10,612
Total finance lease liabilities	$22,460

Future payments for our finance lease follows in years 2021 and 2022 will be $13,200 and $11,000, respectively. The amount representing finance lease interest is $1,740. In December 2019, we signed an operating lease for office space that expires in less than 12 months and is amortized on a straight line basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	March 31, 2020
Operating lease amortization	$2,860
Finance lease amortization	$10,875
Finance lease interest	$2,249

Weighted average lease term and discount rate at:	March 31, 2020
Lease term (years)	2.00
Lease rate	7.9%

Supplemental cash flow information related to leases for the period ended:	March 31, 2020
Cash used in operating activities	$5,109
Cash used in financing activities	$10,951

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2020 for future executive salaries was approximately $0.5 million. The aggregate commitment at March 31, 2020 was approximately $0.4 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2020, we had $1.1 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $81,333 and $83,353 for the years ended March 31, 2020 and 2019, respectively.

Provision for claims settlement

On March 16, 2020, the Company reached an agreement to settle all outstanding claims for $495,000 related to a civil action brought by former employees for past wages claimed under a paid time-off program. The claim is to be paid within sixty days following Court approval of the settlement.

NOTE 15 – SUBSEQUENT EVENTS

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank. The Company received $1.3 million of proceeds on May 11, 2020.

The promissory note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Note is forgiven. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020.

At the end of March of 2020, the outbreak of coronavirus (COVID-19) had spread worldwide as a pandemic. The full extent of the outbreak, related business and travel restrictions and changes to social behavior intended to reduce its spread remain uncertain as the health crisis continues to evolve in the U.S. and abroad. The directives imposed by federal, state and local governments did not impair our ability to maintain operations during the fourth quarter of fiscal 2020 as the Company was designated an “Essential Service.” However, the pandemic has negatively affected the Company’s customers, suppliers and labor force, and with the changing conditions as a result of the COVID-19 outbreak, the impact on our operations and fiscal year 2021 financial results remains uncertain.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of March 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Corporate Governance - Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Compliance with Section 16(a) of the Exchange Act.

Information concerning non-compliance with Section 16(a) of the Securities Exchange Act of 1934, if any, will be set forth under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2020 Annual Meeting” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Related Party Transactions - Certain Relationships and Related Transactions” and “Information about our Board of Directors - Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2020 and 2019

Consolidated Statement of Stockholders’ Equity as of March 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
4.1	Description of Securities
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017).
10.3†	2006 Long-term Incentive Plan, as restated effective November 22, 2010 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011).
10.4†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013).
10.5†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014).

10.6†	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 10, 2018).
10.7†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014).
10.8†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 6, 2016).
10.9	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.10	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 11, 2018).
10.11	Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission December 21, 2018.)
10.12	Third Modification to Loan Agreement dated December 23, 2019 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 30, 2019).
10.13	Promissory Note, dated May 8, 2020, made by Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 14, 2020).
21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and 2019; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory arrangement or plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

June 11, 2020	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 11, 2020
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 11, 2020
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairman of the Board	June 11, 2020
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 11, 2020
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 11, 2020
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 11, 2020
Walter M. Schenker