Form 10-Q
period 2020-06-30
TECHPRECISION CORP
filed 2020-08-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2020 was 29,398,662.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,802,039	$930,856
Accounts receivable, net	916,529	990,300
Contract assets	5,197,463	4,504,621
Raw materials	558,357	561,572
Work-in-process	739,090	656,041
Other current assets	418,890	606,151
Total current assets	9,632,368	8,249,541
Property, plant and equipment, net	4,055,392	4,182,861
Deferred income taxes	2,152,840	2,115,480
Other noncurrent assets, net	21,369	32,600
Total assets	$15,861,969	$14,580,482

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$555,979	$185,065
Accrued expenses	1,528,531	1,554,524
Contract liabilities	516,337	805,049
Current portion of long-term debt	621,251	109,829
Total current liabilities	3,222,098	2,654,467
Long-term debt	3,231,247	2,456,560
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,398,662 and 29,354,594 shares issued and outstanding, at June 30, 2020 and March 31, 2020	2,939	2,935
Additional paid in capital	8,848,558	8,793,062
Accumulated other comprehensive income	21,591	21,688
Retained earnings	535,536	651,770
Total stockholders’ equity	9,408,624	9,469,455
Total liabilities and stockholders’ equity	$15,861,969	$14,580,482

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three months ended June 30,
	2020	2019
Net sales	$3,282,525	$4,334,268
Cost of sales	2,585,511	3,224,767
Gross profit	697,014	1,109,501
Selling, general and administrative	793,362	741,413
(Loss) income from operations	(96,348)	368,088
Other income	652	19,430
Interest expense	(57,898)	(76,523)
Total other expense, net	(57,246)	(57,093)
(Loss) income before income taxes	(153,594)	310,995
Income tax (benefit) expense	(37,360)	90,218
Net (loss) income	$(116,234)	$220,777
Other comprehensive loss:
Foreign currency translation adjustments	(97)	(179)
Other comprehensive loss, net of tax	(97)	(179)
Comprehensive (loss) income	$(116,331)	$220,598
Net (loss) income per share – basic	$(0.01)	$0.01
Net (loss) income per share – diluted	$(0.01)	$0.01
Weighted average number of shares outstanding – basic	29,359,921	29,253,495
Weighted average number of shares outstanding – diluted	29,359,921	30,711,007

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Non-vested restricted stock			30,625			30,625
Shares issued under LTIP	20,000	2	7,198			7,200
Net income					220,777	220,777
Foreign currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731

Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Non-vested restricted stock			55,500			55,500
Shares issued under LTIP	44,068	4	(4)			--
Net loss					(116,234)	(116,234)
Foreign currency translation adjustment				(97)		(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(116,234)	$220,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	169,237	190,005
Amortization of debt issue costs	15,141	10,741
Stock based compensation expense	55,500	30,625
Change in contract loss provision	(64,699)	120,393
Deferred income taxes	(37,360)	90,218
Changes in operating assets and liabilities:
Accounts receivable	73,771	144,381
Contract assets	(692,842)	1,517,221
Inventories	(79,834)	38,517
Other current assets	187,261	78,219
Accounts payable	370,914	(342,639)
Accrued expenses	38,614	5,915
Contract liabilities	(288,712)	(401,097)
Net cash (used in) provided by operating activities	(369,243)	1,703,276
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41,768)	(10,200)
Net cash used in investing activities	(41,768)	(10,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	(8,282)	--
Proceeds from payroll protection program	1,317,100	--
Proceeds from revolver loan	1,000,000	--
Repayment of revolver loan	(1,000,000)	--
Repayment of long-term debt	(26,618)	(199,533)
Net cash provided by (used in) financing activities	1,282,200	(199,533)
Effect of exchange rate on cash and cash equivalents	(6)	164
Net increase in cash and cash equivalents	871,183	1,493,707
Cash and cash equivalents, beginning of period	930,856	2,036,646
Cash and cash equivalents, end of period	$1,802,039	$3,530,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$40,024	$65,723
Income taxes	$--	$--

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three months ended June 30, 2020

On June 13, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. WCMC has no customers or operations, and we have initiated a plan of termination to legally dissolve this subsidiary. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020, the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ equity for the three months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, or the 2020 Form 10-K, filed with the SEC on June 11, 2020.

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

The COVID-19 pandemic has negatively affected certain customers, suppliers and their labor force. For example, travel restrictions in connection with the pandemic have delayed inspections, deliveries and impacted some supply chain providers. The future financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted.

The directives imposed by federal, state and local governments as a result of the COVID-19 pandemic did not impair our ability to maintain operations during the first quarter of fiscal 2021 as the Company was designated an essential service. Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19.

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

On April 1, 2020 we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU modifies the disclosure requirements in Topic 820 by removing, modifying or adding certain disclosures.  The amendments for changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively.  All other amendments are applied retrospectively to all periods presented upon their effective date.  The adoption did not have a significant impact on our consolidated financial statement disclosures.

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

NOTE 4 - REVENUE

The Company generates its revenues primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs ranges from three to thirty-six months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended June 30, 2020	$3,203,590	$78,935	$3,282,525
Three months ended June 30, 2019	$3,409,291	$924,977	$4,334,268

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2020	$3,027,897	254,628	$3,282,525
Three months ended June 30, 2019	$3,052,938	1,281,330	$4,334,268

As of June 30, 2020, the Company had $14.4 million of remaining performance obligations, of which $11.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next three to thirty-six months.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers can change from year to year. The following table sets forth information as to net sales from customers who accounted for more than 10% of our net sales for the three months ended:

	June 30, 2020			June 30, 2019
Customer	Amount		Percent	Amount		Percent
A		$1,014,655	31%	$	*	* %
B		$654,187	20%	$	*	* %
C		$570,780	17%		$1,050,577	24%
D		$390,512	12%	$	*	* %
E	$	*	* %		$1,255,055	29%
F	$	*	* %		$618,019	14%
G	$	*	* %		$549,192	13%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2021, we recognized revenue of $0.4 million related to our contract liabilities at March 31, 2020. At June 30, 2020 contract assets consisted of the following:

Contract assets	Unbilled	Progress payments	Total
June 30, 2020	$9,104,826	$(3,907,363)	$5,197,463
March 31, 2020	$10,635,588	$(6,130,967)	$4,504,621

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax benefit was $37,360 for the three months ended June 30, 2020 and the provision for income taxes was $90,218 for the three months ended June 30, 2019. The Company's estimated effective tax rates for the three months ended June 30, 2020 and 2019 was 24.3% and 29.0%, respectively.

The valuation allowance on deferred tax assets was approximately $1.8 million at June 30, 2020. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted earnings per share includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	June 30, 2020	June 30, 2019
Basic EPS
Net (loss) income	$(116,234)	$220,777
Weighted average shares	29,359,921	29,253,495
Basic (loss) earnings per share	$(0.01)	$0.01
Diluted EPS
Net (loss) income	$(116,234)	$220,777
Dilutive effect of stock options	--	1,457,512
Diluted weighted average shares	29,359,921	30,711,007
Diluted (loss) earnings per share	$(0.01)	$0.01

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2020, there were 2,816,000 of potentially anti-dilutive stock options, none of which were included in the earnings per share calculations above. For the three months ended June 30, 2019 there were 98,000 of potential common stock equivalents that were out-of-the-money and not included in the above earnings per share calculations.

NOTE 7 - STOCK-BASED COMPENSATION

Our board of directors approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Plan and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates.

At June 30, 2020 and March 31, 2020, there were 1,474,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed periods:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	0.360
Canceled	(2,000)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Outstanding at 6/30/2020	2,766,000	$0.394	$2,289,400	6.13
Vested or expected to vest at 6/30/2020	2,766,000	$0.394	$2,289,400	6.13
Exercisable and vested at 6/30/2020	2,766,000	$0.394	$2,289,400	6.13

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on the fair market value of the Company’s common stock.

At June 30, 2020, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2020 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,670,000	6.37	$0.34	2,670,000	$0.34
$1.01-$1.96	96,000	0.69	$1.84	96,000	$1.84
Totals	2,766,000			2,766,000

Restricted Stock Awards

On March 16, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $111,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on September 1, 2020, or approximately six months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. Total recognized compensation cost related to the restricted stock award was $55,500 for the three months ended June 30, 2020. At June 30, 2020 there was $46,250 of total unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2020, there were trade accounts receivable balances outstanding from four customers comprising 91% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2020			March 31, 2020
Customer	Dollars		Percent	Dollars		Percent
A		$349,460	38%	$	*	*
B		$258,872	28%	$	*	*
C		$140,599	15%	$	*	*
D		$93,600	10%		$254,637	26%
E	$	*	*		$365,636	37%
F	$	*	*		$123,000	12%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	June 30, 2020	March 31, 2020
Payments advanced to suppliers	$131,643	$272,070
Prepaid insurance	194,649	250,073
Prepaid subscriptions	20,273	14,440
Refundable AMT credits	22,748	22,748
Employee advances	24,079	18,173
Other	25,498	28,647
Total	$418,890	$606,151

NOTE 10 - ACCRUED EXPENSES

	June 30, 2020	March 31, 2020
Provision for claims settlement	$495,000	$495,000
Accrued compensation	507,064	383,555
Provision for contract losses	220,781	285,480
Accrued professional fees	212,805	279,657
Accrued project costs	55,746	76,059
Other	37,135	34,773
Total	$1,528,531	$1,554,524

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

Total debt included the following as of:	June 30, 2020	March 31, 2020
Berkshire Term Loan at 5.21% interest, due January 2022	$2,540,646	$2,564,389
Berkshire SBA PPP loan at 1% interest, due May 2022	1,317,100	--
Finance lease obligations at 8% interest, due January 2022	19,585	22,460
Total debt	$3,877,331	$2,586,849
Less: debt issue costs unamortized	$24,833	$20,460
Total debt, net	$3,852,498	$2,566,389
Less: Current portion of long-term debt	$621,251	$109,829
Total long-term debt, net	$3,231,247	$2,456,560

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

The Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Note is forgiven as described below. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligations that existed before February 15, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties and contains events of default and other conditions customary for a Note of this type. For example, the Note contains events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Berkshire Bank, or breaching the terms of the loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or the SBA or Berkshire Bank filing suit and obtaining judgment against the Company and/or Ranor.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, certain group health care benefits and insurance premiums, and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

Berkshire Term Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit under the Revolver Loan, or together, the Berkshire Loans. The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.

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

The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid principal of $1.0 million on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at June 30, 2020 and March 31, 2020. Interest payments on advances made under the Revolver Loan during the three months ended June 30, 2020 were $5,986 at a weighted average interest rate of 2.76%. Unused borrowing capacity at June 30, 2020 was $3.0 million, and the maturity date of the Revolver Loan is December 20, 2020.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at June 30, 2020 and March 31, 2020.

The Berkshire Loan Agreement also contains covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for each fiscal year end, and require Ranor to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period.

Finance Lease

See Note 12 for information regarding our obligations under the finance lease.

Fair Value Measurements

We account for fair value measurements in accordance with ASC Topic 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value. The carrying value of short and long-term borrowings approximates their fair value at June 30, 2020 and March 31, 2020. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements. The Company’s short-term and long-term debt with Berkshire bank is privately held with no public market for the debt and is considered to be Level 3 under the fair value hierarchy.

NOTE 12 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. Right-of-use assets and liabilities on our condensed consolidated balance sheet at June 30, 2020 were:

Finance lease:	June 30, 2020
Property, plant and equipment	$54,376
Accumulated depreciation	38,063
Net property, plant and equipment	$16,313
Current portion of long-term debt	$12,084
Long-term debt	$7,501
Total finance lease liabilities	$19,585

In December 2019, we signed an operating lease for office space that expires in less than 12 months and is amortized on a straight line basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	June 30, 2020
Operating lease amortization	$949
Finance lease amortization	$2,719
Finance lease interest	$2,674

Weighted average lease term and discount rate at:	June 30, 2020
Finance lease term (years)	1.75
Finance lease rate	8%

Supplemental cash flow information related to leases for the period ended:	June 30, 2020
Cash used in operating activities	$949
Cash used in financing activities	$2,875

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $20,725 and $20,073 for the three months ended June 30, 2020 and 2019, respectively.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to balance the composition of our revenues and effectively control operating expenses;
•	external factors, including the COVID-19 pandemic, that may be outside of our control;
•	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;

•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2020 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our projects are made up of short-term contracts with a production timeline of less than twelve months. However, some projects can take up to thirty-six months to complete. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations for any specific period are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

At the end of March 2020, the outbreak of coronavirus (COVID-19) had spread worldwide as a pandemic. The full extent of the outbreak, related business and travel restrictions and changes to social behavior intended to reduce its spread remain uncertain and subject to change as the health crisis continues to evolve in the U.S. and abroad. The directives imposed by federal, state and local governments did not impair our ability to maintain operations during the first quarter of fiscal 2021 as the Company was designated an “Essential Service.” The pandemic has negatively affected certain of the Company’s customers, suppliers and labor force, and with the changing conditions as a result of the COVID-19 outbreak, the impact on our operations and financial results for the remainder of fiscal 2021 remains uncertain.

We and our customers have been designated essential services as national critical infrastructure companies by the U.S. Department of Homeland Security, We believe that the long term outlook for the defense industry remains positive as we continue to see meaningful opportunities in our defense sector, primarily in the nuclear submarine business for the next twelve months and beyond.

For the three months ended June 30, 2020, our net sales and net loss were $3.3 million and $0.1 million, respectively, compared with net sales of $4.3 million and net income of $0.2 million for the three months ended June 30, 2019.  Our gross margin for the three months ended June 30, 2020 and 2019 was 21.2% and 25.6%, respectively. We used $0.4 million of cash in operations for the three months ended June 30, 2020 and had a cash balance of $1.8 million at June 30, 2020.

For the three months ended June 30, 2020 and 2019, our largest customer in each period accounted for approximately 31% and 29% of reported net sales, respectively. For the three months ended June 30, 2020, we had four customers which accounted for approximately 80% of our revenue, in the aggregate. Our sales order backlog at June 30, 2020 and March 31, 2020 was approximately $14.4 million and $16.8 million, respectively.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2020 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2020.

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

Three Months Ended June 30, 2020 and 2019

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	2020		2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,283	100%	$4,334	100%	$(1,051)	(24)%
Cost of sales	2,586	79%	3,224	74%	(638)	(20)%
Gross profit	697	21%	1,110	26%	(413)	(37)%
Selling, general and administrative	793	24%	742	17%	51	7%
Operating (loss) income	(96)	(3)%	368	8%	(464)	(126)%
Other expense, net	(57)	(2)%	(57)	(1)%	--	--%
(Loss) income before taxes	(153)	(5)%	311	7%	(464)	(149)%
Income tax (benefit) expense	(37)	(1)%	90	2%	(127)	(141)%
Net (loss) income	$(116)	(4)%	$221	5%	$(337)	(152)%

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $3.3 million for the three months ended June 30, 2020, or 24% lower when compared to net sales for the three months ended June 30, 2019 of $4.3 million. For the three months ended June 30, 2020, net sales in our defense markets decreased by $0.2 million when compared to the three months ended June 30, 2019. However, our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors.

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed). Our fiscal 2021 first quarter revenues were impacted by a product mix that included certain projects with low margins which consumed a higher number of actual labor hours than originally estimated to complete. The higher actual labor hours had the effect of consuming more available hours, which could have been allocated to higher margin projects. This set of conditions resulted in lower revenue recognition in our defense markets during fiscal 2021 first quarter. Projects in-progress, with little or no margin, can slow turnover and result in lower revenue until they are completed.

Net sales to industrial markets decreased by $0.8 million when compared to the three months ended June 30, 2019. We have repeat business in this sector, but the order flow is uneven and difficult to forecast. Based on our current backlog, we anticipate higher revenue during the remainder of the fiscal year.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2020 were $2.6 million compared to $3.2 million for the three months ended June 30, 2019. Despite the decrease in dollars, our labor costs and factory overhead were higher as a percentage of revenue, due to the lower turnover. In addition, more labor hours were used on low margin projects during the period.

Gross margin was 21.2% for the three months ended June 30, 2020 and 25.6% for the three months ended June 30, 2019. Gross profit was $0.7 million for the three months ended June 30, 2020, or 37% lower when compared to the three months ended June 30, 2019.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2020 increased by $51,949 due to an increase in salaries, stock-based compensation and outside advisory services which more than offset a decrease in travel expenses when compared to the three months ended June 30, 2019.

Other Expense, net

Interest expense was lower for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019, and should continue to decrease as we amortize debt principal to maturity, barring any additional borrowings for working capital purposes under our revolving credit facility. Debt issue costs increased as the Company began to amortize costs associated with increasing the borrowing limit under the Revolver loan with Berkshire bank and borrowings under the payroll protection program, or PPP.

Other income for the three months ended June 30, 2019 included proceeds from the sale of machinery and equipment of $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended:

	June 30, 2020	June 30, 2019	$ Change	% Change
Other income, net	$652	$19,430	$(18,778)	nm
Interest expense	$(42,757)	$(65,782)	$23,025	35%
Amortization of debt issue costs	$(15,141)	$(10,741)	$(4,400)	(41)%

nm – not meaningful

Income Taxes

For the three months ended June 30, 2020 we recorded a tax benefit of $37,360 compared to tax expense of $90,218 for the three months ended June 30, 2019. Tax benefit for the three months ended June 30, 2020 was the result of an operating loss.

The valuation allowance on deferred tax assets at June 30, 2020 was approximately $1.8 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the three months ended June 30, 2020, we recorded a net loss of $0.1 million, compared with net income of $0.2 million, for the three months ended June 30, 2019.

Liquidity and Capital Resources

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, Inc., issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

The Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Note is forgiven as described below. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties and contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, certain group health care benefits and insurance premiums, and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

We also have a revolving line of credit with Berkshire Bank available as a resource, if necessary. The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid that principal on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at June 30, 2020 and March 31, 2020. Interest-only payments on advances made under the Revolver Loan during the three months ended June 30, 2020 totaled $5,986 at a weighted average interest rate of 2.76%. Unused borrowing capacity at June 30, 2020 was $3.0 million. The maturity date of the Revolver Loan is December 20, 2020.

At June 30, 2020, we had cash and cash equivalents of $1.8 million and working capital of $6.4 million. We believe our available cash plus cash expected to be provided by operations during fiscal 2021, and borrowing capacity available under the Revolver Loan will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

The table below presents selected liquidity and capital measures for the period ended:

(dollars in thousands)	June 30, 2020	March 31, 2020	Change Amount
Cash and cash equivalents	$1,802	$931	$871
Working capital	$6,410	$5,595	$815
Total debt	$3,877	$2,587	$1,290
Total stockholders’ equity	$9,409	$9,469	$(60)

The following table summarizes the primary components of cash flows for the three months ended:

(dollars in thousands)	June 30, 2020	June 30, 2019	Change Amount
Cash flows provided by (used in):
Operating activities	$(369)	$1,703	$(2,072)
Investing activities	(42)	(10)	(32)
Financing activities	1,282	(199)	1,481
Net increase in cash	$871	$1,494	$(623)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash used in operations for the three months ended June 30, 2020 was $0.4 million compared with cash provided by operations of $1.7 million for fiscal 2020, a decrease of $2.1 million.

During our first quarter of fiscal 2021 we encountered some delayed inspections, deliveries, and disrupted supply chain, due to travel restrictions in connection with the COVID-19 pandemic. In addition, we expended more direct labor hours on low margin projects. All of these events resulted in lower turnover when compared to the same quarter a year ago. Our first quarter of fiscal 2020 was marked by favorable timing with project completions and customer delivery schedules which generated higher amounts of cash.

Investing activities

We anticipate that we will spend approximately $0.5 million in new factory machinery and equipment during the remainder of fiscal 2021. Net cash used in investing activities for purchases of property, plant and equipment in the three months ended June 30, 2020 and 2019 totaled $41,768 and $10,200, respectively.

Financing activities

On May 8, 2020 we borrowed $1.3 million under the CARES Act payroll protection program. On April 3, 2020 we borrowed $1.0 million under our Revolver loan, then paid down $1.0 million in principal on June 30, 2020.

For the three months ended June 30, 2020 and 2019 we made monthly principal payments of $26,618 and $199,533 in connection with our term debt and finance lease obligations.

All of the above activity resulted in a net increase in cash of $0.9 million for the three months ended June 30, 2020 compared with a increase in cash of $1.5 million for the three months ended June 30, 2019.

Off-Balance Sheet Arrangements

We do not currently have, and have not had, any off-balance sheet assets, liabilities or arrangements at June 30, 2020.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive (loss) income and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net (loss) income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

18

We define EBITDA as net (loss) income plus interest, income taxes, depreciation and amortization. Net loss was $0.1 million for the three months ended June 30, 2020, as compared to net income of $0.2 million for the three months ended June 30, 2019. EBITDA, a non-GAAP financial measure, was $0.1 million for the three months ended June 30, 2020, as compared to $0.6 million for the three months ended June 30, 2019. The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the three months ended:

(dollars in thousands)	June 30, 2020	June 30, 2019	Change Amount
Net (loss) income	$(116)	$221	$(337)
Income tax (benefit) expense	(37)	90	(127)
Interest expense (1)	58	76	(18)
Depreciation	169	190	(21)
EBITDA	$74	$577	$(503)

(1) Includes amortization of debt issue costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

19

PART II. Other Information.

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1	Promissory Note, dated May 8, 2020, made by Ranor Inc., (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on May 14, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and 2019; (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
August 13, 2020	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer