Form 10-Q
period 2020-09-30
TECHPRECISION CORP
filed 2020-11-12
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2020 was 29,498,662.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,091,613	$930,856
Accounts receivable, net	1,378,617	990,300
Contract assets	5,980,533	4,504,621
Raw materials	517,681	561,572
Work-in-process	573,475	656,041
Other current assets	285,304	606,151
Total current assets	9,827,223	8,249,541
Property, plant and equipment, net	4,198,417	4,182,861
Deferred income taxes	2,041,538	2,115,480
Other noncurrent assets, net	10,056	32,600
Total assets	$16,077,234	$14,580,482

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$210,373	$185,065
Accrued expenses	1,664,732	1,554,524
Contract liabilities	636,195	805,049
Current portion of long-term debt	258,780	109,829
Total current liabilities	2,770,080	2,654,467
Long-term debt	3,571,354	2,456,560
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,498,662 and 29,354,594 shares issued and outstanding, at September 30, 2020 and March 31, 2020	2,949	2,935
Additional paid in capital	8,905,965	8,793,062
Accumulated other comprehensive income	20,586	21,688
Retained earnings	806,300	651,770
Total stockholders’ equity	9,735,800	9,469,455
Total liabilities and stockholders’ equity	$16,077,234	$14,580,482

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$4,713,933	$3,074,076	$7,996,458	$7,408,344
Cost of sales	3,585,073	2,660,558	6,170,584	5,885,325
Gross profit	1,128,860	413,518	1,825,874	1,523,019
Selling, general and administrative	696,016	740,967	1,489,378	1,482,380
Income (loss) from operations	432,844	(327,449)	336,496	40,639
Other income	804	1,448	1,456	20,878
Interest expense	(51,582)	(72,596)	(109,480)	(149,119)
Total other expense, net	(50,778)	(71,148)	(108,024)	(128,241)
Income (loss) before income taxes	382,066	(398,597)	228,472	(87,602)
Income tax expense (benefit)	111,302	(107,576)	73,942	(17,358)
Net income (loss)	$270,764	$(291,021)	$154,530	$(70,244)
Other comprehensive loss, before tax:
Foreign currency translation adjustments	$(1,005)	$(159)	$(1,102)	$(338)
Other comprehensive loss, net of tax	$(1,005)	$(159)	$(1,102)	$(338)
Comprehensive income (loss)	$269,759	$(291,180)	$153,428	$(70,582)
Net income (loss) per share basic	$0.01	$(0.01)	$0.01	$(0.00)
Net income (loss) per share diluted	$0.01	$(0.01)	$0.01	$(0.00)
Weighted average number of shares outstanding:
Basic	29,431,629	29,254,594	29,395,791	29,254,048
Diluted	30,987,233	29,254,594	31,002,130	29,254,048

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Stock-based compensation			30,625			30,625
Shares issued under LTIP	20,000	2	7,198			7,200
Net income					220,777	220,777
Currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731
Stock-based compensation			30,625			30,625
Net loss					(291,021)	(291,021)
Currency translation adjustment				(159)		(159)
Balance 9/30/2019	29,254,594	$2,925	$8,761,554	$21,602	$923,095	$9,709,176

Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock-based compensation			55,500			55,500
Shares issued under LTIP	44,068	4	(4)			--
Net loss					(116,234)	(116,234)
Currency translation adjustment				(97)		(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624
Stock-based compensation			57,417			57,417
Restricted stock award	100,000	10	133,990			134,000
Non-vested restricted stock			(134,000)			(134,000)
Net income					270,764	270,764
Currency translation adjustment				(1,005)		(1,005)
Balance 9/30/2020	29,498,662	$2,949	$8,905,965	$20,586	$806,300	$9,735,800

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$154,530	$(70,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	339,232	380,030
Amortization of debt issue costs	31,086	20,770
Stock based compensation expense	112,917	61,250
Change in contract loss provision	(49,553)	186,603
Deferred income taxes	73,942	(17,358)
Changes in operating assets and liabilities:
Accounts receivable	(388,317)	183,602
Contract assets	(1,475,912)	801,811
Inventories	126,457	(662,650)
Other current assets	320,847	(121,774)
Accounts payable	25,308	174,311
Accrued expenses	158,791	(73,954)
Contract liabilities	(168,854)	75,438
Net cash (used in) provided by operating activities	(739,526)	937,835
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(354,788)	(11,544)
Net cash used in investing activities	(354,788)	(11,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	(8,282)	(5,835)
Proceeds from payroll protection program	1,317,100	--
Proceeds from revolver loan	1,000,000	--
Repayment of revolver loan	(1,000,000)	--
Repayment of long-term debt	(53,614)	(402,889)
Net cash provided by (used in) financing activities	1,255,204	(408,724)
Effect of exchange rate on cash and cash equivalents	(133)	299
Net increase in cash and cash equivalents	160,757	517,866
Cash and cash equivalents, beginning of period	930,856	2,036,646
Cash and cash equivalents, end of period	$1,091,613	$2,554,512
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest (net of amounts capitalized)	$78,834	$128,267
Income taxes	$--	$--

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six months ended September 30, 2020

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020, the condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and six months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

The directives imposed by federal, state and local governments as a result of the COVID-19 pandemic did not impair our ability to maintain operations during the first six months of fiscal 2021 as the Company was designated an essential service. Our estimates at the end of the first six months of fiscal 2021 assumed no material impact from the disruptions caused by COVID-19.

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

NOTE 4 - REVENUE

The Company generates its revenues primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations can range from three to thirty-six months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended September 30, 2020	$3,225,503	$1,488,430	$4,713,933
Three months ended September 30, 2019	$2,862,936	$211,140	$3,074,076
Six months ended September 30, 2020	$6,429,093	$1,567,365	$7,996,458
Six months ended September 30, 2019	$6,524,964	$883,380	$7,408,344

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2020	$3,081,971	$1,631,962	$4,713,933
Three months ended September 30, 2019	$2,612,089	$461,987	$3,074,076
Six months ended September 30, 2020	$6,109,868	$1,886,590	$7,996,458
Six months ended September 30, 2019	$5,665,028	$1,743,316	$7,408,344

As of September 30, 2020, the Company had $14.8 million of remaining performance obligations, of which $12.8 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue over-time or at a point-in-time during the next thirty-six months.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers can change from year to year. The following table presents customers who accounted for 10% or more of our net sales for the following periods:

	Three months ended September 30, 2020			Three months ended September 30, 2019			Six months ended September 30, 2020				Six months ended September 30, 2019
Customer	Amount		Percent	Amount		Percent	Amount		Percent		Amount		Percent
A		$694,332	15%		$663,855	22%		$1,708,987	21%			$1,386,249	19%
B		$686,486	15%	$	*	* %		$1,340,673	17%		$	*	* %
C		$499,921	11%		$815,742	27%		$1,070,701	13%			$1,104,747	15%
D		$558,160	12%		$510,599	17%		$948,672	12%			$1,098,129	15%
E		$726,921	15%	$	*	* %	$	*	*	%	$	*	* %
F		$575,315	12%	$	*	* %	$	*	*	%	$	*	* %
G	$	*	* %		$336,935	11%	$	*	*	%	$	*	* %
H	$	*	* %	$	*	* %	$	*	*	%		$1,097,563	15%
I		$459,441	10%		$305,114	10%	$	*	*	%		$923,133	12%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2021, we recognized revenue of $0.8 million related to our contract liabilities at March 31, 2020. At September 30, 2020 contract assets consisted of the following:

Contract assets	Unbilled	Progress payments	Total
September 30, 2020	$10,130,846	$(4,150,313)	$5,980,533
March 31, 2020	$10,635,588	$(6,130,967)	$4,504,621

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax provision for the three and six months ended September 30, 2020 was $111,302 and $73,942, respectively. The Company's estimated effective tax rate for the six months ended September 30, 2020 was 32.4%. The income tax benefit for the three and six months ended September 30, 2019 was $107,576 and $17,358, respectively.

The valuation allowance on deferred tax assets was approximately $1.7 million at September 30, 2020. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019	Six months ended September 30, 2020	Six months ended September 30, 2019
Basic EPS:
Net income (loss)	$270,764	$(291,021)	$154,530	$(70,244))
Weighted average shares	29,431,629	29,254,594	29,395,791	29,254,048
Basic income (loss) per share	$0.01	$(0.01)	$0.01	$(0.00))
Diluted EPS:
Net income (loss)	$270,764	$(291,021)	$154,530	$(70,244))
Dilutive effect of stock options	1,555,604	--	1,606,339	--
Diluted weighted average shares	30,987,233	29,254,594	31,002,130	29,254,048
Diluted income (loss) per share	$0.01	$(0.01)	$0.01	$(0.00))

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three and six months ended September 30, 2020 there were 96,000 of potential common stock equivalents that were out-of-the-money and not included in the above earnings per share calculations. For the three and six months ended September 30, 2019, there were 2,968,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

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

At September 30, 2020 there were 1,374,000 shares available for grant under the 2016 Plan. The following table summarizes information about stock option activity during the two most recently completed periods:

	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	0.360
Canceled	(2,000)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Outstanding at 9/30/2020	2,766,000	$0.394	$2,289,400	5.96
Vested or expected to vest at 9/30/2020	2,766,000	$0.394	$2,289,400	5.96
Exercisable and vested at 9/30/2020	2,766,000	$0.394	$2,289,400	5.96

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on the fair market value of the Company’s common stock.

At September 30, 2020, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at September 30, 2020 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,670,000	6.12	$0.34	2,670,000	$0.34
$1.01-$1.96	96,000	0.46	$1.84	96,000	$1.84
Totals	2,766,000			2,766,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on August 31, 2021, or twelve months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. Total recognized compensation cost related to the restricted stock award was $11,167 for the period ended September 30, 2020. At September 30, 2020 there was $122,833 of unrecognized compensation cost related to the restricted stock awards.

On March 16, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $111,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on September 1, 2020, or approximately six months following the grant date. Each grantee must have been serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company had terminated prior to the vesting date, the grantee’s restricted stock would have been forfeited automatically. Total recognized compensation cost related to the restricted stock award was $101,750 for the six months ended September 30, 2020. There was no unrecognized compensation cost related to the restricted stock awards at September 30, 2020.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2020, there were trade accounts receivable balances outstanding from five customers comprising 96% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of the total balance at:

	September 30, 2020			March 31, 2020
Customer	Dollars		Percent	Dollars		Percent
A		$367,121	27%		$365,636	37%
B		$284,406	21%	$	*	*
C		$275,025	20%	$	*	*
D		$199,960	15%	$	*	*
E		$180,800	13%		$254,637	26%
F	$	*	* %		$123,000	12%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	September 30, 2020	March 31, 2020
Payments advanced to suppliers	$--	$272,070
Prepaid insurance	200,692	250,073
Prepaid subscriptions	16,105	14,440
Refundable AMT credits	22,748	22,748
Employee advances	24,917	18,173
Other	20,842	28,647
Total	$285,304	$606,151

NOTE 10 - ACCRUED EXPENSES

	September 30, 2020	March 31, 2020
Provision for claims settlement	$495,000	$495,000
Accrued compensation	549,246	383,555
Provision for contract losses	235,927	285,480
Accrued professional fees	253,669	279,657
Accrued project costs	99,909	76,059
Other	30,981	34,773
Total	$1,664,732	$1,554,524

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

Total debt included the following as of:	September 30, 2020	March 31, 2020
Berkshire Term Loan at 5.21% interest, due December 2021	$2,516,582	$2,564,389
Berkshire SBA PPP loan at 1% interest, due May 2022	1,317,100	--
Finance lease obligations at 8% interest, due January 2022	16,653	22,460
Total debt	$3,850,335	$2,586,849
Less: debt issue costs unamortized	$20,201	$20,460
Total debt, net	$3,830,134	$2,566,389
Less: Current portion of long-term debt	$258,780	$109,829
Total long-term debt, net	$3,571,354	$2,456,560

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

Principal and accrued interest are payable monthly in equal installments commencing at a future date in calendar year 2021 and continuing through the maturity date, unless the Note is forgiven as described below. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligations that existed before February 15, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties and contains events of default and other conditions customary for a Note of this type. For example, the Note contains events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Berkshire Bank, or breaching the terms of the loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or the SBA or Berkshire Bank filing suit and obtaining judgment against the Company and/or Ranor.

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. As provided under the amendments, our first payment, if required, would not be due until August 25, 2021.

Berkshire Term Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit of $1,000,000 under the Revolver Loan, or together, the Berkshire Loans. The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.

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

The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid principal of $1.0 million on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at September 30, 2020 and March 31, 2020. Interest payments on advances made under the Revolver Loan during the six months ended September 30, 2020 were $5,986 at a weighted average interest rate of 2.76%. Unused borrowing capacity at September 30, 2020 was $3.0 million, and the maturity date of the Revolver Loan is December 20, 2020.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at September 30, 2020 and March 31, 2020.

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

Fair Value Measurements

We account for fair value measurements in accordance with ASC Topic 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value. The carrying value of short and long-term borrowings approximates their fair value at September 30, 2020 and March 31, 2020. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements. The Company’s short-term and long-term debt with Berkshire bank is privately held with no public market for the debt and is considered to be Level 3 under the fair value hierarchy.

NOTE 12 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. Right-of-use assets and liabilities on our condensed consolidated balance sheet at September 30, 2020 were:

Finance lease:	September 30, 2020
Property, plant and equipment	$54,376
Accumulated depreciation	40,782
Net property, plant and equipment	$13,594
Current portion of long-term debt	$12,324
Long-term debt	$4,329
Total finance lease liabilities	$16,653

In December 2019, we signed a one-year operating lease that expires in December 2020 and is amortized on a straight line basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	September 30, 2020
Operating lease amortization	$1,883
Finance lease amortization	$5,438
Finance lease interest	$793

Weighted average lease term and discount rate at:	September 30, 2020
Finance lease term (years)	1.75
Finance lease rate	8%

Supplemental cash flow information related to leases for the period ended:	September 30, 2020
Cash used in operating activities	$1,883
Cash used in financing activities	$5,807

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $42,270 and $39,663 for the six months ended September 30, 2020 and 2019, respectively.

Provision for claims settlement

On March 16, 2020, the Company reached an agreement to settle all outstanding claims for $495,000 related to a civil action brought by former employees for past wages claimed under a paid time-off program. The claim is to be paid within sixty days following Court approval of the settlement.

NOTE 14 – SUBSEQUENT EVENTS

On October 16, 2020, the Company entered into a stock purchase agreement, or the SPA, with Stadco New Acquisition, LLC, a wholly owned subsidiary of the Company, or the Acquisition Sub, Stadco, Stadco Acquisition, LLC, or the Target, and each stockholder of Target. The SPA provides for the Company, through Acquisition Sub, to acquire all of the issued and outstanding capital stock of Stadco from Target. Stadco, the operating subsidiary of Target, is a California corporation in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers. As consideration for the acquisition of all of Target’s common stock, the Company, on behalf of Acquisition Sub, will issue 1,000,000 shares of the Company’s common stock to Target. The Company, Stadco and Target are also working, through negotiation with creditors of Stadco and Target, to substantially reduce the approximately $14 million of Stadco liabilities that would otherwise be added to the consolidated balance of the combined company after closing of the acquisition. Reaching agreements with these creditors to the satisfaction of the Company is required for the closing of the deal to occur. The Company expects that a percentage of these liabilities will be satisfied in part or full through the issuance of additional shares of the Company’s common stock.

The SPA contains customary representations and warranties of Stadco, Target, the Company and Acquisition Sub, and Stadco and Target have agreed to customary covenants relating to the conduct of their business during the interim period between the execution of the SPA and the closing of the acquisition. The consummation of the acquisition and the related transactions contemplated by the SPA is subject to certain customary conditions.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to balance the composition of our revenues and effectively control operating expenses;
•	external factors, including the COVID-19 pandemic, that may be outside of our control;
•	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;

•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions;
•	the risk that the proposed acquisition of Stadco may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock;
•	the failure of either party to satisfy any of the conditions to the consummation of the proposed acquisition of Stadco and uncertainties as to the timing of the consummation of the proposed acquisition;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the securities purchase agreement governing the acquisition;
•	the effect of the announcement or pendency of the proposed acquisition on the Company’s business relationships, operating results and business generally;
•	risks related to diverting management’s attention from the Company’s ongoing business operations;
•	unexpected costs, charges or expenses resulting from the proposed acquisition; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2020 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Contract Manufacturing

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

Financial Results

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our projects are made up of short-term contracts with a production timeline that can range from three to as much as thirty-six months. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin.  Our results of operations for any specific period are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

If revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter. Therefore, a revenue shortfall would have a disproportionate effect on our operating results for that quarter. We have reported operating losses in three of the last five quarters. In Fiscal 2020 we reported a loss from operations of $0.1 million, due primarily to an increase in cost of sales for losses on certain customer projects. Until we complete and deliver the final units from these projects, they will continue to dampen gross margin in future quarterly periods.

For the six months ended September 30, 2020, our net sales and net income were $8.0 million and $0.2 million, respectively, compared with net sales of $7.4 million and net loss of $0.1 million for the six months ended September 30, 2019.  Our gross margin for the six months ended September 30, 2020 and 2019 was 22.8% and 20.6%, respectively. We used $0.7 million of cash in operations for the six months ended September 30, 2020 and had a cash balance of $1.1 million at September 30, 2020. Our sales order backlog at September 30, 2020 and March 31, 2020 was approximately $14.8 million and $16.8 million, respectively.

Acquisition of Stadco

We recently announced an agreement to purchase a company that manufactures precision parts for the defense and aerospace industries. Incremental costs incurred for due diligence as a result of this agreement could impact earnings in future quarterly periods. Because of the size of this acquisition target relative to our business, following closing, we expect to report that our results of operations, cash flows and financial condition will differ materially from those reported to date. The acquisition agreement is subject to certain conditions, and may or may not be completed unless all of the conditions set forth in the agreement are completed. Failure to successfully integrate and realize the expected benefits of such acquisitions or to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

COVID-19

At the end of March 2020, the outbreak of coronavirus (COVID-19) had spread worldwide as a pandemic. The full extent of the outbreak, related business and travel restrictions and changes to social behavior intended to reduce its spread remain uncertain and subject to change as the health crisis continues to evolve in the U.S. and abroad. The directives imposed by federal, state and local governments did not impair our ability to maintain operations during the first half of fiscal 2021 as the Company was designated an “Essential Service.” The pandemic has nevertheless negatively affected certain of the Company’s customers, suppliers and labor force, and with the changing conditions as a result of the COVID-19 outbreak, the impact on our operations and financial results for the remainder of fiscal 2021 remains uncertain.

We and our customers have been designated essential services as national critical infrastructure companies by the U.S. Department of Homeland Security. Additionally, we believe that the long term outlook for the defense industry remains positive as we continue to see meaningful opportunities in our defense sector, primarily in the nuclear submarine business for the next twelve months and beyond.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2020 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the six months ended September 30, 2020.

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

Three Months Ended September 30, 2020 and 2019

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income (loss), in dollars and as a percentage of revenue:

	September 30, 2020		September 30, 2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,714	100%	$3,074	100%	$1,640	53%
Cost of sales	3,585	76%	2,660	87%	925	35%
Gross profit	1,129	24%	414	13%	715	173%
Selling, general and administrative	696	15%	741	24%	(45)	(6)%
Operating income (loss)	433	9%	(327)	(11)%	760	232%
Other expense, net	(51)	(1)%	(71)	(2)%	20	28%
Income (loss) before taxes	382	8%	(398)	(13)%	780	196%
Income tax expense (benefit)	111	2%	(107)	(4)%	218	204%
Net income (loss)	$271	6%	$(291)	(9)%	$562	193%

Net Sales

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed).

Net sales were $4.7 million for the three months ended September 30, 2020, or 53% higher when compared to net sales for the three months ended September 30, 2019 of $3.1 million. Net sales in our defense markets increased by 13% when compared to the three months ended September 30, 2019, as our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors. Net sales to other commercial markets increased by $1.3 million when compared to the three months ended September 30, 2019, primarily on completed projects for components shipped to energy and medical customers. We have experienced repeat business in these markets, but the order flow is uneven and difficult to forecast.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended September 30, 2020 were $3.6 million compared to $2.7 million for the three months ended September 30, 2019. Gross margin was 23.9% for the three months ended September 30, 2020 and 13.5% for the three months ended September 30, 2019. Gross profit was $1.1 million for the three months ended September 30, 2020, or $0.7 million higher when compared to the three months ended September 30, 2019.

Our fiscal 2021 second quarter gross profit was higher due to a favorable project product mix with higher margins and efficient throughput that included actual labor hours that were in-line with estimates to complete. Our fiscal 2020 second quarter included a loss provision for certain customer projects and under-absorbed factory overhead which dampened gross margin for that period.

We continue to solve learning-curve challenges on a limited number of projects in the manufacturing schedule which had an unfavorable financial impact in fiscal 2020. Progress notwithstanding, until we complete and deliver the final units from these projects, they will continue to dampen gross margin in future quarterly periods.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2020 decreased by $44,975 due primarily to a decrease in outside advisory services and travel expenses as a result of the COVID-19 pandemic when compared to the three months ended September 30, 2019.

Other Expense, net

Interest expense was lower for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019, and should continue to be lower than the prior year, barring any additional borrowings for working capital purposes under our revolving credit facility. Debt issue costs increased as the Company began to amortize costs associated with increasing the borrowing limit under the Revolver loan with Berkshire bank and borrowings under the payroll protection program, or PPP. The following table reflects other income, interest expense and amortization of debt issue costs for the three months ended:

	September 30, 2020	September 30, 2019	$ Change	% Change
Other income, net	$804	$1,448	$(644)	(44)%
Interest expense	$(35,975)	$(64,515)	$28,540	44%
Amortization of debt issue costs	$(15,607)	$(8,081)	$(7,526)	(93)%

Income Taxes

For the three months ended September 30, 2020 we recorded tax expense of $111,302 compared to a tax benefit of $107,576 for the three months ended September 30, 2019. Tax benefit for the three months ended September 30, 2019 was the result of an operating loss.

Net Income (Loss)

As a result of the foregoing, for the three months ended September 30, 2020, we recorded net income of $0.3 million, compared with a net loss of $0.3 million, for the three months ended September 30, 2019.

Six Months Ended September 30, 2020 and 2019

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	September 30, 2020		September 30, 2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$7,996	100%	$7,408	100%	$588	8%
Cost of sales	6,170	77%	5,885	79%	285	5%
Gross profit	1,826	23%	1,523	21%	303	20%
Selling, general and administrative	1,489	19%	1,482	20%	7	-%
Operating income (loss)	337	4%	41	1%	296	728%
Other expense, net	(108)	(1)%	(128)	(2)%	20	16%
Income (loss) before taxes	229	3%	(87)	(1)%	316	361%
Income tax expense (benefit)	74	1%	(17)	-%	91	526%
Net income (loss)	$155	2%	(70)	(1)%	$225	320%

Net Sales

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed).

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior year periods. Net sales were $8.0 million for the six months ended September 30, 2020, or 8% higher when compared to net sales for the six months ended September 30, 2019 of $7.4 million. For the six months ended September 30, 2020, net sales in our defense markets decreased by $0.1 million when compared to the six months ended September 30, 2019. However, our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors. Net sales to other commercial markets increased by $0.7 million when compared to the six months ended September 30, 2019 on projects completed for customers in the energy and medical markets. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the six months ended September 30, 2020 were $6.2 million compared to $5.9 million for the six months ended September 30, 2019. Gross margin was 22.8% for the six months ended September 30, 2020 and 20.6% for the six months ended September 30, 2019. Gross profit was $1.8 million for the six months ended September 30, 2020, or 20% higher when compared to the six months ended September 30, 2019.

Overall, more labor hours were used on higher margin projects during the six month period. As a result, labor costs and factory overhead were lower as a percentage of revenue, due to the efficient throughput as actual labor hours were in line with original estimates to complete.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended September 30, 2020 increased by $6,988 as an increase in salaries and stock-based compensation more than offset a decrease in professional fees and travel expenses when compared to the six months ended September 30, 2019.

Other Expense, net

Interest expense was lower for the six months ended September 30, 2020 when compared to the six months ended September 30, 2019, and should continue to be lower than the prior year, barring any additional borrowings for working capital purposes under our revolving credit facility. Debt issue costs increased as we began to amortize costs associated with amendments to the existing Berkshire loan agreement bank and new borrowings under the payroll protection program, or PPP.

Other income for the six months ended September 30, 2019 included proceeds from the sale of machinery and equipment of $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the six months ended:

	September 30, 2020	September 30, 2019	$ Change	% Change
Other income, net	$1,456	$20,878	$(19,422)	(93)%
Interest expense	$(78,394)	$(128,349)	$49,955	39%
Amortization of debt issue costs	$(31,086)	$(20,770)	$(10,316)	(50)%

nm – not meaningful

Income Taxes

For the six months ended September 30, 2020 we recorded tax expense of $73,942 and a tax benefit of $17,358 for the six months ended September 30, 2019. The tax benefit for the six months ended September 30, 2019 was the result of an operating loss.

The valuation allowance on deferred tax assets at September 30, 2020 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for the six months ended September 30, 2020, we recorded net income of $0.2 million, compared with a net loss of $0.1 million for the six months ended September 30, 2019.

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

The Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is approximately six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the Note is forgiven as described below. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that existed before February 15, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties and contains events of default and other conditions customary for a Note of this type.

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. As provided under the amendments, our first payment, if required, would not be due until August 25, 2021.

We also have a revolving line of credit with Berkshire Bank available as a resource, if necessary. The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid that principal on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at September 30, 2020 and March 31, 2020. Interest-only payments on advances made under the Revolver Loan during the six months ended September 30, 2020 totaled $5,986 at a weighted average interest rate of 2.76%. Unused borrowing capacity at September 30, 2020 was $3.0 million. The maturity date of the Revolver Loan is December 20, 2020.

At September 30, 2020, we had cash and cash equivalents of $1.1 million and working capital of $7.1 million. We believe our available cash plus cash expected to be provided by operations during fiscal 2021, and borrowing capacity available under the Revolver Loan will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements. However, following the closing of the acquisition of Stadco, or in connection therewith, we may need to reevaluate our financing needs in light of the significant changes we expect to the combined company’s capital resource needs. As a result, we may decide to seek new debt and/or equity financing.

The table below presents selected liquidity and capital measures at:

(dollars in thousands)	September 30, 2020	March 31, 2020	Change Amount
Cash and cash equivalents	$1,092	$931	$161
Working capital	$7,057	$5,595	$1,462
Total debt	$3,850	$2,587	$1,263
Total stockholders’ equity	$9,736	$9,469	$267

The following table summarizes the primary components of cash flows for the six months ended:

(dollars in thousands)	September 30, 2020	September 30, 2019	Change Amount
Cash flows provided by (used in):
Operating activities	$(739)	$938	$(1,677)
Investing activities	(355)	(11)	(344)
Financing activities	1,255	(409)	1,664
Net increase in cash	$161	$518	$(357)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments, progress payments and payments made after shipment of finished goods. Cash used in operations for the six months ended September 30, 2020 was $0.7 million compared with cash provided by operations of $0.9 million for fiscal 2020.

In the first six months of fiscal 2021, our accounts receivable and contract assets increased and contract liabilities decreased due to a period of efficient throughput and spending on new projects, improving turnover, but still resulting in a higher amount of cash used in operations for the period ended September 30, 2020. Also, we have encountered some delayed inspections, deliveries, and disrupted supply chain issues, due to travel restrictions in connection with the COVID-19 pandemic. The future financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted.

Investing activities

We anticipate that we will spend approximately $0.2 million in new factory machinery and equipment during the remainder of fiscal 2021. Net cash used in investing activities for purchases of property, plant and equipment in the six months ended September 30, 2020 and 2019 totaled $354,788 and $11,544, respectively.

Financing activities

On May 8, 2020 we borrowed $1.3 million under the CARES Act payroll protection program. On April 3, 2020 we borrowed $1.0 million under our Revolver loan, then paid down $1.0 million in principal on June 30, 2020.

For the six months ended September 30, 2020 and 2019 we made monthly principal payments of $53,614 and $402,889 in connection with our term debt and finance lease obligations.

All of the above activity resulted in a net increase in cash of $0.2 million for the six months ended September 30, 2020 compared with an increase in cash of $0.5 million for the six months ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not currently have, and have not had, any off-balance sheet assets, liabilities or arrangements at September 30, 2020.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income (loss) is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

We define EBITDA as net income (loss) plus interest, income taxes, depreciation and amortization. EBITDA, a non-GAAP financial measure, was $0.7 million for the six months ended September 30, 2020, as compared to $0.4 million for the six months ended September 30, 2019. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Net income (loss)	$271	$(291)	$562	$155	$(70)	$225
Income tax expense (benefit)	111	(107)	218	74	(17)	91
Interest expense (1)	52	73	(21)	110	149	(39)
Depreciation	170	190	(20)	339	380	(41)
EBITDA	$604	$(135)	$739	$678	$442	$236

(1) Includes amortization of debt issue costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 1A.	Risk Factors

Our ability to complete the acquisition of Stadco is subject to closing conditions, including the receipt of consents and approvals from third parties, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.

Our acquisition of Stadco and its affiliates is subject to a number of closing conditions as specified in the stock purchase agreement entered into with Stadco and its holding company. These include, among others, the entry into arrangements with certain lenders of Stadco and its affiliates and the absence of governmental restraints or prohibitions preventing the consummation of the acquisition. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events could have a material adverse effect on our results of operations, cash flows, financial condition and/or the trading price of our common stock.

We may not achieve the intended benefits of our acquisition of Stadco, and the acquisition may disrupt our current plans or operations.

We may not be able to successfully integrate Stadco’s business and assets or otherwise realize the expected benefits of the transaction, including anticipated annual operating cost and capital synergies to the extent currently anticipated, or at all. To realize these anticipated benefits, our business and Stadco’s business must be successfully combined, which is subject to our ability to consolidate operations, corporate cultures and systems and our ability to eliminate redundancies and costs. Difficulties in integrating Stadco into our operations may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; difficulties in the assimilation of employees and corporate cultures; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition. If we are not successful in integrating Stadco’s business and assets or otherwise fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Stadco acquisition, our results of operations, cash flows and financial condition may be materially adversely affected.

Whether or not it is completed, the announcement and pendency of the acquisition of Stadco could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not it is completed, the announcement and pendency of our acquisition of Stadco could cause disruptions in our business: our and Stadco’s current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect the ability to retain key employees; uncertainty regarding the completion of the acquisition may cause customers, suppliers, distributors, vendors, strategic partners or others to delay or defer entering into contracts, make other decisions or seek to change or cancel existing business relationships; and the attention of management may be directed toward the completion of the acquisition. If the acquisition is not completed, we will have incurred significant costs and diverted management resources, for which we will have received little or no benefit.

We are expected to incur substantial expenses related to the acquisition of Stadco and its affiliates and the integration of their business with ours.

We expect to incur substantial expenses in connection with the integration of our business with Stadco and its affiliates. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and Stadco’s businesses will continue to maintain a presence in Westminster, Massachusetts and Los Angeles, California, respectively. Some of these costs will be non-recurring expenses related to the acquisition itself, including legal and accounting costs and systems consolidation costs. We may also incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs.

Our stockholders may not realize a benefit from the acquisition of Stadco commensurate with the ownership dilution they will experience in connection with the transaction.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the acquisition of Stadco and its affiliates, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the acquisition.

The market price of our common stock following the acquisition of Stadco may decline as a result of the transaction.

The market price of our common stock may decline as a result of our acquisition of Stadco and its affiliates for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and financial condition following the acquisition;

•	the effect of the acquisition on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by management and the Company’s investors, or at all.

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
10.1*	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and the stockholders of Stadco, dated as of October 16, 2020 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on October 20, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Quarterly Report on Form 10-Q for the three and six months ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and March 31, 2020; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the periods ended September 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019; and (v) the Notes to the Condensed Consolidated Financial Statements.

*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules have been omitted. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

November 12, 2020	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer