Form 10-Q
period 2020-12-31
TECHPRECISION CORP
filed 2021-02-11
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2021 was 29,498,662.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,255,320	$930,856
Accounts receivable, net	1,173,376	990,300
Contract assets	5,314,653	4,504,621
Raw materials	503,636	561,572
Work-in-process	694,848	656,041
Other current assets	442,024	606,151
Total current assets	9,383,857	8,249,541
Property, plant and equipment, net	4,208,329	4,182,861
Deferred income taxes	2,016,816	2,115,480
Other noncurrent assets, net	16,086	32,600
Total assets	$15,625,088	$14,580,482

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$510,434	$185,065
Accrued expenses	1,306,109	1,554,524
Contract liabilities	308,358	805,049
Current portion of long-term debt	3,088,553	109,829
Total current liabilities	5,213,454	2,654,467
Long-term debt	717,559	2,456,560
Commitments and contingent liabilities (Note 13)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,498,662 and 29,354,594 shares issued and outstanding, at December 31, 2020 and March 31, 2020	2,949	2,935
Additional paid in capital	8,911,160	8,793,062
Accumulated other comprehensive income	21,838	21,688
Retained earnings	758,128	651,770
Total stockholders’ equity	9,694,075	9,469,455
Total liabilities and stockholders’ equity	$15,625,088	$14,580,482

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$3,569,718	$3,667,276	$11,566,176	$11,075,620
Cost of sales	2,864,274	3,352,962	9,034,858	9,238,287
Gross profit	705,444	314,314	2,531,318	1,837,333
Selling, general and administrative	716,361	662,675	2,205,739	2,145,055
(Loss) income from operations	(10,917)	(348,361)	325,579	(307,722)
Other (expense) income	(219)	185	1,237	21,063
Interest expense	(50,405)	(69,328)	(159,885)	(218,447)
Total other expense, net	(50,624)	(69,143)	(158,648)	(197,384)
(Loss) income before income taxes	(61,541)	(417,504)	166,931	(505,106)
Income tax (benefit) expense	(13,369)	(97,734)	60,573	(115,092)
Net (loss) income	$(48,172)	$(319,770)	$106,358	$(390,014)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$1,252	$9	$151	$(329)
Other comprehensive income (loss), net of tax	$1,252	$9	$151	$(329)
Comprehensive (loss) income	$(46,920)	$(319,761)	$106,509	$(390,343)
Net (loss) income per share basic	$(0.00)	$(0.01)	$0.00	$(0.01)
Net (loss) income per share diluted	$(0.00)	$(0.01)	$0.00	$(0.01)
Weighted average number of shares outstanding: Basic	29,498,662	29,254,594	29,430,206	29,254,230
Diluted	29,498,662	29,254,594	31,021,384	29,254,230

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Stock-based compensation			30,625			30,625
Shares issued under LTIP	20,000	2	7,198			7,200
Net income					220,777	220,777
Currency translation adjustment				(179)		(179)
Balance 6/30/2019	29,254,594	$2,925	$8,730,929	$21,761	$1,214,116	$9,969,731
Stock-based compensation			30,625			30,625
Net loss					(291,021)	(291,021)
Currency translation adjustment				(159)		(159)
Balance 9/30/2019	29,254,594	$2,925	$8,761,554	$21,602	$923,095	$9,709,176
Stock-based compensation			20,417			20,417
Net loss					(319,770)	(319,770)
Currency translation adjustment				9		9
Balance 12/31/2019	29,254,594	$2,925	$8,781,971	$21,611	$603,325	$9,409,832

Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock-based compensation			55,500			55,500
Shares issued under LTIP	44,068	4	(4)			--
Net loss					(116,234)	(116,234)
Currency translation adjustment				(97)		(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624
Stock-based compensation			57,417			57,417
Restricted stock award	100,000	10	133,990			134,000
Non-vested restricted stock			(134,000)			(134,000)
Net income					270,764	270,764
Currency translation adjustment				(1,005)		(1,005)
Balance 9/30/2020	29,498,662	$2,949	$8,905,965	$20,586	$806,300	$9,735,800
Stock-based compensation			33,500			33,500
Taxes on exercised options			(28,305)			(28,305)
Net loss					(48,172)	(48,172)
Currency translation adjustment				1,252		1,252
Balance 12/31/2020	29,498,662	$2,949	$8,911,160	$21,838	$758,128	$9,694,075

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106,358	$(390,014)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	521,422	548,038
Amortization of debt issue costs	45,099	31,280
Stock based compensation expense	146,417	81,667
Change in contract loss provision	(175,365)	216,039
Deferred income taxes	60,573	(115,092)
Changes in operating assets and liabilities:
Accounts receivable	(183,076)	257,459
Contract assets	(810,032)	(271,767)
Inventories	19,129	589,904
Other current assets	164,127	(296,328)
Other noncurrent assets	38,092	(9,419)
Accounts payable	325,369	(138,463)
Accrued expenses	(101,028)	18,282
Contract liabilities	(496,691)	87,815
Net cash (used in) provided by operating activities	(339,606)	609,401
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(546,890)	(35,225)
Net cash used in investing activities	(546,890)	(35,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	(24,610)	(32,209)
Proceeds from payroll protection program loan	1,317,100	--
Proceeds from revolver loan	1,000,000	--
Repayment of revolver loan	(1,000,000)	--
Repayment of long-term debt	(81,352)	(610,515)
Net cash provided by (used in) financing activities	1,211,138	(642,724)
Effect of exchange rate on cash and cash equivalents	(178)	307
Net increase (decrease) in cash and cash equivalents	324,464	(68,241)
Cash and cash equivalents, beginning of period	930,856	2,036,646
Cash and cash equivalents, end of period	$1,255,320	$1,968,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest (net of amounts capitalized)	$106,342	$187,085
Income taxes	$--	$--

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Nine months ended December 31, 2020

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, a Delaware corporation, Stadco New Acquisition, LLC, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. WCMC has no customers or operations, and we have initiated a plan of termination to legally dissolve this subsidiary. TechPrecision, WCMC and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020, the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ equity for the three and nine months ended December 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

The directives imposed by federal, state and local governments as a result of the COVID-19 pandemic did not impair our ability to maintain operations during the first nine months of fiscal 2021 as the Company was designated an essential service. Our estimates at the end of the first nine months of fiscal 2021 assumed no material impact from the disruptions caused by COVID-19.

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

Issued Standards Not Yet Adopted

In December, 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company plans to adopt the standard on April 1, 2021, and is currently evaluating the amendments in this update to determine the impact it may have on its financial statements and disclosures.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provides for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended December 31, 2020	$2,885,753	$683,965	$3,569,718
Three months ended December 31, 2019	$3,200,671	$466,605	$3,667,276
Nine months ended December 31, 2020	$9,314,846	$2,251,330	$11,566,176
Nine months ended December 31, 2019	$9,725,635	$1,349,985	$11,075,620

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2020	$3,141,416	$428,302	$3,569,718
Three months ended December 31, 2019	$3,439,367	$227,909	$3,667,276
Nine months ended December 31, 2020	$9,251,284	$2,314,892	$11,566,176
Nine months ended December 31, 2019	$9,104,395	$1,971,225	$11,075,620

As of December 31, 2020, the Company had $18.4 million of remaining performance obligations, of which $13.0 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue over-time or at a point-in-time during the next thirty-six months.

We have been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers can change from year to year. The following table presents customers who accounted for 10% or more of our net sales for the following periods:

	Three months ended December 31, 2020			Three months ended December 31, 2019				Nine months ended December 31, 2020			Nine months ended December 31, 2019
Customer	Amount		Percent	Amount		Percent		Amount		Percent	Amount		Percent
A		$398,011	11%		$404,062	11%			$2,106,998	18%		$1,790,311	16%
B		$530,583	15%	$	*	*	%		$1,871,256	16%	$	*	* %
C		$609,114	17%		$1,215,737	33%			$1,679,814	15%		$2,320,485	21%
D		$682,337	19%		$727,084	20%			$1,631,010	14%		$1,825,213	16%
E		$550,096	15%	$	*	*	%	$	*	* %	$	*	* %
F	$	*	* %	$	*	*	%	$	*	* %		$1,136,146	10%
G	$	*	* %	$	*	*	%	$	*	* %		$1,148,242	10%

*Less than 10% of total

On our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2021, we recognized revenue of $0.8 million related to our contract liabilities at March 31, 2020. At December 31, 2020 contract assets consisted of the following:

Contract assets	Unbilled	Less:Progress payments	Total
December 31, 2020	$10,074,902	$4,760,249	$5,314,653
March 31, 2020	$10,635,588	$6,130,967	$4,504,621

NOTE 5 - INCOME TAXES

We account for income taxes under the provisions of FASB ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax provision for the nine months ended December 31, 2020 was $60,573, the income tax benefit for the nine months ended December 31, 2019 was $115,092. The Company's estimated effective tax rate for the nine months ended December 31, 2020 was 36.3%.

The valuation allowance on deferred tax assets was approximately $1.7 million at December 31, 2020. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

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

	Three months ended December 31, 2020	Three months ended December 31, 2019	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Basic EPS:
Net (loss) income	$(48,172)	$(319,770)	$106,358	$(390,014)
Weighted average shares	29,498,662	29,254,594	29,430,206	29,254,230
Basic (loss) income per share	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted EPS:
Net (loss) income	$(48,172)	$(319,770)	$106,358	$(390,014)
Dilutive effect of stock options	--	--	1,591,178	--
Diluted weighted average shares	29,498,662	29,254,594	31,021,384	29,254,230
Diluted (loss) income per share	$(0.00)	$(0.01)	$0.00	$(0.01)

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three months ended December 31, 2020 there were 2,814,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above. For the nine months ended December 31, 2020, there were 94,000 of common stock equivalents that were out-of-the-money and not included in the above earnings per share calculations. For the three and nine months ended December 31, 2019, there were 2,967,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

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

At December 31, 2020 there were 1,376,000 shares available for grant under the 2016 Plan. The following table summarizes information about stock option activity:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	0.360
Canceled	(2,000)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Canceled	(2,000)
Exercised	(150,000)	0.800
Outstanding at 12/31/2020	2,764,000	$0.393	$2,743,300	5.81
Vested or expected to vest at 12/31/2020	2,764,000	$0.393	$2,743,300	5.81
Exercisable and vested at 12/31/2020	2,764,000	$0.393	$2,743,300	5.81

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company’s common stock.

At December 31, 2020, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at December 31, 2020 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$1.00	2,670,000	5.87	$0.34	2,670,000	$0.34
$1.01-$1.96	94,000	0.26	$1.84	94,000	$1.84
Totals	2,764,000			2,764,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on August 31, 2021, or twelve months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. Total recognized compensation cost related to the restricted stock award was $44,667 for the nine months ended December 31, 2020. At December 31, 2020 there was $89,333 of unrecognized compensation cost related to these restricted stock awards.

On March 16, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $111,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on September 1, 2020, or approximately six months following the grant date. Each grantee must have been serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company had terminated prior to the vesting date, the grantee’s restricted stock would have been forfeited automatically. Total recognized compensation cost related to the restricted stock award was $101,750 for the nine months ended December 31, 2020. There was no unrecognized compensation cost related to these restricted stock awards at December 31, 2020.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2020, there were trade accounts receivable balances outstanding from five customers comprising 93% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of the total balance at:

	December 31, 2020			March 31, 2020
Customer	Dollars		Percent	Dollars		Percent
A		$356,228	30%	$	*	*
B		$243,938	21%	$	*	*
C		$193,750	17%	$	*	*
D	$	*	*		$365,636	37%
E		$167,152	14%		$254,637	26%
F	$	*	*		$123,000	12%
G		$123,909	11%	$	*	*

 *less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	December 31, 2020	March 31, 2020
Payments advanced to suppliers	$31,268	$272,070
Prepaid insurance	358,029	250,073
Prepaid subscriptions	22,057	14,440
Refundable AMT credits	22,748	22,748
Employee advances	--	18,173
Other	7,922	28,647
Total	$442,024	$606,151

NOTE 10 - ACCRUED EXPENSES

	December 31, 2020	March 31, 2020
Provision for claims settlement	$495,000	$495,000
Accrued compensation	316,490	383,555
Provision for contract losses	110,115	285,480
Accrued professional fees	244,703	279,657
Accrued project costs	109,062	76,059
Other	30,739	34,773
Total	$1,306,109	$1,554,524

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

Total debt included the following as of:	December 31, 2020	March 31, 2020
Berkshire Term Loan at 5.21% interest, due December 2021	$2,491,835	$2,564,389
Berkshire SBA PPP loan at 1% interest, due May 2022	1,317,100	--
Finance lease obligations at 8% interest, due January 2022	13,662	22,460
Total debt	$3,822,597	$2,586,849
Less: debt issue costs unamortized	$16,485	$20,460
Total debt, net	$3,806,112	$2,566,389
Less: Current portion of long-term debt	$3,088,553	$109,829
Total long-term debt, net	$717,559	$2,456,560

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. As provided under the amendments, our first payment, if required, would not be due until September 11, 2021.

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

On December 18, 2020, TechPrecision, through Ranor, entered into a Fourth Modification to Loan Agreement and First Modification and Allonge to Amended and Restated Promissory Note, or the Fourth Modification, with Berkshire Bank. The Modification amends and modifies the Berkshire Loan Agreement. The Fourth Modification also amends the Amended and Restated Promissory Note dated December 23, 2019 made by Ranor in favor of Berkshire in the stated principal amount of $3,000,000. As of the date of the Fourth Modification, there was approximately $2.5 million in remaining principal outstanding under the Term Loan and no amounts outstanding under the Revolver Loan.

Under the Fourth Modification, Ranor and Berkshire agreed to revise the minimum interest rate payable on the Revolver Loan. Under the promissory note for the Revolver Loan, the Company can elect to pay interest at an adjusted LIBOR-based rate or an Adjusted Prime Rate. Under the Fourth Modification, the minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan was also extended to December 20, 2022. All other material terms of the Berkshire Loan Agreement and the promissory note for the Revolver Loan were unchanged.

The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid principal of $1.0 million on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at December 31, 2020 and March 31, 2020. Interest payments on advances made under the Revolver Loan during the nine months ended December 31, 2020 were $6,664 at a weighted average interest rate of 2.67%. Unused borrowing capacity at December 31, 2020 was $3.0 million.

The Berkshire Loan Agreement contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at December 31, 2020 and March 31, 2020.

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

Fair Value Measurements

We account for fair value measurements in accordance with ASC Topic 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value. The carrying value of short and long-term borrowings approximates their fair value at December 31, 2020 and March 31, 2020. The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements. The Company’s short-term and long-term debt with Berkshire bank is privately held with no public market for the debt and is considered to be Level 3 under the fair value hierarchy.

NOTE 12 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. Right-of-use assets and liabilities on our condensed consolidated balance sheet at December 31, 2020 were:

Finance lease:	December 31, 2020
Property, plant and equipment	$54,376
Accumulated depreciation	43,501
Net property, plant and equipment	$10,875
Current portion of long-term debt	$12,569
Long-term debt	$1,093
Total finance lease liabilities	$13,662

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight line basis. Since the expiration of the term of the lease, we have continued to lease this office space on a month-to-month basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the period ended:	December 31, 2020
Operating lease amortization	$2,878
Finance lease amortization	$8,156
Finance lease interest	$1,102

Weighted average lease term and discount rate at:	December 31, 2020
Finance lease term (years)	1.25
Finance lease rate	8%

Supplemental cash flow information related to leases for the period ended:	December 31, 2020
Cash used in operating activities	$2,878
Cash used in financing activities	$8,798

NOTE 13 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $21,897 and $64,167 for the three and nine months ended December 31, 2020.

Provision for claims settlement

On March 16, 2020, the Company reached an agreement to settle all outstanding claims for $495,000 related to a civil action brought by former employees for past wages claimed under a paid time-off program. The claim is to be paid within sixty days following Court approval of the settlement. Such approval has not yet occurred.

NOTE 14 – SUBSEQUENT EVENTS

Securities Purchase Agreement

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

On February 2, 2021, the Company entered into an amendment effective as of December 15, 2020, to the previously disclosed stock purchase agreement providing for the Acquisition with Acquisition Sub, Stadco, Target and each stockholder of Target. Under the terms of SPA, if the Acquisition was not closed by December 31, 2020, either the Company or Stadco could have terminated the SPA. The Amendment effected a change to this provision by extending until February 28, 2021 the date after which the parties may terminate if the Acquisition has not closed. The Amendment also effected certain other minor changes to the SPA.

Loan Purchase and Sale Agreement

On January 29, 2021, in connection with securities purchase agreement described above, Acquisition Sub entered into a Loan Purchase and Sale Agreement, effective January 26, 2021, with Sunflower Bank, N.A., and agreed to by Stadco, Target, and Stadco Mexico, Inc.  Under the terms of the Loan Purchase Agreement, Acquisition Sub agreed to purchase certain indebtedness obligations of Stadco consisting of long-term indebtedness and revolving credit line indebtedness owed to Sunflower Bank. The current amount outstanding under these indebtedness obligations is approximately $9.8 million. In exchange, Acquisition Sub agreed to pay $2 million less than the aggregate amount of the indebtedness that is then outstanding on the date of the closing of the transactions contemplated under the Loan Purchase Agreement.  The closing of the indebtedness purchase is subject to the closing of the acquisition contemplated under the SPA and will take place on or about February 15, 2021, with an optional grace period of up to an additional 15 days.  In connection with the closing, Acquisition Sub will also guaranty repayment by Stadco to Sunflower Bank of any of the original approximately $1.5 million in principal indebtedness under Stadco’s Paycheck Protection Program Loan that is not forgiven under the terms of the Coronavirus Aid, Relief, and Economic Security Act.  The Loan Purchase Agreement contains customary representations and warranties of each party, as well as mutual indemnification provisions.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

•	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
•	our ability to balance the composition of our revenues and effectively control operating expenses;
•	external factors, including the COVID-19 pandemic, that may be outside of our control;
•	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
•	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
•	our ability to receive contract awards through competitive bidding processes;
•	our ability to maintain standards to enable us to manufacture products to exacting specifications;
•	our ability to enter new markets for our services;
•	our reliance on a small number of customers for a significant percentage of our business;
•	competitive pressures in the markets we serve;
•	changes in the availability or cost of raw materials and energy for our production facilities;
•	operating in a single geographic location;
•	restrictions in our ability to operate our business due to our outstanding indebtedness;
•	government regulations and requirements;
•	pricing and business development difficulties;
•	changes in government spending on national defense;
•	our ability to make acquisitions and successfully integrate those acquisitions with our business;
•	general industry and market conditions and growth rates;
•	general economic conditions;
•	the risk that the proposed acquisition of Stadco may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock;
•	the failure of either party to satisfy any of the conditions to the consummation of the proposed acquisition of Stadco and uncertainties as to the timing of the consummation of the proposed acquisition;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the securities purchase agreement governing the acquisition of Stadco;
•	the effect of the announcement or pendency of the proposed acquisition of Stadco on the Company’s business relationships, operating results and business generally;
•	risks related to diverting management’s attention from the Company’s ongoing business operations;
•	unexpected costs, charges or expenses resulting from the proposed acquisition of Stadco; and
•	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our 2020 Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

If revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter. Therefore, a revenue shortfall would have a disproportionate effect on our operating results for that quarter. We have reported operating losses in four of the last seven quarters. In Fiscal 2020 we reported a loss from operations of $0.1 million, due primarily to an increase in cost of sales for losses on certain customer projects. Until we complete and deliver the final units from these projects, they will continue to dampen gross margin in future quarterly periods.

For the nine months ended December 31, 2020, our net sales and net income were $11.6 million and $0.1 million, respectively, compared with net sales of $11.1 million and net loss of $0.4 million for the nine months ended December 31, 2019.  Our gross margin for the nine months ended December 31, 2020 and 2019 was 21.9% and 16.6%, respectively. We used $0.3 million of cash in operations for the nine months ended December 31, 2020 and had a cash balance of $1.3 million at December 31, 2020. Our sales order backlog at December 31, 2020 and March 31, 2020 was approximately $18.4 million and $16.8 million, respectively.

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

COVID-19

At the end of March 2020, the outbreak of coronavirus (COVID-19) had spread worldwide as a pandemic. The full extent of the outbreak, related business and travel restrictions and changes to social behavior intended to reduce its spread remain uncertain and subject to change as the health crisis continues to evolve in the U.S. and abroad. The directives imposed by federal, state and local governments did not impair our ability to maintain operations during the first nine months of fiscal 2021 as the Company was designated an “Essential Service.” The pandemic has nevertheless negatively affected certain of the Company’s customers, suppliers and labor force, and with the changing conditions as a result of the COVID-19 outbreak, the impact on our operations and financial results for the remainder of calendar year 2021 remains uncertain.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2020 Annual Report on Form 10-K. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the nine months ended December 31, 2020.

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

Three Months Ended December 31, 2020 and 2019

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	December 31, 2020		December 31, 2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,569	100%	$3,667	100%	$(98)	(3)%
Cost of sales	2,864	80%	3,353	91%	(489)	(15)%
Gross profit	705	20%	314	9%	391	124%
Selling, general and administrative	716	20%	663	18%	53	8%
Loss from operations	(11)	-%	(349)	(9)%	338	97%
Other expense, net	(50)	(1)%	(69)	(2)%	19	28%
Loss before taxes	(61)	(2)%	(418)	(11)%	357	85%
Income tax benefit	(13)	(1)%	(98)	(3)%	85	87%
Net loss	$(48)	(1)%	$(320)	(8)%	$272	85%

Net Sales

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed).

Net sales were $3.6 million for the three months ended December 31, 2020, or 3% lower when compared to net sales for the three months ended December 31, 2019 of $3.7 million. Net sales in our defense markets decreased by $0.3 million when compared to the three months ended December 31, 2019. However, our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors. Net sales to other commercial markets increased by $0.2 million when compared to the three months ended December 31, 2019, primarily on new projects for components built for a certain nuclear energy customer. We have experienced repeat business in these markets, but the order flow is uneven and difficult to forecast.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Cost of sales for the three months ended December 31, 2020 were $0.5 million lower when compared to the three months ended December 31, 2019, primarily because of the absence of any significant contract losses. The fiscal 2020 third quarter included a higher loss provision for certain customer projects.

As a result, gross profit was $0.7 million for the three months ended December 31, 2020, or $0.4 million higher when compared to the three months ended December 31, 2019. Gross margin was 19.8% for the three months ended December 31, 2020 and 8.6% for the three months ended December 31, 2019.

We continue to solve learning-curve challenges on a limited number of projects in the manufacturing schedule which had an unfavorable financial impact in fiscal 2020. Progress notwithstanding, until we complete and deliver the final units from these projects, they could have an unfavorable impact on gross margin in future quarterly periods.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2020 increased by $54,172 compared to the three months ended December 31, 2019, due primarily to an increase in outside advisory services, which included expenses for the proposed Stadco acquisition.

Other Expense, net

Interest expense was lower for the three months ended December 31, 2020 when compared to the three months ended December 31, 2019, and should continue to be lower than the prior year, barring any additional borrowings for working capital purposes under our revolving credit facility, or any new credit facility to meet our changing capital resource needs. Debt issue costs increased as the Company began to amortize costs associated with increasing the borrowing limit under the Revolver loan with Berkshire bank and borrowings under the payroll protection program, or PPP. The following table reflects other income and expense, interest expense and amortization of debt issue costs for the three months ended:

	December 31, 2020	December 31, 2019	$ Change	% Change
Other (expense) income, net	$(219)	$185	$(404)	(218)%
Interest expense	$(36,391)	$(58,817)	$22,426	38%
Amortization of debt issue costs	$(14,014)	$(10,511)	$(3,503)	(33)%

Income Taxes

For the three months ended December 31, 2020 and December 31, 2019, we recorded a tax benefit of $13,369 and $97,734, respectively. The tax benefit was the result of an operating loss.

Net Loss

As a result of the foregoing, for the three months ended December 31, 2020, we recorded a net loss of $48,172, compared with a net loss of $319,770 for the three months ended December 31, 2019.

Nine Months Ended December 31, 2020 and 2019

The following table sets forth information from our condensed consolidated statements of operations and comprehensive (loss) income, in dollars and as a percentage of revenue:

	December 31, 2020		December 31, 2019		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,566	100%	$11,075	100%	$491	4%
Cost of sales	9,035	78%	9,238	83%	(203)	(2)%
Gross profit	2,531	22%	1,837	17%	694	38%
Selling, general and administrative	2,206	19%	2,145	19%	61	3%
Income (loss) from operations	325	3%	(308)	(3)%	633	206%
Other expense, net	(159)	(1)%	(197)	(2)%	38	20%
Income (loss) before taxes	166	2%	(505)	(5)%	671	133%
Income tax expense (benefit)	60	1%	(115)	(1)%	175	152%
Net income (loss)	$106	1%	$(390)	(4)%	$496	127%

Net Sales

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed).

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior year periods. Net sales were 4% higher for the nine months ended December 31, 2020 when compared to net sales for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, net sales in our defense markets decreased by $0.4 million when compared to the nine months ended December 31, 2019. However, our defense backlog remains strong as new orders for components continue to flow down from our prime defense contractors. Net sales to other commercial markets increased by $0.9 million when compared to the nine months ended December 31, 2019 on projects completed for customers in the nuclear energy and medical markets. We have experienced repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2020 were $0.2 million lower when compared to the nine months ended December 31, 2019, primarily on the absence of any significant contract losses. The fiscal 2020 nine month period was marked by new project startup activities and higher provisions for contract losses.

Gross profit was $2.5 million for the nine months ended December 31, 2020, or 38% higher when compared to the nine months ended December 31, 2019. Gross margin was 21.9% for the nine months ended December 31, 2020 and 16.6% for the nine months ended December 31, 2019.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended December 31, 2020 increased by $60,684 as an increase in compensation and office costs more than offset a decrease in travel expenses when compared to the nine months ended December 31, 2019.

Other Expense, net

Interest expense was lower for the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019, and should continue to be lower than the prior year, barring any additional borrowings for working capital purposes under our revolving credit facility, or any new credit facility to meet our changing capital resource needs. Debt issue costs increased as we began to amortize costs associated with amendments to the existing Berkshire loan agreement bank and new borrowings under the payroll protection program, or PPP.

Other income for the nine months ended December 31, 2019 included proceeds from the sale of machinery and equipment of $16,000. The following table reflects other income, interest expense and amortization of debt issue costs for the nine months ended:

	December 31, 2020	December 31, 2019	$ Change	% Change
Other income, net	$1,237	$21,063	$(19,826)	(94)%
Interest expense	$(114,786)	$(187,167)	$72,381	39%
Amortization of debt issue costs	$(45,099)	$(31,280)	$(13,819)	(44)%

Income Taxes

For the nine months ended December 31, 2020 we recorded tax expense of $60,573 and a tax benefit of $115,092 for the nine months ended December 31, 2019. The tax benefit for the nine months ended December 31, 2019 was the result of an operating loss.

The valuation allowance on deferred tax assets at December 31, 2020 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for the nine months ended December 31, 2020, we recorded net income of $0.1 million, compared with a net loss of $0.4 million for the nine months ended December 31, 2019.

Liquidity and Capital Resources

Small Business Administration Loan

On May 8, 2020, the Company, through Ranor, issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. As provided under the amendments, our first payment, if required, would not be due until September 11, 2021.

Berkshire Term Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, and made available to Ranor a revolving line of credit of $1,000,000 under the Revolver Loan. The debt matures on December 20, 2021, with a balloon payment of approximately $2.4 million due under the terms of the Term Loan with Berkshire bank. We anticipate that we will be able to refinance that debt with Berkshire Bank.

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000.

The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid that principal on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at December 31, 2020 and March 31, 2020. Interest-only payments on advances made under the Revolver Loan during the nine months ended December 31, 2020 totaled $6,664 at a weighted average interest rate of 2.67%.

On December 18, 2020, under the Fourth Modification, Ranor and Berkshire Bank agreed to revise the minimum interest rate payable on the Revolver Loan. Under the Line of Credit Note, the Company can elect to pay interest at an adjusted LIBOR-based rate or an Adjusted Prime Rate. Under the Fourth Modification, the minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan was also extended to December 20, 2022. All other material terms of the Loan Agreement and Line of Credit Note were unchanged. Unused borrowing capacity at December 31, 2020 was $3.0 million.

At December 31, 2020, we had cash and cash equivalents of $1.3 million and working capital of $4.2 million. We believe our available cash plus cash expected to be provided by operations during fiscal 2021, and borrowing capacity available under the Revolver Loan will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements. However, following the closing of the acquisition of Stadco, or in connection therewith, we may need to reevaluate our financing needs in light of the significant changes we expect to the combined company’s capital resource needs. As a result, we may decide to seek new debt and/or equity financing.

The table below presents selected liquidity and capital measures at the indicated dates:

(dollars in thousands)	December 31, 2020	March 31, 2020	Change Amount
Cash and cash equivalents	$1,255	$931	$324
Working capital	$4,170	$5,595	$(1,425)
Total debt	$3,823	$2,587	$1,236
Total stockholders’ equity	$9,694	$9,469	$225

The following table summarizes the primary components of cash flows for the nine months ended:

(dollars in thousands)	December 31, 2020	December 31, 2019	Change Amount
Cash flows provided by (used in):
Operating activities	$(340)	$609	$(949)
Investing activities	(547)	(35)	(512)
Financing activities	1,211	(642)	1,853
Net increase (decrease) in cash	$324	$(68)	$392

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments, progress payments and payments made after shipment of finished goods. Cash used in operations for the nine months ended December 31, 2020 was $0.3 million compared with cash provided by operations of $0.6 million for fiscal 2020.

We used cash in operations during the first nine months of fiscal 2021, as accounts receivable and contract assets increased and contract liabilities decreased due to a changing production mix. We have encountered some delayed inspections, deliveries, and disrupted supply chain issues, due to travel restrictions in connection with the COVID-19 pandemic. The future financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted.

Investing activities

We do not anticipate any additional expenditures for new factory machinery and equipment during the last quarter of fiscal 2021. Net cash used in investing activities for purchases of property, plant and equipment in the nine months ended December 31, 2020 and 2019 totaled $546,890 and $35,225, respectively. The increase in the nine months ended December 31, 2020 occurred because the Company purchased new robotic equipment during fiscal 2021.

Financing activities

On May 8, 2020 we borrowed $1.3 million under the CARES Act payroll protection program. On April 3, 2020 we borrowed $1.0 million under our Revolver loan, then paid down $1.0 million in principal on June 30, 2020.

For the nine months ended December 31, 2020 and 2019 we made monthly principal payments of $81,352 and $610,515 in connection with our term debt and finance lease obligations.

All of the above activity resulted in a net increase in cash of $0.3 million for the nine months ended December 31, 2020 compared with a decrease in cash of $0.1 million for the nine months ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not currently have, and have not had, any off-balance sheet assets, liabilities or arrangements at December 31, 2020.

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

We define EBITDA as net (loss) income plus interest, income taxes, depreciation and amortization. EBITDA, a non-GAAP financial measure, was $0.8 million for the nine months ended December 31, 2020, as compared to $0.3 million for the nine months ended December 31, 2019. The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Net (loss) income	$(48)	$(320)	$272	$106	$(390)	$496
Income tax (benefit) expense	(13)	(98)	85	61	(115)	176
Interest expense (1)	50	69	(19)	160	218	(58)
Depreciation and amortization	182	168	14	521	548	(27)
EBITDA	$171	$(181)	$352	$848	$261	$587

(1) Includes amortization of debt issue costs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.	Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market price of our common stock following the acquisition of Stadco may decline as a result of the transaction.

The market price of our common stock may decline as a result of our acquisition of Stadco and its affiliates for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and financial condition following the acquisition;

•	the effect of the acquisition on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by management and the Company’s investors, or at all.

Item 6. Exhibits.
Exhibit Index
Exhibit No.	Description
2.1*	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and the stockholders of Stadco, dated as of October 16, 2020 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on October 20, 2020).

3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).

3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).

3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).

10.1*	Fourth Modification to Loan Agreement and First Modification and Allonge to Amended and Restated Promissory Note, dated December 18, 2020, between Ranor, Inc. and Berkshire Bank (incorporated by reference to Exhibit 10.1 to our Current Report, filed with the Commission on December 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2020 and March 31, 2020; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019; and (v) the Notes to the Condensed Consolidated Financial Statements.

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

TechPrecision Corporation

February 11, 2021	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer