Form 10-K
period 2021-03-31
TECHPRECISION CORP
filed 2021-06-10
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31.5 million.

The number of shares outstanding of the registrant’s common stock as of June 3, 2021 was 29,498,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

2

PART I

Item 1.	Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal structural components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in two main industry groups: defense and precision industrial. The finished products are used in a variety of markets including defense, aerospace, nuclear, medical and precision industrial. Our mission is to be a leading end-to-end service provider to our customers by furnishing custom, fully integrated solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation and testing.

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

In 2020, as previously disclosed, we formed Stadco New Acquisition, LLC, or NewCo, for the purpose of effecting the acquisition of the business of Stadco, a company that manufactures precision parts for the defense and aerospace industries. As of the date of this Annual Report, this acquisition has not closed, and NewCo has no assets, liabilities or operations, other than in connection with the proposed acquisition.

Our executive offices are located at 1 Bella Drive, Westminster, Massachusetts 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

References in this annual report to the “Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor, WCMC and NewCo, unless the context indicates otherwise, while references to “TechPrecision” refer to TechPrecision Corporation and not its subsidiaries.

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

Although we seek continuous production programs with predictable cost structures that provide long-term integrated solutions for our customers, our activities include a variety of both custom-based and production-based requirements. The custom-based work is typically either a prototype or unique, one-of-a-kind product. The production-based work is repeat work or a single product with multiple quantity releases.

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

Coronavirus Disease (COVID-19) Pandemic Update

Beginning with the new calendar year 2020, the novel strain of coronavirus known as COVID-19 spread worldwide, including to U.S jurisdictions where the Company does business, and became a global pandemic. The United States Government declared a national emergency and various state governments imposed “lockdown” and “shelter-in-place” orders intended to reduce the spread of COVID-19 that have severely restricted business, social activities and travel. The Governor of the Commonwealth of Massachusetts, in which jurisdiction the Company’s manufacturing and executive offices are located, issued an emergency order on March 31, 2020, updated on April 28, 2020, imposing such an emergency order. This order was rescinded on May 15, 2020. As a designated “COVID-19 Essential Service” we continued our operations throughout the pendency of the order.

The full extent of the COVID-19 pandemic, related business and travel restrictions and changes to social behavior remain uncertain as the health crisis continues to evolve globally. Management has been closely monitoring the impact that the COVID-19 pandemic is having on the Company and is taking reasonable precautions and following state and federal guidelines to protect the health and welfare of our employees, so we can continue to perform and deliver the products our customers need. During the fiscal year 2021, the COVID-19 pandemic impacted all of the Company’s customers, suppliers and labor force. Management observed impacts from certain of its customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which resulted in delays of customer acceptance of completed work, milestone payments and the ultimate delivery of finished goods. While work restrictions have abated during the latter part of fiscal year 2021, the Company believes that the potential exists for other customer slowdowns or shutdowns to occur.

During the fiscal year ended March 31, 2021, with respect to suppliers, the Company experienced extended lead-times for delivery of certain critical supplies, and with respect to the Company’s labor force, we experienced a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. To date, including the first quarter of fiscal 2022, this has had a minor impact on the Company’s production levels, however, if more employees become ill in the future, the Company could experience a more significant disruption.

In light of the foregoing uncertainty caused by the COVID-19 pandemic, the Company determined it necessary to obtain additional funds. In this connection, as previously disclosed, on May 8, 2020, the Company, through Ranor, issued a promissory note, or the PPP Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the federal Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and is administered by the U.S. Small Business Administration, or SBA. The loan to Ranor was made through Berkshire Bank. The PPP Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Principal and accrued interest are payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the PPP Note is forgiven. To be available for loan forgiveness, the PPP Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020.

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and request loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. The Company applied for loan forgiveness within the ten month period on March 26, 2021.

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA has remitted to Berkshire Bank, the lender of record for the PPP loan, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan pay this loan off in full.

Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the potential impact on our financial condition and results of operations, and, the impacts could grow and continue for a longer period of time. The full extent to which the COVID-19 pandemic may impact the Company’s results of operations, financial condition or cash flows remains uncertain. Accordingly, we believe that future operating results, including the operating results for fiscal 2022, could potentially be materially impacted by the COVID-19 pandemic.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to: steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. As noted above, since the beginning of calendar year 2020, we have experienced some adverse effects to our supply sources as a result of the COVID-19 pandemic. In particular, the Company has seen lead-times for delivery of certain critical supplies extended. While the overall situation has improved, we continue to experience sporadic delays and supply shortages for specific items. In the fiscal year ended March 31, 2021, or fiscal 2021, two suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2020, or fiscal 2020, two suppliers accounted for 10% or more of our purchased material.

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

Requests for quotations received from customers are reviewed to determine the specific requirements and our ability to meet such requirements. Quotations are prepared by estimating the material and labor costs and assessing our current backlog to determine our delivery commitments. Competitive bid quotations are submitted to the customer for review and award of contract. Negotiation bids typically require the submission of additional information to substantiate the quotation. The bidding process can range from several weeks for a competitive bid to several months for a negotiation bid before the customer awards a contract. However, the spread of the COVID-19 pandemic in the United States slowed our acquisition of new customer purchase orders during fiscal year 2021 because of the inability of Company representatives to visit current and potential customers and discuss new orders.

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2021 and fiscal 2020.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 99% and 97% of our total revenue in fiscal 2021 and fiscal 2020, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2021 and fiscal 2020 was a prime defense contractor and accounted for 17% and 22% of our net sales during fiscal 2021 and fiscal 2020, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also serve customers who supply components to the nuclear power industry, and in our industrial sector, we build large-scale medical device components and assemblies for installation at certain medical institutions.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources.  The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2021 and 2020 are displayed in the table below:

(dollars in thousands)	2021		2020
Net Sales	Amount	Percent	Amount	Percent
Defense	$12,651	81%	$13,368	83%
Precision Industrial	$2,945	19%	$2,639	17%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2021 or fiscal 2020:

(dollars in thousands)	2021			2020
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$2,705	17%		$3,558	22%
Defense Customer 4		$2,683	17%	$	*	* %
Defense Customer 2		$2,309	15%		$2,759	17%
Defense Customer 3		$2,145	14%		$2,063	13%
Precision Industrial Customer 1	$	*	* %		$1,835	11%

* Revenue from the customer in this market was less than 10% of our total revenue during the period.

At March 31, 2021, we had a backlog of orders totaling approximately $18.6 million. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog at March 31, 2020 was $16.8 million.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2021 and 2020 were not material.

Occupational Health and Safety Laws

Our business and operations are subject to numerous federal, state and local laws and regulations intended to protect our employees. Due to the nature of manufacturing, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state government of Massachusetts and the local governments having jurisdiction over our plant, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”).

Further, our manufacturing and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, transportation and other laws or regulations relating to health and safety requirements, including COVID-19 safety and prevention. Our operations are also subject to federal, state and local labor laws relating to employee privacy, wage and hour matters, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. We are also subject to existing and emerging federal and state laws relating to data security and privacy.

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2021 and 2020 were not material.

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

Human Capital Resources

The success of our business depends in large part on our ability to attract, retain, and develop a workforce of skilled employees at all levels of our organization. We provide our employees base wages and salaries that we believe are competitive and consistent with employee positions, and work with local, regional, and state-wide agencies to facilitate workforce hiring and development initiatives.

As of March 31, 2021, we had 93 employees, of whom all are full time employees, 23 are salaried and 70 are hourly. None of our employees are represented by a labor union.

In connection with the outbreak of COVID-19, our production and support workforce continued to work in-person at our facility to provide vital products and services to our customers, while many of our employees in support and administrative functions have effectively worked in-person and remotely since mid-March 2020.

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

Risks Related to Our Business and Industry

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

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract.  As a result, we cannot assure you that we will have a continuing stream of revenue from any contract.  Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.  Additionally, our reliance on individual purchase orders has historically caused, and may in future periods cause, our results of operations and cash flows to vary considerably and unpredictably from period to period. Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, large medical device and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services. The COVID-19 pandemic may also continue to reduce demand for our products and services as a result of delays or disruptions in our customers’ ability to continue their own production, shutdowns of our customers’ facilities and the continuation of remote work by our customers, which may result in slowed responses and resolutions to production issues.

Our business may be impacted by external factors that we may not be able to control, including the COVID-19 pandemic.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemics, have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties.  Additionally, the volatility in the financial markets and disruptions or downturns in other areas of the global or U.S. economies could negatively impact our business.  These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable.  As a result, our business, financial condition and results of operations could be materially adversely affected.

At the beginning of calendar year 2020, the COVID-19 pandemic began to adversely affect our business and operations. The effects of the continuing pandemic and related governmental responses have included, and could in future periods include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for our services and overall global economic activity. In this connection, the United States Government declared a national emergency and various state governments have imposed various “lockdown” and “shelter-in-place” orders as a result of the COVID-19 pandemic, including the government of the Commonwealth of Massachusetts. The Company was designated as a provider of a “COVID-19 Essential Service” under the emergency order in Massachusetts and, accordingly, continued its operations during the pendency of the order, which was rescinded on May 18, 2021. However, the full extent of the COVID-19 pandemic, related business and travel restrictions and changes to social behavior remain uncertain as the health crisis continues to evolve globally. Management has been closely monitoring the impact that the COVID-19 pandemic is having on the Company. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has negatively affected the Company’s customers, suppliers and labor force. Customer impacts have included certain customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, customer payment of milestone payments to us, and delivery of finished goods. Although these issues have abated somewhat since the commencement of vaccination efforts, the Company believes that the potential exists for other customer shutdowns or slow-downs. Supplier impacts have included difficulties experienced by the Company in ordering certain essential supplies. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. To date, this has had a minor impact on the Company’s production levels, however, if more employees become ill in the future, the Company could experience more significant disruptions, which could have a material adverse effect on our results of operations, financial condition and cash flows.

However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. As a result, we cannot reasonably estimate the magnitude of the impact on our financial condition and results of operations.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year.  For the year ended March 31, 2021 our three largest customers accounted for approximately 49% of our revenue. For the year ended March 31, 2020, our three largest customers accounted for approximately 52% of our revenue. In addition, our backlog at March 31, 2021 was $18.6 million, of which 80% was attributable to three customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers.  Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, one customer in the fiscal years ended March 31, 2021 and 2020 accounted for 17% and 22% of our revenue, respectively. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties.  If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

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

We expect to fill most items of backlog within the next three years. However, because orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 36-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 36 month horizon.

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

The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials, including delays or shortages caused by the COVID-19 pandemic and the government-imposed lockdowns. If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products.  This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

In addition, costs of certain critical raw materials have been volatile due to factors beyond our control.  Raw material costs are included in our contracts with customers, but in some cases we are exposed to changes in raw material costs from the time purchase orders are placed to when we purchase the raw materials for production.  Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, in March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. The tariff has been imposed on all steel imports, although imports from certain countries were initially excluded, and the tariffs on steel and aluminum imports from Mexico and Canada have been lifted. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Such actions could increase steel and aluminum costs and decrease supply availability. Any increase in steel and/or aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely steel or aluminum supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

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

Because certain of our products are used in a variety of military applications, including ships and submarines, we derive a significant portion of our revenue from the defense industry. In fiscal 2021, approximately 81% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. The COVID-19 pandemic, the government-imposed lockdowns and the economic dislocation therefrom may also lead to declines in governmental defense spending if national priorities shift from national defense to healthcare policy and economic recovery. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products.  Delays in scheduling have been and in the future may be caused by disruptions relating to the COVID-19 pandemic and government-imposed lockdowns, while changes in order specifications may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype.  As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses.  We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes.  Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead.  Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense-generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period.  We cannot assure that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis. Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us.  Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis.  If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets.  Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our income and cash flows.

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

Disruptions in the credit markets have in the past severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all.  In addition, the COVID-19 pandemic has significantly disrupted world financial markets, increased volatility in U.S. capital markets, and may reduce opportunities for us to seek additional funding. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our results of operations, financial condition, and liquidity.

Risks Related to our Common Stock

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded. Additionally, the economic and other consequences of the COVID-19 pandemic have resulted in significant volatility in the equity capital markets as the economy begins to recover.

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

In view of the cash requirements of our business, we expect to use any cash flow generated by our business to finance our operations and growth and to service our indebtedness.  Further, we are subject to certain affirmative and negative covenants under our debt agreements which restrict our ability to declare or pay any dividend or other distribution on equity, purchase or retire any equity, or alter our capital structure. Accordingly, any return to stockholders will be limited to the appreciation of the value of their holdings of our stock.

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

A registration statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1.

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

Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long-form registration on Form S-1 and may experience delays. In addition, our ability to undertake certain types of financing transactions, such as at-the-market (ATM) offerings, may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

Risks Related to the Potential Acquisition of Stadco

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

General Risk Factors

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

We own approximately 145,000 square feet of office and manufacturing space under roof, situated on approximately 61 acres at 1 Bella Drive, Westminster, Massachusetts.  Our current facilities in Westminster are adequate for our present operational requirements, with room for limited expansion.  The manufacturing facilities include a fabrication plant and a machining plant, providing custom solutions through our core competencies in manufacturing engineering, materials management and traceability, fabrication, machining, assembly and testing, finishing and coating, and packaging.  Our capabilities include 100+ ton crane capacity, 35 feet under hook, weld positioners up to 50 ton, 400+ approved weld procedures, multiple weld cells, stress relief ovens, blast rooms, and multiple precision machining centers. Our loans from Berkshire Bank are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

Item 3.	Legal Proceedings.

Class Action Lawsuit

On or about February 26, 2016, nine former employees, or plantiffs, of Ranor filed a complaint in the Massachusetts Superior Court, Worcester County, against Ranor and former and current executive officers of Ranor, alleging violations of the Massachusetts Wage Act, breach of contract and conversion based on a modification made to Ranor’s personal time off policy. Plaintiffs claim that Ranor’s modification to its personal time off, or PTO, policy in April 2014 caused these employees to forfeit earned PTO. Plaintiffs had sought relief in the form of monetary damages. Plaintiffs asserted their claims on behalf of a class of all current and former employees of Ranor who were affected by the modification to Ranor’s PTO policy.

On March 16, 2020, the parties signed a Memorandum of Understanding wherein the parties agreed to a settlement of $495,000, to be paid within sixty (60) days following court approval of the settlement.

On March 15, 2021, the court approved the final class action settlement.  As such, the plaintiffs’ claims have been fully and finally dismissed, and the $495,000 payment to the plaintiffs’ counsel was paid within 60 days, on May 10, 2021.

Item 4.	Mine Safety Disclosures

Not applicable to the registrant.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	59	Chief Executive Officer
Thomas Sammons	66	Chief Financial Officer

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

As of May 24, 2021, we had approximately 1,435 record holders of our common stock. We were incorporated in 2005 and have never paid dividends on our common stock. Certain covenants in our Loan Agreement with Berkshire Bank prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;

●	our ability to change the composition of our revenues and effectively control operating expenses;

●	external factors, including the COVID-19 pandemic, that may be outside of our control;

●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;

●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;

●	our ability to receive contract awards through competitive bidding processes;

●	our ability to maintain standards to enable us to manufacture products to exacting specifications;

●	our ability to enter new markets for our services;

●	our reliance on a small number of customers for a significant percentage of our business;

●	competitive pressures in the markets we serve;

●	changes in the availability or cost of raw materials and energy for our production facilities;

●	operating in a single geographic location;

●	restrictions in our ability to operate our business due to our outstanding indebtedness;

●	government regulations and requirements;

●	pricing and business development difficulties;

●	changes in government spending on national defense;

●	our ability to make acquisitions and successfully integrate those acquisitions with our business;

●	general industry and market conditions and growth rates;

●	the risk that the proposed acquisition of Stadco may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock;

●	the failure of either party to satisfy any of the conditions to the consummation of the proposed acquisition of Stadco and uncertainties as to the timing of the consummation of the proposed acquisition;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the securities purchase agreement governing the proposed acquisition of Stadco;

●	the effect of the announcement or pendency of the proposed acquisition of Stadco on the Company’s business relationships, operating results and business generally;

●	risks related to diverting management’s attention from the Company’s ongoing business operations;

●	unexpected costs, charges or expenses resulting from the proposed acquisition of Stadco; and

●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

All manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. Ranor holds a certificate of authorization issued by the American Society of Mechanical Engineers and the National Board of Boiler and Pressure Vessel Inspectors. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

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

All of our sales were generated in the U.S. and we continue to experience customer concentration. For fiscal 2021, we had seven customers, who each generated in excess of $1.0 million in revenue for the Company, which accounted for approximately 89% of our revenue, in the aggregate. Our sales order backlog at March 31, 2021 was approximately $18.6 million compared with a backlog of $16.8 million at March 31, 2020.

For fiscal 2021, we recorded net sales and net income of $15.6 million and $0.3 million, respectively, compared with net sales of $16.0 million and net loss of $0.3 million, for fiscal 2020.  Our gross margin for fiscal 2021 was 22.2% compared with gross margin of 19.6% in fiscal 2020. We generated $0.6 million of cash from operating activities in fiscal 2021 and had a cash balance of $2.1 million at March 31, 2021.

Impact of COVID-19 Pandemic

As discussed above (see “Business – COVID-19 Pandemic Update”), the COVID-19 pandemic and the government-imposed lockdowns have affected our business. On March 31, 2020, the Governor of the Commonwealth of Massachusetts, in which jurisdiction the Company’s manufacturing and executive offices are located, issued an emergency order generally shutting down the economy. However, the Company had been designated as a provider of a “COVID-19 Essential Service” and, accordingly, has continued it operations during the pendency of the order, which was rescinded on May 18, 2020.

Over the course of fiscal year 2021 and up to the date of this Annual Report on Form 10-K, the COVID-19 pandemic has negatively affected the Company’s customers, suppliers and labor force. With respect to customers, management has observed impacts from certain of its customers halting operations entirely for a period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, the making of milestone payments to us, and delivery of finished goods. The Company believes that the potential exists for other customer shutdowns or slowdowns to occur in the future. Management expects that the impact of the foregoing may negatively affect the Company’s cash flows. With respect to suppliers, the Company has seen lead-times for delivery of certain critical supplies extended. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. Notwithstanding all of the above, this set of circumstances has had a minor impact on the Company’s production levels, however if more employees were to become ill in the future, the Company could experience a more significant disruption.

Nevertheless, our production facilities continued to operate much as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities have not materially impaired our ability to maintain operations. Accordingly, our results of operations and cash flows during the fiscal year ended March 31, 2021 were not materially affected by the COVID-19 pandemic.

However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the magnitude of future impact on our financial condition and results of operations.

Proposed Acquisition of Stadco

In October 2020, we announced an agreement to purchase Stadco, a company that manufactures precision parts for the defense and aerospace industries. Incremental costs incurred for due diligence as a result of this agreement could impact earnings in future quarterly periods. Because of the size of this acquisition target relative to our business, following closing, we expect to report that our results of operations, cash flows and financial condition will differ materially from those reported to date. The acquisition agreement is subject to certain conditions, and may or may not be completed unless all of the conditions set forth in the agreement are completed. Failure to successfully integrate and realize the expected benefits of such acquisitions or to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

Strategy

We aim to establish our expertise in program and project management and develop and expand a repeatable customer business model in all of our markets. We concentrate our sales and marketing activities on customers under two main industry groups: defense and precision industrial. Our strategy is to leverage our core competence as a manufacturer of high-precision, large-scale metal fabrications and machined components to optimize profitability of our current business and expand with key customers in markets that have shown increasing demand.

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered critical components in support of, among other projects, the U.S. Navy’s Virginia-class fast attack submarine program and Columbia-class ballistic missile submarine program. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors.  Based upon these efforts, we believe there are opportunities to secure additional business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years, especially in connection with the submarine programs. We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production. Sales to defense market customers have generated the largest proportion of our revenues for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2022 as well.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve a number of different customers in our precision industrial group.

For example, we manufacture large-scale medical device components for a customer in this group who installs their proprietary systems at certain medical institutions. In addition, we build components for customers in the power generation markets.

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

Critical Accounting Policies

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data”. We consider the policies relating to revenue recognition to be a critical accounting policy. There have been no significant changes to our critical accounting policies during the year ended March 31, 2021.

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

As of March 31, 2021, our federal net operating loss carryforward was approximately $7.3 million. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes.

The Company has recorded a net deferred tax asset of $1.9 million, which includes the benefit of $2.2 million in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of twelve months, more or less. However, contracts for larger complex components can take up to thirty-six months to complete. Units manufactured under the majority of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions.  Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

Key Performance Indicators

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we also utilize and present certain financial measures that are not based on or included in U.S. GAAP. We refer to these as Non-GAAP financial measures.  Please see the section titled “EBITDA Non-GAAP financial measure” below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the most directly comparable U.S. GAAP financial measures.

Fiscal Years Ended March 31, 2021 and 2020

The following table sets forth information from our Consolidated Statements of Operations and Comprehensive Income (Loss), in dollars and as a percentage of revenue:

	2021		2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$15,596	100%	$16,007	100%	$(411)	(3)%
Cost of sales	12,132	78%	12,868	80%	(736)	(6)%
Gross profit	3,464	22%	3,139	20%	325	10%
Selling, general and administrative	2,841	18%	2,786	17%	55	2%
Provision for claims	--	--%	495	3%	(495)	(100)%
Operating income (loss)	623	4%	(142)	(1)%	765	539%
Other expense, net	(197)	(1)%	(273)	(2)%	76	28%
Income (loss) before taxes	426	3%	(415)	(3)%	841	203%
Provision (benefit) for income taxes	105	1%	(73)	(1)%	178	244%
Net income (loss)	$321	2%	$(342)	(2)%	$663	194%

Net Sales

Net sales were $15.6 million for fiscal 2021, or 3% lower when compared to net sales for fiscal 2020 of $16.0 million. Net sales in defense markets decreased by $0.7 million when compared to fiscal 2020, however, our defense backlog remains strong as new orders for components continue to flow down from our existing customer base of prime defense contractors. Net sales to industrial markets increased by $0.3 million when compared with fiscal 2020 as a sales increase to nuclear energy customers more than offset a decrease in sales to medical markets. We have experienced repeat business in the industrial markets, but the order flow can be uneven and difficult to forecast.

The Company records most of its revenue over time as it completes performance obligations. We measure progress for performance obligations satisfied over time using input methods (e.g., labor hours expended and time elapsed). Fiscal 2021 revenue recognized over time was $12.9 million, an increase of 2% when compared to fiscal 2020. Fiscal 2021 revenue recognized over time was generated by a favorable product mix that included more customer projects with profitable gross margins, consuming actual labor hours that were in-line with estimates to complete.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At March 31, 2021, the Company had a backlog of $18.6 million, an increase of $1.8 million when compared with March 31, 2020.

Cost of Sales and Gross Margin

Gross profit was $3.5 million for the fiscal year ended March 31, 2021, or 10% higher when compared to the fiscal year ended March 31, 2020. Gross margin was 22.1% for the period ended March 31, 2021 and 19.6% for the period ended March 31, 2020.

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the fiscal year ended March 31, 2021 were $0.7 million lower when compared to the fiscal year ended March 31, 2020. The decrease in cost of sales was the result of lower contract losses and lower material costs offset in part by an increase in under-applied overhead.

In fiscal 2020, our cost of sales included an increase in expense of $1.0 million for losses on certain customer projects, which dampened gross profit and gross margin for the prior year period. The fiscal 2020 period was also marked by a higher number of new project startup activities, and more labor hours allocated to less profitable projects.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the fiscal year ended March 31, 2021 increased by $55,549 as increases in expenses for share-based compensation, employee benefits, and office costs more than offset a decrease in professional fees and travel expenses due to the COVID-19 travel restrictions.

Provision for Claims Settlement

In fiscal 2020, we agreed to settle all outstanding claims for $495,000 under a civil class action brought by former employees against the Company for past wages claimed under a paid time-off program. The settlement was paid out in the first quarter of fiscal 2022. The Company was released from all claims raised in this litigation under the Massachusetts Wage Act.

Other Expense, net

Interest expense was lower for the fiscal year ended March 31, 2021 when compared to the fiscal year ended March 31, 2020, and should continue to remain at current levels, barring any additional borrowings for working capital purposes under our revolving credit facility, or any new credit facility to meet our changing capital resource needs. Debt issue costs decreased as certain costs were retired in connection with amendments to the existing Berkshire loan agreement. Fiscal 2020 included a gain from the sale of retired machinery for $16,000. The following table presents costs for the fiscal years ended March 31:

	2021	2020	$ Change	% Change
Other income, net	$4,600	$22,750	$(18,150)	(80)%
Interest expense	$(150,938)	$(236,574)	$85,636	36%
Amortization of debt issue costs	$(51,399)	$(59,502)	$8,103	14%

Provision for Income Taxes

For fiscal year 2021 the Company recorded tax expense of $104,880. In fiscal 2020, the Company recorded a tax benefit of $73,041. The fiscal 2021 tax expense was driven by certain reversing temporary differences, which reduced the amount of deferred tax assets.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The valuation allowance on deferred tax assets at March 31, 2021 was approximately $1.7 million. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for fiscal 2021, we recorded net income of $0.3 million, or $0.01 per share basic and fully diluted, compared with net loss of $0.3 million, or $0.01 per share basic and fully diluted in fiscal 2020.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $2.1 million and working capital of $5.2 million. We believe our available cash plus cash expected to be provided by operations during fiscal 2022, and borrowing capacity available under the Revolver Loan will be sufficient to fund our operations, capital expenditures and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements. However, following the closing of the potential acquisition of Stadco, or in connection therewith, we may need to reevaluate our financing needs in light of the significant changes we expect to the combined Company’s capital resource needs. As a result, we may decide to seek new debt and/or equity financing.

The table below presents selected liquidity and capital measures at the fiscal years ended:

(dollars in thousands)	March 31, 2021	March 31, 2020	Change Amount
Cash and cash equivalents	$2,131	$931	$1,200
Working capital	$5,202	$5,595	$(393)
Total debt	$3,829	$2,587	$1,242
Total stockholders’ equity	$9,942	$9,469	$473

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

(dollars in thousands)	March 31, 2021	March 31, 2020	Change Amount
Operating activities	$636	$677	$(41)
Investing activities	(608)	(40)	(568)
Financing activities	1,172	(1,743)	2,915
Net increase (decrease) in cash	$1,200	$(1,106)	$2,306

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

Cash provided by operations for fiscal 2021 was $0.6 million. Favorable timing with customer advance payments and progress payments resulted in higher amounts of cash generated in the fourth quarter of fiscal 2021. Fiscal 2020 was marked by an increase in customer project activity which resulted in $0.7 million of cash provided by operations.

Investing activities

We invested approximately $0.6 million in new factory machinery and equipment in fiscal 2021, and we estimate that we will spend approximately $1.1 million for new machinery and equipment in fiscal 2022. In fiscal 2020, we expended approximately $40,000 for new factory machinery and equipment.

Financing activities

On May 8, 2020 we borrowed $1.3 million under the CARES Act payroll protection program. On April 3, 2020 we borrowed $1.0 million under our Revolver loan, then paid down $1.0 million in principal on June 30, 2020.

For the fiscal year ended March 31, 2021 we made principal payments of $0.1 million in connection with our term debt and finance lease obligations.

In fiscal 2020, we used $1.6 million to repay in full Ranor’s indebtedness under a capital equipment loan with People’s Capital and Leasing Corp. In addition, we used $0.1 million for monthly principal payments in connection with our other debt obligations.

All of the above activity resulted in a net increase in cash of $1.2 million in fiscal 2021 compared with a decrease in cash of $1.1 million in fiscal 2020.

Small Business Administration Loan

On May 8, 2020, the Company, through Ranor, issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. The Company applied for loan forgiveness within the ten month period on March 26, 2021.

On May 12, 2021, the SBA remitted to Berkshire Bank, the lender of record of the PPP loan, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan pay this loan off in full.

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit of $1,000,000, or the Revolver Loan. As amended, the Term Loan matures on December 20, 2021, with a balloon payment of approximately $2.4 million due under the terms of the Term Loan with Berkshire Bank. We anticipate that we will be able to refinance that debt with Berkshire Bank.

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000.

The Company borrowed $1.0 million under the Revolver Loan on April 3, 2020 and repaid that principal on June 30, 2020. There were no borrowed amounts outstanding under the Revolver Loan at March 31, 2021 and March 31, 2020. Interest-only payments on advances made under the Revolver Loan during the twelve months ended March 31, 2021 totaled $6,664 at a weighted average interest rate of 2.67%.

On December 18, 2020, under the Fourth Modification, Ranor and Berkshire Bank agreed to revise the minimum interest rate payable on the Revolver Loan. Under the Line of Credit Note, the Company can elect to pay interest at an adjusted LIBOR-based rate or an Adjusted Prime Rate. Under the Fourth Modification, the minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan was also extended to December 20, 2022. All other material terms of the Loan Agreement and Line of Credit Note were unchanged. Unused borrowing capacity at March 31, 2021 was $2.7 million.

The following table sets forth information as of March 31, 2021 as to our contractual obligations:

	Payments due by period
(dollars in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt obligations (1)	$3,829	$3,792	$27	$10	$-
Interest on debt	114	112	2	-	-
Employee compensation	496	496	-	-	-
Purchase obligations	1,286	1,286	-	-	-
Claims settlement	495	495	-	-	-
Total	$6,220	$6,181	$29	$10	$-

(1) Includes the finance lease and the PPP loan for $1,317 which was forgiven by the SBA in May 2021.

Off-Balance Sheet Arrangements

We do not currently have, and have not had during the fiscal year ended March 31, 2021, any off-balance sheet assets, liabilities or arrangements.

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

We define EBITDA as net income plus interest, income taxes, depreciation and amortization. Net income was $0.3 million for the fiscal year ended March 31, 2021, as compared to net loss of $0.3 million for the year ended March 31, 2020. EBITDA, a non-GAAP financial measure, was $1.3 million for the year ended March 31, 2021, as compared to $0.6 million for the year ended March 31, 2020. The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure reported in our consolidated financial statements for the fiscal years ended:

(dollars in thousands)	March 31, 2021	March 31, 2020	Change Amount
Net income (loss)	$321	$(342)	$663
Income tax provision (benefit)	105	(73)	178
Interest expense (1)	202	296	(94)
Depreciation	704	718	(14)
EBITDA	$1,332	$599	$733

(1) Includes amortization of debt issue costs.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 2 of the consolidated financial statements, for those long-term fixed-price contracts for which control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company measures progress for performance obligations satisfied over time using input methods such as costs incurred, resources consumed, labor hours expended, and/or time elapsed. The estimation of progress toward completion is subject to assumptions and variables and requires significant judgment. Auditing the Company’s estimate of total expected contract costs and effort necessary to completion is especially challenging due to the judgmental and subjective nature of the estimation of costs to complete, including material, labor and subcontracting costs, among others, unique to each revenue arrangement. Revisions in contract estimates can materially affect the Company’s operating results.

We obtained an understanding of and evaluated the Company’s revenue recognition review procedures. To test the estimate of expected contract costs to complete and effort necessary to completion, our audit procedures included, among others, testing significant components of the estimate noted above, assessing the completeness of the cost estimates, reviewing changes in the estimates from previous periods and testing underlying data used by management. Further, our procedures included discussing project status with operations and finance management responsible for managing the contractual arrangements; inspecting evidence to support the assumptions made by management; evaluating the key assumptions utilized in development of the expected contract costs to complete the arrangement; and performing look-back procedures to assess previous estimates as well as performance on similar arrangements. We also reviewed documentation of management’s estimates as well as continued progress on open arrangements through the reporting date for evidence of changes that would affect estimates as of the balance sheet date.

/s/ Marcum LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

June 10, 2021

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,130,711	$930,856
Accounts receivable	608,059	990,300
Contract assets	5,532,408	4,504,621
Raw materials	503,636	561,572
Work-in-process	767,520	656,041
Other current assets	379,437	606,151
Total current assets	9,921,771	8,249,541
Property, plant and equipment, net	4,063,209	4,182,861
Deferred income taxes	1,934,415	2,115,480
Other noncurrent assets, net	84,624	32,600
Total assets	$16,004,019	$14,580,482
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$500,848	$185,065
Accrued expenses	1,526,270	1,554,524
Contract liabilities	218,152	805,049
Current portion of long-term debt	2,474,963	109,829
Total current liabilities	4,720,233	2,654,467
Long-term debt, including finance lease	1,341,938	2,456,560
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,498,662 and 29,354,594 shares issued and outstanding at March 31, 2021 and 2020	2,949	2,935
Additional paid in capital	8,944,660	8,793,062
Accumulated other comprehensive income	21,838	21,688
Retained earnings	972,401	651,770
Total stockholders’ equity	9,941,848	9,469,455
Total liabilities and stockholders’ equity	$16,004,019	$14,580,482

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
	2021	2020
Net sales	$15,595,558	$16,007,288
Cost of sales	12,131,274	12,868,086
Gross profit	3,464,284	3,139,202
Selling, general and administrative	2,841,036	2,785,486
Provision for claims settlement	--	495,000
Income (loss) from operations	623,248	(141,284)
Other income	4,600	22,750
Interest expense	(202,337)	(296,076)
Total other expense, net	(197,737)	(273,326)
Income (loss) before income taxes	425,511	(414,610)
Provision (benefit) for income taxes	104,880	(73,041)
Net income (loss)	$320,631	$(341,569)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	150	(252)
Other comprehensive income (loss), net of tax	150	(252)
Comprehensive income (loss)	$320,781	$(341,821)
Net income (loss) per share – basic	$0.01	$(0.01)
Net income (loss) per share – diluted	$0.01	$(0.01)
Weighted average number of shares outstanding – basic	29,447,085	29,258,692
Weighted average number of shares outstanding – diluted	31,035,355	29,258,692

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance 3/31/2019	29,234,594	$2,923	$8,693,106	$21,940	$993,339	$9,711,308
Stock based compensation			90,917			90,917
Restricted stock award	100,000	10	(10)			--
Shares issued under long-term incentive plan	20,000	2	7,198			7,200
Related party stock transaction			1,851			1,851
Net income					(341,569)	(341,569)
Foreign currency translation adjustment				(252)		(252)
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock based compensation			179,917			179,917
Restricted stock award	100,000	10	(10)			--
Shares issued under long-term incentive plan	44,068	4	(4)			--
Taxes on exercised options			(28,305)			(28,305)
Net income					320,631	320,631
Foreign currency translation adjustment				150		150
Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$320,631	$(341,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	704,049	717,579
Amortization of debt issue costs	51,399	59,502
Gain on disposal of equipment	(1,425)	--
Stock based compensation expense	179,917	90,917
Change in contract loss provision	(121,316)	227,688
Deferred income taxes	181,065	(73,041)
Provision for claims settlement	--	495,000
Changes in operating assets and liabilities:
Accounts receivable	382,241	20,143
Contract assets	(1,027,787)	(113,789)
Inventories	(53,542)	22,702
Other current assets	226,714	(146,185)
Accounts payable	315,783	(424,017)
Accrued expenses	65,018	77,747
Contract liabilities	(586,897)	64,102
Net cash provided by operating activities	635,850	676,779
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(546,890)	(39,831)
Proceeds from sale of fixed assets	9,582	--
Deposit for fixed assets	(70,623)	--
Net cash used in investing activities	(607,931)	(39,831)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock transactions	--	9,051
Proceeds from revolver loan	1,000,000	--
Repayment of revolver loan	(1,000,000)	--
Deferred loan costs	(24,610)	(41,628)
Proceeds from payroll protection program loan	1,317,100	--
Repayment of long-term debt	(120,441)	(1,710,500)
Net cash provided by (used in) financing activities	1,172,049	(1,743,077)
Effect of exchange rate on cash and cash equivalents	(113)	339
Net increase (decrease) in cash and cash equivalents	1,199,855	(1,105,790)
Cash and cash equivalents, beginning of period	930,856	2,036,646
Cash and cash equivalents, end of period	$2,130,711	$930,856
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$135,320	$232,492

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Year Ended March 31, 2021

On March 31, 2021, the Company entered into a new finance lease agreement for certain copy and print equipment for $45,663, which is included in property, plant and equipment, net on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, Stadco New Acquisition, LLC, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. WCMC has no customers or operations, and we have initiated a plan of termination to legally dissolve this subsidiary. TechPrecision, WCMC, Stadco New Acquisition, LLC, and Ranor are collectively referred to as the “Company”, “we”, “us” or “our”.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, WCMC, Stadco New Acquisition, LLC and Ranor. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.  Our deposit and money market accounts are maintained in a large U.S. regional bank.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as accounts receivables in the consolidated balance sheets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no bad debt expense recorded for the years ended March 31, 2021 and 2020.

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

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant & Equipment, our property, plant and equipment is tested for impairment when triggering events occur and, if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

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

Fair Value Measurements - We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment.  We will use inputs based on management estimates or assumptions, or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

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

Revenue Recognition - The Company accounts for revenue under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and related amendments. ASC 606 sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2021 and 2020, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the fiscal year ended March 31, 2021 and 2020.

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

	2021	2020
Salaries and related expenses	$1,656,053	$1,511,620
Professional fees	805,304	826,140
Other general and administrative	379,679	447,726
Total Selling, General and Administrative	$2,841,036	$2,785,486

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors and employees. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $179,917 and $90,917 for the fiscal years ended March 31, 2021 and 2020, respectively. See Note 7 for additional disclosures related to stock based compensation.

Net Income (Loss) per Share of Common Stock - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted net income (loss) per common share is calculated using net income (loss) divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options calculated using the treasury stock method. See Note 6 for additional disclosures related to net income (loss) per share.

Foreign currency translation - The majority of our business is transacted in U.S. dollars; however, the functional currency of our subsidiary in China is the local currency, the Chinese Yuan Renminbi. In accordance with ASC 830, Foreign Currency Matters, foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income, and were not material for each of the reportable periods.

Income Taxes - In accordance with ASC 740, Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

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

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

On April 1, 2020 we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU modifies the disclosure requirements in Topic 820 by removing, modifying or adding certain disclosures.  The amendments for changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively.  All other amendments are applied retrospectively to all periods presented upon their effective date.  The adoption did not impact our consolidated financial statement disclosures.

On April 1, 2019, we adopted ASU 2016-02, Leases, or ASC 842, and all the related amendments using the modified retrospective method. The most significant effects of the standard on our consolidated financial statements were (1) the recognition of new right-of-use asset and lease liability on our consolidated balance sheet for an operating lease, and (2) new disclosures about our leasing activities (see Note 13). We elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. The Company has one short-term operating lease with a term of twelve months.

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

Issued Standards Not Yet Adopted

In December, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company does not expect the amendments in this update to have a significant impact on its financial statements and disclosures.

NOTE 4 - REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations can be between three and thirty-six months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Year ended March 31, 2021	$12,650,708	$2,944,850	$15,595,558
Year ended March 31, 2020	$13,367,764	$2,639,524	$16,007,288

Net Sales by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2021	$12,869,520	$2,726,038	$15,595,558
Year ended March 31, 2020	$12,637,728	$3,369,560	$16,007,288

As of March 31, 2021, the Company had $18.6 million of remaining performance obligations, of which $15.6 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the fiscal years ended March 31:

	2021			2020
Customer	Amount		Percent	Amount		Percent
Customer A		$2,704,985	17%		$3,558,477	22%
Customer B		$2,682,881	17%	$	*	* %
Customer C		$2,308,564	15%		$2,758,957	17%
Customer D		$2,145,465	14%		$2,063,409	13%
Customer E	$	*	* %		$1,835,362	11%

*Less than 10% of total

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2021, we recognized revenue of $0.8 million related to our contract liabilities at April 1, 2020. Contract assets consisted of the following at:

	Unbilled	Progress payments	Total
March 31, 2021	$11,392,948	$(5,860,540)	$5,532,408
March 31, 2020	$10,635,588	$(6,130,967)	$4,504,621

NOTE 5 - INCOME TAXES

We account for income taxes under ASC 740, Income Taxes.  The following table reflects income and loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2021	2020
U.S. operations	$435,534	$(403,419)
Foreign operations	(10,033)	(11,191)
Income (loss) before income taxes	425,511	(414,610)
Income tax provision (benefit)	104,880	(73,041)
Net income (loss)	$320,631	$(341,569)

The components of the provision (benefit) for income taxes consists of the following as of March 31:

	2021	2020
Current:
Federal	(76,185)	--
State	--	--
Total Current	$(76,185)	$--
Deferred:
Federal	148,151	(26,328)
State	32,914	(46,713)
Total Deferred	$181,065	$(73,041)
Income tax provision (benefit)	$104,880	$(73,041)

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. Under the CARES Act, Alternative Minimum Tax, or AMT, credit refunds are accelerated and fully refundable in tax returns through the year 2019. As a result of this provision, the Company recovered all of the AMT credits as refunds in the amount of $121,000 over the last two fiscal years.

Our fiscal 2021 and 2020 taxes were measured at the U.S. statutory income tax rate of 21%. For the year ended March 31, 2021, the Company's tax expense was driven by certain reversing temporary differences, which reduced the Company’s net deferred tax assets. A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) follows for fiscal years ended March 31:

	2021	2020
U.S. statutory income tax	$89,358	$(87,068)
State income tax, net of federal benefit	11,366	(35,969)
Change in state NOL, net of federal benefit	(10,487)	31,208
Stock-based compensation	(4,830)	(17,587)
Change in valuation allowance	20,484	9,340
Global intangible income tax	--	28,045
Other	(1,011)	(1,010)
Provision (benefit) for income taxes	$104,880	$(73,041)
Effective tax rate*	24.6%	17.6%

*Effective tax rate is calculated by dividing the income tax provision by income (loss) before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$3,571,600	$3,704,185
Compensation	347,742	341,900
Stock based compensation awards	238,120	213,854
Other items not currently deductible	189,728	88,090
Depreciation	38,490	68,486
AMT tax credits	--	76,186
Total deferred tax assets	4,385,680	4,492,701
Valuation allowance	(1,731,100)	(1,710,616)
Net deferred tax assets	2,654,580	2,782,085
Deferred tax liabilities:
Contract accounting methods	(720,165)	(666,605)
Total deferred tax liabilities	(720,165)	(666,605)
Deferred taxes, net	$1,934,415	$2,115,480

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have determined that it is more likely than not that certain future tax benefits may not be realized.  Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized.  Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards.  A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets.

The valuation allowance on deferred tax assets was approximately $1.7 million at March 31, 2021 and 2020. We believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase or decrease the valuation allowance for those deferred tax assets.

The following table summarizes carryforwards of net operating losses as of March 31, 2021:

	Amount	Begins to Expire:
Federal net operating losses	$7,296,383	2026
State net operating losses	$27,187,363	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.4 million. At March 31, 2021, we have approximately $6.9 million of federal post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

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

NOTE 6 - CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2021 and March 31, 2020. There were 29,498,662 and 29,354,594 shares of common stock outstanding at March 31, 2021 and March 31, 2020, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2021 and 2020.

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

	March 31, 2021	March 31, 2020
Basic EPS
Net income (loss)	$320,631	$(341,569)
Weighted average shares	29,447,085	29,258,692
Net income (loss) per share	$0.01	$(0.01)
Diluted EPS
Net income (loss)	$320,631	$(341,569)
Dilutive effect of stock options	1,588,270	--
Weighted average shares	31,035,355	29,258,692
Net income (loss) per share	$0.01	$(0.01)

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the year ended March 31, 2021 there were 49,000 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations. For the fiscal year ended March 31, 2020, there were 2,966,000 of potentially anti-dilutive stock options, none of which were included in the EPS calculations above.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At March 31, 2021, there were 1,421,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

	Number Of	Weighted Average	Aggregate Intrinsic	Weighted Average Remaining Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2019	2,938,000	$0.416	$1,869,200	6.74
Exercised	(20,000)	0.360
Canceled	(2,000)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Canceled	(47,000)
Vested or expected to vest at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Exercisable and vested at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2021 and fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021 and 2020. This amount changes based on the fair market value of the Company’s common stock.

At March 31, 2021, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2021 is as follows:

Range of Exercise Prices:	Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01-$0.49	1,270,000	4.60	$0.12	1,270,000	$0.12
$0.50-$1.00	1,400,000	6.14	$0.55	1,400,000	$0.55
$1.01-$1.96	49,000	0.05	$1.96	49,000	$1.96
Totals	2,719,000			2,719,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on August 31, 2021, or twelve months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. Total recognized compensation cost related to the restricted stock award was $78,167 for the twelve months ended March 31, 2021. At March 31, 2021 there was $55,833 of unrecognized compensation cost related to these restricted stock awards.

On March 16, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $111,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on September 1, 2020, or approximately six months following the grant date. Each grantee was serving as a director on the vesting date and had been continuously serving in such capacity from the grant date through the vesting date. Prior to that vesting date, the grantees were not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock. The aggregate fair value of the restricted stock expensed during the fiscal year ended March 31, 2021 was $101,750. At March 31, 2021 there was no unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At March 31, 2021, there were trade accounts receivable balances outstanding from two customers comprising 98% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2021				March 31, 2020
Customer	Dollars		Percent		Dollars		Percent
A		$399,692	66%		$	*	* %
B	$	*	*	%		$365,636	37%
C		$193,368	32%			$254,637	26%
D	$	*	*	%		$123,000	12%

 *less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of March 31:	2021	2020
Payments advanced to suppliers	$17,010	$272,070
Prepaid insurance	312,669	250,073
Prepaid subscriptions	25,967	35,694
Refundable AMT credits	--	22,748
Employee advances	16,526	18,173
Other	7,265	7,393
Total	$379,437	$606,151

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of March 31:	2021	2020
Land	$110,113	$110,113
Building and improvements	3,249,577	3,249,577
Machinery equipment, furniture and fixtures	10,695,578	10,278,701
Equipment under finance leases	45,663	54,376
Total property, plant and equipment	14,100,931	13,692,767
Less: accumulated depreciation	(10,037,722)	(9,509,906)
Total property, plant and equipment, net	$4,063,209	$4,182,861

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of March 31:	2021	2020
Accrued compensation	$496,320	$383,555
Provision for claims settlement	495,000	495,000
Provision for contract losses	164,164	285,480
Accrued professional fees	213,213	279,657
Accrued project costs	114,611	76,059
Other	42,962	34,773
Total	$1,526,270	$1,554,524

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 - DEBT

Long-term debt included the following as of March 31:	2021	2020
Berkshire Term Loan due December 2021	$2,466,408	$2,564,389
Berkshire SBA PPP loan at 1% interest, due May 2022	1,317,100	--
Obligations under finance lease	45,663	22,460
Total debt	$3,829,171	$2,586,849
Less: debt issue costs unamortized	$12,270	$20,460
Total debt, net	$3,816,901	$2,566,389
Less: Current portion of long-term debt	$2,474,963	$109,829
Total long-term debt, net	$1,341,938	$2,456,560

The aggregate amount of scheduled principal maturities for our long-term debt in 2022 is $3,783,508. The maturities for obligations under a finance lease are: 2022 - $8,555, 2023 - $8,834, 2024 - $9,123, 2025 - $9,421 and 2026 - $9,730.

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with  the Term Loan, collectively, the Berkshire Loans.  The Berkshire Loans are secured by a first lien on all personal and real property of Ranor.  Payments on the Term Loan began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date.  A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.  Advances under the Revolver Loan were originally subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.  Advances made under the Revolver Loan originally bore interest at a variable rate equal to one-month LIBOR plus 275 basis points.  Interest-only payments on advances made under the Revolver Loan are payable monthly in arrears. Ranor’s obligations under the Berkshire Loan Agreement are guaranteed by TechPrecision.

On December 19, 2018, the Company entered into a Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note with Berkshire Bank, or the Modification. The Modification amended and modified the Berkshire Loan Agreement, and the related Promissory Note dated December 20, 2016 made by Ranor in favor of Berkshire in the stated principal amount of $1,000,000. As of the date of the Modification, there were no amounts outstanding under the Revolver Loan. The maturity date of the Revolver Loan was originally December 20, 2018. Under this Modification, the maturity date of the Revolver Loan was extended until December 20, 2020.

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000. Advances under the Revolver Loan are now subject to a borrowing base equal to the lesser of (a) $3,000,000 or (b) the sum of (i) 80% of eligible accounts receivable, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 50% of the Appraised Value of the Eligible Equipment. The loan agreement is available for refinancing existing indebtedness and for working capital and general corporate purposes. Additionally, the parties agreed to lower the interest rate on advances made under the Revolver Loan at a variable rate equal to the one-month LIBOR plus 225 basis points.  The Third Modification contains customary LIBOR replacement provisions. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $3,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period.

The Third Modification also excludes the balance of the Revolver Loan from the Loan-to-Value Ratio covenant calculations and excluded the Company’s then-anticipated repayment of its obligations to People’s Capital and Leasing Corp from the calculation of the financial covenants. The Company repaid People’s Capital and Leasing Corp. in full in January 2020, and the debt service requirements related to the People’s Capital and Leasing Corp. obligations was eliminated for purposes of the Debt Service Coverage Ratio covenant calculations and the debt service related to the People’s Capital and Leasing Corp. financing was eliminated from covenant testing starting with the December 31, 2019 covenant test.

The Company paid $7,245 of expenses related to the execution of the Second Modification, and paid $41,628 in costs related to the execution of the Third Modification. These expenses were classified as other noncurrent assets, then amortized to interest expense through the period ended March 31, 2021.

On December 18, 2020, TechPrecision, through Ranor, entered into a Fourth Modification to Loan Agreement and First Modification and Allonge to Amended and Restated Promissory Note, or the Fourth Modification, with Berkshire Bank. The Modification amends and modifies the Berkshire Loan Agreement. The Fourth Modification also amends the Amended and Restated Promissory Note dated December 23, 2019 made by Ranor in favor of Berkshire in the stated principal amount of $3,000,000. As of the date of the Fourth Modification, there were no amounts outstanding under the Revolver Loan.

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

Interest payments on advances made under the Revolver Loan during the twelve months ended March 31, 2020 were $6,664 at a weighted average interest rate of 2.67%. Unused borrowing capacity at March 31, 2021 was $2.7 million. There were no borrowed amounts outstanding under the Revolver Loan at March 31, 2021 and March 31, 2020. Unamortized closing costs related to the Fourth Modification were $14,002 at March 31, 2021.

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

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans.  The DSCR is measured at the end of each fiscal quarter of the Company.  The Company was in compliance with all of the financial covenants at March 31, 2021 and March 31, 2020. Other unamortized debt issue costs at March 31, 2021 and March 31, 2020 were $8,395 and $20,460, respectively.

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

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

Principal and accrued interest are payable monthly in equal installments commencing in September 2021 and continuing through the maturity date, unless the Note is forgiven as described below. To be available for loan forgiveness, the Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligations that existed before February 15, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties and contains events of default and other conditions customary for a Note of this type. For example, the Note contains events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Berkshire Bank, or breaching the terms of the loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or the SBA or Berkshire Bank filing suit and obtaining judgment against the Company and/or Ranor.

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

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. The Company applied for loan forgiveness within the ten month period on March 26, 2021. Unamortized closing costs in connection with the PPP loan were $3,875 at March 31, 2021.

On May 12, 2021, the SBA remitted to Berkshire Bank a payment of principal and interest for forgiveness of the Company’s PPP loan. See Note 15 for more information regarding this transaction.

Finance Lease

We leased certain office equipment during fiscal 2021 under an old finance lease that was cancelled in March 2021.  We entered into a new capital lease on March 31, 2021 in the amount of $45,663 for certain office equipment. The lease term is for 60 months, bears interest at 3.2% and requires monthly payments of principal and interest of $825. The amount of the lease recorded as a right-of-use asset in property, plant and equipment was $45,663 as of March 31, 2021. Under the agreement, the lease on the old equipment was cancelled without penalty.

See Note 13 for more information regarding our obligations under the finance lease.

NOTE 13 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our consolidated balance sheet. The following table lists our right-of-use assets and liabilities on our consolidated balance at:

	March 31, 2021	March 31, 2020
Finance lease:
Property, plant and equipment	$45,663	$54,376
Accumulated depreciation	--	35,344
Net property, plant and equipment	$45,663	$19,032
Current portion of long-term debt	$8,555	$11,848
Long-term debt	$37,108	$10,612
Total finance lease liabilities	$45,663	$22,460

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight line basis. Since the expiration of the one-year term lease, we have continued to lease this office space on a month-to-month basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the year ended:	March 31, 2021	March 31, 2020
Operating lease amortization	$3,788	$2,860
Finance lease amortization	$10,875	$10,875
Finance lease interest	$1,275	$2,249

Weighted average lease term and discount rate at:	March 31, 2021	March 31, 2020
Lease term (years)	5.00	2.00
Lease rate	3.2%	7.9%

Supplemental cash flow information related to leases for the year ended:	March 31, 2021	March 31, 2020
Cash used in operating activities	$5,063	$5,109
Cash used in financing activities	$22,460	$10,951

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2021 for future executive salaries was approximately $0.5 million. The aggregate commitment at March 31, 2021 was approximately $0.4 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2021, we had $1.1 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $85,359 and $81,333 for the years ended March 31, 2021 and 2020, respectively.

Provision for claims settlement

On March 16, 2020, the Company reached an agreement to settle all outstanding claims related to a civil class action brought by former employees for past wages claimed under a paid time-off program for a settlement amount of $495,000. The claim is to be paid within sixty days following Court approval of the settlement.

On March 15, 2021, the court approved the final class action settlement.  As such, the plaintiffs’ claims have been fully and finally dismissed, and the $495,000 payment to the plaintiffs’ counsel was paid within 60 days on May 10, 2021.

NOTE 15 – SUBSEQUENT EVENTS

Amended and Restated Loan Purchase and Sale Agreement

On April 23, 2021, the parties to the Loan Purchase and Sale Agreement, dated as of January 29, 2021, or the Original Loan Purchase Agreement, the Company, Stadco New Acquisition, LLC, or Acquisition Sub, Stadco, Stadco Acquisition, LLC, or the Holdco, each stockholder of Holdco, and Sunflower Bank, N.A., entered into an Amended and Restated Loan Purchase and Sale Agreement or the Amended Agreement. The Amended Agreement is similar in all material respects to the Original Loan Purchase Agreement, except that the following changes were effected. The date on which the closing of the indebtedness purchase will take place has been amended from on or about February 15, 2021 to June 15, 2021. Acquisition Sub became required to pay Sunflower Bank, N.A. a non-refundable deposit of $50,000, or the Deposit, which amount was paid upon execution of the Amended Agreement. The Deposit will be applied against the purchase price of the indebtedness upon the closing of the transactions contemplated under the Amended Agreement. Alternatively, in the event the indebtedness sale does not close, then Sunflower Bank, N.A. will retain the Deposit. The purchase price to be paid by Acquisition Sub for the indebtedness was increased to $1.8 million less than the aggregate amount of the indebtedness on the date of the closing of the transactions contemplated under the Amended Agreement. The Amended Agreement provides that the purchase price increases by $100,000 on the first calendar day of each month following the date of the Amended Agreement until the closing of the transactions. The Amended Agreement also effected certain other immaterial changes to the Original Loan Purchase Agreement.

Small Business Administration Loan

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s Paycheck Protection Program (PPP) loan. The funds credited to the PPP loan pay this loan off in full. The Company applied for loan forgiveness with the SBA under the Paycheck Protection Program on March 26, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2021, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

a) Directors of the Registrant.

    Information with respect to Directors of the Company will be set forth under the heading “Corporate Governance - Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

b) Executive Officers of the Registrant.

    Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c) Compliance with Section 16(a) of the Exchange Act.

    Information concerning non-compliance with Section 16(a) of the Securities Exchange Act of 1934, if any, will be set forth under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

d) Identification of the Audit Committee.

    Information concerning the audit committee of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

e) Audit Committee Financial Expert.

    Information concerning the audit committee financial expert of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2021 Annual Meeting” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Related Party Transactions - Certain Relationships and Related Transactions” and “Information about our Board of Directors - Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2021 and 2020

Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020, (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 20, 2020.
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz (incorporated by reference to Form 8-K filed with the Commission on February 3, 2021).
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to our registration statement on Form SB-2, filed with the Commission on August 28, 2006).
3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on February 3, 2014).
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on March 3, 2006).
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2009).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed with the Commission on June 11, 2020).
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017).
10.3†	2006 Long-term Incentive Plan, as restated effective November 22, 2010 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2011).
10.4†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 17, 2013).
10.5†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on March 20, 2014).
10.6†	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 10, 2018).
10.7†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 20, 2014).
10.8†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on April 6, 2016).
10.9	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 28, 2016).
10.10	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 11, 2018).
10.11	Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission December 21, 2018.)
10.12	Third Modification to Loan Agreement dated December 23, 2019 by and between Ranor, Inc. and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on December 30, 2019).
10.13	Promissory Note, dated May 8, 2020, made by Ranor, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 14, 2020).
10.14	Fourth Modification to Loan Agreement and First Modification and Allonge to Amended and Restated Promissory Note, dated December 18, 2020, between Ranor, Inc. and Berkshire Bank (incorporated by reference to Exhibit 10.1 filed with the Commission on December 21, 2020).
10.15	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on April 29, 2021).
21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2021 and 2020; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020; and (v) the Notes to the Consolidated Financial Statements.
†	Management contract or compensatory arrangement or plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

June 10, 2021	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	June 10, 2021
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 10, 2021
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairperson	June 10, 2021
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 10, 2021
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 10, 2021
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 10, 2021
Walter M. Schenker