Form 10-Q
period 2021-06-30
TECHPRECISION CORP
filed 2021-08-12
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

⌧	Yes	◻	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

⌧	Yes	◻	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The number of shares outstanding of the registrant’s common stock as of August 6, 2021 was 29,498,662.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,236,375	$2,130,711
Accounts receivable	1,155,403	608,059
Contract assets	4,815,808	5,532,408
Raw materials	472,486	503,636
Work-in-process	559,658	767,520
Other current assets	375,830	379,437
Total current assets	9,615,560	9,921,771
Property, plant and equipment, net	3,884,729	4,063,209
Deferred income taxes	1,907,835	1,934,415
Other noncurrent assets, net	82,596	84,624
Total assets	$15,490,720	$16,004,019

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$169,769	$500,848
Accrued expenses	1,066,671	1,526,270
Contract liabilities	428,367	218,152
Current portion of long-term debt	2,449,979	2,474,963
Total current liabilities	4,114,786	4,720,233
Long-term debt, net	29,452	1,341,938
Commitments and contingent liabilities (Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 29,498,662 shares issued and outstanding, at June 30, 2021 and March 31, 2021	2,949	2,949
Additional paid in capital	8,978,160	8,944,660
Accumulated other comprehensive income	21,880	21,838
Retained earnings	2,343,493	972,401
Total stockholders’ equity	11,346,482	9,941,848
Total liabilities and stockholders’ equity	$15,490,720	$16,004,019

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended
	June 30,
	2021	2020
Net sales	$3,412,229	$3,282,525
Cost of sales	2,579,561	2,585,511
Gross profit	832,668	697,014
Selling, general and administrative	732,608	793,362
Income (loss) from operations	100,060	(96,348)
Other income	10,390	652
Interest expense	(29,878)	(57,898)
PPP loan forgiveness	1,317,100	—
Total other income (expense), net	1,297,612	(57,246)
Income (loss) before income taxes	1,397,672	(153,594)
Income tax provision (benefit)	26,580	(37,360)
Net income (loss)	$1,371,092	$(116,234)
Other comprehensive income (loss):
Foreign currency translation adjustments	42	(97)
Other comprehensive income (loss), net of tax	42	(97)
Comprehensive income (loss)	$1,371,134	$(116,331)
Net income (loss) per share - basic	$0.05	$(0.01)
Net income (loss) per share - diluted	$0.04	$(0.01)
Weighted average number of shares outstanding - basic	29,498,662	29,359,921
Weighted average number of shares outstanding – diluted	31,054,110	29,359,921

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock-based compensation	—	—	55,500	—	—	55,500
Shares issued under LTIP	44,068	4	(4)	—	—	—
Net loss	—	—	—	—	(116,234)	(116,234)
Foreign currency translation adjustment	—	—	—	(97)	—	(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624

Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation	—	—	33,500	—	—	33,500
Net income	—	—	—	—	1,371,092	1,371,092
Foreign currency translation adjustment	—	—	—	42	—	42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	$2,343,493	$11,346,482

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,371,092	$(116,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	182,678	169,237
Amortization of debt issue costs	8,824	15,141
Stock based compensation expense	33,500	55,500
Change in contract loss provision	(69,951)	(64,699)
Deferred income taxes	26,580	(37,360)
PPP loan forgiveness	(1,317,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(547,344)	73,771
Contract assets	716,600	(692,842)
Inventories	239,012	(79,834)
Other current assets	3,607	187,261
Accounts payable	(331,079)	370,914
Accrued expenses	(389,586)	38,614
Contract liabilities	210,215	(288,712)
Net cash provided by (used in) operating activities	137,048	(369,243)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,198)	(41,768)
Net cash used in investing activities	(4,198)	(41,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	—	(8,282)
Proceeds from payroll protection program	—	1,317,100
Proceeds from revolver loan	—	1,000,000
Repayment of revolver loan	—	(1,000,000)
Repayment of long-term debt	(27,166)	(26,618)
Net cash (used in) provided by financing activities	(27,166)	1,282,200
Effect of exchange rate on cash and cash equivalents	(20)	(6)
Net increase in cash and cash equivalents	105,664	871,183
Cash and cash equivalents, beginning of period	2,130,711	930,856
Cash and cash equivalents, end of period	$2,236,375	$1,802,039
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$32,746	$40,024
Income taxes	$—	$—

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH FINANCING TRANSACTIONS:

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco New Acquisition, LLC, and WCMC. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended June 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, or the 2021 Form 10-K, filed with the SEC on June 10, 2021.

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

NOTE 3 - ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In December, 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The

Company adopted ASU 2019-12 on April 1, 2021 and the amendments in this update did not have a significant impact on our financial statements and disclosures.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended June 30, 2021	$3,103,132	$309,097	$3,412,229
Three months ended June 30, 2020	$3,203,590	$78,935	$3,282,525

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2021	$3,122,649	$289,580	$3,412,229
Three months ended June 30, 2020	$3,027,897	$254,628	$3,282,525

As of June 30, 2021, the Company had $17.6 million of remaining performance obligations, of which $13.0 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the three months ended:

	June 30, 2021				June 30, 2020
Customer	Amount		Percent		Amount	Percent
A		$1,303,772	38%		$570,780	17%
B	$	*	*	%	$1,014,655	31%
C		$938,856	28%		$654,187	20%
D	$	*	*	%	$390,512	12%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the three months ended June 30, 2021, we recognized revenue of less than $0.1 million related to our contract liabilities at April 1, 2021. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
June 30, 2021	$8,638,677	$(3,822,869)	$4,815,808
March 31, 2021	$11,392,948	$(5,860,540)	$5,532,408

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The provision for income taxes was $26,580 for the three months ended June 30, 2021 and the income tax benefit was $37,360 for the three months ended June 30, 2020. The Company’s effective tax rate for the three months ended June 30, 2021 was approximately 2%, due to the nontaxable PPP loan forgiveness item of $1.3 million disclosed in the condensed consolidated statement of operations.

The valuation allowance on deferred tax assets was approximately $1.7 million at June 30, 2021. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the three months ended:

	June 30, 2021	June 30, 2020
Basic EPS
Net income (loss)	$1,371,092	$(116,234)
Weighted average shares	29,498,662	29,359,921
Net income (loss) per share	$0.05	$(0.01)
Diluted EPS
Net income (loss)	$1,371,092	$(116,234)
Dilutive effect of stock options	1,555,448	—
Weighted average shares	31,054,110	29,359,921
Net income (loss) per share	$0.04	$(0.01)

All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2020, there were 2,816,000 of potentially anti-dilutive stock options, none of which were included in the earnings per share calculations above.

NOTE 7 – STOCK-BASED COMPENSATION

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

At June 30, 2021, there were 1,470,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Canceled	(47,000)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Vested or expected to vest at 6/30/2021	2,670,000	$0.343	$2,422,900	5.39
Exercisable and vested at 6/30/2021	2,670,000	$0.343	$2,422,900	5.39

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30,2021. This amount changes based on the fair market value of the Company’s common stock.

At June 30,2021, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30,2021 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	4.35	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	5.90	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on August 31, 2021, or twelve months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically. Total recognized compensation cost related to the restricted stock award for the three months ended June 30, 2021 was $33,500. At June 30, 2021 there was $22,333 of unrecognized compensation cost related to these restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At June 30, 2021, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2021			March 31, 2021
Customer	Dollars		Percent	Dollars		Percent
A		$503,250	44%	$	*	*	%
B	$	*	* %		$399,692	66%
C	$	*	* %		$193,368	32%
D		$222,982	19%	$	*	*	%
E		$135,300	12%	$	*	*	%
*	less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2021	March 31, 2021
Payments advanced to suppliers	$18,918	$17,010
Prepaid insurance	210,146	312,669
Prepaid subscriptions	40,395	25,967
Employee advances	29,419	16,526
Deposits	72,400	—
Other	4,552	7,265
Total	$375,830	$379,437

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net included the following as of:	June 30, 2021	March 31, 2021
Land	$110,113	$110,113
Building and improvements	3,249,577	3,249,577
Machinery equipment, furniture and fixtures	10,699,776	10,695,578
Equipment under finance leases	45,663	45,663
Total property, plant and equipment	14,105,129	14,100,931
Less: accumulated depreciation	(10,220,400)	(10,037,722)
Total property, plant and equipment, net	$3,884,729	$4,063,209

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2021	March 31, 2021
Accrued compensation	$542,455	$496,320
Provision for claims settlement	—	495,000
Provision for contract losses	94,213	164,164
Accrued professional fees	284,477	213,213
Accrued project costs	95,675	114,611
Other	49,851	42,962
Total	$1,066,671	$1,526,270

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

Long-term debt included the following as of:	June 30, 2021	March 31, 2021
Berkshire Term Loan at 5.21% interest, due December 2021	$2,441,355	$2,466,408
Berkshire SBA PPP loan at 1% interest, due May 2022	—	1,317,100
Obligations under finance lease	43,550	45,663
Total debt	$2,484,905	$3,829,171
Less: debt issue costs unamortized	$5,474	$12,270
Total debt, net	$2,479,431	$3,816,901
Less: Current portion of long-term debt	$2,449,979	$2,474,963
Total long-term debt, net	$29,452	$1,341,938

Berkshire Bank Loan Facility

On December 21, 2016, TechPrecision, through Ranor, closed on a Loan Agreement, or the Berkshire Loan Agreement, with Berkshire Bank. Pursuant to the Berkshire Loan Agreement, Berkshire Bank made a term loan to Ranor in the amount of $2,850,000, or the Term Loan, and made available to Ranor a revolving line of credit in the amount of $1,000,000, or the Revolver Loan, and together with the Term Loan, the Berkshire Loans. The Berkshire Loans are secured by a first lien on all personal and real property of Ranor. Payments on the Term Loan began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. A balloon principal payment of approximately $2,400,000 is due on December 20, 2021 under the Term Loan. A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date. Advances under the Revolver Loan were originally subject to a borrowing base equal to the lesser of (A) $1,000,000 and (B) the sum of (i) 80% of eligible accounts receivable, and (ii) the lesser of (a) 25% of eligible raw material inventory and (b) $250,000.

On December 23, 2019, TechPrecision, through Ranor, entered into a Third Modification to Loan Agreement, or the Third Modification, and an Amended and Restated Promissory Note with Berkshire Bank. Under the Third Modification, Ranor and Berkshire agreed to increase the maximum principal amount available under the Revolver Loan from $1,000,000 to $3,000,000. Advances under the Revolver Loan are now subject to a borrowing base equal to the lesser of (a) $3,000,000 or (b) the sum of (i) 80% of eligible accounts receivable, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 50% of the Appraised Value of the Eligible Equipment. The loan agreement is available for refinancing existing indebtedness and for working capital and general corporate purposes. Additionally, the parties agreed to lower the interest rate on advances made under the Revolver Loan at a variable rate equal to the one-month LIBOR plus 225 basis points. The Third Modification contains customary LIBOR replacement provisions. The Company pays, as consideration for the bank’s commitment to make advances under the Revolver Loan, a nonrefundable commitment fee equal to 0.25% per annum on the average daily difference between the amount of $3,000,000 and the aggregate amount of all advances made under the Revolver Loan as of each quarterly period. The Third Modification also excludes the balance of the Revolver Loan from the Loan-to-Value Ratio covenant calculations.

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

Under the Fourth Modification, Ranor and Berkshire agreed to revise the minimum interest rate payable on the Revolver Loan. Under the promissory note for the Revolver Loan, the Company can elect to pay interest at an adjusted LIBOR-

based rate or an Adjusted Prime Rate. Under the Fourth Modification, the minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan was also extended to December 20, 2022. All other material terms of the Berkshire Loan Agreement and the promissory note for the Revolver Loan were unchanged.

There were no interest payments and no advances made under the Revolver Loan during the three months ended June 30, 2021. Unused borrowing capacity at June 30, 2021 and March 31, 2021 was $3.0 and $2.7 million, respectively. There were no borrowed amounts outstanding under the Revolver Loan at June 30, 2021 and March 31, 2021.

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

Pursuant to the Berkshire Loan Agreement, the Company covenants to cause its balance sheet leverage to be less than or equal to 2.50 to 1.00 for the fiscal year ending March 31, 2019 and each fiscal year end thereafter. The Berkshire Loan Agreement also contains a covenant whereby the Company is required to maintain a debt service coverage ratio, or DSCR, of at least 1.2 to 1.0 during the term of the Berkshire Loans. The DSCR is measured at the end of each fiscal quarter of the Company. The Berkshire Loan Agreement contains an additional covenant whereby Ranor is required to maintain a loan-to-value ratio of not greater than 0.75 to 1.00, to be measured by appraisal not more frequently than one time during each 365-day period, and annual capital expenditures cannot exceed $1,500,000. The Company was in compliance with all of the financial covenants at June 30, 2021 and March 31, 2021.

Unamortized debt issue costs at June 30, 2021 and March 31, 2021 were $17,448 and $26,272, respectively.

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

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note, or the Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

Principal and accrued interest were set to be payable monthly in equal installments commencing in September 2021 and continuing through the maturity date, unless the Note was forgiven as described below.

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

The Company applied for loan forgiveness with the SBA under the Paycheck Protection Program on March 26, 2021. On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amount of $1,317,100 and $13,207, respectively, for forgiveness of the Company’s Paycheck Protection Program (PPP) loan. The funds credited to the bank paid this loan off in full. Loan forgiveness is recorded as a gain under other income and expense in the condensed consolidated statement of operations.

Finance Lease

We leased certain office equipment during fiscal 2021 under an old finance lease that was cancelled in March 2021. We entered into a new finance lease on March 31, 2021 in the amount of $45,663 for certain office equipment. The lease term is for 60 months, bears interest at 3.2% and requires monthly payments of principal and interest of $825. The amount of the lease recorded as a right-of-use asset in property, plant and equipment was $45,663 as of March 31, 2021.

See Note 13 for more information regarding our obligations under the finance lease.

NOTE 13 – LEASES

Leases that are economically similar to the purchase of an asset are classified as finance leases. The leased, or right-of-use assets in finance lease arrangements are reported in net property, plant and equipment on our condensed consolidated balance sheet. The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheet at:

	June 30, 2021	March 31, 2021
Finance lease:
Property, plant and equipment	$45,663	$45,663
Accumulated depreciation	(2,283)	—
Net property, plant and equipment	$43,380	$45,663
Current portion of long-term debt	$8,624	$8,555
Long-term debt	$34,926	$37,108
Total finance lease liabilities	$43,550	$45,663

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight line basis. Since the expiration of the one-year term lease, we have continued to lease this office space on a month-to-month basis. Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2021	June 30, 2020
Operating lease amortization	$1,234	$949
Finance lease amortization	$2,283	$2,719
Finance lease interest	$362	$2,674

Weighted average lease term and discount rate at:	June 30, 2021	June 30, 2020
Lease term (years)	5.00	1.75
Lease rate	3.2%	8.0%

Supplemental cash flow information related to leases for the three months ended:	June 30, 2021	June 30, 2020
Cash used in operating activities	$1,596	$949
Cash used in financing activities	$2,113	$2,875

NOTE 14 - COMMITMENTS

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $21,388 and $20,725 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 15 - SUBSEQUENT EVENTS

As previously disclosed, on October 16, 2020, the Company entered into a stock purchase agreement (as subsequently amended, the SPA) with Stadco New Acquisition, LLC, a wholly owned subsidiary of the Company, the Acquisition Sub, STADCO, Stadco Acquisition, LLC, or Holdco, and each stockholder of Holdco. The SPA provides for the Company, through Acquisition Sub, to acquire all of the issued and outstanding capital stock of STADCO from Holdco. STADCO, the operating subsidiary of Holdco, is a California corporation in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers.

On July 23, 2021, the Company entered into the Third Amendment to Stock Purchase Agreement effective as of July 20, 2021, with Acquisition Sub, STADCO, Holdco and Douglas A. Paletz, as representative of the STADCO stockholders of Holdco. Under the terms of SPA, if the Acquisition was not closed by July 31, 2021, either the Company or Stadco could have terminated the SPA. The Third Amendment effected a change to this provision by extending until August 31, 2021 the date after which the parties may terminate if the Acquisition has not closed.

The Third Amendment also effected changes to the consideration payable for STADCO’s securities in the Acquisition. Previously, the SPA provided that the consideration payable by the Company for 100% of the shares of common stock of STADCO in the Acquisition would be 1,000,000 shares of the Company’s common stock. Under the Third Amendment, at the closing of the Acquisition, the Company will issue 666,666 shares of the Company’s common stock, or the Consideration Shares, as consideration for 100% of the shares of common stock of STADCO. However, if one year following the closing of the Acquisition, the Company’s stock price does not have an average closing price of at least $1.65 per share, then the Company must (i) issue additional shares to Holdco that have an aggregate market value equal to the difference between the market value of the Consideration Shares and the value of the Consideration Shares if they had traded at $1.65 per share, (ii) pay such difference in cash or (iii) undertake any combination of the foregoing. The Amendment also effected certain other minor changes to the SPA.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●our ability to balance the composition of our revenues and effectively control operating expenses;
●external factors, including the COVID-19 pandemic, that may be outside of our control;
●the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
●the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●our ability to receive contract awards through competitive bidding processes;
●our ability to maintain standards to enable us to manufacture products to exacting specifications;
●our ability to enter new markets for our services;
●our reliance on a small number of customers for a significant percentage of our business;
●competitive pressures in the markets we serve;
●changes in the availability or cost of raw materials and energy for our production facilities;
●operating in a single geographic location;
●restrictions in our ability to operate our business due to our outstanding indebtedness;
●government regulations and requirements;
●pricing and business development difficulties;
●changes in government spending on national defense;
●our ability to make acquisitions and successfully integrate those acquisitions with our business;
●general industry and market conditions and growth rates;

●	the risk that the proposed acquisition of Stadco may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of Company’s common stock;
●	the failure of either party to satisfy any of the conditions to the consummation of the proposed acquisition of Stadco and uncertainties as to the timing of the consummation of the proposed acquisition;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of the securities purchase agreement governing the proposed acquisition of Stadco;
●	the effect of the announcement or pendency of the proposed acquisition of Stadco on the Company’s business relationships, operating results and business generally;
●risks related to diverting management’s attention from the Company’s ongoing business operations;
●unexpected costs, charges or expenses resulting from the proposed acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

For the three months ended June 30, 2021, we recorded net sales and net income of $3.4 million and $1.4 million, compared with net sales of $3.3 million and net loss of $0.1 million, for the three months ended June 30, 2020. Our gross margin for the three months ended June 30, 2021 was 24.4% compared with gross margin of 21.2% for the three months ended June 30, 2020.

On May 12, 2021, as authorized by Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the Small Business Administration, or the SBA, remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amount of $1,317,100 and $13,207, respectively, for forgiveness of the Company’s Paycheck Protection Program loan or PPP loan. The funds credited to the bank paid this loan off in full. Loan forgiveness is recorded as a gain in the condensed consolidated statement of operations.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may vary under different assumptions or conditions.

We consider the principles and estimates applied for revenue recognition to be one of the most critical accounting estimates that we make. Our revenue can fluctuate from quarter-to-quarter as we measure revenue recognition over the duration of a project, or at the end of the project. The Company records most of its revenue over time as it completes performance obligations or at a point-in-time, for example, at the delivery date, when control of the promised goods are transferred to the customer. Project volume for revenue recognized at a point-in-time is generally smaller, can fluctuate from period to period, and is difficult to forecast.

We measure progress for performance obligations satisfied over time using input methods, for example, labor hours expended and time elapsed. As a result, assuming a steady flow of project volume and labor hours, we have the ability to deliver a fair and accurate flow of revenue over time. When project volume is higher or lower, we may report higher or lower amounts of revenue for those given quarterly periods.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2021 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2021.

Accounting Pronouncements

New Accounting Standards

See Note 3, Accounting Standards Update, in the Notes to the condensed consolidated financial statements in “Item 1. Financial Statements” for a discussion of recently adopted new accounting guidance.

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

Three Months Ended June 30, 2021 and 2020

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income (loss), in dollars and as a percentage of revenue:

	June 30, 2021		June 30, 2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,412	100%	$3,283	100%	$129	4%
Cost of sales	2,579	76%	2,586	79%	(7)	—%
Gross profit	833	24%	697	21%	136	20%
Selling, general and administrative	733	21%	793	24%	(60)	(8)%
Operating income (loss)	100	3%	(96)	(3)%	196	204%
Other income, net	11	—%	1	—%	10	nm %
Interest expense	(30)	(1)%	(58)	(2)%	28	48%
PPP loan forgiveness	1,317	39%	—	—%	1,317	nm %
Income (loss) before taxes	1,398	41%	(153)	(5)%	1,551	nm %
Income tax provision (benefit)	27	1%	(37)	(1)%	64	173%
Net income (loss)	$1,371	40%	$(116)	(4)%	$1,487	nm %

nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $3.4 million for the three months ended June 30, 2021, or 4% higher when compared to net sales for the three months ended June 30, 2020. For the three months ended June 30, 2021, net sales in our defense markets decreased by $0.1 million or 3% when compared to the three months ended June 30, 2020. Our defense backlog remains strong as new orders for components, including the U.S Navy submarine programs, continue to flow down from our prime defense contractors as these submarine-building programs accelerate.

Net sales to industrial markets increased by $0.2 million when compared to the three months ended June 30, 2020, due primarily to a higher level of project volume. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

For the three months ended June 30, 2021, revenue recognized over time was $3.1 million, an increase of 3% when compared to the three months ended June 30, 2020. Fiscal 2022 first quarter revenue recognized over time was generated by a favorable project mix with profitable gross margins.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At June 30, 2021 the Company had a backlog of $17.6 million, compared with a backlog of $18.6 million at March 31, 2021.

Cost of Sales and Gross Margin

 Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2021 was $2.6 million, slightly lower when compared to the three months ended June 30, 2020.

Project throughput was better for the three months ended June 30, 2021 than the same quarter a year ago. Decreases in labor costs and factory overhead, more than offset higher material costs for the three months ended June 30, 2021.

Gross margin was 24.2% for the three months ended June 30, 2021 and 21.2% for the three months ended June 30, 2020. Gross profit was $0.8 million for the three months ended June 30, 2021, or 20% higher when compared to the three months ended June 30, 2020, the result of higher revenue and lower cost of sales.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2021 decreased by $60,754 due to lower compensation and benefit costs, and lower spending for outside advisory services. These decreases more than offset an increase in travel and office costs as coronavirus travel restrictions began to subside in the first quarter of fiscal 2022.

Other Expense, net

The following table reflects interest expense, amortization of debt issue costs and other income, net for the three months ended:

	June 30, 2021	June 30, 2020	$Change	% Change
Other income, net	$10,390	$652	$9,738	nm
Interest expense	$(21,054)	$(42,757)	$21,703	51%
Amortization of debt issue costs	$(8,824)	$(15,141)	$6,317	42%

nm – not meaningful

Interest expense and amortized debt issue costs were lower for the three months ended June 30, 2021, due to lower levels of debt, when compared to the three months ended June 30, 2020. The interest expense line includes a reversal of accrued interest of $11,692 for the PPP loan, which was forgiven in May 2021. Also, the three months ended June 30, 2020 included $6,664 of interest expense for borrowings under the revolver loan. There were no amounts outstanding under the revolver loan during the three months ended June 30, 2021. Other income for the three months ended June 30, 2021 includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

PPP Loan Forgiveness

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For the three months ended June 30, 2021 we recorded a tax provision of $26,580, compared to a tax benefit of $37,360 for the three months ended June 30, 2020. This resulted from our generation of net income during the three months ended June 30, 2021, compared to a net loss during the three months ended June 30, 2020.

Net Income (Loss)

As a result of the foregoing, for the three months ended June 30, 2021, we recorded net income of $1.4 million compared to a net loss of $0.1 million for the three months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $2.2 million and working capital of $5.5 million. We believe our available cash plus cash expected to be provided by operations during fiscal 2022, and borrowing capacity available under the revolver loan will be sufficient to fund expected capital expenditures for our business as it exists today and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements. However, following the closing of the potential acquisition of Stadco, or in connection therewith, we expect our financing needs to increase in light of the significant changes we expect to the combined Company’s capital resource needs. As a result, we expect to seek new debt and/or equity financing.

There were no borrowed amounts outstanding under the revolver loan at June 30, 2021 and March 31, 2021. Unused borrowing capacity at June 30, 2021 was $3.0 million. The maturity date of the revolver loan is December 20, 2022.

The Company intends to refinance the term loan with Berkshire Bank. There is a balloon payment of $2.4 million due on December 20, 2021 under the term loan with Berkshire Bank. We expect to refinance this debt with the bank before the maturity date. Until then, the Company will continue to pay down principal and make interest payments in the ordinary course.

The table below presents selected liquidity and capital measures for the period ended:

			Change
(dollars in thousands)	June 30, 2021	March 31, 2021	Amount
Cash and cash equivalents	$2,236	$2,131	$105
Working capital	$5,501	$5,202	$299
Total debt	$2,485	$3,829	$(1,344)
Total stockholders’ equity	$11,346	$9,942	$1,404

The following table summarizes the primary components of cash flows for the three months ended:

			Change
(dollars in thousands)	June 30, 2021	June 30, 2020	Amount
Cash flows provided by (used in):
Operating activities	$137	$(369)	$506
Investing activities	(4)	(42)	38
Financing activities	(27)	1,282	(1,309)
Net increase in cash and cash equivalents	$106	$871	$(765)

Operating activities

Our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods. Cash provided by operations for the three months ended June 30, 2021 was $0.1 million compared with cash used in operations of $0.4 million for the three months ended June 30, 2020. Cash outlays for the three months ended June 30, 2021 includes a payment of $0.5 million to plaintiffs for a court approved final class action settlement.

The first quarter of fiscal 2022 was marked by favorable project performance progress and delivery schedules which generated higher amounts of cash, compared to the same quarter of fiscal 2021. During our first quarter of fiscal 2021 we encountered some delayed inspections, delayed deliveries, and disrupted supply chain, due to travel restrictions in connection with the COVID-19 pandemic. In addition, we expended more direct labor hours on low margin projects. All of these events resulted in a slower payment flow from customers during the first quarter of fiscal 2021.

Investing activities

We anticipate that we will spend approximately $1.1 million in new factory machinery and equipment for Ranor during the remainder of fiscal 2022. Net cash used in investing activities for purchases of property, plant and equipment in the three months ended June 30, 2021 and 2020 was $4,198 and $41,768, respectively.

Financing activities

For the three months ended June 30, 2021 and 2020, we made paid down debt principal of $27,166 and $26,618 for our term debt and finance lease obligations.

On May 8, 2020 we borrowed $1.3 million under the CARES Act PPP. This PPP loan was forgiven by the SBA on May 12, 2021.

All of the above activity resulted in a net increase in cash of $0.1 million for the three months ended June 30, 2021 compared with a net increase in cash of $0.9 million for the three months ended June 30, 2020.

Small Business Administration PPP Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, Inc., issued a promissory note evidencing an unsecured PPP loan in the amount of $1,317,100 made to Ranor under the CARES Act. The PPP loan to Ranor was made through Berkshire Bank.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, certain group health care benefits and insurance premiums, and any payments of mortgage interest, rent, and utilities.

The Company applied for loan forgiveness with the SBA under the Paycheck Protection Program on March 26, 2021. On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amount of $1,317,100 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full. Loan forgiveness is recorded as a gain under other income and expense in the condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

We do not currently have, and have not had, any off-balance sheet assets, liabilities or arrangements at June 30, 2021.

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

We define EBITDA as net income (loss) plus interest, income taxes, depreciation and amortization. Net income was $1.4 million for the three months ended June 30, 2021, as compared to net loss of $0.1 million for the three months ended June 30, 2020. EBITDA, a non-GAAP financial measure, was $1.6 million for the three months ended June 30, 2021, as compared to $0.1 million for the three months ended June 30, 2020. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the three months ended:

			Change
(dollars in thousands)	June 30, 2021	June 30, 2020	Amount
Net income (loss)	$1,371	$(116)	$1,487
Income tax provision (benefit)	27	(37)	64
Interest expense (1)	30	58	(28)
Depreciation	183	169	14
EBITDA	$1,611	$74	$1,537

(1) Includes amortization of debt issue costs.

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.Controls and Procedures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description
2.1

Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Commission on July 26, 2021).

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

10.1

Amended and Restated Loan Purchase and Sales Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on April 29, 2021).

10.2

Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on June 29, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
August 12, 2021	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer