Form 10-Q
period 2021-09-30
TECHPRECISION CORP
filed 2021-12-09
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2021 was 34,287,450.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$281,315	$2,130,711
Accounts receivable	2,649,309	608,059
Contract assets	9,306,862	5,532,408
Raw materials	926,524	503,636
Work-in-process	766,007	767,520
Other current assets	611,648	379,437
Total current assets	14,541,665	9,921,771
Property, plant and equipment, net	12,306,401	4,063,209
Right of use asset, net	6,681,160	—
Deferred income taxes	1,986,297	1,934,415
Goodwill	1,174,429	—
Other noncurrent assets, net	—	84,624
Total assets	$36,689,952	$16,004,019

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,778,020	$500,848
Accrued expenses	2,320,893	1,526,270
Contract liabilities	1,113,920	218,152
Current portion lease liability	530,177	—
Current portion of long-term debt	3,790,525	2,474,963
Total current liabilities	10,533,535	4,720,233
Long-term debt, net	3,331,444	1,341,938
Long-term lease liability	6,168,642	—
Total liabilities	20,033,621	6,062,171
Commitments and contingent liabilities (Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 34,267,450 and 29,498,662 shares issued and outstanding, at September 30, 2021 and March 31, 2021	3,426	2,949
Additional paid in capital	14,509,086	8,944,660
Accumulated other comprehensive income	20,739	21,838
Retained earnings	2,123,080	972,401
Total stockholders’ equity	16,656,331	9,941,848
Total liabilities and stockholders’ equity	$36,689,952	$16,004,019

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$4,797,410	$4,713,933	$8,209,639	$7,996,458
Cost of sales	3,866,703	3,585,073	6,446,264	6,170,584
Gross profit	930,707	1,128,860	1,763,375	1,825,874
Selling, general and administrative	1,173,689	696,016	1,906,297	1,489,378
Income (loss) from operations	(242,982)	432,844	(142,922)	336,496
Other income	1,001	804	11,391	1,456
Interest expense	(56,894)	(51,582)	(86,772)	(109,480)
PPP loan forgiveness	—	—	1,317,100	—
Total other (expense) income	(55,893)	(50,778)	1,241,719	(108,024)
Income (loss) before income taxes	(298,875)	382,066	1,098,797	228,472
Income tax expense (benefit)	(78,462)	111,302	(51,882)	73,942
Net income (loss)	$(220,413)	$270,764	$1,150,679	$154,530
Other comprehensive loss:
Foreign currency translation adjustments	$(1,141)	$(1,005)	$(1,099)	$(1,102)
Other comprehensive loss	$(1,141)	$(1,005)	$(1,099)	$(1,102)
Comprehensive income (loss)	$(221,554)	$269,759	$1,149,580	$153,428
Net income (loss) per share basic	$(0.01)	$0.01	$0.04	$0.01
Net income (loss) per share diluted	$(0.01)	$0.01	$0.04	$0.01
Weighted average shares outstanding - basic	31,359,941	29,431,629	30,424,216	29,395,791
Weighted average shares outstanding - diluted	31,359,941	30,987,233	32,026,262	31,002,130

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock-based compensation			55,500			55,500
Shares issued under LTIP	44,068	4	(4)			—
Net loss					(116,234)	(116,234)
Foreign currency translation adjustment				(97)		(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624
Stock-based compensation			57,417			57,417
Restricted stock award	100,000	10	(10)			—
Net income					270,764	270,764
Foreign currency translation adjustment				(1,005)		(1,005)
Balance 9/30/2020	29,498,662	$2,949	$8,905,965	$20,586	$806,300	$9,735,800

Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation			33,500			33,500
Net income					1,371,092	1,371,092
Foreign currency translation adjustment				42		42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	$2,343,493	$11,346,482
Restricted stock award	100,000	10	(10)			—
Common stock issued for acquired business	1,466,061	147	2,268,853			2,269,000
Proceeds from sale of common stock, net	3,202,727	320	3,187,260			3,187,580
Issuance of warrants			46,256			46,256
Stock-based compensation			28,566			28,566
Net loss					(220,413)	(220,413)
Foreign currency translation adjustment				(1,141)		(1,141)
Balance 9/30/2021	34,267,450	$3,426	$14,509,086	$20,739	$2,123,080	$16,656,331

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,150,679	$154,530
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	515,804	339,232
Amortization of debt issue costs	18,096	31,086
Stock based compensation expense	62,066	112,917
Change in contract loss provision	(100,497)	(49,553)
Deferred income taxes	(51,882)	73,942
PPP loan forgiveness	(1,317,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(794,235)	(388,317)
Contract assets	56,153	(1,475,912)
Inventories	505,814	126,457
Other current assets	141,765	320,847
Accounts payable	(403,159)	25,308
Accrued expenses	(1,588,991)	158,791
Contract liabilities	739,043	(168,854)
Net cash used in operating activities	(1,066,444)	(739,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(7,795,810)	—
Purchases of property, plant and equipment	(362,986)	(354,788)
Net cash used in investing activities	(8,158,796)	(354,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Closing costs related to common stock sale	(335,419)	—
Proceeds from sale of common stock	3,523,000	—
Proceeds from term loan	4,000,000	—
Debt issue costs	(109,532)	(8,282)
Proceeds from payroll protection program loan	—	1,317,100
Revolver loan borrowings	865,049	—
Payments of principal for leases	(475,440)	—
Repayments long-term debt	(91,781)	(53,614)
Net cash provided by financing activities	7,375,877	1,255,204
Effect of exchange rate on cash and cash equivalents	(33)	(133)
Net (decrease) increase in cash and cash equivalents	(1,849,396)	160,757
Cash and cash equivalents, beginning of period	2,130,711	930,856
Cash and cash equivalents, end of period	$281,315	$1,091,613
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$83,616	$78,834

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six months ended September 30, 2021 and 2020

On August 25, 2021 the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 1,466,061 shares of common stock and warrants. Consideration transferred was $2,269,000 and based on the closing market price of the Company’s common stock on the closing date, August 25, 2021.

In connection with the Stadco acquisition, the Company became party to an amended and restated lease agreement to rent buildings and property at the Stadco manufacturing location, and recorded a right-of-use asset and liability of approximately $6.7 million.

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, Westminster Credit Holdings, LLC, or WCH, Stadco New Acquisition, LLC, or Acquisition Sub, Stadco and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. WCMC has no customers or operations, and we have initiated a plan of termination to legally dissolve this subsidiary. TechPrecision, Ranor, WCH, WCMC, Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

On August 25, 2021, pursuant to the stock purchase agreement among TechPrecision, Acquisition Sub, Stadco and certain affiliates of Stadco, TechPrecision completed its previously announced acquisition of Stadco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and industrial customers. See Note 3 below for more information regarding the Stadco acquisition.

The Company manufactures large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense, aerospace, nuclear, medical, and precision industrial. We consider our business to consist of one segment - metal fabrication and precision machining. All of our operations and customers are located in the United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, WCH, WCMC, Acquisition Sub and Stadco. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and six months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended September 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to business combinations, contract accounting, accounts receivable, inventories, the recovery of long-lived assets, income taxes and the valuation of equity transactions. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounting for Goodwill – The Company allocates the purchase price of an acquired company, including, when applicable, the acquisition date fair value of contingent consideration, between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill.

Goodwill of a reporting unit is not amortized, but tested for impairment at least annually, or on an interim basis whenever circumstances indicate that the carrying value of these assets may not be recoverable. A goodwill impairment charge would reflect the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill.

The Company has not formed a conclusion on the issue of tax deductibility for goodwill. We are evaluating certain tax election options under the Stadco stock purchase agreement and will make a determination as soon as practicable.

NOTE 3 – BUSINESS COMBINATION

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to the stock purchase agreement, dated as of October 16, 2020, among TechPrecision, Acquisition Sub, Stadco Acquisition, LLC, or Holdco, and each stockholder of Holdco, or the SPA. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

Also on the closing date, the Company completed its previously announced acquisition of certain indebtedness obligations of Stadco, pursuant to that certain Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, with Sunflower Bank, N.A., as amended by Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, together, the Loan Purchase Agreement. On August 25, 2021, WCH, as assignee of Acquisition Sub, paid $7.9 million in the aggregate to Sunflower Bank, N.A., under the terms of the Loan Purchase Agreement, to purchase the indebtedness.

Pursuant to the SPA, and upon the terms and subject to the conditions therein, the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 666,666 shares of the Company’s common stock to Holdco. In connection with the acquisition of Stadco, the Company reached an agreement with the holders of certain other non-bank indebtedness of Stadco, under which each such lender agreed to forgive such indebtedness in exchange for an aggregate of 199,395 shares of the Company’s common stock. In addition, the Company reached an agreement with a certain other security holder who agreed to sell its Stadco securities to the Company in exchange for the issuance by the Company of 600,000 shares of the Company’s common stock and a warrant to purchase 100,000 shares of the Company’s common stock. The fair value of the 1,466,061 shares of common stock issued as consideration transferred was $2.3 million based on the closing market price of the Company’s common stock on the August 25, 2021 closing date.

On August 25, 2021, the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, pursuant to which investors committed to subscribe for and purchase 3,202,727 shares of the Company’s common stock at a purchase price of $1.10. Costs directly attributable to this offering of securities totaled $0.3 million.

The accounting for a business combination is dependent upon obtaining valuations and other information for certain assets and liabilities which have not yet been completed or obtained to a point where definitive estimates can be made. The process for estimating the fair values of identified intangible assets, certain tangible assets and assumed liabilities require the use of judgment to determine the appropriate assumptions. Until the Company finalizes estimates of the fair value of assets acquired and liabilities assumed substantially all of the purchase price allocation for Stadco is provisional. Additional purchase price adjustments will be recorded during the measurement period not to exceed one year beyond the acquisition date. These adjustments may have a material impact on the Company’s results of operations and financial position.

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allows the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock is less than the target stock price stated in each agreement, TechPrecision will issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements are guaranteed, only the number of shares issued can vary, with the final measurement date and amount to be determined on the one-year anniversary date. Since the contract does not specify a fixed maximum number of shares to be issued on the anniversary date, should the company determine to satisfy the contingent consideration with shares, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation may be required to be issued. In any case, the maximum value of the contingent consideration will be $2,269,000, whether paid in shares of common stock or in cash, or both. The estimated liability associated with the contingent consideration had a zero balance at September 30, 2021.

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date, in accordance with Accounting Standards Codification, or ASC, 805. Acquisition related costs totaled approximately $320,000 and are included under general and administrative expenses in our statement of operations. The allocation of the purchase price of the Stadco acquisition is not complete and the amounts below represent the Company’s best estimate of fair value:

Total consideration transferred	$10,163,164
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$1,247,015
Inventory and other current assets	5,250,781
Property, plant and equipment including right of use assets	15,074,273
Accounts payable, accrued expenses, and other current liabilities	(5,882,048)
Lease obligations	(6,701,286)
Net assets	$8,988,735
Goodwill	1,174,429
Total	$10,163,164

Supplemental Pro Forma Information

The pro forma results presented below were prepared as if the acquisition had been consummated on April 1, 2020. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on April 1, 2020. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved from the acquisition.

The pro forma results include adjustments for the estimated purchase accounting impact, including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, and an adjustment for interest expense related to the new long-term debt, the alignment of accounting policies, and the elimination of transactions between TechPrecision and Stadco.

Other adjustments reflected in the pro forma results are as follows:

•	For the three and six months ended September 30, 2020, we excluded $1.0 million from cost of goods sold, the net change in depreciation and amortization resulting from a reversal of amortization for an asset deemed to have zero fair value based on revaluation of the Stadco intangible assets upon TechPrecision Corporation’s acquisition of Stadco. This amount was partially offset by depreciation and amortization resulting from a valuation adjustment to Stadco’s property, plant and equipment of $7.1 million plus the recognition of the right-of-use asset for Stadco’s property lease in the amount of $6.6 million against the reversal of historical rent expense
•	For the three and six months ended September 30, 2021 and 2020, we excluded $0.7 million of management fees due to then preferred stockholders of Stadco

•	For the three and six months ended September 30, 2021 and 2020, we excluded interest expense by $0.5 million, reflecting a reduction of Stadco’s bank debt and interest rates.

The following table discloses the actual results of Stadco since the August 25, 2021 acquisition which are included in the Company’s condensed consolidated financial statements. Also presented in the table below are pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2020, for the three and six months ended September 30, 2021 and 2020:

	Stadco only	Pro forma combined
	Actual August 26, 2021	Three months ended	Six months ended	Three months ended	Six months ended
	– September 30,	September 30,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020
Net sales	$1,258,626	$5,094,151	$12,929,679	$8,196,026	$14,961,345
Operating income (loss)	$64,809	$(1,579,777)	$(1,936,097)	$350,441	$182,568
Income (loss) before income taxes	$22,113	$(1,832,508)	$(954,261)	$199,520	$(139,609)
Net income (loss)		$(1,753,993)	$(903,274)	$86,458	$(215,311)
EPS basic		$(0.05)	$(0.03)	$0.00	$(0.01)
EPS dilutive		$(0.05)	$(0.03)	$0.00	$(0.01)
Weighted average shares outstanding – basic		34,181,736	34,174,554	34,100,059	34,064,579
Weighted average shares outstanding - diluted		34,181,736	34,174,554	35,638,754	34,064,579

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended September 30, 2021	$4,403,156	$394,254	$4,797,410
Three months ended September 30, 2020	$3,225,503	$1,488,430	$4,713,933
Six months ended September 30, 2021	$7,506,287	$703,352	$8,209,639
Six months ended September 30, 2020	$6,429,093	$1,567,365	$7,996,458

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2021	$3,757,988	$1,039,422	$4,797,410
Three months ended September 30, 2020	$3,081,971	$1,631,962	$4,713,933
Six months ended September 30, 2021	$6,880,637	$1,329,002	$8,209,639
Six months ended September 30, 2020	$6,109,868	$1,886,590	$7,996,458

As of September 30, 2021, the Company had $26.4 million of remaining performance obligations, of which $17.1 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended				Three months ended		Six months ended				Six months ended
	September 30, 2021				September 30, 2020		September 30, 2021				September 30, 2020
Customer	Amount		Percent		Amount	Percent	Amount		Percent		Amount		Percent
A		$1,175,893	25%		$499,921	11%		$2,479,665	30%			$1,070,701	13%
B		$721,405	15%		$686,486	15%		$1,660,261	20%			$1,340,673	17%
C		$648,954	14%		$459,441	10%		$938,534	11%		$	*	* %
D	$	*	*	%	$726,921	15%	$	*	*	%	$	*	* %
E	$	*	*	%	$694,332	15%	$	*	*	%		$1,708,987	21%
F	$	*	*	%	$575,315	12%	$	*	*	%	$	*	* %
G	$	*	*	%	$558,160	12%	$	*	*	%		$948,672	12%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the six months ended September 30, 2021, we recognized revenue of less than $0.2 million related to our contract liabilities at April 1, 2021. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
September 30, 2021	$12,725,048	$(3,418,186)	$9,306,862
March 31, 2021	$11,392,948	$(5,860,540)	$5,532,408

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax benefit for the three and six months ended September 30, 2021 was $78,462 and $51,882. The Company’s effective tax rate for the three and six months ended September 30, 2021 was 26.3% and 5.0%, respectively. The Company’s effective tax rate for the six months ended September 30, 2021 was lower due to the nontaxable loan forgiveness item of $1.3 million disclosed in the condensed consolidated statement of operations. Income tax expense for the three and six months ended September 30, 2020 was $111,302 and $73,942.

The valuation allowance on deferred tax assets was approximately $1.8 million at September 30, 2021. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic EPS
Net income (loss)	$(220,413)	$270,764	$1,150,679	$154,530
Weighted average shares	31,359,941	29,431,629	30,424,216	29,395,791
Net income (loss) per share	$(0.01)	$0.01	$0.04	$0.01
Diluted EPS
Net income (loss)	$(220,413)	$270,764	$1,150,679	$154,530
Dilutive effect of stock options	—	1,555,604	1,602,046	1,606,339
Weighted average shares	31,359,941	30,987,233	32,026,262	31,002,130
Net income (loss) per share	$(0.01)	$0.01	$0.04	$0.01

All of the restricted stock issued in September 2021 is included in the weighted average basic and diluted shares calculation. All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended September 30, 2021, there were 1,660,922 of potentially anti-dilutive stock options and warrants, none of which were included in the earnings per share calculations.

NOTE 7 – STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Long-Term Incentive Plan, or the 2006 Plan, and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

At September 30, 2021, there were 1,370,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Canceled	(47,000)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Vested or expected to vest at 9/30/2021	2,670,000	$0.343	$4,372,000	5.14
Exercisable and vested at 9/30/2021	2,670,000	$0.343	$4,372,000	5.14

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30,2021. This amount changes based on the fair market value of the Company’s common stock.

At September 30,2021, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at September 30,2021 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	4.10	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	5.64	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture twelve months following the grant date. Each grantee must be serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, subject to certain exceptions, the grantee’s restricted stock will be forfeited automatically.

On September 17, 2021, we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $175,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

Total recognized compensation cost related to the restricted stock awards for the three and six months ended September 30, 2021 was $28,566 and $62,066, respectively. At September 30, 2021 there was $168,767 of unrecognized compensation cost related only to the September 17, 2021 stock award.

Warrants

On August 25, 2021, we issued warrants to purchase 100,000 shares of our common stock in connection with the Stadco acquisition. The warrants vested in full on the issue date, have a three year term and exercise price of $1.43 per share. The fair value of the warrants was $46,256 and estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the grant. Expected volatility of 46.7% was based on the historical volatility of our common stock. The risk-free interest rate of 0.4% was selected based upon yields of three-year U.S. Treasury bond.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At September 30, 2021, there were trade accounts receivable balances outstanding from three customers comprising 74% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2021			March 31, 2021
Customer	Amount		Percent	Amount		Percent
A		$1,079,264	41%	$	*	*	%
B	$	*	* %		$399,692	66%
C		$576,640	22%		$193,368	32%
D		$290,503	11%	$	*	*	%

*  less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following at:	September 30, 2021	March 31, 2021
Payments advanced to suppliers	$22,377	$17,010
Prepaid insurance	291,141	312,669
Prepaid subscriptions	52,961	25,967
Employee advances	26,985	16,526
Deposits	145,979	—
Prepaid taxes	64,194	—
Other	8,011	7,265
Total	$611,648	$379,437

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net included the following at:	September 30, 2021	March 31, 2021
Land	$110,113	$110,113
Building and improvements	3,289,901	3,249,577
Machinery equipment	17,883,604	10,113,670
Furniture, fixtures, auto equipment	1,503,041	627,571
Total property, plant and equipment	22,786,659	14,100,931
Less: accumulated depreciation	(10,480,258)	(10,037,722)
Total property, plant and equipment, net	$12,306,401	$4,063,209

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following at:	September 30, 2021	March 31, 2021
Accrued compensation	$994,838	$496,320
Provision for claims settlement	—	495,000
Provision for contract losses	343,763	164,164
Accrued professional fees	333,366	213,213
Accrued project costs	436,070	114,611
Other	212,856	42,962
Total	$2,320,893	$1,526,270

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

Long-term debt included the following at:	September 30, 2021	March 31, 2021
Stadco Term Loan at 3.79% interest, due August 2028	$3,958,664	$—
Ranor Term Loan at 5.21% interest, due December 2021	2,415,964	2,466,408
Revolver loan	865,049	—
SBA PPP loan at 1% interest, due May 2022	—	1,317,100
Finance lease liability	—	45,663
Total debt	$7,239,677	$3,829,171
Less: debt issue costs unamortized	$117,708	$12,270
Total debt, net	$7,121,969	$3,816,901
Less: Current portion of long-term debt	$3,790,525	$2,474,963
Total long-term debt, net	$3,331,444	$1,341,938

Amended and Restated Berkshire Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the Loan Agreement. Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the Revolver Loan. In addition Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000,000. The proceeds of the original Ranor Term Loan of $2,850,000 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco. For purposes of the discussion of the Loan Agreement, Ranor and Stadco are referred to together as the “Borrowers.”

Stadco Term Loan

On August 25, 2021, the Company borrowed $4,000,000 from Berkshire Bank, or the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Commencing on September 25, 2021 and on the 25th day of each month thereafter, Stadco shall make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated on the basis of actual days elapsed and a 360-day year.

The Company shall pay a late charge in the amount of 5% of each payment due under the Stadco Term Loan (other than the balloon payment due at maturity) which is more than ten days in arrears. In addition, from and after the date on which the Stadco Term Loan becomes, or at Berkshire Bank’s option, could become due and payable (whether accelerated or not), at maturity, upon default or otherwise, interest shall accrue and shall be immediately due and payable at the default rate equal to 5% per annum greater than the interest rate otherwise in effect, but in no event higher than the maximum interest rate permitted by law.

Ranor Term Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2,850,000, or the Ranor Term Loan. Payments began on January 20, 2017 and will be made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. A balloon principal payment of approximately $2,400,000 is due on December 20, 2021 under the Term Loan. A prepayment penalty will apply during the loan term but will not apply if a prepayment is made from either casualty loss insurance proceeds or a condemnation award applicable to any collateral or if a full prepayment is made during the 45-day period immediately preceding the maturity date.

Revolver Loan

In accordance with the amended loan agreement, the maximum amount that can now be borrowed under the Revolver loan is $5,000,000. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5,000,000 or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25%  of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed on the basis of a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $5,000,000, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees shall be payable quarterly in arrears on the first day of each January, April, July and October after the amendment date commencing October 1, 2021 and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier.

Under the promissory note for the Revolver Loan, the Company can elect to pay interest at an adjusted LIBOR-based rate or an Adjusted Prime Rate. Under the Fourth Modification, the minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan is December 20, 2022. This agreement contains customary LIBOR replacement provisions

There was $865,049 borrowed under the Revolver Loan at September 30, 2021. Interest payments made under the Revolver Loan was $1,444 for the six months ended September 30, 2021. Unused borrowing capacity at September 30, 2021 and March 31, 2021 was approximately $3.5 and $2.7 million, respectively.

The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the Berkshire Loans, may be accelerated upon the occurrence of an event of default as defined in the Berkshire Loan Agreement.

Pursuant to the Berkshire Loan Agreement, the Company agrees to maintain the ratio of the Cash Flow (as defined below) of the Company to the Total Debt Service (as defined below) of the Company of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter-annual period of the Company on a trailing twelve (12) month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of the Company. Quarterly tests will be measured based on the Form 10-Q reports within sixty (60) days of the end of each quarter, and annual tests will be measured based on Form 10-K reports within one hundred twenty days (120) after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of the Company plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by the Company, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of the Company, less (vii) cash taxes paid by the Company, all as determined in accordance with GAAP. Total Debt Service shall mean an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of the Company paid by the Company, (ii) all amounts paid by the Company in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with GAAP.

The Company agrees to cause its Balance Sheet Leverage to be less than or equal 2.50 to 1.00. Compliance with the foregoing shall be tested quarterly, as of the last day of each fiscal quarter of the Company, commencing with the fiscal quarter ending September 30, 2021. Balance Sheet Leverage means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

The Borrowers agree to maintain a Loan to Value Ratio of not greater than 0.75 to 1.00. Loan to Value Ratio means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the Property, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500,000. Compliance shall be tested annually, commencing with the fiscal year ending March 31, 2022.

The Company was in compliance with all of the financial covenants at September 30, 2021 and March 31, 2021.

Unamortized debt issue costs at September 30, 2021 and March 31, 2021 were $117,708 and $26,272, respectively.

Collateral securing the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets.The carrying value of short and long-term borrowings approximates their fair value. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note, or the PPP Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The loan to Ranor was made through Berkshire Bank.

Principal and accrued interest were set to be payable monthly in equal installments commencing in September 2021 and continuing through the maturity date, unless the PPP Note was forgiven as described below.

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

NOTE 13 – LEASES

After we settled certain default amounts, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6.6 million. Monthly base rent for the property will be $78,233 per month, with a 20% discount through November 30, 2022. The term of the lease will expire on June 30, 2030. The lease contains customary default provisions allowing the Landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the time period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight line basis. Since the expiration date, we have continued to lease this office space on a month-to-month basis.

The following table lists our right-of-use assets and lease liabilities in our condensed consolidated balance sheet at:

	September 30, 2021	March 31, 2021
Right of use asset – operating lease	$6,655,724	$—
Right of use asset – finance leases	98,704	45,663
Amortization	(73,268)	—
Right of use asset, net	$6,681,160	$45,663
Lease liability – operating lease	$6,590,614	$—
Lease liability – finance leases	$108,205	$45,663
Total lease liability	$6,698,819	$45,663

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the six months ended:	September 30, 2021	September 30, 2020
Operating lease amortization	$68,702	$1,883
Finance lease amortization	$4,566	$5,438
Finance lease interest	$1,212	$793

Weighted average lease term and discount rate at:	September 30, 2021	September 30, 2020
Lease term (years) – operating lease	8.75	—
Lease term (years) – finance leases	2.82	1.75
Lease rate – operating lease	4.5%	—
Lease rate – finance leases	3.9%	8.0%

Supplemental cash flow information related to leases for the six months ended:	September 30, 2021	September 30, 2020
Cash used in operating activities	$66,023	$1,883
Cash used in financing activities	$475,440	$5,807

Maturities of lease liabilities at September 30, 2021 for the next five years and thereafter:

2022	$818,817
2023	925,766
2024	951,171
2025	948,701
2026	943,752
Thereafter	3,520,506
Total lease payments	$8,108,713
Less: imputed interest	1,409,894
Total	$6,698,819

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2021 for future executive salaries and bonus was approximately $1.2 million. The aggregate commitment at September 30, 2021 for accrued payroll, vacation and holiday pay was approximately $0.8 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $43,240 and $42,270 for the three and six months ended September 30, 2021 and 2020, respectively.

NOTE 15 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on April 1, 2021 and the amendments in this update did not have a significant impact on our financial statements and disclosures.

Issued Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within these fiscal years. The Company is currently evaluating the impact that this new guidance may have on our financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The Company is currently evaluating the impact that this new guidance may have on our financial statements and disclosures.

NOTE 16 – SUBSEQUENT EVENT

On October 5, 2021, the Company issued 20,000 shares of common stock to a third-party consultant as a payment for a finder’s fee in connection with the acquisition of Stadco. The estimated fair value of the award is $35,000 and was measured on the date of grant based on the number of shares issued and the quoted market price of the Company’s common stock.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to risks and uncertainties arising from:

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
●changes in government spending on national defense;
●our ability to make acquisitions and successfully integrate those acquisitions with our business;
●general industry and market conditions and growth rates;

●	failure to successfully integrate and realize the expected benefits of the Stadco acquisition could have an adverse effect on our business, financial condition and results of operations, and may adversely affect the Company’s common stock price;
●risks related to diverting management’s attention from the Company’s ongoing business operations;
●unexpected costs, charges or expenses resulting from the acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Overview

Contract Manufacturing

Through our Ranor and Stadco subsidiaries, we offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

All manufacturing is done in accordance with our written quality assurance program, which meets specific national and international codes, standards, and specifications. The standards used are specific to the customers’ needs, and our manufacturing operations are conducted in accordance with these standards.

Because our revenues are derived from the sale of goods manufactured pursuant to contracts, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors. Our business is dependent in part on the continuation of governmental programs that require our services and products.

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

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers. We believe that the Stadco operation fits our primary defense focus and brings a complementary customer list for our defense and industrial markets.

Financial Results

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. Generally, our projects are made up of contracts with a production timeline that can range from three to as much as thirty-six months. Units manufactured under the majority of our customer contracts are delivered on time and with a positive gross margin. Our results of operations for any specific period are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

For the three months ended September 30, 2021, we recorded net sales and net loss of $4.8 million and $0.2 million, compared with net sales of $4.7 million and net income of $0.3 million, for the three months ended September 30, 2020. For the six months ended September 30, 2021, we recorded net sales and net income of $8.2 million and $1.2 million, compared with net sales of $8.0 million and net income of $0.2 million, for the six months ended September 30, 2020. Our financial statements for the three and six months ended September 30, 2021 include the results of the Stadco operation from August 26, 2021 through September 30, 2021.

On May 12, 2021, as authorized by Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the Small Business Administration, or the SBA, remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amount of $1,317,100 and $13,207, respectively, for forgiveness of the Company’s Paycheck Protection Program loan, or PPP loan. Funds credited to the bank paid this loan off in full. Loan forgiveness is recorded as a gain in the condensed consolidated statement of operations.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2021 Annual Report on Form 10-K. Except for the addition of our Goodwill policy, there were no significant changes to our critical accounting policies during the six months ended September 30, 2021.

New Accounting Standards

See Note 15, Accounting Standards Update, in the Notes to the condensed consolidated financial statements in “Item 1. Financial Statements” for a discussion of recently adopted new accounting guidance.

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

Three Months Ended September 30, 2021 and 2020

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income (loss), in dollars and as a percentage of revenue:

	September 30, 2021		September 30, 2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,797	100%	$4,714	100%	$83	2%
Cost of sales	3,866	80%	3,585	76%	281	8%
Gross profit	931	20%	1,129	24%	(198)	(18)%
Selling, general and administrative	1,174	24%	696	15%	478	69%
Operating income (loss)	(243)	(5)%	433	9%	(676)	(156)%
Other expense, net	(56)	(1)%	(51)	(1)%	(5)	(10)%
Income (loss) before taxes	(299)	(6)%	382	8%	(681)	(178)%
Income tax provision (benefit)	(79)	(2)%	111	2%	(190)	(170)%
Net income (loss)	$(220)	(5)%	$271	6%	$(491)	(181)%

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $4.8 million for the three months ended September 30, 2021, or 2% higher when compared to net sales for the three months ended September 30, 2020.

Our defense backlog remains strong as new orders for components continue to flow down from prime defense contractors, including in connection with the U.S. Navy submarine programs. We saw a near dollar-for-dollar offset change between defense and precision industrial sales when compared to the same quarter in fiscal 2021. For the three months ended September 30, 2021, net sales to our defense markets increased by $1.2 million or 37% when compared to the three months ended September 30, 2020. The primary reason for the increase were new defense sales recorded for the first time by our Stadco subsidiary over the last 36 days of the quarter. With our recent acquisition of Stadco now complete, we expect to report higher revenues in future periods.

Net sales to industrial markets decreased by $1.1 million, or 73%, when compared to the three months September 30, 2020, due to lower project activity as the Company replenishes its industrial market backlog following a period of above normal revenue for the last three quarters of fiscal 2021. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

For the three months ended September 30, 2021, revenue recognized over time and at a point in time was $3.8 and $1.0 million, respectively, compared to revenue recognized over time and at a point in time of $3.1 and $1.6 million, respectively, for the three months ended September 30, 2020.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended September 30, 2021 was $3.9 million, or 8% higher when compared to the three months ended September 30, 2020. Gross margin was 19.4% for the three months ended September 30, 2021 and 24.0% for the three months ended September 30, 2020. Gross profit was $0.9 million for the three months ended September 30, 2021, or 18% lower, when compared to the three months ended September 30, 2020, primarily the result of higher labor and overhead costs which more than offset lower material costs. These higher costs dampened our margin during the final month of the quarter when we included our new Stadco operation for the first time. We anticipate that the inclusion of Stadco’s operations in future periods will result in increased cost of sales in future periods.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2021 increased by 69% or $0.5 million. The increase was primarily due to an increase in compensation, insurance costs, office costs, and outside advisory fees in connection with the Stadco acquisition.

Other Expense, net

The following table reflects interest expense, amortization of debt issue costs and other income, net for the three months ended:

	September 30, 2021	September 30, 2020	$ Change	% Change
Other income, net	$1,001	$804	$197	25%
Interest expense	$(48,341)	$(35,975)	$(12,366)	(34)%
Amortization of debt issue costs	$(8,553)	$(15,607)	$7,054	45%

Interest expense was higher for the three months ended September 30, 2021. The increase in interest expense for the three months ended September 30, 2021 was due primarily to $15,138 for interest under the new Berkshire term loan, net of capitalized interest booked in the same period. Amortization of debt issue costs for the three months ended September 30, 2020 were higher because of higher debt issue costs incurred for the third Berkshire loan modification. We expect to record higher interest expense in the future due to new borrowings under our new Berkshire revolver and term loans.

Income Taxes

For the three months ended September 30, 2021 we recorded a tax benefit of $78,642, a result of a pre-tax loss in our second quarter. For the three months ended September 30, 2020 we recorded tax expense of $111,302.

Net Income (Loss)

As a result of the foregoing, for the three months ended September 30, 2021, we recorded a net loss of $220,413 compared to net income of $270,764 for the three months ended September 30, 2020.

Six Months Ended September 30, 2021 and 2020

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income (loss), in dollars and as a percentage of revenue:

	September 30, 2021		September 30, 2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$8,209	100%	$7,996	100%	$213	3%
Cost of sales	6,446	78%	6,170	77%	276	4%
Gross profit	1,763	22%	1,826	23%	(63)	(3)%
Selling, general and administrative	1,906	23%	1,489	19%	417	28%
Operating income (loss)	(143)	(1)%	337	4%	(480)	(142)%
Other expense, net	(75)	(1)%	(108)	(1)%	33	31%
PPP loan forgiveness	1,317	16%	—	—%	1,317	nm %
Income before taxes	1,099	13%	229	3%	870	380%
Income tax provision (benefit)	(52)	(1)%	74	1%	(126)	(170)%
Net income (loss)	$1,151	14%	$155	2%	$996	643%

nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $8.2 million for the six months ended September 30, 2021, or 3% higher when compared to net sales for the six months ended September 30, 2020.

Our defense backlog remains strong as new orders for components continue to flow down from prime defense contractors, including in connection with the U.S. Navy submarine programs and new customer projects from our recent business combination. For the six months ended September 30, 2021, net sales in our defense markets increased by $1.1 million or 17% when compared to the six months ended September 30, 2020. The primary reason for the increase were new defense sales recorded for the first time by our Stadco subsidiary over the last 36 days of the second quarter. With our recent acquisition of Stadco now complete, we expect to report higher revenues in future periods.

Net sales to industrial markets decreased by $0.9 million or 55% when compared to the six months ended September 30, 2020, due to lower project activity as the Company replenishes its industrial market backlog following a period of above normal revenue for the last three quarters of fiscal 2021. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

For the six months ended September 30, 2021, revenue recognized over time and at a point in time was $6.9 and $1.3 million, respectively, compared to revenue recognized over time and at a point in time of $6.1 and $1.9 million, respectively, for the six months ended September 30, 2020.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At September 30, 2021, the Company had $17.3 million of remaining performance obligations, of which $13.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our manufacturing operations continued to execute effectively with project throughput, notwithstanding higher cost of sales which dampened gross margin for the first six months of fiscal 2022, as we brought our new Stadco operations on-line in the month of September.

Our cost of sales for the six months ended September 30, 2021 was $6.4 million, higher by 4% when compared to the six months ended September 30, 2020, primarily the result of higher labor and overhead costs which more than offset lower material costs. Gross margin was 21.5% for the six months ended September 30, 2021 and 22.8% for the six months ended September 30, 2020. Gross profit was $1.8 million for both six month periods ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended September 30, 2021 increased by $0.4 million or 28% when compared with the six months ended September 30, 2020. The increase was primarily due to an increase in compensation, insurance costs, office costs, and outside advisory fees in connection with the Stadco acquisition.

Other Expense, net

The following table reflects interest expense, amortization of debt issue costs and other income, net for the six months ended:

	September 30, 2021	September 30, 2020	$ Change	% Change
Other income, net	$11,391	$1,456	$9,935	nm
Interest expense	$(68,676)	$(78,394)	$9,718	12%
Amortization of debt issue costs	$(18,096)	$(31,086)	$12,990	42%

nm – not meaningful

Other income for the six months ended September 30, 2021 includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

Interest expense for the six months ended September 30, 2021 was lower when compared to the six months ended September 30, 2020. The decrease was due to 1) the reversal of accrued interest for $11,692 for the PPP loan, which was forgiven in May 2021, and 2) lower accruals for interest expense on lower average levels of debt when compared to the same prior year period. These decreases were offset in part by interest expense accrued on new borrowings in connection with the Stadco acquisition in the month of September 2021.

Amortization of debt issue costs for the six months ended September 30, 2021 were lower when compared to the six months ended September 30, 2020. The six months ended September 30, 2020 included higher amortization amounts related to higher debt issue costs related to the third revolver loan modification in 2019.

PPP Loan Forgiveness

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For the six months ended September 30, 2021 we recorded a tax benefit of $51,882, compared to a tax provision of $73,942 for the six months ended September 30, 2020. The tax benefit is the result of operating pretax losses. The gain from the forgiveness of the Company’s PPP loan is a discrete nontaxable event.

Net Income

As a result of the foregoing, for the six months ended September 30, 2021, we recorded net income of $1.2 million compared to net income of $0.2 million for the six months September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $0.3 million and working capital of $4.0 million, a significant decrease when compared to March 31, 2021. We believe our available cash plus cash expected to be provided by operations during fiscal 2022, and borrowing capacity available under the revolver loan will be sufficient to fund expected capital expenditures for our business as it exists today and principal and interest payments under our debt obligations through the 12 months from the issuance date of our financial statements.

On August 25, 2021, we completed the acquisition of Stadco, closed on a private placement financing and closed on a new loan with Berkshire Bank. We raised $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share via a private placement financing, sourced $4.0 million in new debt with Berkshire bank, drew down $0.1 million under the revolver loan, and sourced $1.8 million from available cash. We issued 1.5 million shares of our common stock and warrants to satisfy Stadco’s indebtedness to its shareholders and certain other debt holders and acquired all outstanding shares of Stadco.

In addition, we purchased Stadco’s loan from Sunflower Bank, for a total amount of $7.9 million in cash. Concurrent with the closing of the Stadco acquisition, we entered into an amended and restated loan agreement with Berkshire Bank. Under the amended facility, our term loan in the original principal amount of $2.85 million, of which $2.4 million remains outstanding, will remain, and we will have access to a revolving line of credit of up to $5.0 million, and borrowed $4.0 million under a new term loan with Berkshire bank.

There was $865,049 outstanding under the revolver loan at September 30, 2021. There were no borrowed amounts outstanding under the revolver loan at March 31, 2021. Unused borrowing capacity at September 30, 2021 was approximately $3.5 million. The maturity date of the revolver loan is December 20, 2022.

There is a balloon payment of approximately $2.4 million due on December 20, 2021 under the Ranor term loan with Berkshire Bank. We expect to refinance this debt with the bank before the maturity date. Until then, the Company will continue to pay down principal and make interest payments in the ordinary course.

The table below presents selected liquidity and capital measures at:

			Change
(dollars in thousands)	September 30, 2021	March 31, 2021	Amount
Cash and cash equivalents	$281	$2,131	$(1,850)
Working capital	$4,008	$5,202	$(1,194)
Total debt	$7,240	$3,829	$3,411
Lease liabilities	$6,698	$—	$(6,698)
Total stockholders’ equity	$16,656	$9,942	$6,714

The following table summarizes the primary components of cash flows for the six months ended:

			Change
(dollars in thousands)	September 30, 2021	September 30, 2020	Amount
Cash flows provided by (used in):
Operating activities	$(1,066)	$(739)	$(327)
Investing activities	(8,159)	(355)	(7,804)
Financing activities	7,376	1,255	6,121
Net (decrease) increase in cash and cash equivalents	$(1,849)	$161	$(2,010)

Operating activities

Apart from our loan facilities, our primary sources of cash are from accounts receivable collections, customer advance payments and project progress payments. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as we mark progress with customer projects and the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Cash used by operations for the six months ended September 30, 2021 was $1.1 million compared with cash used in operations of $0.7 million for the six months ended September 30, 2020. Cash outlays for the six months ended September 30, 2021 includes a payment of $0.5 million to plaintiffs for a court approved final class action settlement, and $0.7 million of cash used to pay past due rent on the Stadco property and buildings.

The first half of fiscal 2022 was marked by favorable project performance progress and delivery schedules which provided a small amount of cash from operations before the above mentioned payments for $1.2 million in the aggregate. During the first half of fiscal 2021 we encountered some delayed inspections, delayed deliveries, and disrupted supply chain, due to travel restrictions in connection with the COVID-19 pandemic. In addition, we expended more direct labor hours on low margin projects. All of these events resulted in a slower payment flow from customers during the first half of fiscal 2021.

Investing activities

We anticipate that we will spend approximately $0.8 million in new factory machinery and equipment during the remainder of fiscal 2022. Net cash used in investing activities for purchases of property, plant and equipment in the six months ended September 30, 2021 and 2020 was $0.4 million for each period. In addition, we purchased Stadco’s loan from Sunflower Bank, for $7.9 million in cash.

Financing activities

We sourced $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share via a private placement financing and $4.0 million in new debt with Berkshire bank. In addition we drew down $0.9 million under the revolver loan used to fund the acquisition and operating activities in the second quarter of fiscal 2022.

We used $0.5 million of cash to pay off certain lease and debt obligations. We also used $0.5 million of cash to pay private placement closing costs, debt issue costs, repay debt principal and make periodic lease payments.

All of the above activity resulted in a net decrease in cash of $1.8 million for the six months ended September 30, 2021 compared with a net increase in cash of $0.2 million for the six months ended September 30, 2020.

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

Off-Balance Sheet Arrangements

We do not currently have, and have not had, any off-balance sheet assets, liabilities or arrangements at September 30, 2021.

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

We define EBITDA as net income (loss) plus interest, income taxes, depreciation and amortization. Net income was $1.2 million for the six months ended September 30, 2021, as compared to net income of $0.2 million for the six months ended September 30, 2020. EBITDA, a non-GAAP financial measure, was $1.7 million for the six months ended September 30, 2021, as compared to $0.7 million for the six months ended September 30, 2020. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Net income (loss)	$(220)	$271	$(491)	$1,151	$155	$996
Income tax expense (benefit)	(79)	111	(190)	(52)	74	(126)
Interest expense (1)	57	52	5	87	110	(23)
Depreciation	333	170	163	516	339	177
EBITDA	$91	$604	$(513)	$1,702	$678	$1,024

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, except for the acquisition of Stadco. The Company is in the process of evaluating Stadco’s the internal controls over financial reporting and integrating such with its own internal controls over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description
2.1

Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the Commission on July 26, 2021).*

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

10.1

Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2021).

10.2

Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landord (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 30, 2021).*

10.3

Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on June 29, 2021).

10.4

Stock and Warrant Purchase Agreement, dated effective as of August 24, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC and Five Crowns Credit Partners, LLC (incorporated herein by reference to Exhibit 10.5 to our Current Report on 8-K, filed with the Commission on August 30, 2021).*

10.5

Warrant, issued as of August 25, 2021, by TechPrecision Corporation to Five Crowns Capital, LLC (incorporated herein by reference to Exhibit 10.6 to our Current Report on 8-K, filed with the Commission on August 30, 2021).

10.7

Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Douglas A. Paletz (incorporated herein by reference to Exhibit 10.7 to our Current Report on 8-K, filed with the Commission on August 30, 2021).

10.8

Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Babak Parsi (incorporated herein by reference to Exhibit 10.8 to our Current Report on 8-K, filed with the Commission on August 30, 2021).

10.9

Debt Conversion Agreement, dated as of August 25 2021, among TechPrecision Corporation, Stadco and Vanguard Electronic Company (incorporated herein by reference to Exhibit 10.9 to our Current Report on 8-K, filed with the Commission on August 30, 2021).

10.10	Form of PIPE Agreement (incorporated herein by reference to Exhibit 10.10 to our Current Report on 8-K, filed with the Commission on August 30, 2021).
10.11

Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank (incorporated herein by reference to Exhibit 10.11 to our Current Report on 8-K, filed with the Commission on August 30, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and attachments have been omitted. A copy of any omitted schedule or attachment will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
December 9, 2021	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer