Form 10-Q
period 2021-12-31
TECHPRECISION CORP
filed 2022-02-17
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2022 was 34,287,450.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$562,459	$2,130,711
Accounts receivable	2,430,255	608,059
Contract assets	10,234,353	5,532,408
Raw materials	944,094	503,636
Work-in-process	776,314	767,520
Other current assets	467,458	379,437
Total current assets	15,414,933	9,921,771
Property, plant and equipment, net	12,071,530	4,063,209
Right of use asset, net	6,526,862	—
Deferred income taxes	2,320,827	1,934,415
Goodwill	930,759	—
Other noncurrent assets, net	121,256	84,624
Total assets	$37,386,167	$16,004,019

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,570,133	$500,848
Accrued expenses	2,533,755	1,526,270
Contract liabilities	1,792,887	218,152
Current portion lease liability	539,670	—
Current portion of long-term debt	4,882,456	2,474,963
Total current liabilities	12,318,901	4,720,233
Long-term debt, net	3,210,468	1,341,938
Long-term lease liability	6,026,848	—
Total liabilities	21,556,217	6,062,171
Commitments and contingent liabilities (Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 34,287,450 and 29,498,662 shares issued and outstanding at December 31, 2021 and March 31, 2021	3,428	2,949
Additional paid in capital	14,588,193	8,944,660
Accumulated other comprehensive income	19,929	21,838
Retained earnings	1,218,400	972,401
Total stockholders’ equity	15,829,950	9,941,848
Total liabilities and stockholders’ equity	$37,386,167	$16,004,019

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$6,511,325	$3,569,718	$14,720,964	$11,566,176
Cost of sales	6,033,267	2,864,274	12,479,531	9,034,858
Gross profit	478,058	705,444	2,241,433	2,531,318
Selling, general and administrative	1,623,883	716,361	3,530,179	2,205,739
(Loss) income from operations	(1,145,825)	(10,917)	(1,288,746)	325,579
Other income	1,999	(219)	13,390	1,237
Interest expense	(94,721)	(50,405)	(181,494)	(159,885)
PPP loan forgiveness	—	—	1,317,100	—
Total other (expense) income	(92,722)	(50,624)	1,148,996	(158,648)
(Loss) income before income taxes	(1,238,547)	(61,541)	(139,750)	166,931
Income tax (benefit) expense	(333,867)	(13,369)	(385,749)	60,573
Net (loss) income	$(904,680)	$(48,172)	$245,999	$106,358
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(810)	$1,252	$(1,909)	$151
Other comprehensive (loss) income	$(810)	$1,252	$(1,909)	$151
Comprehensive (loss) income	$(905,490)	$(46,920)	$244,090	$106,509
Net (loss) income per share basic	$(0.03)	$(0.00)	$0.01	$0.00
Net (loss) income per share diluted	$(0.03)	$(0.00)	$0.01	$0.00
Weighted average shares outstanding - basic	34,286,580	29,498,662	31,716,353	29,430,206
Weighted average shares outstanding - diluted	34,286,580	29,498,662	33,395,123	31,021,384

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock-based compensation			55,500			55,500
Shares issued under LTIP	44,068	4	(4)			—
Net loss					(116,234)	(116,234)
Foreign currency translation adjustment				(97)		(97)
Balance 6/30/2020	29,398,662	$2,939	$8,848,558	$21,591	$535,536	$9,408,624
Stock-based compensation			57,417			57,417
Restricted stock award	100,000	10	(10)			—
Net income					270,764	270,764
Foreign currency translation adjustment				(1,005)		(1,005)
Balance 9/30/2020	29,498,662	$2,949	$8,905,965	$20,586	$806,300	$9,735,800
Stock-based compensation			33,500			33,500
Taxes on exercised options			(28,305)			(28,305)
Net loss					(48,172)	(48,172)
Foreign currency translation adjustment				1,252		1,252
Balance 12/31/2020	29,498,662	$2,949	$8,911,160	$21,838	$758,128	$9,694,075

Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation			33,500			33,500
Net income					1,371,092	1,371,092
Foreign currency translation adjustment				42		42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	$2,343,493	$11,346,482
Restricted stock award	100,000	10	(10)			—
Common stock issued for acquired business	1,466,061	147	2,268,853			2,269,000
Proceeds from sale of common stock, net	3,202,727	320	3,187,261			3,187,581
Issuance of warrants			46,256			46,256
Stock-based compensation			28,566			28,566
Net loss					(220,413)	(220,413)
Foreign currency translation adjustment				(1,141)		(1,141)
Balance 9/30/2021	34,267,450	$3,426	$14,509,086	$20,739	$2,123,080	$16,656,331
Issuance of common stock	20,000	2	34,998			35,000
Stock-based compensation			44,109			44,109
Net loss					(904,680)	(904,680)
Foreign currency translation adjustment				(810)		(810)
Balance 12/31/2021	34,287,450	$3,428	$14,588,193	$19,929	$1,218,400	$15,829,950

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,999	$106,358
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	978,517	521,422
Amortization of debt issue costs	34,588	45,099
Stock based compensation expense	141,176	146,417
Change in contract loss provision	(66,232)	(175,365)
Deferred income taxes	(386,413)	60,573
PPP loan forgiveness	(1,317,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(575,181)	(183,076)
Contract assets	(871,339)	(810,032)
Inventories	477,936	19,129
Other current assets	215,334	164,127
Other noncurrent assets	(50,633)	38,092
Accounts payable	(611,045)	325,369
Accrued expenses	(1,282,269)	(101,028)
Contract liabilities	1,418,010	(496,691)
Net cash used in operating activities	(1,648,652)	(339,606)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(7,795,810)	—
Purchases of property, plant and equipment	(436,531)	(546,890)
Net cash used in investing activities	(8,232,341)	(546,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	4,000,000	—
Closing costs related to common stock sale	(335,419)	—
Proceeds from sale of common stock	3,523,000	—
Debt issue costs	(116,511)	(24,610)
Proceeds from payroll protection program loan	—	1,317,100
Revolver loan borrowings	2,553,221	1,000,000
Revolver loan repayments	(575,000)	(1,000,000)
Principal payments for leases	(493,015)	—
Repayments long-term debt	(243,510)	(81,352)
Net cash provided by financing activities	8,312,766	1,211,138
Effect of exchange rate on cash and cash equivalents	(25)	(178)
Net (decrease) increase in cash and cash equivalents	(1,568,252)	324,464
Cash and cash equivalents, beginning of period	2,130,711	930,856
Cash and cash equivalents, end of period	$562,459	$1,255,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$152,498	$106,342

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

Nine months ended December 31, 2021 and 2020

On August 25, 2021, in exchange for the issuance of 1,466,061 shares of common stock and warrants, the Company acquired all of the issued and outstanding capital stock of Stadco, acquired certain other securities of Stadco and satisfied certain liabilities of Stadco. The fair value of the aggregate consideration transferred was $2,269,000 and based on the closing market price of the Company’s common stock on the closing date, August 25, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. The name was changed to TechPrecision Corporation on March 6, 2006. TechPrecision is the parent company of Ranor, Inc., or Ranor, Westminster Credit Holdings, LLC, or WCH, Stadco New Acquisition, LLC, or Acquisition Sub, Stadco and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, a wholly foreign owned enterprise. WCMC was dissolved and deregistered in November 2021, and has had no customers or operations for over five years. TechPrecision, Ranor, WCH, WCMC (until November 2021), Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, WCH, WCMC (until its dissolution), Acquisition Sub and Stadco. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2021, the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ equity for the three and nine months ended December 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

NOTE 3 – BUSINESS COMBINATION

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement, dated as of October 16, 2020, or the SPA, among TechPrecision, Acquisition Sub, Stadco Acquisition, LLC, or Holdco, and each stockholder of Holdco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

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

Pursuant to the SPA, and upon the terms and subject to the conditions therein, the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 666,666 shares of the Company’s common stock to Holdco. In connection with the acquisition of Stadco, the Company reached an agreement with the holders of certain other non-bank indebtedness of Stadco, under which each such lender agreed to forgive such indebtedness in exchange for an aggregate of 199,395 shares of the Company’s common stock. In addition, the Company reached an agreement with a certain other security holder who agreed to sell its Stadco securities to the Company in exchange for the issuance by the Company of 600,000 shares of the Company’s common stock and a warrant to purchase 100,000 shares of the Company’s common stock. The fair value of the 1,466,061 shares of common stock issued as aggregate consideration was $2.3 million based on the closing market price of the Company’s common stock on the August 25, 2021 closing date.

On August 25, 2021, the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, pursuant to which investors committed to subscribe for and purchase 3,202,727 shares of the Company’s common stock at a purchase price of $1.10 per share. Costs directly attributable to this offering of securities totaled $0.3 million.

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

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that could require payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allows the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock is less than the target stock price stated in each agreement, TechPrecision will issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements are guaranteed and, only the number of shares issued can vary, with the final measurement date and amount to be determined on the one-year anniversary date. Since the contract does not specify a fixed maximum number of shares to be issued on the anniversary date, should the company determine to satisfy the contingent consideration with shares, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation may be required to be issued. In any case, the maximum value of the contingent consideration will be $2,269,000, whether paid in shares of common stock or in cash, or both. The estimated liability associated with the contingent consideration had a zero balance at December 31, 2021.

The table below presents the provisional estimated fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date in accordance with Accounting Standards Codification, or ASC, 805. Acquisition related costs totaled approximately $320,000 and are included under general and administrative expenses in our statement of operations.

The preliminary fair values are substantially complete with the exception of certain current assets and liabilities, property, plant and equipment, income taxes and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the acquisition. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. In the third quarter of fiscal 2022, the Company made measurement period adjustments to reflect the facts and circumstances in existence at the acquisition date. These adjustments included a decrease to goodwill and accrued expenses of $243,670.

Total consideration transferred	$10,163,164
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$1,247,015
Inventory and other current assets	5,250,781
Property, plant and equipment including right of use assets	15,074,273
Accounts payable, accrued expenses, and other current liabilities	(5,638,378)
Lease obligations	(6,701,286)
Net assets	$9,232,405
Goodwill	930,759
Total	$10,163,164

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

The pro forma results include adjustments for the estimated purchase accounting impact, including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, and an adjustment for interest expense related to the new long-term debt, the alignment of accounting policies, and the elimination of transactions between TechPrecision and Stadco. Other adjustments reflected in the pro forma results are as follows:

●	For the three and nine months ended December 31, 2020, we excluded $0.2 million and $1.2 million, respectively, from cost of goods sold, the net change in depreciation and amortization resulting from a reversal of amortization for an asset deemed to have zero fair value based on revaluation of the Stadco intangible assets upon TechPrecision Corporation’s acquisition of Stadco. This amount was partially offset by depreciation and amortization resulting from a valuation adjustment to Stadco’s property, plant and equipment of $7.1 million plus the recognition of the right-of-use asset for Stadco’s property lease in the amount of $6.6 million against the reversal of historical rent expense
●	For the nine months ended December 31, 2021, we excluded $0.7 million of management fees due to then-preferred stockholders of Stadco. For the three and nine months ended December 31, 2020, we excluded $0.3 million and $1.0 million, respectively, of management fees due to then-preferred stockholders of Stadco

●	For the nine months ended December 31, 2021, we excluded interest expense of $0.5 million, reflecting a reduction of Stadco’s bank debt and interest rates. For the three and nine months ended December 31, 2020, we excluded interest expense of $0.4 million and $0.9 million, respectively, reflecting a reduction of Stadco’s bank debt and interest rates.
●	For the nine months ended December 31, 2021, we excluded non-recurring expense of $0.3 million related to consulting, legal, diligence and bank fees, and nominal costs incurred TechPrecision Corporation and related to the acquisition of Stadco.

The following table discloses the actual results of Stadco since the August 25, 2021 acquisition which are included in the Company’s condensed consolidated financial statements. Also presented in the table below are pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2020, for the following periods:

	Actual Stadco	Pro Forma	Pro Forma
	August 25, 2021 –	Nine months ended	Nine months ended
	December 31,	December 31,	December 31,
	2021	2021	2020
Net sales	$5,033,454	$19,441,005	$21,680,503
Operating loss	$(150,362)	$(2,793,821)	$(1,408,893)
Loss before income taxes	$(217,208)	$(1,880,903)	$(1,893,203)
Net loss		$(1,496,049)	$(1,955,536)
EPS basic		$(0.04)	$(0.06)
EPS dilutive		$(0.04)	$(0.06)
Weighted average shares outstanding: – basic and diluted		34,212,032	34,098,994

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended December 31, 2021	$6,362,681	$148,644	$6,511,325
Three months ended December 31, 2020	$2,885,753	$683,965	$3,569,718
Nine months ended December 31, 2021	$13,868,968	$851,996	$14,720,964
Nine months ended December 31, 2020	$9,314,846	$2,251,330	$11,566,176

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2021	$6,378,592	$132,733	$6,511,325
Three months ended December 31, 2020	$3,141,416	$428,302	$3,569,718
Nine months ended December 31, 2021	$13,259,229	$1,461,735	$14,720,964
Nine months ended December 31, 2020	$9,251,284	$2,314,892	$11,566,176

As of December 31, 2021, the Company had $35.2 million of remaining performance obligations, of which $22.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended			Three months ended			Nine months ended				Nine months ended
Customer	December 31, 2021			December 31, 2020			December 31, 2021				December 31, 2020
A		$967,846	15%		$609,114	17%		$3,447,511	23%			$1,679,814	15%
B		$793,910	12%		$530,583	15%		$2,454,171	17%			$1,871,256	16%
C		$937,620	14%	$	*	* %	$	*	*	%	$	*	*	%
D		$926,965	14%	$	*	* %	$	*	*	%	$	*	*	%
E		$913,501	14%	$	*	* %	$	*	*	%	$	*	*	%
F	$	*	* %		$398,011	11%	$	*	*	%		$2,106,998	18%
G	$	*	* %		$550,096	15%	$	*	*	%	$	*	*	%
H	$	*	* %		$682,337	19%	$	*	*	%		$1,631,010	14%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the nine months ended December 31, 2021, we recognized revenue of $0.2 million related to our contract liabilities at April 1, 2021. At the following dates, contract assets were:

		Progress
Contract Assets	Unbilled	payments	Total
December 31, 2021	$14,853,999	$(4,619,646)	$10,234,353
March 31, 2021	$11,392,948	$(5,860,540)	$5,532,408

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax benefit for the three and nine months ended December 31, 2021 was $333,867 and $385,749. The Company’s effective tax rate for the three months ended December 31, 2021 was approximately 27%. The Company’s effective tax rate for the nine months ended December 31, 2021 was higher due to the nontaxable loan forgiveness item of $1.3 million disclosed in the condensed consolidated statement of operations.

The valuation allowance on deferred tax assets was approximately $1.8 million at December 31, 2021. We believe that it is more likely than not that the benefit from certain state and foreign net operating losses, or NOL, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share, or EPS, is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
Basic EPS	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net (loss) income	$(904,680)	$(48,172)	$245,999	$106,358
Weighted average shares	34,286,580	29,498,662	31,716,353	29,430,206
Net (loss) income per share	$(0.03)	$(0.00)	$0.01	$0.00
Diluted EPS
Net (loss) income	$(904,680)	$(48,172)	$245,999	$106,358
Dilutive effect of stock options	—	—	1,678,770	1,591,178
Weighted average shares	34,286,580	29,498,662	33,395,123	31,021,384
Net (loss) income per share	$(0.03)	$(0.00)	$0.01	$0.00

All of the restricted and common stock issued in September and October 2021 is included in the weighted average basic and diluted shares calculation. All potential common stock equivalents that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended December 31, 2021 and 2020, there were 2,820,000 and 2,814,000 of potential common stock equivalents, none of which were included in the EPS calculations above.

NOTE 7 – STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the 2016 Plan, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Long-Term Incentive Plan, or the 2006 Plan, and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. The 2016 Plan was amended on February 14, 2022 to add an additional type of award that the Company is permitted to grant to eligible participants.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards and fully vested stock awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company’s 2016 Long-Term Incentive Plan.

At December 31, 2021, there were 1,370,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Canceled	(47,000)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Outstanding at 12/31/2021	2,670,000	$0.343	$4,505,500	4.90
Vested or expected to vest at 12/31/2021	2,670,000	$0.343	$4,505,500	4.90
Exercisable and vested at 12/31/2021	2,670,000	$0.343	$4,505,500	4.90

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31,2021. This amount changes based on the fair market value of the Company’s common stock.

At December 31,2021, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at December 31,2021 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	3.85	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	5.39	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Restricted Stock Awards

On September 1, 2020 we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on September 1, 2021. Each grantee was required to have been serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company had terminated prior to the vesting date, subject to certain exceptions, the grantee’s restricted stock was to have been forfeited automatically.

On September 17, 2021, we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $175,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

Total recognized compensation cost related to the restricted stock awards for the three and nine months ended December 31, 2021 was $44,109 and $106,176, respectively. At December 31, 2021 there was $124,658 of unrecognized compensation cost related only to the September 17, 2021 stock award.

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

Nonemployee Stock Based Payment

On October 5, 2021, the Company issued 20,000 shares of common stock to a third-party consultant as payment of a finder’s fee in connection with the acquisition of Stadco. The estimated fair value of the award is $35,000 and was measured on the date of grant based on the number of shares issued and the quoted market price of the Company’s common stock.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

At December 31, 2021, there were trade accounts receivable balances outstanding from four customers comprising 76% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2021				March 31, 2021
Customer	Amount		Percent		Amount		Percent
A		$809,448	33%		$	*	*	%
B		$559,214	23%		$	*	*	%
C	$	*	*	%		$399,692	66%
D	$	*	*	%		$193,368	32%

*  less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

	December 31, 2021	March 31, 2021
Supplier advances	$18,283	$17,010
Prepaid insurance	322,896	312,669
Prepaid subscriptions	50,260	25,967
Employee advances	5,798	16,526
Deposits	21,100	—
Prepaid taxes	43,866	—
Other	5,255	7,265
Total	$467,458	$379,437

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2021	March 31, 2021
Land	$110,113	$110,113
Building and improvements	3,289,901	3,249,577
Machinery equipment	18,477,075	10,113,670
Furniture, fixtures, auto equipment	983,115	627,571
Total property, plant and equipment	22,860,204	14,100,931
Less: accumulated depreciation	(10,788,674)	(10,037,722)
Total property, plant and equipment, net	$12,071,530	$4,063,209

NOTE 11 - ACCRUED EXPENSES

	December 31, 2021	March 31, 2021
Accrued compensation	$942,304	$496,320
Provision for claims settlement	—	495,000
Provision for contract losses	392,016	164,164
Accrued professional fees	300,561	213,213
Accrued project costs	609,111	114,611
Other	289,763	42,962
Total	$2,533,755	$1,526,270

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

	December 31, 2021	March 31, 2021
Stadco Term Loan at 3.79% interest, due August 2028	$3,833,013	$—
Ranor Term Loan at 5.21% interest, due March 2022	2,389,885	2,466,408
Revolver loan	1,978,221	—
SBA PPP loan at 1% interest, due May 2022	—	1,317,100
Finance lease liability	—	45,663
Total debt	$8,201,119	$3,829,171
Less: debt issue costs unamortized	$108,195	$12,270
Total debt, net	$8,092,924	$3,816,901
Less: Current portion of long-term debt	$4,882,456	$2,474,963
Total long-term debt, net	$3,210,468	$1,341,938

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

Stadco Term Loan

On August 25, 2021, the Company borrowed $4,000,000 from Berkshire Bank, or the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco shall make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated on the basis of actual days elapsed and a 360-day year.

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

Ranor Term Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2,850,000, or the Ranor Term Loan. Payments began on January 20, 2017 and are made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. A balloon principal payment of approximately $2,400,000 was due on December 20, 2021 under the Term Loan. On December 17, 2021, Ranor and certain affiliates of the Company entered into a first amendment to the amended and restated loan agreement and to extend the maturity date of the Ranor Term Loan to March 18, 2022, to provide additional time to finalize the terms for refinancing and allow for completion of Berkshire Bank’s due diligence.

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

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed on the basis of a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $5,000,000, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier.

Under the promissory note for the Revolver Loan, the Company can elect to pay interest at an adjusted LIBOR-based rate or an Adjusted Prime Rate. The minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The maturity date of the Revolver Loan is December 20, 2022. This agreement contains customary LIBOR replacement provisions.

There was $1,978,221 outstanding under the Revolver Loan at December 31, 2021. Interest payments made under the Revolver Loan were $10,602 for the nine months ended December 31, 2021. Unused borrowing capacity at December 31, 2021 and March 31, 2021 was approximately $2.1 million and $2.7 million, respectively.

The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the Berkshire Loans, may be accelerated upon the occurrence of an event of default as defined in the Berkshire Loan Agreement.

Pursuant to the Berkshire Loan Agreement, the Company agrees to maintain a ratio of the Cash Flow (as defined below) of the Company to the Total Debt Service (as defined below) of the Company of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter-annual period of the Company on a trailing twelve (12) month basis, commencing with the fiscal quarter ending as of December 31, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of the Company. Quarterly tests will be measured based on the Form 10-Q reports within ninety (90) days of the end of each quarter, and annual tests will be measured based on Form 10-K reports within one hundred twenty days (120) after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of the Company plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock-based compensation expense taken by the Company, plus (v) non-cash losses and charges and one-time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of the Company, less (vii) cash taxes paid by the Company, all as determined in accordance with GAAP. Total Debt Service shall mean an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of the Company paid by the Company, (ii) all amounts paid by the Company in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with GAAP.

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

The Borrowers agree to maintain a Loan to Value Ratio of not greater than 0.75 to 1.00. Loan to Value Ratio means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the Company’s owned real property at Westminster MA, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500,000. Compliance shall be tested annually, commencing with the fiscal year ending March 31, 2022.

The Company was in compliance with all of the financial covenants at December 31, 2021 and March 31, 2021.

Unamortized debt issue costs at December 31, 2021 and March 31, 2021 were $108,195 and $26,272, respectively.

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

NOTE 13 – LEASES

After we settled certain default amounts, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6.6 million. Monthly base rent for the property is $78,233 per month, with a 20% discount through November 30, 2022. The term of the lease will expire on June 30, 2030. The lease contains customary default provisions allowing the Landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the time period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight line basis. We leased the office month-to-month until December 31, 2021, and have not renewed the lease.

The following table lists our right-of-use assets and lease liabilities in our condensed consolidated balance sheet at:

	December 31, 2021	March 31, 2021
Right of use asset – operating lease	$6,655,724	$—
Right of use asset – finance leases	98,704	45,663
Amortization	(227,566)	—
Right of use asset, net	$6,526,862	$45,663
Lease liability – operating lease	$6,475,889	$—
Lease liability – finance leases	$90,629	$45,663
Total lease liability	$6,566,518	$45,663

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the nine months ended:	December 31, 2021	December 31, 2020
Operating lease amortization	$206,432	$2,878
Finance lease amortization	$21,134	$8,156
Finance lease interest	$2,415	$1,102

Weighted average lease term and discount rate at:	December 31, 2021	December 31, 2020
Lease term (years) – operating lease	8.50	—
Lease term (years) – finance leases	2.85	1.25
Lease rate – operating lease	4.5%	—
Lease rate – finance leases	3.9%	8.0%

Supplemental cash flow information related to leases for the nine months ended:	December 31, 2021	December 31, 2020
Cash used in operating activities	$181,525	$2,878
Cash used in financing activities	$493,015	$8,798

Maturities of lease liabilities at December 31, 2021 for the next five years and thereafter:

2022	$816,665
2023	965,843
2024	957,060
2025	951,171
2026	941,276
Thereafter	3,224,985
Total lease payments	$7,857,000
Less: imputed interest	1,290,482
Total	$6,566,518

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31,

2021 for future executive salaries and bonus was approximately $1.2 million. The aggregate commitment at December 30, 2021 for accrued payroll, vacation and holiday pay was approximately $0.8 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $22,063 and $65,303 for the three and nine months ended December 31, 2021.

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

NOTE 16 – SUBSEQUENT EVENT

On January 24, 2022, or the Grant Date, the board of directors of TechPrecision, in recognition of their special efforts in completing the previously disclosed acquisition of Stadco, granted (a) 10,000 shares of restricted stock under the Company’s 2016 Equity Incentive Plan and (b) a cash award of $35,000, to each of Alexander Shen, the Company’s chief executive officer, and Thomas Sammons, the Company’s chief financial officer. The shares of restricted stock fully vest and cease to be subject to forfeiture on January 24, 2023, or the vesting date, one year following the Grant Date. Each grantee must be serving as an executive officer on the Vesting Date and must have been continuously serving in such capacity from the Grant Date through the Vesting Date for the shares of restricted stock to vest. Prior to the Vesting Date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the Vesting Date, the grantee’s restricted stock will be forfeited automatically, subject to certain exceptions.

On February 14, 2022, the Company’s board of directors approved an amendment, or the Plan Amendment, to the 2016 Plan. The Plan Amendment, which became effective upon its signature by an executive officer, amends the 2016 Plan to permit the Company to grant shares of fully vested common stock as a stock bonus award to eligible participants. Prior to the Plan Amendment, the 2016 Plan only permitted the board of directors to grant stock options, restricted stock, restricted stock units and performance-based awards. The committee designated to administer the 2016 Plan, or in the absence of such a committee, the full board of directors, will determine the number of shares, the restrictions, if any, and any other terms in connection with a stock bonus award. The recipient of a stock bonus award shall not have any rights as a stockholder of the Company with respect to the shares subject to such stock bonus award until the shares are actually issued thereunder. Stock bonus awards may be paid in the form of cash, whole shares of common stock or a combination thereof.

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

These statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors, including the COVID-19 pandemic, that may be outside of our control;
●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	general industry and market conditions and growth rates;
●	our potential failure to successfully integrate and realize the expected benefits of the Stadco acquisition;
●	unexpected costs, charges or expenses resulting from the acquisition and integration of Stadco; and

●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

For the three months ended December 31, 2021, we recorded net sales and net loss of $6.5 million and $0.9 million, compared with net sales of $3.6 million and net loss of $48,172, for the three months ended December 31, 2020. For the nine months ended December 31, 2021, we recorded net sales and net income of $14.7 million and $0.2 million, compared with net sales of $11.6 million and net income of $0.1 million, for the nine months ended December 31, 2020. Our financial statements for the three and nine months ended December 31, 2021 include the results of the Stadco operation from August 26, 2021 through December 31, 2021.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to business combinations, revenue recognition, inventories, recovery of long-lived assets, income taxes and the valuation of equity transactions. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may vary under different assumptions or conditions.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2021 Annual Report on Form 10-K. Except for the addition of our Goodwill policy, there were no significant changes to our critical accounting policies during the nine months ended December  31, 2021.

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

Results of Operations

Three Months Ended December 31, 2021 and 2020

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income (loss), in dollars and as a percentage of revenue:

	Three months ended December 31,
	2021		2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$6,511	100%	$3,569	100%	$2,942	82%
Cost of sales	6,033	93%	2,864	80%	3,169	111%
Gross profit	478	7%	705	20%	(227)	(32)%
Selling, general and administrative	1,624	25%	716	20%	908	127%
Operating loss	(1,146)	(18)%	(11)	—%	(1,135)	nm %
Other expense, net	(93)	(1)%	(50)	(1)%	(43)	(86)%
Loss before taxes	(1,239)	(19)%	(61)	(2)%	(1,178)	nm %
Income tax (benefit) expense	(334)	(5)%	(13)	(1)%	(321)	nm %
Net loss	$(905)	(14)%	$(48)	(1)%	$(857)	nm %

nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. For the three months ended December 31, 2021, changes in net sales were also significantly affected by the addition of revenue from our Stadco subsidiary acquired in August 2021. Net sales were $6.5 million for the three months ended December 31, 2021, or 82% higher when compared to net sales for the three months ended December 31, 2020.

Our defense backlog remains strong as new orders for components continue to flow down from prime defense contractors in connection with the U.S. Navy submarine programs, and new customers from our recent Stadco business acquisition. For the three months ended December 31, 2021, net sales to our defense markets increased by $3.5 million or 120% when compared to the three months ended December 31, 2020. The primary reason for the increase were new defense sales recorded for the first time with new customers from our recent Stadco business acquisition which accounted for approximately 57% of our net sales to defense industry customers during the three months ended December 31, 2021. With our recent Stadco business acquisition now complete, we anticipate reporting higher revenues in future quarters.

Net sales to industrial markets decreased by $0.5 million, or 78%, when compared to the three months December 31, 2020, due to lower project activity as the Company replenishes its industrial market backlog following a period of above-normal revenue for the last three quarters of fiscal 2021. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

For the three months ended December 31, 2021, revenue recognized over time and at a point in time was $6.4 and $0.1 million, respectively, compared to revenue recognized over time and at a point in time of $3.1 and $0.4 million, respectively, for the three months ended December 31, 2020.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended December 31, 2021 was $6.0 million, or 111% higher when compared to the three months ended December 31, 2020. Gross margin was 7.3% for the three months ended December 31, 2021 and 19.8% for the three months ended December 31, 2020. Gross profit was $0.5 million for the three months ended December 31, 2021, or 32% lower, when compared to the three months ended December 31, 2020, primarily the result of higher labor and overhead costs.

This is the first quarterly period that includes the operations of our Stadco business for the entire quarterly period. We also recorded higher labor costs and under-absorbed factory overhead during the third quarter because of a lower number of available production hours due to calendar year-end scheduling. This led to a slower changeover from completed projects to new projects and resulted in an unfavorable production mix that depressed profit margins for the third quarter. We expect an improvement with our production mix in the final quarter of fiscal 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2021 increased by 127%, or $0.9 million. The increase was primarily due to the inclusion of Stadco operations for the entire quarterly period ($0.5 million) and an increase in outside advisory fees ($0.3 million) in connection with the Stadco acquisition. Other travel expense and office costs ($0.1 million) made up the balance of the increase.

Other Expense, net

The following table reflects interest expense, amortization of debt issue costs and other income, net for the three months ended:

	December 31, 2021	December 31, 2020	$ Change	% Change
Other income, net	$1,999	$(219)	$2,218	nm
Interest expense	$(78,230)	$(36,391)	$(41,839)	(115)%
Amortization of debt issue costs	$(16,491)	$(14,014)	$(2,477)	(18)%

Interest expense was higher for the three months ended December 31, 2021. The increase in interest expense for the three months ended December 31, 2021 was due primarily to $37,520 of interest expense under the new Stadco term loan, and $9,901 of interest expense on amounts borrowed under the revolver loan. We may record higher interest expense in future periods due to the borrowings under our new Berkshire revolver and term loans.

Amortization of debt issue costs for the three months ended December 31, 2021 increased due to higher debt issue costs incurred for new loans.

Income Taxes

For the three months ended December 31, 2021 we recorded a tax benefit of $333,867 compared with tax benefit of $13,369 for the three months ended December 31, 2020.

Net (Loss) Income

As a result of the foregoing, for the three months ended December 31, 2021, we recorded a net loss of $904,680 compared to a net loss of $48,172 for the three months ended December 31, 2020.

Nine Months Ended December 31, 2021 and 2020

The following table sets forth information from our condensed consolidated statements of operations and comprehensive income, in dollars and as a percentage of revenue:

	Nine Months Ended December 31,
	2021		2020		Changes
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,721	100%	$11,566	100%	$3,155	27%
Cost of sales	12,480	85%	9,035	78%	3,445	38%
Gross profit	2,241	15%	2,531	22%	(290)	(11)%
Selling, general and administrative	3,530	24%	2,206	19%	1,324	60%
Operating (loss) income	(1,289)	(9)%	325	3%	(1,614)	(497)%
Other expense, net	(168)	(1)%	(159)	(1)%	(9)	(6)%
PPP loan forgiveness	1,317	9%	—	—%	1,317	nm %
(Loss) income before taxes	(140)	(1)%	166	2%	306	(184)%
Income tax (benefit) expense	(386)	(3)%	60	1%	(446)	(743)%
Net income	$246	2%	$106	1%	$140	131%

nm - not meaningful

Net Sales

Changes in net sales generally reflect a different product mix and project volume when comparing the current and prior periods. Net sales were $14.7 million for the nine months ended December 31, 2021, or 27% higher when compared to net sales for the nine months ended December 31, 2020.

Our defense backlog remains strong as new orders for components continue to flow down from prime defense contractors in connection with the U.S. Navy submarine programs, and new customers from our recent Stadco business acquisition. For the nine months ended December 31, 2021, net sales in our defense markets increased by $4.6 million or 49% when compared to the nine months ended December 31, 2020. The primary reason for the increase were new defense sales recorded for the first time by our Stadco subsidiary since August 25, 2021 which accounted for approximately 34% of our net sales to defense industry customers during the nine months ended December 31, 2021. With our recent Stadco acquisition now complete, we anticipate higher revenues in fiscal 2022.

Net sales to industrial markets decreased by $1.4 million, or 62% when compared to the nine months ended December 31, 2020, due to lower project activity as the Company replenishes its industrial market backlog following a period of above normal revenue for the last three quarters of fiscal 2021. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

For the nine months ended December 31, 2021, revenue recognized over time and at a point in time was $13.3 and $1.5 million, respectively, compared to revenue recognized over time and at a point in time of $9.3 and $2.3 million, respectively, for the nine months ended December 31, 2020.

Remaining performance obligations reflect future revenue that will be recorded in subsequent periods as projects in progress are completed. At December 31, 2021, the Company had $35.2 million of remaining performance obligations, of which $22.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

Cost of Sales and Gross Margin

Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our manufacturing operations continued to run normally during the period, albeit with higher cost of sales which dampened gross margin for the first nine months of fiscal 2022, as we brought our new Stadco operation on-line in the month of September.

Our cost of sales for the nine months ended December 31, 2021 was $12.5 million, higher by 38% when compared to the nine months ended December 31, 2020, primarily the result of higher labor and overhead costs which more than offset lower material costs. Gross margin was 15.2% for the nine months ended December 31, 2021 and 21.9% for the nine months ended December 31, 2020. Gross profit for the nine month periods ended December 31, 2021 and 2020 was $2.2 million and $2.5 million, respectively.

We have experienced a period of slowly rising labor costs and under absorbed overhead since the first month of the fiscal year which was amplified by an unfavorable production mix as discussed in our third quarter results. This set of conditions has put pressure on our gross margins. We expect an improvement with our production mix in the final quarter of fiscal 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2021 increased by $1.3 million, or 60%. The increase was primarily due to the inclusion of Stadco operations since August 25, 2021 ($0.6 million) and an increase in outside advisory fees ($0.5 million) in connection with the Stadco acquisition. Increase in travel expenses and other office costs ($0.2 million) made up the balance of the increase.

Other Expense, net

The following table reflects interest expense, amortization of debt issue costs and other income, net for the nine months ended:

	December 31, 2021	December 31, 2020	$ Change	% Change
Other income, net	$13,390	$1,237	$12,153	nm
Interest expense	$(146,906)	$(114,786)	$(32,120)	(28)%
Amortization of debt issue costs	$(34,588)	$(45,099)	$10,511	23%

nm – not meaningful

Other income for the nine months ended December 31, 2021 includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

Interest expense was higher for the nine months ended December 31, 2021. The increase in interest expense was due primarily to new borrowings under the new Stadco term loan and amounts outstanding under the revolver loan. During the prior-year period, there were no borrowings outstanding under the revolver loan. We expect to record higher interest expense in future periods due to the higher debt load under our new term loan and revolver loan.

Amortization of debt issue costs were higher in the nine months ended December 31, 2020 due to higher closing costs in connection with modifications to the Berkshire loans in 2020.

PPP Loan Forgiveness

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For the nine months ended December 31, 2021 we recorded a tax benefit of $385,749, compared to a tax provision of $60,573 for the nine months ended December 31, 2020. The tax benefit is the result of operating pretax losses. The gain from the forgiveness of the Company’s PPP loan is a discrete nontaxable event.

Net Income

As a result of the foregoing, for the nine months ended December 31, 2021, we recorded net income of $0.2 million compared to net income of $0.1 million for the nine months December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $0.6 million and working capital of $3.1 million, a decrease when compared to March 31, 2021. We believe our available cash, plus cash expected to be provided by operations and borrowing capacity available under the revolver loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our debt obligations through the next 12 months from the issuance date of our financial statements. Our revolver loan matures in December 2022 and will not be available to provide liquidity unless it is renewed.

On August 25, 2021, we completed the acquisition of Stadco, closed on a private placement financing and closed on a new loan with Berkshire Bank. In connection with the acquisition, we raised $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share via a private placement financing, sourced $4.0 million in new debt with Berkshire bank, drew down $0.1 million under the revolver loan and sourced $1.8 million from available cash. We issued 1.5 million shares of our common stock and warrants to satisfy Stadco’s indebtedness to its shareholders and certain other debt holders and acquired all outstanding shares of Stadco.

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

There was $2.0 million outstanding under the revolver loan at December 31, 2021. There were no borrowed amounts outstanding under the revolver loan at March 31, 2021. Unused borrowing capacity at December 31, 2021 was approximately $2.1 million. The maturity date of the revolver loan is December 20, 2022.

There is a balloon payment of approximately $2.4 million due in March 2022 under the Ranor term loan with Berkshire Bank. We expect to refinance this debt with the bank before the maturity date. Until then, the Company will continue to pay down principal and make interest payments in the ordinary course.

In addition to the cash commitments required under our financing arrangements with Berkshire Bank, we also anticipate that we will spend approximately $0.8 million in new factory machinery and equipment during the remainder of fiscal 2022.

The table below presents selected liquidity and capital measures at:

			Change
(dollars in thousands)	December 31, 2021	March 31, 2021	Amount
Cash and cash equivalents	$562	$2,131	$(1,569)
Working capital	$3,096	$5,202	$(2,106)
Total debt	$8,201	$3,829	$4,372
Lease liabilities	$6,567	$—	$(6,567)
Total stockholders’ equity	$15,830	$9,942	$5,888

The following table summarizes the primary components of cash flows for the nine months ended:

			Change
(dollars in thousands)	December 31, 2021	December 31, 2020	Amount
Cash flows provided by (used in):
Operating activities	$(1,649)	$(340)	$(1,309)
Investing activities	(8,232)	(547)	(7,685)
Financing activities	8,313	1,211	7,102
Net (decrease) increase in cash and cash equivalents	$(1,568)	$324	$(1,892)

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

Cash used in operating activities for the nine months ended December 31, 2021 was $1.7 million. Cash outlays for the nine months ended December 31, 2021 includes a payment of $0.5 million to plaintiffs for a court approved final class action settlement, and $0.7 million of cash used to pay past due rent on the Stadco property and buildings.

Overall, the first nine months of fiscal 2022 was marked by favorable project performance progress and delivery schedules. However, throughput slowed on certain projects during the third quarter as fewer hours were available due to calendar year end holiday schedules.  Customers have been invoiced for these projects and others started in December 2021, so we anticipate higher available cash balances after January 1, 2022.

We used $0.3 million of cash in operating activities during the first nine months of fiscal 2021, as accounts receivable and contract assets increased and contract liabilities decreased due to a changing production mix.

Investing activities

We anticipate that we will spend approximately $0.8 million in new factory machinery and equipment during the remainder of fiscal 2022. Net cash used in investing activities for purchases of property, plant and equipment in the nine months ended December 31, 2021 was $0.4 million. In addition, we purchased Stadco’s outstanding debt from Sunflower Bank, for $7.9 million in cash.

Financing activities

We sourced $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share via a private placement financing and $4.0 million in new debt with Berkshire bank. In addition we drew down $2.6 million under the revolver loan used to fund the acquisition and operating activities since August 25, 2021 and repaid $0.6 million in the third quarter of fiscal 2022.

We used $0.5 million of cash to make periodic lease payments and pay off certain lease and debt obligations. We also used $0.7 million of cash to pay private placement closing costs, debt issue costs, and repay debt principal.

All of the above activity resulted in a net decrease in cash of $1.6 million for the nine months ended December 31, 2021 compared with a net increase in cash of $0.3 million for the nine months ended December 31, 2020.

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

We define EBITDA as net (loss) income plus interest, income taxes, depreciation and amortization. The following table provides a reconciliation of EBITDA to net (loss) income, the most directly comparable GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Net (loss) income	$(905)	$(48)	$(857)	$246	$106	$140
Income tax (benefit) expense	(334)	(13)	(321)	(386)	61	(447)
Interest expense (1)	95	50	45	181	160	21
Depreciation and amortization	463	182	281	979	521	458
EBITDA	$(681)	$171	$(852)	$1,020	$848	$172

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate Stadco’s internal controls over financial reporting and integrating such with its own internal controls over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description
10.1

First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco,  Westminster Credit Holdings, LLC and Berkshire Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2021).

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

TechPrecision Corporation
February 17, 2022	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer