Form 10-K
period 2022-03-31
TECHPRECISION CORP
filed 2022-08-10
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐      Yes      ☒      No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $61.8 million.

The number of shares outstanding of the registrant’s common stock as of August 5, 2022 was 34,307,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.       Business.

Our Business

We are a manufacturer of precision, large-scale fabricated and machined metal structural components and systems. We offer a full range of services required to transform raw materials into precision finished products. We sell these finished products to customers in two main industry groups: defense and precision industrial. The finished products are used in a variety of markets including defense, aerospace, nuclear, medical and precision industrial. Our mission is to be a leading end-to-end service provider to our customers by furnishing custom, fully integrated solutions for complete products that require custom fabrication, precision machining, assembly, integration, inspection, non-destructive evaluation, and testing.

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

We have two wholly-owned subsidiaries that are reportable segments: Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, Segment Information, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”.

About Us

We are a Delaware corporation organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or “Ranor.” Ranor, together with its predecessors, has been in continuous operation since 1956. Since February 24, 2006, until our acquisition of Stadco, our primary business has been the business of Ranor. On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation.

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers, or the “Acquisition”, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On August 25, 2021, pursuant to the stock purchase agreement, and upon the terms and subject to the conditions therein, the Company, through Stadco New Acquisition, LLC, acquired all of the issued and outstanding capital stock of Stadco from Stadco Acquisition. As a result of the Acquisition, Stadco is now our wholly owned indirect subsidiary.

Our executive offices are located at 1 Bella Drive, Westminster, Massachusetts 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

Wuxi Critical Mechanical Components Co., Ltd., or “WCMC,” a limited company organized under the laws of the People’s Republic of China, located in Wuxi City, Jiangsu Province, China, was also one of our other wholly owned subsidiaries until its dissolution and deregistration in November 2021. WCMC has had no operations or customers for over five years.

References in this annual report to the “Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, Ranor, WCMC, Stadco, Stadco New Acquisition, and Westminster Credit Holdings, LLC, unless the context indicates otherwise, while references to “TechPrecision” refer to TechPrecision Corporation and not its subsidiaries.

General

The manufacturing operations of our Ranor subsidiary are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility houses state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precision finished products. Our manufacturing capabilities include: fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, and manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting), and final assembly.

All manufacturing at Ranor’s facility is done in accordance with our written quality assurance program, which meets specific national codes, and international codes, standards, and specifications. The standards used for each customer project are specific to that customer’s needs, and we have implemented such standards into our manufacturing operations.

The manufacturing operations of our Stadco subsidiary are situated in an industrial warehouse and office location comprised of approximately 183,000 square feet in Los Angeles, California. At this site, Stadco manufactures large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. It has been a critical supplier to a blue-chip customer base that includes some of the largest OEMs and prime contractors in the defense and aerospace industries. Stadco also provides tooling, customized molds, fixtures, jigs and dies used in the production of aircraft components and has one of the largest electron beam welding machines set up in the United States, allowing it to weld thick pieces of titanium and other metals.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We can also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency. We do not design the products we manufacture, but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market, and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. We only consider contracts that cover specific products within the capability of our resources.

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

We serve customers in the defense, aerospace, nuclear, medical and precision industrial markets. Examples of products we have manufactured within such industries during recent years include, but are not limited to, custom components for ships and submarines, military helicopters, aerospace equipment, components for nuclear power plants and components for large scale medical systems. We manage and report financial information through our two reportable segments, Ranor and Stadco.

Source of Supply

Our manufacturing operations are partly dependent on the availability of raw materials. Most of our contracts with customers require the use of customer-supplied raw materials in the manufacture of their product. Accordingly, raw material requirements vary with each contract and are dependent upon customer requirements and specifications. We have established relationships with numerous suppliers. When we do buy raw materials, we endeavor to establish alternate sources of material supply to reduce our dependency on any one supplier and strive to maintain a minimal raw material inventory.

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. Since the beginning of calendar year 2020, we have experienced some adverse effects to our supply sources because of the Coronavirus Disease pandemic, or COVID-19. In particular, the Company has seen lead-times for delivery of certain critical supplies extended. While the overall situation has improved, we may continue to experience sporadic delays and supply shortages for specific items. In the fiscal year ended March 31, 2022, or fiscal 2022, two suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2021, or fiscal 2021, two suppliers accounted for 10% or more of our purchased material.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and also initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and referrals from other businesses. A significant portion of our business is the result of competitive bidding processes, and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2022 and fiscal 2021.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 90% and 99% of our total revenue in fiscal 2022 and fiscal 2021, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2022 and fiscal 2021 was a prime defense contractor and accounted for 20% and 17% of our net sales during fiscal 2022 and fiscal 2021, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also manufacture large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. We also serve customers who supply components to the nuclear power industry, and in our industrial sector, we build large-scale medical device components and assemblies for installation at certain medical institutions.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources. The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2022 and 2021 are displayed in the table below:

(dollars in thousands)	2022		2021
Net Sales	Amount	Percent	Amount	Percent
Defense	$20,855	94%	$12,651	81%
Precision Industrial	$1,427	6%	$2,945	19%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2022 or fiscal 2021:

(dollars in thousands)	2022			2021
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$4,449	20%		$2,705	17%
Defense Customer 2	$	*	* %		$2,309	15%
Defense Customer 3	$	*	* %		$2,145	14%
Defense Customer 4		$3,535	16%		$2,683	17%
Defense Customer 5		$2,505	11%	$	*	* %

* Less than 10% of total

On March 31, 2022, we had a backlog of orders totaling approximately $47.3 million. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog on March 31, 2021 was $18.6 million.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that involve the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2022 and 2021 were not material.

Occupational Health and Safety Laws

Our business and operations are subject to numerous federal, state and local laws and regulations intended to protect our employees. Due to the nature of manufacturing, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state government of Massachusetts and California and the local governments having jurisdiction over our plant, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”).

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

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2022 and 2021 were not material.

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

As of March 31, 2022, we had 159 employees, of whom all are full time employees. At Ranor and Stadco, 24 and 21 employees are salaried, and 68 and 46 employees are hourly, respectively. None of our employees are represented by a labor union.

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

Item 1A.     Risk Factors.

Our business, results of operations and financial condition and the industry in which we operate are subject to various risks. We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us, but they do not constitute all the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks. More information concerning certain of these risks is contained in other sections of this Annual Report on Form 10-K, including in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales. To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns, which may adversely affect our results of operations. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve, and any failure by us to complete could have a material adverse effect on our financial condition and results of operations.

Because most of our contracts are individual purchase orders and not long-term agreements, there is no guarantee that we will be able to generate a similar amount of revenue in the future.

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we will have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Additionally, our reliance on individual purchase orders has historically caused, and may in future periods cause, our results of operations and cash flows to vary considerably and unpredictably from period to period. Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, large medical device and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services. Lingering impacts from the COVID-19 pandemic and/or supply chain disruptions in the broader economy may also continue to reduce demand for our products and services as a result of delays or disruptions in our customers’ ability to continue their own production, shutdowns of our customers’ facilities, labor shortages and the continuation of remote work by our customers, which may result in slowed responses and resolutions to production issues.

Our business may be impacted by external factors that we may not be able to control, including the COVID-19 pandemic and the war between Russia and Ukraine.

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

At the beginning of calendar year 2020, the COVID-19 pandemic began to adversely affect our business and operations. The effects of the continuing pandemic and related governmental responses have included, and could in future periods include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for our services and overall global economic activity. In this connection, the United States Government declared a national emergency and various state governments have imposed various “lockdown” and “shelter-in-place” orders as a result of the COVID-19 pandemic, including the government of the Commonwealth of Massachusetts. The Company was designated as a provider of a “COVID-19 Essential Service” under the emergency order in Massachusetts and, accordingly, continued its operations during the pendency of the order, which was rescinded on May 18, 2021. However, the full extent of the COVID-19 pandemic, related business and travel restrictions and changes to social behavior remain uncertain as the health crisis continues to evolve globally. Management has been closely monitoring the impact that the COVID-19 pandemic is having on the Company. The COVID-19 pandemic has affected the Company’s customers, suppliers and labor force. Customer impacts included certain customers halting operations entirely for a short period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, customer payment of milestone payments to us, and delivery of finished goods. Although these issues have abated as the impact and severity of the pandemic has dissipated, the Company believes that the potential exists for other customer shutdowns or slow-downs. Supplier impacts have included difficulties experienced by the Company in ordering certain essential supplies. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19. To date, this has had a minor impact on the Company’s production levels, however, if more employees become ill in the future, the Company could experience more significant disruptions, which could have a material adverse effect on our results of operations, financial condition and cash flows.

However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. As a result, we cannot reasonably estimate the magnitude of the impact on our financial condition and results of operations for future periods.

To date, the company has not experienced any material effects from the war between Russia and Ukraine and sanctions placed on the Russian Federation and Belarus. However, because of our reliance on certain raw materials and energy supplies, an economic environment of rising costs and interest rates could have an unfavorable impact our operations and financial condition.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2022, our three largest customers accounted for approximately 47% of our revenue. For the year ended March 31, 2021, our three largest customers accounted for approximately 49% of our revenue. In addition, our backlog on March 31, 2022 was $47.3 million, of which 72% was attributable to three customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, one customer in the fiscal years ended March 31, 2022 and 2021 accounted for 20% and 17% of our revenue, respectively. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

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

We expect to fill most items of backlog within the next three years. However, because orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 36-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 36-month horizon.

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

The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials, including delays or shortages caused by the COVID-19 pandemic and supply chain disruptions impacting the broader economy. If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to complete our manufacturing projects and deliver finished products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.

In addition, costs of certain critical raw materials have been volatile due to factors beyond our control. Raw material costs are included in our contracts with customers, but in some cases, we are exposed to changes in raw material costs from the time purchase orders are placed to when we purchase the raw materials for production. Changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, from March 2018 until March 2021, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. While these tariffs have mostly been lifted on imports from countries other than the Peoples’ Republic of China, imports from many jurisdictions are subject to limitations on volume, after which substantial tariffs will be reimposed. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Such actions could increase steel and aluminum costs and decrease supply availability. In response to the invasion of Ukraine by the military forces of the Russian Federation, the United States, the European Union and other jurisdictions have imposed sanctions that, among other things, prohibit the importation of a wide array of commodities and products from Russia, which is a major global supplier of nickel. Any increase in nickel, steel and/or aluminum prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely nickel, steel or aluminum supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

All of our manufacturing and production is done at two locations, in California and Massachusetts. We may be exposed to significant disruption to our business as a result of unforeseeable developments at either geographic location.

We operate at two manufacturing and production facilities in Westminster, Massachusetts and Los Angeles, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing and production facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires (including wildfires), floods, earthquakes, accidents and severe weather conditions. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events to occur.

Our manufacturing processes are complex, must constantly be upgraded to remain competitive and depend upon critical, high-cost equipment that may require costly repair or replacement.

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

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control, including the imposition of sanctions on the Russian Federation that prevent it from selling its significant sources of oil and natural gas into key international markets, which impacts the global price of these commodities. Disruptions or lack of availability in the supply of energy resources could temporarily impair our ability to operate our production facility. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, may adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

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

Our operating results historically have been difficult to predict and have at times significantly fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. Among these factors includes the fact that most of our contracts are individual purchase orders and not long-term agreements. Additionally, our ability to meet project completion schedules for an individual project and record the corresponding revenue over-time can fluctuate and cause significant changes in our revenue and other financial results. As a result of these factors, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall would have a disproportionate effect on our operating results for that quarter.

We recognize revenue for our defense contracts and some commercial contracts based on percentage of completion that requires significant management judgement. Errors made to our estimates of revenue and costs could result in overstated or understated profits or losses, subject to adjustment.

For most of our defense industry contracts, we recognize revenue over time as we perform services or deliver goods. In situations where control transfers or services are performed over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We recognize revenue over time based on the transfer of control of the promised goods or services to the customer, or at a point in time. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company, and we have an enforceable right to payment for performance completed to date. Otherwise, control to the promised goods or services transfers to customers at a point in time.

Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We are required to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. Contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

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

Because certain of our products are used in a variety of military applications, including ships, submarines and helicopters, we derive most of our revenue from the defense industry. In fiscal 2022, approximately 94% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. It is also possible that Russia’s invasion of Ukraine causes a reorientation of US defense spending away from the naval submarine programs from which we derive substantial portions of our revenue towards land-based military projects, which could involve fewer programs in which our products would be needed. The COVID-19 pandemic, the government-imposed lockdowns and the economic dislocation therefrom may also lead to declines in governmental defense spending if national priorities shift from national defense to healthcare policy and economic recovery. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

As a manufacturing business, we also must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance any of which could have a material adverse effect on our financial condition and results of operations.

Our systems and information technology infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity, and security of our information technology systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of products to and from our facility. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals, hostile nation-state actors, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation. This could lead some customers to stop using us for building their products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could materially adversely impact our business and results of operations.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products. Delays in scheduling have been and, in the future, may be caused by disruptions relating to the COVID-19 pandemic and government-imposed lockdowns, or economy-wide supply chain disruptions, while changes in order specifications may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses. We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead. Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense-generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized, during this period. We cannot assure that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis. Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets as a result of increases in interest rates, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us. Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis. If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets. Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our financial condition and results of operations.

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

Our level of indebtedness could have important consequences, including, without limitation:

●	increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
●	limiting our ability to pursue our growth strategy, including restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions; and
●	making us more vulnerable in the event of a downturn in our business, our industry or the economy in general.

Because certain of our borrowing facilities contain variable interest rate provisions, many of the above consequences could be worsened if interest rates continue to rise. In addition, our current credit facilities contain, and any future credit facilities to which we become a party, will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future.

If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. Our failure to obtain new or additional financing, if required, could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our current credit facilities with Berkshire Bank. If we are unable to borrow funds under an existing credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities. In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new lower trading level for our common stock.

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

Disruptions in the credit markets have in the past severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. In addition, the COVID-19 pandemic, Russia’s invasion of Ukraine, high inflation and increasing interest rates have significantly disrupted world financial markets, increased volatility in U.S. capital markets, and may reduce opportunities for us to seek additional funding. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our results of operations, financial condition, and liquidity.

Risks Related to our Common Stock

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets. The OTC Markets is a significantly more limited market than the New York Stock Exchange or the Nasdaq Stock Market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future on favorable terms, or at all.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded. Additionally, the economic and other consequences of the COVID-19 pandemic, Russia’s invasion of Ukraine, high inflation and increasing interest rates have resulted in significant volatility in the equity capital markets as the economy begins to recover.

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

The number of shares of common stock we registered for resale in January 2022 is significant in relation to the number of our outstanding shares of common stock.

We filed a Registration Statement on January 7, 2022, which was declared effective on January 18, 2022, to register the resale of shares of our common stock into the public market by certain stockholders that acquired shares of our common stock in transactions not registered under the Securities Act. These shares represent a significant number of shares of our total number of issued and outstanding shares of common stock, and if sold in the market all at once or in a short period of time, could depress the market price of our Common Stock during the period the Registration Statement remains effective.

Sales of substantial amounts of our common stock by the Selling Securityholders, or the perception that these sales could occur, could adversely affect the price of our securities.

The resale by certain stockholders that acquired shares of our common stock in transactions not registered under the Securities Act under the registration statement we filed in January 2022 of a significant number of shares of our common stock, or the perception in the public markets that such selling securityholders may sell all or a portion of such securities as a result of the registration of the resale of such shares hereunder, could have a material adverse effect on the market price of our securities.

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

Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long-form registration on Form S-1 and may experience delays. In addition, our ability to undertake certain types of financing transactions, such as at-the-market (ATM) offerings, may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long-form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

Risks Related to the Acquisition of Stadco

We may not achieve the intended benefits of our recently completed acquisition of Stadco, and the acquisition may disrupt our current plans or operations.

We may not be able to successfully integrate Stadco’s business and assets or otherwise realize the expected benefits of the acquisition transaction we completed in August 2021, including anticipated annual operating cost and capital synergies to the extent currently anticipated, or at all. To realize these anticipated benefits, our business and Stadco’s business must be successfully combined, which is subject to our ability to consolidate operations, corporate cultures and systems and our ability to eliminate redundancies and costs. Difficulties in integrating Stadco into our operations may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; difficulties in the assimilation of employees and corporate cultures; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition. If we are not successful in integrating Stadco’s business and assets or otherwise fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Stadco acquisition, our results of operations, cash flows and financial condition may be materially adversely affected.

We have incurred substantial expenses related to the acquisition of Stadco and the integration of their business with ours.

We have incurred substantial expenses in connection with the integration of our business with Stadco. There are many processes, policies, procedures, operations, technologies and systems that still must be integrated, including purchasing, sales, payroll, pricing, marketing and benefits. In addition, our Ranor and Stadco businesses will continue to maintain a presence in Westminster, Massachusetts and Los Angeles, California, respectively. We may also incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs.

General Risk Factors

If securities analysts do not publish research or reports about our business, if they issue unfavorable commentary or downgrade their rating on our common stock, or if we fail to meet projections and estimates of earnings developed by such analysts, the price of our common stock could decline.

The trading market for our common stock rely in part on the research and reports that securities analysts publish about us and our business. The price of our common stock could decline if one or more analysts downgrade their rating on our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. In addition, although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be adversely affected.

We have identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to initial purchase accounting and continued fair value accounting associated with the Stadco acquisition. If we fail to maintain effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. For example, in connection with the audit of our financial statements as of and for the year ended March 31, 2022, we identified a material weakness in our internal control over financial reporting. The material weakness we identified pertains to initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco. See “—Material Weakness” and “—Management’s Remediation Plan” in the section titled “Item 9A. Controls and Procedures” for more details concerning this material weakness.

While we have taken steps to enhance our internal control environment, we continue to address the underlying cause of the material weakness with the implementation of additional controls including those designed to raise the level of precision of management review controls to gain additional assurance regarding the timely completion of our quality control procedures. The steps we have taken to date were not sufficient to remediate this material weakness or to avoid the identification of material weaknesses in the future. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Laws and regulations governing international operations, including the Foreign Corrupt Practices Act, or FCPA, may require us to develop and implement costly compliance programs and the failure to comply with such laws may result in substantial penalties.

We must comply with laws and regulations relating to international business operations. The creation and implementation of compliance programs for international business practices is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Specifically, the Foreign Corrupt Practices Act, or the “FCPA”, prohibits any U.S. individual or business from paying, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

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

The termination of a government contract or customer relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. The occurrence of any of these events could have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

We own approximately 145,000 square feet of office and manufacturing space under roof, situated on approximately 61 acres at 1 Bella Drive, Westminster, Massachusetts that is used by our Ranor reportable segment. Our current facilities in Westminster are adequate for our present operational requirements, with room for limited expansion. The manufacturing facilities include a fabrication plant and a machining plant, providing custom solutions through our core competencies in manufacturing engineering, materials management and traceability, fabrication, machining, assembly and testing, finishing and coating, and packaging. Our capabilities include 100+ ton crane capacity, 35 feet under hook, weld positioners up to 50-ton, 400+ approved weld procedures, multiple weld cells, stress relief ovens, blast rooms, and multiple precision machining centers. Our loans from Berkshire Bank are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

We lease approximately 183,000 square feet of office and manufacturing space under roof, situated on approximately 5 acres at 1931 North Broadway, Los Angeles, California that is used by our Stadco reportable segment. Tooling capabilities include large-scale, high-precision, complex geometry invar, steel, and aluminum tools, molds, jigs and dies to support composite part manufacturers. Stadco can provide concurrent engineering, materials and process research, numerical control programming, fabrication and machining, planning and inspection, and final assembly. Our capabilities include 50+ ton crane capacity, CNC machining up to 65 feet, and one of the largest electron beam weld chambers in North America. One of our loans from Berkshire Bank is secured by a first lien on all personal and real property of Stadco.

Item 3.       Legal Proceedings.

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time and attention

Item 4.       Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	60	Chief Executive Officer
Thomas Sammons	67	Chief Financial Officer

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary, and he also served as president of our WCMC subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution. Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011 and served as Chief Executive Officer of Ryerson Mexico & Vice President - International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo

Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility. Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc. His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures. Mr. Shen holds a B.S. in Engineering from Michigan State University.

Thomas Sammons became our Chief Financial Officer in October 2015. Mr. Sammons has also served as Vice President, Finance, of our Ranor, Inc. subsidiary since March 9, 2015. Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology, and procurement services, from February 2012 through February 2015 and as international controller, and served as business unit controller at Ryerson, Inc., from May 2005 through January 2012. Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College, and an M.B.A. from Cornell University.

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

As of June 30, 2022, there were 47 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Item 6.       Reserved

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this annual report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events, or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

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

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors, including the COVID-19 pandemic, Russia’s invasion of Ukraine, high inflation and increasing interest rates, that may be outside of our control;
●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	general industry and market conditions and growth rates;
●	unexpected costs, charges or expenses resulting from the recently completed acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Overview

Through our two wholly-owned subsidiaries, Ranor and Stadco (acquired on August 25, 2021), each of which is a reportable segment, we offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting, and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

All the Company’s operations, assets, and customers are located in the U.S.

Impact of COVID-19 Pandemic

At the beginning of calendar year 2020, the novel strain of coronavirus known as COVID-19 spread worldwide, including to U.S jurisdictions where the Company does business, and became a global pandemic. The United States Government declared a national emergency and various state governments imposed “lockdown” and “shelter-in-place” orders intended to reduce the spread of COVID-19 that have severely restricted business, social activities and travel. The Governors of the Commonwealth of Massachusetts and state of California, in which jurisdiction the Company’s manufacturing and executive offices are located, issued similar emergency orders in March 2020. As a designated “COVID-19 Essential Service” we continued our operations throughout the pendency of the orders.

Over the course of fiscal year 2021, fiscal 2022, and up to the date of this Annual Report on Form 10-K, the COVID-19 pandemic has affected the Company’s customers, suppliers and labor force. With respect to customers, management observed impacts from certain of its customers halting operations entirely for a short period of time, shifting to remote work, and suspending on-site inspections – which delays customer acceptance of completed work, the making of milestone payments to us, and delivery of finished goods. With respect to suppliers, the Company had seen lead-times for delivery of certain critical supplies extended. Labor impacts have included a few issues related to employee attendance such as voluntary avoidance of work out of fear of contracting the coronavirus, certain employees becoming ill, and others self-quarantining as a result of potential exposure to other individuals with symptoms of COVID-19.  Although regular business activities have returned to normal, the Company believes that the potential exists for other customer shutdowns or slowdowns to occur in the future. Notwithstanding all the above, the impact on the Company’s production levels has been minor. However, if more employees were to become ill in the future, the Company could again experience more disruption.

Nevertheless, our production facilities continue to operate much as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities have not impaired our ability to maintain operations. Our results of operations and cash flows during the fiscal year ended March 31, 2022 and 2021 were not materially affected by the COVID-19 pandemic.

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

Paycheck Protection Program (PPP)

Considering the uncertainty caused by the COVID-19 pandemic, the Company determined it was necessary to obtain additional funds. In this connection, as previously disclosed, on May 8, 2020, the Company, through Ranor, issued a promissory note payable to Berkshire Bank, or the PPP Note, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor by Berkshire Bank under the PPP. The PPP was established under the federal Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and is administered by the U.S. Small Business Administration, or SBA. The loan to Ranor was made through Berkshire Bank. The PPP Note provided for an interest rate of 1.00% per year with maturity two years after the issuance date. Principal and accrued interest were payable monthly in equal installments commencing on the date that is six months after the date funds are first disbursed on the loan and continuing through the maturity date, unless the PPP Note was forgiven. To be available for loan forgiveness, the PPP Note may only be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Company applied for loan forgiveness within the ten-month period on March 26, 2021.

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record for the PPP loan, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan pay this loan off in full.

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

Defense

Our Ranor subsidiary performs precision fabrication and machining for the defense and aerospace industries, delivering defense components meeting our customers’ stringent design specifications, as well as quality and safety manufacturing standards specifically for defense component fabrication and machining. Ranor has in recent years delivered critical components in support of, among other projects, the U.S. Navy’s Virginia-class fast attack submarine program and Columbia-class ballistic missile submarine program. In addition, the team at Ranor has successfully developed new, effective approaches to fabrication that continue to be utilized at our facility and at our customer’s own defense component manufacturing facilities. We have endeavored to increase our business development efforts with large prime defense contractors. Based upon these efforts, we believe there are opportunities to secure additional business with existing and new defense contractors who are actively looking to increase outsourced content on certain defense programs over the next several years, especially in connection with the submarine programs. We believe that the military quality certifications Ranor maintains and its ability to offer fabrication and manufacturing services at a single facility position it as an attractive outsourcing partner for prime contractors looking to increase outsourced production. Sales to defense market customers have generated the largest proportion of our revenues for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2023 as well.

Our Stadco subsidiary manufactures large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. It has been a critical supplier to a blue-chip customer base that includes some of the largest OEMs and prime contractors in the defense and aerospace industries. Stadco also provides tooling, customized molds, fixtures, jigs and dies used in the production of aircraft components and has one of the largest electron beam welding machines set up in the United States, allowing it to weld thick pieces of titanium and other metals.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve a number of different customers in our precision industrial group. For example, we build components for customers in the power generation markets. We also manufacture large-scale medical device components for a customer in this group who installs their proprietary systems at certain medical institutions.

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g., coal, natural gas, oil, and nuclear). Our nuclear customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure that we will be able to develop any significant business from the nuclear industry. However, because of our manufacturing capabilities required to produce components for new nuclear power plants and our historic relationships with suppliers in the nuclear power industry, we believe that we are positioned to benefit from any increased demand in the nuclear sector.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, recovery of long-lived assets, income taxes. These estimates and assumptions require management's most difficult, subjective or complex judgments. Actual results may differ under different assumptions or conditions.

Revenue and Related Cost Recognition

We recognize revenue over time based on the transfer of control of the promised goods or services to the customer, or at a point in time. This transfer will occur over time when the Company’s performance does not create an asset that has an alternative use to the Company, and we have an enforceable right to payment for performance completed to date. Otherwise, control to the promised goods or services transfers to customers at a point in time.

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

Our evaluation of whether revenue should be recognized over time requires significant judgment about whether the asset has an alternative use and whether the entity has an enforceable right to payment for performance completed to date. When any one of these factors is not present, the Company will recognize revenue at the point in time when control over the promised good or service transfers to the customer, i.e., when the customer has accepted the asset and taken physical possession of the product and has legal title, and the Company has a right to payment.

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

Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our provision for losses at March 31, 2022 was $0.3 million, with approximately 85% of that total related to customer projects at our Stadco reportable segment, and the other 15% at our Ranor reportable segment. We assumed approximately $0.4 million in loss provisions at the August 25, 2021 acquisition date, and have since seen a 25% reduction in the provision.

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

As of March 31, 2022, our federal net operating loss carryforward was approximately $17.1 million. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes.

The Company has recorded a net deferred tax asset of $2.1 million, which includes the benefit of $2.0 million in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Accounting Pronouncements

New Accounting Standards

See Note 17, Accounting Standards Update, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations, such as the unallocated PPP loan forgiveness.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Fiscal Years Ended March 31, 2022 and 2021

The following table presents net sales, gross profit and gross margin, consolidated and by reportable segment:

	2022		2021		Changes
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Net sales
Ranor	$14,581	100%	$15,596	100%	$(1,015)	(7)%
Stadco	7,756	100%	—	—%	7,756	nm %
Intersegment elimination	(54)	—%	—	—%	(54)	nm %
Net sales	$22,283	100%	$15,596	100%	$6,687	43%
Ranor	$11,131	76%	$12,132	78%	$(1,001)	(8)%
Stadco	7,775	101%	—%		7,775	nm %
Cost of sales	$18,906	85%	$12,132	78%	$6,775	56%
Ranor	$3,450	24%	$3,464	22%	$(14)	—%
Stadco	(73)	(1)%	—	—%	(73)	nm %
Gross profit	$3,377	15%	$3,464	22%	$87	3%

nm - not meaningful

Net Sales

Consolidated - Net sales were $22.3 million for fiscal 2022, or 43% higher when compared to consolidated net sales of $15.6 million for fiscal 2021. Net sales in defense markets increased by $8.1 million when compared to fiscal 2021, due primarily to the new Stadco business acquisition, which made up $7.7 million of the increase.

Ranor - Net sales were $14.6 million for fiscal 2022, or 7% lower when compared to net sales in fiscal 2021. Net sales to industrial markets decreased by $1.5 million when compared with fiscal 2021 due to lower project activity in the precision industrial sector as the Company replenishes backlog following a period of above normal revenue. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast. Our defense backlog for Ranor remains strong as new orders for components related to a variety of programs continue to flow down from our existing customer base of prime defense contractors. Ranor had remaining performance obligations, or backlog, of $24.0 million that is expected to be delivered over the next 36 months.

Stadco - Net sales were $7.8 million for fiscal 2022, with 99% of that total revenue for customers in the defense markets. Our defense backlog for Stadco is strong as new orders for components related to a variety of programs, including components for the Sikorsky heavy lift helicopters. Stadco had remaining performance obligations, or backlog, of $23.3 million that is expected to be delivered over the next 36 months.

Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the fiscal year ended March 31, 2022 were $6.8 million higher when compared to the fiscal year ended March 31, 2021. The increase in cost of sales and lower gross margin was primarily the result of an unfavorable production mix and under-absorbed factory overhead. Gross profit was $3.4 million for fiscal year 2022, compared to $3.5 million in fiscal year 2021. Gross margin was 15.2% for the fiscal year ended March 31, 2022 and 22.1% for the fiscal year ended March 31, 2021.

Ranor - The gross margin improved year over year. Through December 31, 2021, Ranor experienced a period of slowly rising labor costs and under absorbed overhead since the first month of the fiscal year which was amplified by an unfavorable production mix as a result of a lower number of available production hours during the third quarter of fiscal 2022. However, this set of unfavorable conditions was more than offset by a productive fourth quarter of accelerating project progress that resulted in better overhead absorption rates on higher revenue recognized over-time. We expect this trend to continue in fiscal 2023.

Stadco - The gross margin turned negative to 1.0% at the end of the fiscal year as new project startups and associated production activities in the fourth quarter resulted in unfavorable throughput and an increase in under-absorbed overhead. We expect improvements in gross margin for fiscal 2023 as the new projects make progress to completion and the Stadco business is fully integrated.

Selling, General and Administrative (SG&A) Expenses

	2022		2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$2,488	11%	$1,885	12%	$603	32%
Stadco	1,052	5%	—	—%	1,052	nm %
Corporate and unallocated	1,398	6%	956	6%	442	46%
Consolidated SG&A	$4,938	22%	$2,841	18%	$2,097	74%

nm – not meaningful

Consolidated - Total selling, general and administrative expenses for the fiscal year ended March 31, 2022, increased by $2.1 million, or 74% as the Company completed its acquisition of Stadco and business travel returned to pre-pandemic levels.

Ranor – Advisory fees, travel expenses and other office costs increased by a total of $0.6 million due to a return to pre-pandemic travel and business activity.

Stadco - The increase was primarily due to the inclusion of Stadco operations since August 25, 2021.

Corporate and unallocated - Outside advisory fees increased by $0.4 million year over year. While we expect certain of these costs to recur as a normal part of our business, a portion of the outside advisory fees related to the acquisition should not recur in fiscal 2023, absent an additional acquisition.

Operating (loss) income

	2022		2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$961	4%	$1,579	10%	$(618)	(39)%
Stadco	(1,124)	(5)%	—	—%	(1,124)	nm %
Corporate and unallocated	(1,398)	(6)%	(956)	(6)%	(442)	(46)%
Operating (loss) income	$(1,561)	(7)%	$623	4%	$(2,184)	(351)%

nm – not meaningful

Consolidated - As a result of the foregoing, the Stadco integration and reduced profitability at Ranor, we reported an operating loss of $1.6 million at the Company compared to operating income of $0.6 million in fiscal 2021.

Ranor – Operating income was $0.6 million lower compared to fiscal 2021, due primarily to higher SG&A costs for outside advisory fees, travel expenses and other office costs in fiscal 2022.

Stadco – New project startups and related production activities resulted in unfavorable throughput, higher unabsorbed overhead and operating losses of $1.1 million. We expect better throughput and overhead absorption in fiscal 2023.

Corporate and unallocated - Corporate expenses were higher in fiscal 2022, primarily from outside advisory fees ($0.7 million) in connection with the Stadco acquisition.

Other (Expense) Income, net

The following table presents other (expense) income for the fiscal years ended March 31:

	2022	2021	$ Change	% Change
Other (expense) income, net	$(28,385)	$4,600	$(32,985)	nm
Interest expense	$(221,125)	$(150,938)	$(70,187)	(47)%
Amortization of debt issue costs	$(48,251)	$(51,399)	$3,148	6%

nm – not meaningful

Interest expense was higher for the fiscal year ended March 31, 2022. The increase in interest expense was due primarily to borrowings under the new Stadco Term Loan (as defined below) and higher amounts borrowed under the revolver loan. On March 31, 2022, there was $1.3 million outstanding under the revolver loan. On March 31, 2021, there were no amounts outstanding under the revolver loan. We expect to see higher interest expense in fiscal 2023 due to the higher levels of debt incurred since the Stadco acquisition.

Amortization of debt issue costs were slightly lower for the fiscal year ended March 31, 2022. New amortization periods commenced in fiscal 2022 for costs incurred for the extended Ranor loan, and for the new Stadco loan. As a result, we expect to see higher amortization expense in fiscal 2023.

Other expense, net, in the table above, includes an expense accrual for contingent consideration of $63,436 in connection with the Stadco acquisition. This expense was offset in part by other income of $22,011 from the WCMC dissolution, and a return of a retainer fee for $10,000 previously paid for outside advisory fees in connection with a class action litigation settlement in fiscal 2021.

PPP Loan Forgiveness

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For fiscal year 2022 the Company recorded a tax benefit of $192,355, a result of lower taxable income. In fiscal 2021, the Company recorded tax expense of $104,880.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for fiscal 2022, we recorded net loss of $349,834, or $0.01 per share basic and fully diluted, compared with net income of $320,631, or $0.01 per share basic and fully diluted in fiscal 2021.

Liquidity and Capital Resources

On August 25, 2021, we completed the acquisition of Stadco, closed on a private placement financing and closed on a new loan with Berkshire Bank. In connection with the acquisition, we raised $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share via a private placement financing, sourced $4.0 million in new debt with Berkshire bank, drew down $0.1 million under our existing revolver loan and sourced $1.8 million from available cash. We issued 1.5 million shares of our common stock and warrants to satisfy Stadco’s indebtedness to its shareholders and certain other debt holders and acquired all outstanding shares of Stadco.

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

There was a balloon payment of approximately $2.3 million due on June 16, 2022, under the Ranor Term Loan (as defined below) with Berkshire Bank. On June 16, 2022, Ranor and certain affiliates of the Company entered into a Third Amendment to the Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. Until then, the Company will continue to pay down principal and make interest payments in the ordinary course. We expect to commence negotiations of a further amended and restated loan agreement to refinance that debt with Berkshire Bank prior to the new maturity date.

We intend to refinance that Ranor Term Loan on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations to lower our debt service requirements. Under this plan, we expect to reduce the risk of potential noncompliance with our debt covenants. However, there can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

In addition to the cash commitments required under our financing arrangements with Berkshire Bank, we also anticipate that we will spend approximately $1.3 million in new factory machinery and equipment during fiscal 2023.

At March 31, 2022, we had cash and cash equivalents of $1.1 million and working capital of $2.8 million, a decrease when compared to March 31, 2021. We believe our available cash, plus cash expected to be provided by operations, Employee Retention Credit cash refunds, and borrowing capacity available under the revolver loan will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. Our revolver loan matures in December 2022 and will not be available to provide liquidity unless it is renewed. The Company intends to renew the revolver loan with Berkshire Bank or another lender. There was $1.3 million outstanding under the revolver loan at March 31, 2022. Unused borrowing capacity at March 31, 2022 was approximately $2.8 million.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must change the composition of our revenues at Stadco to focus on recurring profitable projects which efficiently use our manufacturing capacity and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. These factors raise substantial doubt about our ability to continue as a going concern. If successful in changing the composition of projects and reducing costs, we expect that fiscal 2023 operating results will reflect positive cash flows. We plan to closely monitor our expenses and, if required, will reduce operating costs and capital spending to enhance liquidity.

The table below presents selected liquidity and capital measures at the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2022	2021	Amount
Cash and cash equivalents	$1,052	$2,131	$(1,079)
Working capital	$2,753	$5,202	$(2,449)
Total debt	$7,356	$3,829	$3,527
Total stockholders’ equity	$15,264	$9,942	$5,322

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2022	2021	Amount
Operating activities	$258	$636	$(378)
Investing activities	(8,735)	(608)	(8,127)
Financing activities	7,398	1,172	6,226
Net (decrease) increase in cash	$(1,079)	$1,200	$(2,279)

Operating activities

Apart from our loan facilities, our primary sources of cash are from accounts receivable collections. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as we mark progress with customer projects and the composition of our receivables collections mix changes between advance payments and customer payments made after shipment of finished goods.

Cash provided by operating activities for the fiscal year ended March 31, 2022 was approximately $258,000, as operating cash inflows exceeded outflows in the fourth quarter as work on new projects commenced and customer cash collections increased. Cash outlays for the fiscal year ended March 31, 2022 includes a payment of $0.5 million to plaintiffs for a court approved final class action settlement, and $0.7 million of cash used to pay past due rent on the Stadco property and buildings.

Overall, fiscal 2022 was marked by favorable project performance progress and delivery schedules which led to timely customer payments. After a slower third quarter, fourth quarter project activity at Ranor returned to normal levels as customers made advance payments and progress payments for projects started in December 2021.

Cash provided by operations for fiscal 2021 was $0.6 million. Favorable timing with customer advance payments and progress payments resulted in higher amounts of cash generated in the fourth quarter of fiscal 2021.

Investing activities

We purchased Stadco’s outstanding debt from Sunflower Bank, for $7.8 million, net of cash acquired. We also invested approximately $0.9 million in new factory machinery and equipment in fiscal 2022, and we estimate that we will spend approximately $1.3 million for new machinery and equipment in fiscal 2023.

We invested approximately $0.6 million in new factory machinery and equipment in fiscal 2021.

Financing activities

We sourced $3.5 million of cash by selling 3,202,727 shares of common stock at $1.10 per share in a private placement financing and $4.0 million in new debt with Berkshire bank. In addition, we drew down $4.6 million under the revolver loan used to fund the acquisition and operating activities since August 25, 2021 and repaid $3.3 million through the end of March 31, 2022.

We used $0.5 million of cash to make periodic lease payments and pay off certain lease and debt obligations, and $0.9 million of cash to pay private placement closing costs, debt issue costs, and repay debt principal.

All of the above activity resulted in a net decrease in cash of $1.1 million for the fiscal year ended March 31, 2022 compared with a net increase in cash of $1.2 million for the fiscal year ended March 31, 2021.

For the fiscal year ended March 31, 2021, we made principal payments of $0.1 million in connection with our term debt and finance lease obligations. On May 8, 2020, we borrowed $1.3 million under the CARES Act payroll protection program. On April 3, 2020 we borrowed $1.0 million under our Revolver loan, then paid down $1.0 million in principal on June 30, 2020.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank continues as lender of the original term loan to Ranor in the principal amount of $2.85 million, or the “Ranor Term Loan” and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Payments for the original Ranor Term Loan began on January 20, 2017 and are made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. As amended, the Ranor Term Loan matured on June 16, 2022, with a balloon payment of approximately $2.3 million due under the terms of the Loan Agreement with Berkshire Bank.

On June 16, 2022, Ranor and certain affiliates of the Company entered into a Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. We expect to commence negotiations of a further amended and restated loan agreement to refinance that debt with Berkshire Bank prior to the new maturity date.

Berkshire Bank made available to Ranor a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. The Company made a total of $4.6 million in drawdowns under the Revolver Loan during fiscal 2022 and repaid $3.3 million of that principal during the same fiscal year period. There was $1.3 million outstanding under the Revolver Loan at March 31, 2022. Interest-only payments on advances made under the Revolver Loan during the fiscal year ended March 31, 2022 totaled $16,368 at a weighted average interest rate of 2.75%. Unused borrowing capacity at March 31, 2022 was approximately $2.8 million.

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank under the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, Inc., issued a promissory note evidencing an unsecured PPP loan in the amount of $1,317,100 made to Ranor under the CARES Act. This PPP loan was made through Berkshire Bank.

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

The Company applied for loan forgiveness with the SBA under the Paycheck Protection Program on March 26, 2021. On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amount of $1,317,100 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full. Loan forgiveness is recorded as a gain under other income and expense in the consolidated statement of operations. The Company applied for loan forgiveness with the SBA under the Paycheck Protection Program on March 26, 2021.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items at March 31, 2022:

●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $5.8 million, all of it due to be paid in fiscal 2023. These purchase commitments are in the normal course of business.
●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.4 million, with $4.2 million due in fiscal 2023, $0.5 million due in 2024 and $0.6 million due in 2025.
●	Our operating lease obligation of $7.6 million is for land and buildings at our Stadco operation through 2030; $0.8 million is due in fiscal 2023, $0.9 million due in 2024 and $0.9 million due in 2025.

We believe our available cash, plus cash expected to be provided by operations and borrowing capacity available under the revolver loan (until December 2022 when the Company expects to refinance) and Employee Retention Credit cash refunds will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements.

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

We define EBITDA as net income plus interest, income taxes, depreciation, and amortization. Net loss was $0.3 million for the fiscal year ended March 31, 2022, as compared to net income of $0.3 million for the year ended March 31, 2021. EBITDA, a non-GAAP financial measure, was $1.1 million for the year ended March 31, 2022, as compared to $1.3 million for the year ended March 31, 2021. The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2022	2021	Amount
Net (loss) income	$(350)	$321	$(671)
Income tax (benefit) provision	(192)	105	(297)
Interest expense (1)	269	202	67
Depreciation and amortization	1,460	704	756
EBITDA	$1,187	$1,332	$(145)
(1)	Includes amortization of debt issue costs.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and

Stockholders of TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contract Estimates:

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

Business Combination - Acquisition of Stadco

As discussed in Note 3 to the consolidated financial statements, the Company acquired 100% of the outstanding shares of Stadco for a total purchase price of approximately $10.2 million on August 25, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

We identified the allocation of the purchase price at fair value as a critical audit matter due to the significant estimates and assumptions management used to estimate the fair value of its equipment acquired, identified intangible assets and contingent consideration. The uncertainty of significant estimates was primarily due to the underlying assumptions related to future performance of the acquired business. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions. This also required specialized skill and knowledge and consultation outside of the engagement team.

Our audit procedures related to the accounting for the acquisition of Stadco to address this critical audit matter included the following:

•	We read the purchase agreement to identify the significant terms
•	We evaluated management’s significant accounting policies relating to accounting for business combinations for reasonableness.
•	We obtained an understanding and evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.
•

We involved our Firm’s valuation professionals and an outside professional with specialized skills and knowledge who assisted in assessing assumptions utilized under the valuation approaches. Such assumptions included volatility rates and discount rates and recalculation of the derived fair values.

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of approximately $350,000 for the year ended March 31, 2022. Also, as discussed in Note 12 in the consolidated financial statements, the Company has a term loan with a balance of $2.4 million as of March 31, 2022. This term loan was originally scheduled to mature in December 2021 and was extended to September 2022. The Company also has a revolver loan with a balance of $1.3 million due in December 2022. The Company plans to refinance both loans; however, if the Company is unable to refinance either or both of the loans, the loans would become due during the fiscal year ended March 31, 2023 which would cause substantial doubt about the Company’s ability to continue as a going concern.

We identified going concern as a critical audit matter because of the significant estimates and assumptions management used in developing its financial forecast and the assumptions used in management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions.

We obtained management’s plan and forecasted cash flow through September 30, 2023. Our audit procedures related to management’s plan and forecasted cash flows included the following, among others:

•	We assessed the reasonableness of the forecasted cash flows for the fiscal period ending September 30, 2023 by comparing them to actual results for the fiscal year ended March 31, 2022.
•	We assessed the reasonableness of the forecasted revenue growth and operating margins over the cash flow forecast period by comparing them to historical periods.
•	We performed sensitivity analysis of the significant assumptions used in the cash flow forecast.
•	We reviewed correspondence between the Company and its bank in regards to the intent to refinance the term and revolver loans and to modify the existing loan covenants.
•	We reviewed the bank’s appraisal report that collateralizes the term loan.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013

Philadelphia, Pennsylvania

August 9, 2022

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,052,139	$2,130,711
Accounts receivable	3,009,249	608,059
Contract assets	8,350,231	5,532,408
Raw materials	874,538	503,636
Work-in-process	1,360,137	767,520
Other current assets	1,421,459	379,437
Total current assets	16,067,753	9,921,771
Property, plant and equipment, net	13,153,165	4,063,209
Right of use asset, net	6,383,615	—
Deferred income taxes	2,126,770	1,934,415
Other noncurrent assets, net	121,256	84,624
Total assets	$37,852,559	$16,004,019
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,426,921	$500,848
Accrued expenses	3,435,866	1,526,270
Contract liabilities	1,765,319	218,152
Current portion of long-term lease liability	593,808	—
Current portion of long-term debt	4,093,079	2,474,963
Total current liabilities	13,314,993	4,720,233
Long-term debt, net	3,114,936	1,341,938
Long-term lease liability	5,853,791	—
Other noncurrent liability	305,071	—
Total liabilities	22,588,791	6,062,171
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 34,307,450 and 29,498,662 shares issued and outstanding at March 31, 2022 and 2021	3,430	2,949
Additional paid in capital	14,637,771	8,944,660
Accumulated other comprehensive income	—	21,838
Retained earnings	622,567	972,401
Total stockholders’ equity	15,263,768	9,941,848
Total liabilities and stockholders’ equity	$37,852,559	$16,004,019

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended March 31,
	2022	2021
Net sales	$22,282,495	$15,595,558
Cost of sales	18,905,938	12,131,274
Gross profit	3,376,557	3,464,284
Selling, general and administrative	4,938,086	2,841,036
(Loss) income from operations	(1,561,529)	623,248
Other (expense) income, net	(28,385)	4,600
Interest expense	(269,375)	(202,337)
PPP loan forgiveness	1,317,100	—
Total other income (expense), net	1,019,340	(197,737)
(Loss) income before income taxes	(542,189)	425,511
Income tax (benefit) provision	(192,355)	104,880
Net (loss) income	$(349,834)	$320,631
Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(1,909)	150
Foreign currency translation reclassification	(19,929)	—
Other comprehensive (loss) income, net of tax	(21,838)	150
Comprehensive (loss) income	$(371,672)	$320,781
Net (loss) income per share – basic	$(0.01)	$0.01
Net (loss) income per share – diluted	$(0.01)	$0.01
Weighted average number of shares outstanding – basic	32,380,233	29,447,085
Weighted average number of shares outstanding – diluted	32,380,233	31,035,355

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	(Loss) Income	Earnings	Equity
Balance 3/31/2020	29,354,594	$2,935	$8,793,062	$21,688	$651,770	$9,469,455
Stock based compensation			179,917			179,917
Restricted stock award	100,000	10	(10)			—
Shares issued under long-term incentive plan	44,068	4	(4)			—
Taxes on exercised options			(28,305)			(28,305)
Net income					320,631	320,631
Foreign currency translation adjustment				150		150
Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock based compensation			155,754			155,754
Restricted stock awards	120,000	12	(12)	—	—	—
Issuance of common stock	20,000	2	34,998			35,000
Issuance of warrants			46,256			46,256
Common stock issued for acquired business	1,466,061	147	2,268,853			2,269,000
Proceeds from sale of common stock, net	3,202,727	320	3,187,262			3,187,582
Net loss					(349,834)	(349,834)
Foreign currency translation adjustment				(21,838)		(21,838)
Balance 3/31/2022	34,307,450	$3,430	$14,637,771	$—	$622,567	$15,263,768

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(349,834)	$320,631
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,460,439	704,049
Amortization of debt issue costs	48,251	51,399
Gain on disposal of equipment	—	(1,425)
Stock based compensation expense	190,754	179,917
Change in contract loss provision	(223,111)	(121,316)
Deferred income taxes	(192,355)	181,065
PPP loan forgiveness	(1,317,100)	—
Contingent consideration	50,454	—
Changes in operating assets and liabilities:
Accounts receivable	(842,943)	382,241
Contract assets	1,012,783	(1,027,787)
Inventories	(42,491)	(53,542)
Other current assets	354,993	226,714
Other noncurrent assets	(50,633)	—
Accounts payable	245,743	315,783
Accrued expenses	(1,477,552)	65,018
Contract liabilities	1,390,441	(586,897)
Net cash provided by operating activities	257,839	635,850
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(7,795,810)	—
Purchases of property, plant, and equipment	(939,004)	(546,890)
Proceeds from sale of fixed assets	—	9,582
Deposit for fixed assets	—	(70,623)
Net cash used in investing activities	(8,734,814)	(607,931)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	4,000,000	—
Closing costs related to common stock sale	(335,418)	—
Proceeds from sale of common stock	3,523,000	—
Proceeds from revolver loan	4,612,002	1,000,000
Repayment of revolver loan	(3,325,000)	(1,000,000)
Debt issuance costs	(169,884)	(24,610)
Proceeds from payroll protection program loan	—	1,317,100
Principal payments for leases	(508,806)	—
Repayment of long-term debt	(397,490)	(120,441)
Net cash provided by financing activities	7,398,404	1,172,049
Effect of exchange rate on cash and cash equivalents	—	(113)
Net (decrease) increase in cash and cash equivalents	(1,078,571)	1,199,855
Cash and cash equivalents, beginning of period	2,130,711	930,856
Cash and cash equivalents, end of period	$1,052,139	$2,130,711
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest (net of amounts capitalized)	$236,575	$135,320

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Fiscal Year Ended March 31, 2022

On August 25, 2021, in exchange for the issuance of 1,466,061 shares of common stock and warrants, the Company acquired all of the issued and outstanding capital stock of Stadco, acquired certain other securities of Stadco and satisfied certain liabilities of Stadco. The fair value of the common stock transferred was $2,269,000 and based on the closing market price of the Company’s common stock on the closing date, August 25, 2021. The fair value of the warrants transferred was $46,256 and was estimated using the Black-Scholes option-pricing model

In connection with the Stadco acquisition, the Company became party to an amended and restated lease agreement to rent buildings and property at the Stadco manufacturing location and recorded a right-of-use asset and liability of approximately $6.7 million.

Fiscal Year Ended March 31, 2021

On March 31, 2021, the Company entered into a new finance lease agreement for certain copy and print equipment for $45,663, which is included in property, plant and equipment, net on the balance sheet.

On June 16, 2020, our executive officers exercised options to purchase 150,000 shares of the Company’s common stock, par value $0.0001 per share, in a cashless transaction, pursuant to option awards granted under the Company's 2016 Long-Term Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision is the parent company of Ranor, Stadco, Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, or WCH, and Wuxi Critical Mechanical Components Co., Ltd., or WCMC, and are collectively referred to as the “Company”, “we”, “us” or “our”. WCMC, a former wholly foreign owned enterprise, was legally dissolved and deregistered in November 2021. WCMC has had no operations or customers for over five years, when the Company made the decision to exit the alternative energy markets in China.

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. All our operations and customers are in the United States (U.S.).

TechPrecision Corporation, or TechPrecision, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or “Ranor.” Ranor, together with its predecessors, has been in continuous operation since 1956. The name was changed to TechPrecision Corporation on March 6, 2006.

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On the closing date, the Company, through Stadco New Acquisition, LLC, acquired all the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC in exchange for the issuance of shares of the Company’s common stock to Stadco Acquisition, LLC. As a result of the acquisition, Stadco is now our wholly owned indirect subsidiary. See Note 3 for additional disclosures related to this business combination.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, Westminster Credit Holdings, LLC, and WCMC, until its dissolution. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to revenue recognition, goodwill, and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Risks and Uncertainties - For the year ended March 31, 2022, there were no events related to Coronavirus Disease (COVID-19) that had a material impact on our operating margins. The Company will continue to monitor the impacts of COVID-19 and any government-imposed actions thereto.

Liquidity - We reported net income of $0.3 million for the fiscal year ended March 31, 2021, but incurred a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income.

As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our revolver loan. Total debt increased by $3.5 million in fiscal 2022. Our debt financing agreements limit our capital expenditures to $1.5 million annually and contain loan to value, balance sheet leverage, and debt service coverage ratio covenants. We were in compliance with all of the financial covenants at March 31, 2022.

On June 16, 2022, Ranor entered into a Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. The Company has commenced negotiations of a further amended and restated loan agreement with Berkshire Bank (see Note 18 – Subsequent Events). We intend to refinance that Ranor Term Loan by borrowing on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations and lowering our debt levels and debt service requirements. However, there can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure long-term financing on terms consistent with our near-term business plans. In addition, we must change the composition of our revenues at Stadco to focus on recurring profitable projects which efficiently use our manufacturing capacity and reduce our operating expenses to be in line with current business conditions in order to increase profit margins and decrease the amount of cash used in operations. These factors raise substantial doubt about our ability to continue as a going concern. If successful in changing the composition of projects and reducing costs, we expect that fiscal 2023 operating results will reflect positive cash flows. We plan to closely monitor our expenses and, if required, will reduce operating costs and capital spending to enhance liquidity.

We had cash and cash equivalents of $1.1 million and working capital of $2.8 million, a decrease when compared to March 31, 2021. We believe our available cash, plus cash expected to be provided by operations, Employee Retention Credit cash refunds, and borrowing capacity available under the revolver loan (until the expiration date of December 20, 2022), will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. Our revolver loan matures in December 2022 and will not be available to provide liquidity unless it is renewed. The Company intends to renew the revolver loan with Berkshire Bank or another lender. Amounts outstanding under the revolver loan at March 31, 2022 and June 30, 2022, were $1.3 million and $0.3 million, respectively.

The consolidated financial statements for the year ended March 31, 2022 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. Our deposit and money market accounts are maintained in a large U.S. regional bank.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has to receive consideration and are presented as accounts receivables in the consolidated balance sheets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. There was no allowance recorded for the years ended March 31, 2022 and 2021.

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

Property, plant and equipment, net - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included in depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of machinery and equipment, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in the statement of operations and comprehensive (loss) income.

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

Contract Liabilities - Contract liabilities are comprised of advance payments, billings in excess of revenues, and deferred revenue amounts. Such advances are not generally considered a significant financing component because they are utilized to pay for contract costs within a one-year period. Contract liability amounts are recognized as revenue once control over the underlying performance obligation has transferred to the customer.

Fair Value Measurements - We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment. We will use inputs based on management estimates or assumptions or make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value. The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31:

	2022		2021
	Reported Amount	Fair Value	Reported Amount	Fair Value
Contingent consideration	$63,436	$63,436	$—	$—

The estimated liability associated with the above contingent consideration in connection with the Stadco acquisition was valued using a Monte Carlo model simulation. The fair value of the contingent consideration was estimated using closing stock prices and expected volatility of 50.0% based on the historical volatility of our common stock.

To determine the value of the contingent consideration liability, we used a Monte Carlo simulation model, which takes into consideration the conversion target stock price, the stock market price of our common stock and historical volatility. Under this approach, a probability distribution is developed that reflects the what the stock price may be at a future date. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance at March 31, 2021	$—
Initial measurement at fair value	113,890
Change in fair value recorded in the statement of operations	(50,454)
Balance at March 31, 2022	$63,436

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2022 and 2021, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company’s consolidated statements of operations and comprehensive (loss) income for the fiscal year ended March 31, 2022 and 2021.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using an expected value or most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price may be due to a portion of the transaction price being in excess of approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the consolidated statements of operations and comprehensive (loss) income and are not considered a performance obligation to our customers.

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

Selling, general and administrative - Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office supplies, insurance, legal, accounting, telephone and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

	2022	2021
Salaries and related expenses	$2,484,723	$1,656,053
Professional fees	1,630,151	805,304
Other general and administrative	823,212	379,679
Total Selling, General and Administrative	$4,938,086	$2,841,036

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors, employees and consultants. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $190,754 and $179,917 for the fiscal years ended March 31, 2022 and 2021, respectively. See Note 7 for additional disclosures related to stock based compensation.

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

Foreign currency translation - The majority of our business is transacted in U.S. dollars; however, the functional currency of our dissolved subsidiary in China was the local currency, the Chinese Yuan Renminbi. In accordance with ASC 830, Foreign Currency Matters, foreign currency translation adjustments of subsidiaries operating outside the United States are accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses are recognized in the determination of net income and were not material for each of the reportable periods. As a result of the WCMC dissolution, we reclassified $19,929 from Accumulated Other Comprehensive (Loss) Income to the other (expense) income, net line in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

NOTE 3 – BUSINESS COMBINATION

Stadco Acquisition

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement, dated as of October 16, 2020, or the SPA, among TechPrecision, Stadco New Acquisition LLC, Stadco Acquisition, LLC, or Holdco, and each stockholder of Holdco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

Also on the closing date, the Company completed its previously announced acquisition of certain indebtedness obligations of Stadco, pursuant to that certain Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, with Sunflower Bank, N.A., as amended by Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, together, the Loan Purchase Agreement. On August 25, 2021, WCH, as assignee of Stadco New Acquisition LLC, paid $7.9 million in the aggregate to Sunflower Bank, N.A., under the terms of the Loan Purchase Agreement, to purchase the indebtedness.

Pursuant to the SPA, and upon the terms and subject to the conditions therein, the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 666,666 shares of the Company’s common stock to Holdco. In connection with the acquisition of Stadco, the Company reached an agreement with the holders of certain other non-bank indebtedness of Stadco, under which each such lender agreed to forgive such indebtedness in exchange for an aggregate of 199,395 shares of the Company’s common stock. In addition, the Company reached an agreement with a certain other security holder who agreed to sell its Stadco securities to the Company in exchange for the issuance by the Company of 600,000 shares of the Company’s common stock and a warrant to purchase 100,000 shares of the Company’s common stock. The fair value of the 1,466,061 shares of common stock issued as aggregate consideration was $2.3 million based on the closing market price of the Company’s common stock on the August 25, 2021 closing date. The fair value of the warrants is estimated using the Black-Scholes option-pricing model. The warrants vested in full on the issue date, have a three-year term and exercise price of $1.43 per share. The fair value of the warrants was $46,256 and estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the grant. Expected volatility of 46.7% was based on the historical volatility of our common stock. The risk-free interest rate of 0.4% was selected based upon yields of three-year U.S. Treasury bond.

On August 25, 2021, the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, pursuant to which investors committed to subscribe for and purchase 3,202,727 shares of the Company’s common stock at a purchase price of $1.10 per share. Costs directly attributable to this offering of securities totaled $0.3 million.

Stadco’s assets and liabilities were measured at estimated fair values at August 25, 2021, primarily using Level 1 and Level 3 inputs. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that could require payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allows the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock is less than the target stock price stated in each agreement, TechPrecision will issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements are guaranteed and, only the number of shares issued can vary, with the final measurement date and amount to be determined on the one-year anniversary date. Since the contract does not specify a fixed maximum number of shares to be issued on the anniversary date, should the company determine to satisfy the contingent consideration with shares, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation may be required to be issued. In any case, the maximum value of the contingent consideration will be $2,269,000, whether paid in shares of common stock or in cash, or both. The estimated liability associated with the contingent consideration was valued under a Monte Carlo simulation and had a balance of $63,436 on March 31, 2022. The fair value of the contingent consideration was estimated using the Monte Carlo  model based on the closing stock prices at the period end date and expected volatility of 50.0% based on the historical volatility of our common stock.

Measurement Period Adjustments

The Company has completed the process of measuring the fair value of assets acquired and liabilities assumed. In the third and fourth quarters of fiscal 2022, the Company made certain measurement period adjustments to reflect the facts and circumstances in existence at the acquisition date. These measurement period adjustments are related to changes in preliminary assumptions and initial estimates that would have been recognized if all the facts and circumstances had been known at the time of acquisition. The table below presents the fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date in accordance with ASC 805.

					Adjusted
	Totals	ERTC	Customer	Fixed	Totals
	August 25,	refundable	claim[2]	Asset	August 25,
	2021	credit[1]	Warrant[3]	Valuation[4]	2021
Total consideration transferred	$10,163,164		$46,256		$10,209,420
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	1,247,015				1,247,015
Inventory	927,188				927,188
Other current assets	4,323,593	1,093,661			5,417,254
Property, plant, and equipment and right of use assets	15,074,273			897,488	15,971,761
Accounts payable, accrued expenses, and other current liabilities	(5,882,048)	(164,049)	(606,415)		(6,652,512)
Lease obligations	(6,701,286)				(6,701,286)
Net assets	8,988,735	929,612	(606,415)	897,488	10,209,420
Goodwill	1,174,429	(929,612)	652,671	(897,488)	—
Total	$10,163,164	$—	$46,256	$—	$10,209,420

All measurement period adjustments were offset against goodwill:

1In calendar year 2021 our Stadco subsidiary filed for a refund of tax credits for $1,093,661 from the IRS under the Employee Retention Credit, or ERC program. Fees associated with the filing totaled $164,049.

2Customer claim of $471,166 accrued for additional costs incurred in connection with a certain product manufacturing project. Other adjustments to current liabilities totaled $135,249.

3Warrant issued to former shareholder in connection with the acquisition valued at $46,256.

4Fixed asset adjustments related to changes in preliminary valuation assumptions and estimates, including estimates of asset useful lives.

Acquisition related costs totaled approximately $320,000 and are included under general and administrative expenses in our statement of operations.

Unaudited Supplemental Pro Forma Information

The following table discloses the actual results of Stadco since the August 25, 2021 acquisition which are included in the Company’s consolidated financial statements. Also presented in the table below are pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2020, for the following periods:

	Stadco Actual	Pro Forma	Pro Forma
	August 25, 2021-	Year ended	Year ended
	March 31, 2022	March 31, 2022	March 31, 2021
Net sales	$7,755,946	$27,002,535	$30,216,448
Operating loss	$(1,124,542)	$(2,937,391)	$(1,538,197)
Loss before income taxes	$(1,233,925)	$(2,151,614)	$(2,199,897)
Net loss		$(1,393,987)	$(1,657,666)
EPS basic		$(0.04)	$(0.05)
EPS dilutive		$(0.04)	$(0.05)
Weighted average shares outstanding: – basic and diluted		34,234,957	34,115,873

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

Adjustments to Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended March 31, 2022

●	Excluded the net change in depreciation and amortization of $0.3 million from cost of goods sold, resulting from a valuation adjustment to Stadco’s property, plant and equipment and the recognition of the right-of-use asset for Stadco’s property lease against the reversal of historical rent expense.
●	From selling, general and administrative, excluded non-recurring expense of $0.3 million related to consulting, legal, due diligence, bank fees, and nominal costs incurred during the fiscal year by TechPrecision related to the acquisition of Stadco. We also excluded $0.7 million of management fees due to then-preferred stockholders of Stadco.
●	Excluded interest expense of $0.3 million which represents the net change in interest expense resulting from the reduction in Stadco’s bank debt and applicable interest rates, offset by estimated interest expense related to Stadco’s new debt obligation.
●	Included an estimated tax benefit of $0.8 million at a tax rate equal to TechPrecision’s fiscal year 2022 statutory tax rate based on the proforma loss for the fiscal year ended March 31, 2022.

Adjustments to Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended March 31, 2021

●	Excluded net change in depreciation and amortization of $1.4 million from cost of goods sold, resulting from a $1.2 million reversal of amortization for an asset deemed to have zero fair value based on revaluation of the Stadco’s intangible assets upon TechPrecision’s acquisition of Stadco. This amount was partially offset by depreciation and amortization resulting from a valuation adjustment to Stadco’s property, plant, and equipment plus the recognition of the right-of-use asset for Stadco’s property lease against the reversal of historical rent expense.
●	Excluded from selling, general and administrative non-recurring expense of $0.4 million related to consulting, legal, diligence and bank fees, plus $0.1 million of expense incurred at TechPrecision Corporation related to the acquisition of Stadco.
●	Eliminated management fees totaling $0.5 million due to preferred stockholders of Stadco from other income.

●	Excluded interest expense of $0.7 million, reflecting a reduction of Stadco’s bank debt and interest rates.
●	Included an estimated tax benefit of $0.7 million at a tax rate equal to TechPrecision’s fiscal year 2021 statutory tax rate based on the proforma loss for the fiscal year ended March 31, 2021.

NOTE 4 - REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations can be between three and thirty -six months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Year ended March 31, 2022	$20,854,812	$1,427,683	$22,282,495
Year ended March 31, 2021	$12,650,708	$2,944,850	$15,595,558

Net Sales by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2022	$19,992,438	$2,290,057	$22,282,495
Year ended March 31, 2021	$12,869,520	$2,726,038	$15,595,558

As of March 31, 2022, the Company had $47.3 million of remaining performance obligations, of which $43.7 million were less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the fiscal years ended March 31:

	2022			2021
Customer	Amount		Percent	Amount		Percent
Customer A		$4,448,624	20%		$2,704,985	17%
Customer B		$3,534,619	16%		$2,682,881	17%
Customer C	$	*	* %		$2,308,564	15%
Customer D	$	*	* %		$2,145,465	14%
Customer E		$2,505,205	11%	$	*	* %

*Less than 10% of total

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2022 and 2021, we recognized revenue of $0.2 and $0.8 million related to our contract liabilities at April 1, 2021 and 2020, respectively. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
March 31, 2022	$14,216,187	$(5,865,955)	$8,350,231
March 31, 2021	$11,392,948	$(5,860,540)	$5,532,408

NOTE 5 - INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The following table reflects income and loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2022	2021
U.S. operations	$(542,189)	$435,534
Foreign operations	—	(10,033)
(Loss) income before income taxes	(542,189)	425,511
Income tax (benefit) provision	(192,355)	104,880
Net (loss) income	$(349,834)	$320,631

The components of the income tax (benefit) provision consist of the following for the fiscal years ended March 31:

	2022	2021
Current:
Federal	$—	$(76,185)
State	—	—
Total Current	$—	$(76,185)
Deferred:
Federal	$(567,459)	$148,151
State	375,104	32,914
Total Deferred	$(192,355)	$181,065
Income tax (benefit) provision	$(192,355)	$104,880

On March 27, 2020, the U.S. federal government passed the CARES Act. Under the CARES Act, Alternative Minimum Tax, or AMT, credit refunds are accelerated and fully refundable in tax returns through the year 2019. As a result of this provision, the Company recovered all its final AMT credits as refunds in fiscal 2021.

Our fiscal 2022 and 2021 taxes were measured at the U.S. statutory income tax rate of 21%. For the year ended March 31, 2022, the Company's tax benefit was driven by lower taxable income and changes in the state net operating losses and valuation allowance. A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income follows for fiscal years ended March 31:

	2022	2021
U.S. statutory income tax	$(113,860)	$89,358
State income tax, net of federal benefit	(70,130)	11,366
Nontaxable PPP loan forgiveness	(339,022)	—
Nondeductible items related to dissolved foreign entity	294,232	—
Change in state NOLs	227,037	(10,487)
Change in valuation allowance	(173,004)	20,484
Stock-based compensation	(4,620)	(4,830)
Other	(12,988)	(1,011)
Income tax (benefit) provision	$(192,355)	$104,880
Effective tax rate*	(35.5)%	24.6%

*Effective tax rate is calculated by dividing the income tax provision by (loss) income before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$6,099,169	$3,571,600
Compensation	191,976	347,742
Stock based compensation awards	234,752	238,120
Other items not currently deductible	322,463	189,728
Depreciation	—	38,490
Total deferred tax assets	6,848,360	4,385,680
Valuation allowance	(1,953,609)	(1,731,100)
Net deferred tax assets	4,894,751	2,654,580
Deferred tax liabilities:
Depreciation	(2,259,094)	—
Contract accounting methods	(508,887)	(720,165)
Total deferred tax liabilities	(2,767,981)	(720,165)
Deferred taxes, net	$2,126,770	$1,934,415

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

The valuation allowance on deferred tax assets was approximately $2.0 million at March 31, 2022. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase or decrease the valuation allowance for those deferred tax assets.

The following table summarizes carryforwards of net operating losses as of March 31, 2022:

		Begins to
	Amount	Expire:
Federal net operating losses	$17,140,365	2026
State net operating losses	$37,391,264	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis.

We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.4 million.As of March 31, 2022, we have approximately $6.9 million of federal post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

Certain pre-2021 Stadco net operating loss carryforwards available for TechPrecision’s consolidated tax group may be limited. Also, U.S. tax laws limit the time during which these loss carryforwards may be applied against future taxes. Our remaining pre-2021 net operating losses total approximately $9.8 million.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Tax years 2018 and forward remain open for examination.

NOTE 6 - CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 90,000,000 authorized shares of common stock at March 31, 2022 and 2021. There were 34,307,450 and 29,498,662 shares of common stock outstanding at March 31, 2022 and 2021, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges, and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2022 and 2021.

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

	March 31,	March 31,
	2022	2021
Basic EPS
Net (loss) income	$(349,834)	$320,631
Weighted average shares	32,380,233	29,447,085
Net (loss) income per share	$(0.01)	$0.01
Diluted EPS
Net (loss) income	$(349,834)	$320,631
Dilutive effect of stock options	—	1,588,270
Weighted average shares	32,380,233	31,035,355
Net (loss) income per share	$(0.01)	$0.01

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the fiscal year ended March 31, 2022, there were potential anti-dilutive stock options and warrants, of 2,720,000 and 100,000, respectively, none of which were included in the EPS calculations above. For the year ended March 31, 2021, there were 49,000 of potential common stock equivalents that were out-of-the-money and were not included in the EPS calculations.

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

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors, and consultants; and to provide those employees, directors, and consultants with an incentive for productivity, and an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the 2006 Plan, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. At March 31, 2022, there were 1,350,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2020	2,916,000	$0.415	$2,546,800	6.21
Exercised	(150,000)	0.800
Canceled	(47,000)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Outstanding at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66
Vested or expected to vest at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66
Exercisable and vested at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2022 and fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021 and 2022. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2022, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2022 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.49	1,270,000	3.60	$0.12	1,270,000	$0.12
$0.50-$1.00	1,400,000	5.15	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Restricted Stock Awards

Our board authorizes the issuance of restricted stock as service-based awards measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture one year from the grant date. Each grantee is required to have been serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company has terminated prior to the vesting date, subject to certain exceptions, the grantee’s restricted stock is to have been forfeited automatically.

On September 1, 2020, we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The shares of restricted stock fully vested on September 1, 2021. Stock-based compensation expense of $134,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company's common stock.

On September 17, 2021, we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $175,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

On January 24, 2022, the board of directors, in recognition of their special efforts in completing the previously disclosed acquisition of Stadco, granted (a) an aggregate total of 20,000 shares of restricted stock under the Company’s 2016 Equity Incentive Plan and (b) a cash award of $35,000, to Alexander Shen, the Company’s chief executive officer, and Thomas Sammons, the Company’s chief financial officer. The shares were measured at fair value at $34,000 on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture on January 24, 2023, or the vesting date, one year following the grant date. Each grantee must be serving as an executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company terminates prior to the vesting date, the grantee’s restricted stock will be forfeited automatically, subject to certain exceptions.

Total recognized compensation cost related to the restricted stock awards for the fiscal year ended March 31, 2022 was $155,754. On March 31, 2022 there was $109,079 of unrecognized compensation cost related to the restricted stock awards.

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

On March 31, 2022, there were trade accounts receivable balances outstanding from four customers comprising 73% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2022			March 31, 2021
Customer	Dollars		Percent	Dollars		Percent
A		$1,079,264	36%	$	*	*	%
B		$436,051	14%	$	*	*	%
C	$	*	* %		$399,692	66%
D		$382,789	13%	$	*	*	%
E		$309,500	10%	$	*	*	%
F	$	*	* %		$193,368	32%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	March 31, 2022	March 31, 2021
Prepaid taxes	$26,497	$—
ERC refundable credits	1,093,661	—
Prepaid insurance	184,275	312,669
Prepaid subscriptions	66,098	25,967
Payments advanced to suppliers	21,100	17,010
Employee advances	9,668	16,526
Prepaid advisory fees, other	20,160	7,265
Total	$1,421,459	$379,437

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	March 31, 2022	March 31, 2021
Land	$110,113	$110,113
Building and improvements	3,289,901	3,249,577
Machinery equipment, furniture, and fixtures	20,860,152	10,695,578
Equipment under finance leases	—	45,663
Total property, plant, and equipment	24,260,166	14,100,931
Less: accumulated depreciation	(11,107,001)	(10,037,722)
Total property, plant and equipment, net	$13,153,165	$4,063,209

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	March 31, 2022	March 31, 2021
Accrued compensation	$947,938	$496,320
Provision for claims	935,382	495,000
Provision for contract losses	340,272	164,164
Accrued professional fees	513,379	213,213
Accrued project costs	487,869	114,611
Contingent consideration	63,436	—
Other	147,590	42,962
Total	$3,435,866	$1,526,270

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

A customer of our Stadco subsidiary has provided a notice for collection of additional costs incurred in connection with a certain product manufacturing project. Stadco has booked a contingent loss for approximately $0.8 million which is included on the provision for claims line in the above table.

NOTE 12 – DEBT

Long-term debt included the following as of:	March 31, 2022	March 31, 2021
Stadco Term Loan, at 3.79% interest, due August 2028	$3,705,792	$—
Ranor Term Loan, at 5.21% interest, due September 2022	2,363,126	2,466,408
Ranor Revolver Loan, at 2.75% interest, due December 2022	1,287,002	—
SBA PPP Loan, at 1% interest, due May 2022	—	1,317,100
Obligations under finance lease	—	45,663
Total debt	$7,355,920	$3,829,171
Less: debt issue costs unamortized	$147,905	$12,270
Total debt, net	$7,208,015	$3,816,901
Less: Current portion of long-term debt	$4,093,079	$2,474,963
Total long-term debt, net	$3,114,936	$1,341,938

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the Loan Agreement. Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the Revolver Loan. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4.0 million. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank, or the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

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

Unamortized debt issue costs at March 31, 2022 were $71,617.

Ranor Term Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million, or the Ranor Term Loan. Payments began on January 20, 2017, and are made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date.

On December 17, 2021, Ranor and certain affiliates of the Company entered into a First Amendment to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the maturity date of the Ranor Term Loan from December 20, 2021 to March 18, 2022.

On March 18, 2022, Ranor and certain affiliates of the Company entered into a Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to June 16, 2022.

On June 16, 2022, Ranor and certain affiliates of the Company entered into a Third Amendment to the Amended and Restated Loan Agreement and Third Amendment to the Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022.

A balloon principal payment of approximately $2.4 million, originally due on December 20, 2021, is now due on September 16, 2022, under the Term Loan.

In accordance with the amended loan agreement, the maximum amount that can now be borrowed under the Revolver loan is $5.0 million. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5.0 million or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $5.0 million, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier.

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

There was approximately $1.3 million outstanding under the Revolver Loan at March 31, 2022. Interest payments made under the Revolver Loan were $17,066 and $6,664 for the fiscal years ended March 31, 2022 and 2021. Weighted average interest rates at March 31, 2022 and 2021 were 2.75% and 2.67%, respectively. Unused borrowing capacity at March 31, 2022 and March 31, 2021 was approximately $2.8 million and $2.7 million, respectively.

Unamortized debt issue costs at March 31, 2022 and 2021 were $76,288 and $26,272, respectively.

Berkshire Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the Borrowers. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the Berkshire Loans, may be accelerated upon the occurrence of an event of default as defined in the Berkshire Loan Agreement. Upon the occurrence and during the continuance of any of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of any event specified in the loan agreement, the unpaid principal amount of the Loans and the Notes together with accrued interest and all other Obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision to the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter-annual period of TechPrecision on a trailing twelve (12) month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within sixty days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within one hundred twenty days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to shareholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. Total Debt Service shall mean an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

The Borrowers agree to cause their Balance Sheet Leverage to be less than or equal 2.50 to 1.00. Compliance with the foregoing shall be tested quarterly, as of the last day of each fiscal quarter of the Borrowers, commencing with the fiscal quarter ending September 30, 2021. Balance Sheet Leverage means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

The Borrowers agree that their combined annual capital expenditures shall not exceed $1.5 million. Compliance shall be tested annually, commencing with the fiscal year ending March 31, 2022.

The Borrowers agree to maintain a Loan to Value Ratio of not greater than 0.75 to 1.00. Loan to Value Ratio means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

The Company was in compliance with all of the financial covenants at March 31, 2022 and March 31, 2021.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets. The carrying value of short and long-term borrowings approximates their fair value. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

The scheduled principal maturities for our long-term debt by fiscal year are:

2023	$4,169,426
2024	539,324
2025	560,701
2026	582,630
2027	605,417
Thereafter	898,422
Total	$7,355,920

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all, or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, certain group health care benefits and insurance premiums, and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

On June 5, 2020, the PPP was amended to give borrowers more time to spend loan proceeds and still obtain loan forgiveness. The amendments extended the length of the covered period as defined in the CARES Act from eight to twenty-four weeks, while allowing borrowers that received PPP loans before June 5, 2020 to elect to use the original eight-week covered period. In addition, the amendments provide that if the borrower does not apply for forgiveness of a loan within ten months after the last day of the covered period, the PPP loan would no longer be deferred, and the borrower must begin paying principal and interest. The Company applied for loan forgiveness within the ten-month period on March 26, 2021. Unamortized closing costs in connection with the PPP loan were $3,875 on March 31, 2021.

On May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan pay this loan off in full. Loan forgiveness is recorded as a gain under other income and expense in the consolidated statement of operations.

NOTE 13 - OTHER NONCURRENT LIABILITY

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment January 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. The obligation of $305,071 is recorded as a noncurrent liability in the balance sheet.

NOTE 14 – LEASES

After we settled certain default amounts, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6.6 million. Monthly base rent for the property is $78,233 per month, with a 20% discount through November 30, 2022. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the Landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

In December 2019, we signed a one-year operating lease for office space which expired in December 2020 and was amortized on a straight-line basis. We leased the office month-to-month until December 31, 2021 and have not renewed the lease. Lease cost was approximately $4,000 per year.

The following table lists our right-of-use assets and liabilities on our consolidated balance sheets at:

	March 31, 2022	March 31, 2021
Finance lease:
Right of use asset – operating lease	$6,649,744	$—
Right of use asset – finance leases	125,032	45,663
Amortization	(391,161)	—
Right of use asset, net	$6,383,615	$45,663
Lease liability – operating lease	$6,374,691	$—
Lease liability – finance leases	72,908	45,663
Total lease liability	$6,447,599	$45,663

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the year ended:	March 31, 2022	March 31, 2021
Operating lease amortization	$363,206	$3,788
Finance lease amortization	$27,955	$10,875
Finance lease interest	$1,851	$1,275

Weighted average lease term and discount rate at:	March 31, 2022	March 31, 2021
Lease term (years) – operating lease	8.25	—
Lease term (years) – finance lease	2.48	5.00
Lease rate – operating lease	4.5%	—
Lease rate – finance lease	3.9%	3.2%

Supplemental cash flow information related to leases for the year ended:	March 31, 2022	March 31, 2021
Cash used in operating activities	$448,206	$5,063
Cash used in financing activities	$508,806	$22,460

Maturities of lease liabilities at March 31, 2022 for the next five years and thereafter:

2023	$882,581
2024	954,970
2025	948,701
2026	948,701
2027	938,801
Thereafter	2,972,872
Total lease payments	$7,646,626
Less: imputed interest	1,199,027
Total	$6,447,599

NOTE 15 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2022 for future executive salaries was approximately $0.6 million. The aggregate commitment at March 31, 2022 was approximately $0.9 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2022, we had approximately $5.8 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $89,316 and $85,359 for the years ended March 31, 2022 and 2021, respectively.

Provision for claims settlement

On March 15, 2021, the court approved the final class action settlement for all outstanding claims related to a civil class action brought by former employees for past wages claimed under a paid time-off program. As such, the plaintiffs’ claims have been fully and finally dismissed, and the $495,000 payment to the plaintiffs’ counsel was paid on May 10, 2021.

NOTE 16 – SEGMENT INFORMATION

The Company has two wholly-owned subsidiaries, Ranor and Stadco that are reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All of the Company’s operations, assets, and customers are located in the U.S.

Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other industrial customers. However, both segments have separate operating, engineering, and sales teams. The Chief Operating Decision Maker, or CODM, evaluates the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs. Corporate costs include executive and director compensation, stock-based compensation, and other corporate and administrative expenses not allocated to the segments. The segment operating profit metric is what the CODM uses in evaluating our results of operations and the financial measure that provides insight into our overall performance and financial position.

The following table provides summarized financial information for our segments:	March 31, 2022	March 31, 2021
Ranor	$14,580,306	$15,595,558
Stadco	7,755,946	—
Eliminate intersegment revenue	(53,757)	—
Net sales from external customers	$22,282,495	$15,595,558
Ranor operating income	961,392	1,578,307
Stadco operating loss	(1,124,542)	—
Corporate and unallocated (1)	(1,398,379)	(955,059)
Total operating (loss) income	$(1,561,529)	$623,248
Interest expense and other expense	(297,761)	(197,737)
Unallocated PPP loan forgiveness	1,317,100	—
Consolidated (loss) income before income taxes	$(542,189)	$425,511
Assets
Ranor	10,654,579	13,569,908
Stadco	24,907,656	—
Corporate and unallocated	2,290,324	2,434,111
Totals	$37,852,559	$16,004,019
Depreciation and amortization
Ranor	595,536	704,049
Stadco	864,903	—
Totals	$1,460,439	$704,049
Capital expenditures
Ranor	825,608	546,890
Stadco	113,396	—
Totals	$939,004	$546,890

(1) Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

Prior period segment data is restated to reflect the new reportable segments.

NOTE 17 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

On April 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. It is expected that this ASU will reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 under U.S. GAAP and removes the limitation on the tax benefit recognized on pre-tax losses in interim periods. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this update did not have a significant impact on our financial statements and disclosures.

On April 1, 2020, we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820 by removing, modifying or adding certain disclosures. The amendments for changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption did not have a significant impact on our consolidated financial statements and disclosures.

Issued Standards Not Yet Adopted

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. It is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) Significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments are effective for all entities for fiscal years beginning after December 15. 2021. The adoption of these amendments will not have a material impact on our financial statements and disclosures.

NOTE 18 – SUBSEQUENT EVENTS

Employee Retention Credit

In first quarter of fiscal 2023 our Stadco subsidiary received two payments for an aggregate of $746,453 from the IRS under the Employee Retention Credit, or ERC program. As originally enacted by the CARES Act, the ERC provides a refundable payroll credit for eligible employers whose business has been affected by the coronavirus (COVID-19) pandemic for qualified wages paid after March 12, 2020, and before January 1, 2021. Notice 2021-49 (issued in August 2021) addressed changes made by the American Rescue Plan Act of 2021 to the ERC. These changes—applicable to the third and fourth quarters of 2021—includes a provision that made the ERC available to eligible employers that pay qualified wages after June 30, 2021, and before January 1, 2022.

Ranor Term Loan

On June 16, 2022, Ranor and certain affiliates of the Company entered into a Third Amendment to the Amended and Restated Loan Agreement and Third Amendment to the Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management’s Responsibility for Internal Controls

The Company’s internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Inherent Limitations Over Internal Controls

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2022, the Company’s internal control over financial reporting was not effective due to a material weakness as described below.

Material Weakness

We identified a material weakness in our internal control over financial reporting as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weakness: we did not maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the continuing fair value accounting associated with the Stadco acquisition.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Plan

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through the development and implementation of new procedures, policies, processes, including revising the precision level of management review controls and gaining additional assurance regarding timely completion of our quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, for the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate Stadco’s internal controls over financial reporting and integrating such with its own internal controls over financial reporting.

Item 9B.    Other Information.

Not Applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information about the directors is provided below. Messrs. Crisafulli, Levy, McGowan and Schenker currently serve on our board of directors. There are no family relationships between or among any director or executive officer of the Company.

Name	Age	Position
Richard S. McGowan(1)	68	Chair of the Board
Robert A. Crisafulli(2)	68	Director
Andrew A. Levy	75	Director
Walter M. Schenker(2)	75	Director
(1)	Alternate member of the Audit Committee.
(2)	Member of the Audit Committee.

Richard S. McGowan, 68, has been a member of our board of directors since December 2016 and serves as the Chair of the board of directors. Mr. McGowan’s principal occupation since 2008 has been private investor. From June 2014 until July 2016, Mr. McGowan served on the board of directors of Cleveland Biolabs, Inc., a publicly traded biopharmaceutical company focused on the immune system, serving as chair of its board from April 2015 to July 2016, chair of its compensation committee from 2014 until 2016, and on its audit and nominating and governance committees from 2015 until 2016. From 1995 to 2009, Mr. McGowan served as Of Counsel to Weitz & Luxenberg, P.C., a national law firm.

From 2000 to 2008, Mr. McGowan was a partner and President of SFB Holdings, a private investment company that sought to purchase and turn around sub-producing micro-cap companies. Mr. McGowan holds a B.A. in History from the State University of New York at Stony Brook and a J.D. from Boston University School of Law.

Mr. McGowan’s extensive investment experience, and in particular his focus on growing the business of microcap companies, is an asset as we look to execute on our strategies to grow our business.

Robert A. Crisafulli, 68, has been a member of our board of directors since December 2016. Since December 2007, Mr. Crisafulli has served as Executive Vice President Tax of Aircastle Limited, a privately held international aircraft leasing company. From January 2007 to December 2007, Mr. Crisafulli served as Vice President of Finance, Tax and Treasurer of InfoNXX, Inc., a privately held international telecommunications company. From 2005 to 2006, Mr. Crisafulli served as Vice President of Tax of PanAmSat, a publicly traded international telecommunications company. From 2001 to 2005, Mr. Crisafulli served as Managing Director of Bridge East Capital, an international private equity and financial advisory firm. From 1999 to 2000, Mr. Crisafulli served as Senior Vice President, Chief Financial Officer, Treasurer of Mosler Inc., a physical and electronic security firm. From 1998 to 1999, Mr. Crisafulli was Partner — Mergers and Acquisitions Practice at KPMG LLP. Mr. Crisafulli is a certified public accountant and holds a B.B.A. in accounting from Adelphi University and an M.B.A. in Taxation from St. John’s University.

Mr. Crisafulli’s significant background in the areas of tax and finance, including with public companies, and his experience as a certified public accountant, enables him to provide our board of directors with additional insight into finance and accounting matters.

Andrew A. Levy, 75, has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, an investment banking firm. Mr. Levy was appointed Chief Executive Officer of Esco Marine, Inc., a ship-recycling company, in April 2014, to reorganize the company. Esco Marine, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2015, which proceedings were dismissed in April 2018. Mr. Levy has been a director of Esco from January 2004 to present. Esco Marine, Inc. is not a company with securities registered under Section 12 of the Exchange Act or required to file reports under Section 15(d) of the Exchange Act. Mr. Levy holds a B.S. in Engineering from Yale University and a J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Walter M. Schenker, 75, has been a member of our board of directors since December 2016. Since June 2010, Mr. Schenker has served as General Partner and Portfolio Manager at MAZ Capital Advisors, an investment partnership, where his responsibilities include, among things, managing the firm’s portfolio of investments. From 1999 to 2010, Mr. Schenker was a Principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. On April 4, 2019, Mr. Schenker became a director of Andina Acquisition Corporation III, a NASDAQ-listed blank check company. Mr. Schenker previously served on the board of directors and audit committee of Sevcon, Inc., a NASDAQ-listed global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, from 2013 until that company’s acquisition in September 2017. Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University.

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

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the NASDAQ Stock Market, LLC (“NASDAQ”) and the regulations promulgated by the Securities and Exchange Commission (the “SEC”). NASDAQ’s rules require that a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Because our securities are not listed on NASDAQ or any other national securities exchange, we are not required to have a board of directors comprised of a majority of independent directors. Nevertheless, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise all of the members of our board of directors, are independent directors within the meaning of the NASDAQ listing standards: Robert A. Crisafulli, Andrew A. Levy, Richard S. McGowan and Walter M. Schenker.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Identification of the Audit Committee.

The members of the Audit Committee are Mr. Crisafulli (Chair) and Mr. Schenker. Our board of directors has determined that Messrs. Crisafulli and Schenker each satisfy the independence standards for the Audit Committee established by the applicable rules and regulations of the SEC and Nasdaq. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. The Audit Committee charter is posted and can be viewed in the “Corporate Governance” section of our website at www.techprecision.com.

d)	Audit Committee Financial Expert.

Our board of directors has determined that Mr. Crisafulli, who is the Chair of the Audit Committee, is an “audit committee financial expert” as that term is defined under the applicable rules and regulations of the SEC.

e)	Shareholder Nomination Process.

Stockholders may recommend individuals to our board of directors for consideration as potential director candidates by timely submitting their name, along with the additional information and materials required by our by-laws, to TechPrecision Corporation, 1 Bella Drive, Westminster, MA 01473, Attention: Corporate Secretary. Our by-laws provide that stockholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of stockholders must provide timely notice of their proposal in writing to the corporate secretary.

Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders, our board of directors will evaluate those candidates by following the same process, and applying the same criteria, discussed above.

A copy of the full text of the provisions of our by-laws discussed above may be obtained by writing to our corporate secretary and all notices and nominations referred to above must be sent to our corporate offices at the following address: TechPrecision Corporation, 1 Bella Drive, Westminster, MA 01473, Attention: Corporate Secretary.

f)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

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

Item 11.    Executive Compensation

Summary Compensation Table

The Company has determined that it only has two executive officers, based on relevant SEC rules. Accordingly, set forth below is information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our principal executive officer, who also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company and (ii) Thomas Sammons, our most highly compensated executive officer other than the principal executive officer who was serving as an executive officer at the end of the Company's last completed fiscal year. Together, such individuals are referred to as our Named Executive Officers.

	Fiscal			Option	Stock	All Other
Name and Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Total ($)
Alexander Shen,	2022	$300,000	$35,000	—	$17,000	$4,742	$356,742
Chief Executive Officer	2021	$300,000	—	—	—	$5,500	$305,500
Thomas Sammons,	2022	$230,193	$35,000	—	$17,000	$411	$282,604
Chief Financial Officer	2021	$210,000	—	—	—	$335	$210,335
(1)	There were no option awards granted during fiscal 2021. The number of stock options outstanding as of March 31, 2021 for each executive was: Alexander Shen: 1,770,000; Thomas Sammons: 500,000.
(2)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with ASC Topic 718. On January 24, 2022, each executive officer received a grant of restricted stock awards that vest in full on January 24, 2023.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards	Stock Awards
						Equity
						incentive
						plan awards:
					Equity	Market or
Number of Securities Underlying		Number of			incentive	payout
		Securities			plan awards:	value of
		Underlying			Number of	unearned
	Unexercised	Unexercised	Option	Option	shares that	shares that
	Options (#)	Options (#)	Exercise	Expiration	have not	have not
Name	Exercisable	Unexercisable	Price	Date	vested	vested ($)
Alexander Shen(1)	770,000	—	$0.08	August 11, 2025
Alexander Shen(2)	1,000,000	—	$0.50	December 26, 2026
Thomas Sammons(3)	500,000	—	$0.17	January 20, 2026
Alexander Shen(4)					10,000	$16,700
Thomas Sammons(4)					10,000	$16,700
(1)	Options granted to Mr. Shen on August 12, 2015 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversary of the grant date.
(2)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 333,333 options vested on the first anniversary of the grant date.
(3)	Options granted to Mr. Sammons on January 21, 2016 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversaries of the grant date.
(4)	Restricted shares granted to Messrs. Shen and Sammons vest in full on January 24, 2023, the first anniversary date of the grant date.

Employment Agreements

As of March 31, 2022, we had employment agreements with each of our Named Executive Officers.

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

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary of $300,000, increased by the board of directors from $275,000, which may be increased from time to time by the board of directors, and was awarded a one-time grant of options to purchase 1,000,000 shares of our Common Stock, which vested in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. Mr. Shen’s annual base salary has since been increased to $300,000. The exercise price of the options is equal to the closing market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 75% of Mr. Shen’s annual base salary, which target was increased by the board of directors from 60%. The CEO Employment Agreement provides that the Company was required to pay no less than one-half of the targeted bonus amount for fiscal 2015. Mr. Shen is entitled to participate fully in our employee benefit plans and programs and is entitled to four weeks of vacation per year. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer. Under the terms of the CEO Employment Agreement, and in connection with his relocation to Westminster, Massachusetts, Mr. Shen was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

Pursuant to the terms of the CEO Employment Agreement and subject to Mr. Shen’s execution of a release of claims in favor of the Company, in the event we terminate Mr. Shen’s employment without “cause” (as defined below) or Mr. Shen resigns his employment for “good reason” (as defined below) at any time during the six-month period following a change in control, he will be entitled to receive continuation of his base salary for twelve months following termination of his employment, payable under the Company’s normal payroll practices. We may terminate the CEO Employment Agreement for cause upon seven days written notice, during which period Mr. Shen may contest his termination before our board of directors.

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

Thomas Sammons Employment Agreement

On March 31, 2016, we entered into an Employment Agreement with Thomas Sammons (the “Sammons Employment Agreement”), which became effective as of January 20, 2016 and governs Mr. Sammons’s employment as our Chief Financial Officer. Pursuant to the Sammons Employment Agreement, Mr. Sammons: (i) receives an annual base salary of $235,000, increased by the board of directors from $200,000; (ii) received an award of stock options to purchase 500,000 shares of our Common Stock pursuant to the TechPrecision Corporation 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), with an exercise price equal to the fair market value of the Common Stock on the grant date and which vested in substantially equal amounts on the date of initial grant and each of the subsequent two anniversaries of the date of grant; and (iii) will be eligible for an annual cash performance bonus of up to 50% of base salary, subject to goals and objectives set by the Chief Executive Officer and our board of directors. Under the Sammons Employment Agreement, Mr. Sammons also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally. Under the terms of the Sammons Employment Agreement and in connection with his relocation to Westminster, Massachusetts, Mr. Sammons was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

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

In addition to the compensation and severance arrangements described above, the Sammons Employment Agreement contains customary provisions (i) prohibiting Mr. Sammons from divulging to third parties or using confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Mr. Sammons during the term of his employment with the Company are the sole property of the Company; and (iii) prohibiting Mr. Sammons from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one year anniversary of the termination of his employment.

2016 Long-Term Incentive Plan

The purposes of the Company’s 2016 Long-Term Incentive Plan (the “2016 Plan”) are to: (a) enable the Company and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company.

Employees, directors, consultants and other individuals who provide services to the Company or its affiliates are eligible to be granted awards under the 2016 Plan; provided, however, that only employees of the Company or any parent company or subsidiary of the Company are eligible to be granted incentive stock options. As of March 31, 2022, approximately 159 employees and four non-employee directors are eligible to participate in the 2016 Plan, and there were outstanding options granted under the 2016 Plan to purchase 2,670,000 shares of our Common Stock with a weighted-average exercise price of $0.343. This amount included options to purchase 2,270,000 shares of our Common Stock issued to our executive officers. As of March 31, 2022, the closing price of our Common Stock was $1.67 per share.

Additional Retirement Benefits

During fiscal 2022, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code, and receive a matching Company contribution.

Board of Directors Compensation

Fees and Equity Awards for Non-Employee Directors

The fee structure for non-employee directors is as follows:

Fee Category	Fees
Quarterly Retainer	$6,000
Audit Committee Chair – Annual Retainer	$5,000
Chair – Annual Retainer	$12,000

In addition, our Board has provided that each non-employee director is eligible for an annual grant of 50,000 options to purchase shares of our Common Stock or 50,000 shares of restricted stock, as determined by the Board, under the 2016 TechPrecision Equity Incentive Plan.

Director Compensation Table

The following table sets forth compensation paid to each director who served during the year ended March 31, 2022.

Name	Fees Earned(1)	Option Awards(2)	Stock Awards(3)	Totals
Andrew Levy	$39,000	—	$43,750	$82,750
Robert A. Crisafulli	$29,000	—	$43,750	$72,750
Richard S. McGowan	$51,000	—	$43,750	$94,750
Walter M. Schenker	$24,000	—	$43,750	$67,750
(1)	The members of the board of directors earned all fees for serving on the board of directors during fiscal 2022. Messrs. Levy and McGowan each received an additional cash fee of $15,000 in recognition of their efforts in connection with the Company’s acquisition of Stadco.
(2)	There were no option awards granted during fiscal 2021. The number of stock options outstanding as of March 31, 2022 for each director was: Mr. Levy: 150,000; Mr. Crisafulli: 100,000; Mr. McGowan: 100,000; and Mr. Schenker: 100,000.
(3)	Represents the aggregate grant date fair value of restricted stock awards computed in accordance with ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022. On September 17, 2021, each director then serving on the Company’s board of directors was granted 25,000 restricted shares of Common Stock, for a total of 100,000 shares. The number of unvested shares of restricted stock outstanding as of March 31, 2022 for each director was: Mr. Levy: 25,000; Mr. Crisafulli: 25,000; Mr. McGowan: 25,000; and Mr. Schenker 25,000.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

There are no individuals or entities known by TechPrecision (through their Section 13 filings), excluding directors and Named Executive Officers, to own more than 5% of the outstanding Common Stock as of June 30, 2022.

The following table provides information as to shares of our Common Stock beneficially owned, as of June 30, 2022, by:

●	each of our current directors;
●	each Named Executive Officer; and
●	all current directors and executive officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our Common Stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock that may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of the measurement date, June 30, 2022. As of June 30, 2022, 2022, there were 34,307,450 shares of our Common Stock outstanding.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

	Shares of
Name	common stock	Percentage
Andrew A. Levy(1)	2,003,100	5.81%
Alexander Shen(2)	1,821,879	5.05%
Walter M. Schenker(3)	1,527,073	4.44%
Thomas Sammons(4)	537,189	1.54%
Richard S. McGowan(5)	430,064	1.25%
Robert Crisafulli(5)	200,000	*
All executive officers and directors as a group (six individuals)(6)	6,519,305	17.61%
*	Percentage of shares beneficially owned does not exceed one percent of the class.
(1)	Includes 150,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2022.
(2)	Includes 1,770,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2022.
(3)	According to a Schedule 13D filed by Maz Partners LP (“MAZ Partners”), MAZ Capital Advisers, LLC (“MAZ Capital”) and Mr. Schenker on February 13, 2018, MAZ Partners, MAZ Capital and Mr. Schenker share voting and dispositive power over 1,279,073 shares of the Company’s common stock, which are included in this amount. Mr. Schenker is the sole managing member of MAZ Capital, which is the sole general partner of MAZ Partners. This amount also includes (a) 100,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2022 and (b) 58,000 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power.

(4)	Includes 500,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2022.
(5)	Includes 100,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2022.
(6)	Includes 2,720,000 shares of Common Stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of June 30, 2022.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2022, regarding shares of common stock that may be issued under the Company’s only equity compensation plan under which any awards are currently outstanding, the 2016 Plan, approved by the Company’s stockholders. There are no equity compensation plans not approved by the Company’s stockholders.

Number of
	securities to	Weighted
	be	average	Number of
	issued upon	exercise	securities
	exercise of	price of	available
	outstanding	outstanding	for future
Plan Category	options	options	issuance
Equity compensation plans approved by security holders (1)	2,670,000	$0.343	1,350,000
Equity compensation plans not approved by security holders	—	—	—
Totals	2,670,000	$0.343	1,350,000

(1) stock options exercisable and vested under the 2016 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party Transaction Policy

All transactions with related parties that may present actual, potential or perceived conflicts of interest are subject to approval by the Audit Committee, under the terms of the Audit Committee’s charter. As part of its review of related party transactions, the Audit Committee generally seeks to obtain evidence regarding whether the terms of the related party transaction are market-based. The Audit Committee relies on such information, in addition to other transaction-specific factors, in its review and approval of related party transactions.

Related Person Transactions

We are not aware of any transactions, since April 1, 2021, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our Common Stock, any member of the immediate family of any of the foregoing persons or any other “related person” (as defined under the rules of the SEC), had or will have a direct or indirect material interest.

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Fees and Services

The following is a summary of fees for professional services rendered by Marcum LLP for the years ended:

	March 31, 2022	March 31, 2021
Audit Fees	$483,855	$260,870
Audit related fees	—	—
Tax fees	—	—
All other fees	17,155	51,500
Total	$501,010	$312,370

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

Tax fees. There were no fees paid to Marcum LLP for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2022 and 2021.

All other fees. Other fees related to due diligence on the Stadco acquisition were paid to Marcum in the fiscal years ended March 31, 2022 and 2021.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2022 and fiscal 2021 were pre-approved by the Audit Committee

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended March 31, 2022 and 2021

Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020	8-K	000-51378	October 20, 2020	2.1
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz	8-K	000-51378	February 3, 2021	10.2
2.3	Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative	8-K	000-51378	July 26, 2021	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
4.1	Description of Securities	10-K	000-51378	June 10, 2021	4.1
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen	8-K	000-51378	December 28, 2016	10.3
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan	10-Q	000-51378	February 14, 2017	10.4
10.3†	First Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	000-51378	February 15, 2022	10.1
10.4†	2006 Long-term Incentive Plan, as restated effective November 22, 2010	10-Q	000-51378	February 14, 2011	10.2
10.5†	Form of Option Award Agreement for Directors	8-K	000-51378	June 17, 2013	10.1
10.6†	Form of Restricted Stock Award Agreement	8-K	000-51378	March 20, 2014	10.1
10.7†	Form of Restricted Stock Award		000-51378	December 18, 2018	10.1
10.8†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen	8-K	000-51378	November 20, 2014	10.1

10.9†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons	8-K	000-51378	April 6, 2016	10.1
10.10	Loan Agreement, dated December 20, 2016, by and between Ranor, Inc. and Commerce Bank & Trust Company	8-K	000-51378	December 28, 2016	10.1
10.11	First Modification to Loan Agreement dated June 6, 2018 by and between Ranor, Inc. and Berkshire Bank	8-K	000-51378	June 11, 2018	10.1
10.12	Second Modification to Loan Agreement and First Modification and Allonge to Promissory Note	8-K	000-51378	December 21, 2018	10.1
10.13	Third Modification to Loan Agreement dated December 23, 2019 by and between Ranor, Inc. and Berkshire Bank	8-K	000-51378	December 30, 2019	10.1
10.14	Promissory Note, dated May 8, 2020, made by Ranor, Inc.	8-K	000-51378	May 14, 2020	10.1
10.15	Fourth Modification to Loan Agreement and First Modification and Allonge to Amended and Restated Promissory Note, dated December 18, 2020, between Ranor, Inc. and Berkshire Bank	8-K	000-51378	December 21, 2020	10.1
10.16	Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank	8-K	000-51378	August 30, 2021	10.11
10.17	First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 20, 2021	10.1
10.18	Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note, dated as of March 18, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	March 21, 2022	10.1
10.19	Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note, dated as of June 16, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	June 23, 2022	10.1
10.20	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A.	8-K	000-51378	April 29, 2021	10.1
10.21	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.22	Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco	8-K	000-51378	August 30, 2021	10.1
10.23	Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landlord*	8-K	000-51378	August 30, 2021	10.2
10.24	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1

10.25	Stock and Warrant Purchase Agreement, dated effective as of August 24, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC and Five Crowns Credit Partners, LLC*	8-K	000-51378	August 30, 2021	10.5
10.26	Warrant, issued as of August 25, 2021, by TechPrecision Corporation to Five Crowns Capital, LLC (incorporated herein by reference to Exhibit to our Current Report on, filed with the Commission on).	8-K	000-51378	August 30, 2021	10.6
10.27	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Douglas A. Paletz	8-K	000-51378	August 30, 2021	10.7
10.28	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Babak Parsi	8-K	000-51378	August 30, 2021	10.8
10.29	Debt Conversion Agreement, dated as of August 25 2021, among TechPrecision Corporation, Stadco and Vanguard Electronic Company	8-K	000-51378	August 30, 2021	10.9
10.30	Form of PIPE Agreement	8-K	000-51378	August 30, 2021	10.10
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Marcum LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2022 and 2021; (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021; and (v) the Notes to the Consolidated Financial Statements.

						X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

† Management contract or compensatory arrangement or plan

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

TechPrecision Corporation

August 9, 2022	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer	August 9, 2022
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	August 9, 2022
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairperson	August 9, 2022
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	August 9, 2022
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	August 9, 2022
Andrew A. Levy

/s/ Walter M. Schenker	Director	August 9, 2022
Walter M. Schenker