Form 10-Q
period 2022-06-30
TECHPRECISION CORP
filed 2022-09-15
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of September 13, 2022 was 34,307,450.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$573,638	$1,052,139
Accounts receivable	2,507,367	3,009,249
Contract assets	8,802,642	8,350,231
Raw materials	1,037,969	874,538
Work-in-process	1,861,898	1,360,137
Other current assets	728,065	1,421,459
Total current assets	15,511,579	16,067,753
Property, plant and equipment, net	12,936,156	13,153,165
Right of use asset, net	6,219,245	6,383,615
Deferred income taxes	2,300,484	2,126,770
Other noncurrent assets, net	680,256	121,256
Total assets	$37,647,720	$37,852,559
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,908,129	$3,426,921
Accrued expenses	3,458,285	3,435,866
Contract liabilities	1,786,402	1,765,319
Current portion of long-term lease liability	629,113	593,808
Current portion of long-term debt	3,083,956	4,093,079
Total current liabilities	12,865,885	13,314,993
Long-term debt, net	2,990,063	3,114,936
Long-term lease liability	5,678,788	5,853,791
Other noncurrent liability	1,298,274	305,071
Total liabilities	22,833,010	22,588,791
Commitments and contingencies (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, 34,307,450 shares issued and outstanding at June 30, 2022 and March 31, 2022	3,430	3,430
Additional paid in capital	14,689,878	14,637,771
Retained earnings	121,402	622,567
Total stockholders’ equity	14,814,710	15,263,768
Total liabilities and stockholders’ equity	$37,647,720	$37,852,559

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three months ended June 30,
	2022	2021
Net sales	$7,076,357	$3,412,229
Cost of sales	6,259,139	2,579,561
Gross profit	817,218	832,668
Selling, general and administrative	1,375,227	732,608
(Loss) income from operations	(558,009)	100,060
Other (expense) income	(33,225)	10,390
Interest expense	(83,645)	(29,878)
PPP loan forgiveness	—	1,317,100
Total other (expense) income, net	(116,870)	1,297,612
(Loss) income before income taxes	(674,879)	1,397,672
Income tax (benefit) provision	(173,714)	26,580
Net (loss) income	$(501,165)	$1,371,092
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	42
Other comprehensive (loss) income, net of tax	—	42
Comprehensive (loss) income	$(501,165)	$1,371,134
Net (loss) income per share - basic	$(0.01)	$0.05
Net (loss) income per share - diluted	$(0.01)	$0.04
Weighted average number of shares outstanding - basic	34,307,450	29,498,662
Weighted average number of shares outstanding - diluted	34,307,450	31,054,110

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation	—	—	33,500	—	—	33,500
Net income	—	—	—	—	1,371,092	1,371,092
Foreign currency translation adjustment	—	—	—	42	—	42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	$2,343,493	$11,346,482

Balance 3/31/2022	34,307,450	$3,430	$14,637,771	$—	$622,567	$15,263,768
Stock-based compensation	—	—	52,107	—	—	52,107
Net loss	—	—	—	—	(501,165)	(501,165)
Balance 6/30/2022	34,307,450	$3,430	$14,689,878	$—	$121,402	$14,814,710

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(501,165)	$1,371,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	585,361	182,678
Amortization of debt issue costs	13,399	8,824
Stock based compensation expense	52,107	33,500
Change in contract loss provision	18,402	(69,951)
Deferred income taxes	(173,714)	26,580
Change in fair value of contingent consideration	(33,474)	—
PPP loan forgiveness	—	(1,317,100)
Changes in operating assets and liabilities:
Accounts receivable	501,882	(547,344)
Contract assets	(452,411)	716,600
Work-in-process and raw materials	(665,192)	239,012
Other current assets	693,394	3,607
Accounts payable	481,208	(331,079)
Accrued expenses	(85,348)	(389,586)
Contract liabilities	21,083	210,215
Other noncurrent liabilities	993,203	—
Net cash provided by operating activities	1,448,735	137,048
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset deposit	(559,000)	—
Purchases of property, plant and equipment	(203,981)	(4,198)
Net cash used in investing activities	(762,981)	(4,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	(6,268)	—
Principal payments for leases	(16,860)	—
Net payments under revolver loan	(987,002)	—
Repayment of long-term debt	(154,125)	(27,166)
Net cash used in financing activities	(1,164,255)	(27,166)
Effect of exchange rate on cash and cash equivalents	—	(20)
Net (decrease) increase in cash and cash equivalents	(478,501)	105,664
Cash and cash equivalents, beginning of period	1,052,139	2,130,711
Cash and cash equivalents, end of period	$573,638	$2,236,375
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$69,799	$32,746

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or “TechPrecision”, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or “Ranor.” Ranor, together with its predecessors, has been in continuous operation since 1956. The name was changed to TechPrecision Corporation on March 6, 2006.

TechPrecision is the parent company of Ranor, Westminster Credit Holdings, LLC, or “WCH”, Stadco New Acquisition, LLC, or “Acquisition Sub”, Stadco and Wuxi Critical Mechanical Components Co., Ltd., or “WCMC”, a wholly foreign owned enterprise. WCMC was dissolved and deregistered in November 2021 and has had no customers or operations for over five years. TechPrecision, Ranor, WCH, WCMC (until November 2021), Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

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

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. All our operations and customers are in the United States, or “U.S.”.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and WCMC, until its disposition. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2022 and March 31, 2022, the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ equity for the three months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on August 10, 2022.

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to revenue recognition and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Risks and Uncertainties - For the three months ended June 30, 2022 and 2021, there were no events related to Coronavirus Disease (COVID-19) that had a material impact on our operating margins. The Company will continue to monitor the impacts of COVID-19 and any government-imposed actions thereto.

Liquidity and Going Concern – We reported a net loss of $0.5 million for the three months ended June 30, 2022. We reported net a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income.

As of June 30, 2022, we had $4.5 million in total available liquidity, consisting of $0.6 million in cash and cash equivalents, and $3.9 million in undrawn capacity under our revolver loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our revolver loan.

On June 16, 2022, Ranor entered into a Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. The Company has commenced negotiations of a further amended and restated loan agreement with Berkshire Bank, including a potential modification of the loan covenants. We intend to refinance the original term loan made by Berkshire Bank to Ranor in the principal amount of $2.85 million (the “Ranor Term Loan”) by borrowing on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations and lowering our debt levels and debt service requirements. However, there can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

Our debt financing agreements limit our capital expenditures to $1.5 million annually and contain loan to value, balance sheet leverage, and debt service coverage ratio covenants. At June 30, 2022, the Company was not in compliance with all of these financial covenants.

Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at June 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure new long-term financing on terms consistent with our near-term business plans.

We had cash and cash equivalents of $0.6 million and working capital of $2.6 million, a decrease of $0.2 million when compared to March 31, 2022. We believe our available cash, plus cash expected to be provided by operations, Employee Retention Credit cash refunds of approximately $0.9 million, and borrowing capacity available under the revolver loan (until the expiration date of December 20, 2022), will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. Our revolver loan matures in December 2022 and will not be available to provide liquidity unless it is renewed. The Company intends to renew the revolver loan with Berkshire Bank. There was $0.3 million outstanding under the revolver loan at June 30, 2022, and $3.9 million of available liquidity.

The uncertainty associated with the refinancing of the Ranor Term Loan which is due on September 16, 2022, and the Revolver Loan which is due on December 20, 2022, raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the three months ended June 30, 2022, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – BUSINESS COMBINATION

Stadco Acquisition

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement, dated as of October 16, 2020, or the “SPA”, among TechPrecision, Stadco New Acquisition LLC, Stadco Acquisition, LLC, or “Holdco”, and each stockholder of Holdco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

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

Stadco’s assets and liabilities were measured at estimated fair values on August 25, 2021, primarily using Level 1 and Level 3 inputs. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that could require payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allows the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock is less than the target stock price stated in each agreement, TechPrecision will issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements are guaranteed and, only the number of shares issued can vary, with the final measurement date and amount to be determined on the one-year anniversary date. Since the contract does not specify a fixed maximum number of shares to be issued on the anniversary date, should the company determine to satisfy the contingent consideration with shares, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation may be required to be issued. In any case, the maximum value of the contingent consideration will be $2,269,000, whether paid in shares of common stock or in cash, or both. The estimated liability associated with the contingent consideration was valued under a Monte Carlo simulation and had a balance of $96,909 on June 30, 2022. The fair value of the contingent consideration was estimated using the Monte Carlo model based on the closing stock prices at the period end date and expected volatility of 50.0% based on the historical volatility of our common stock.

Measurement Period Adjustments

The Company has completed the process of measuring the fair value of assets acquired and liabilities assumed. In the third and fourth quarters of fiscal 2022, the Company made certain measurement period adjustments to reflect the facts and circumstances in existence at the acquisition date. These measurement period adjustments are related to changes in preliminary assumptions and initial estimates that would have been recognized if all the facts and circumstances had been known at the time of acquisition. The table below presents the fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date in accordance with Accounting Standards Codification (“ASC”) 805.

					Adjusted
	Reported at	ERTC	Customer	Fixed	Totals
	August 25,	refundable	claim[2]	Asset	August 25,
	2021	credit[1]	Warrant[3]	Valuation[4]	2021
Total consideration transferred	$10,163,164	—	$46,256	—	$10,209,420
Recognized amounts of identifiable assets acquired and liabilities assumed:	—	—	—	—	—
Accounts receivable	1,247,015	—	—	—	1,247,015
Inventory	927,188	—	—	—	927,188
Other current assets	4,323,593	1,093,661	—	—	5,417,254
Property, plant, and equipment and right of use assets	15,074,273	—	—	897,488	15,971,761
Accounts payable, accrued expenses, and other current liabilities	(5,882,048)	(164,049)	(606,415)	—	(6,652,512)
Lease obligations	(6,701,286)	—	—	—	(6,701,286)
Net assets	8,988,735	929,612	(606,415)	897,488	10,209,420
Goodwill	1,174,429	(929,612)	652,671	(897,488)	—
Total	$10,163,164	$—	$46,256	$—	$10,209,420

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

Supplemental Pro Forma Information

The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on April 1, 2021. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved from the acquisition.

The following table discloses the pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2021, for the three months ended June 30, 2021:

Pro Forma
Three months
ended
June 30, 2021
Net sales	$7,835,528
Operating income	$61,355
Income before income taxes	$1,190,153
Net income	$1,162,625
EPS basic	$0.03
EPS dilutive	$0.03
Weighted average shares outstanding:
Basic	34,267,450
Diluted	35,822,898

The pro forma results include adjustments for the purchase accounting impact, including, but not limited to, depreciation and amortization associated with the acquired tangible assets, and an adjustment for interest expense related to the new long-term debt, the alignment of accounting policies, and the elimination of transactions between TechPrecision and Stadco.

Adjustments included in the pro forma results for the three months ended June 30, 2021, are as follows:

●	Included expense in cost of goods sold of $53,712 for depreciation and amortization from a valuation adjustment to Stadco’s property, plant and equipment and the recognition of a new right-of-use asset for Stadco’s property lease that more than offset a reversal of historical rent expense.
●	In selling, general and administrative, excluded non-recurring expense of $311,905 for consulting, legal, diligence and bank fees, and nominal costs incurred in connection with the acquisition of Stadco. Also excluded was $188,806 of management fees due to then preferred stockholders of Stadco.
●	Excluded interest expense for $160,261 resulting from the reduction in Stadco’s bank debt and applicable interest rates, partially offset by additional interest expense related to Stadco leases.

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

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended June 30, 2022	$6,840,924	$235,433	$7,076,357
Three months ended June 30, 2021	$3,103,132	$309,097	$3,412,229

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2022	$6,622,093	$454,264	$7,076,357
Three months ended June 30, 2021	$3,122,649	$289,580	$3,412,229

As of June 30, 2022, the Company had $45.9 million of remaining performance obligations, of which $43.6 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the three months ended:

	June 30, 2022		June 30, 2021
Customer	Amount	Percent	Amount		Percent
A	$1,296,387	18%		$1,303,772	38%
B	$1,763,591	25%	$	*	*	%
C	$735,758	11%		$938,856	28%
D	$1,071,874	15%	$	*	*	%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the three months ended June 30, 2022, we recognized revenue of approximately $0.5 million related to our contract liabilities at April 1, 2022. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
June 30, 2022	$15,185,780	$(6,383,138)	$8,802,642
March 31, 2022	$14,216,187	$(5,865,956)	$8,350,231

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The income tax benefit was $173,714 for the three months ended June 30, 2022, and the provision for income taxes was $26,580 for the three months ended June 30, 2021. The Company’s effective tax rate for the three months ended June 30, 2022 was 25.7%. The Company’s effective tax rate to the three months ended June 30, 2021, was approximately 2%, due to the nontaxable PPP loan forgiveness item of $1.3 million disclosed in the condensed consolidated statement of operations.

The valuation allowance on deferred tax assets was approximately $2.0 million at June 30, 2022. We believe that it is more likely than not that the benefit from certain state net operating losses, or NOLs, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the three months ended:

	June 30,	June 30,
	2022	2021
Basic EPS
Net (loss) income	$(501,165)	$1,371,092
Weighted average shares	34,307,450	29,498,662
Net (loss) income per share	$(0.01)	$0.05
Diluted EPS
Net (loss) income	$(501,165)	$1,371,092
Dilutive effect of stock options	—	1,555,448
Weighted average shares	34,307,450	31,054,110
Net (loss) income per share	$(0.01)	$0.04

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended June 30, 2022, there were potential anti-dilutive stock options and warrants of 2,720,000 and 100,000, respectively, none of which were included in the earnings per share calculations above.

NOTE 7 – STOCK-BASED COMPENSATION

The 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, is designed to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 5,000,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 5,000,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the “2006 Plan”, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

At June 30, 2022, there were 1,350,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Outstanding at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66
Outstanding at 6/30/2022	2,670,000	$0.343	$3,130,450	4.42
Vested or expected to vest at 6/30/2022	2,670,000	$0.343	$3,130,450	4.42
Exercisable and vested at 6/30/2022	2,670,000	$0.343	$3,130,450	4.42

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on the fair market value of the Company’s common stock.

The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2022 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	3.35	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	4.90	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Restricted Stock Awards

Our board periodically authorizes the issuance of restricted stock as service-based awards measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vest and cease to be subject to forfeiture one year from the grant date. Each grantee is required to have been serving as a director on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company has terminated prior to the vesting date, subject to certain exceptions, the grantee’s restricted stock is forfeited automatically.

On September 17, 2021, we granted a total of 100,000 shares of restricted stock under the 2016 Plan to the members of the board of directors. The stock-based compensation expense of $175,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

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

Total recognized compensation cost related to the restricted stock awards for the three months ended June 30, 2022 was $52,107. On June 30, 2022 there was $56,973 of unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On June 30, 2022, there were trade accounts receivable balances outstanding from three customers comprising 67% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2022			March 31, 2022
Customer	Dollars		Percent	Dollars		Percent
A		$875,027	35%		$1,079,264	36%
B	$	*	* %		$436,051	14%
C		$521,107	21%	$	*	* %
D		$265,937	11%		$382,789	13%
E	$	*	* %		$309,500	10%

  *less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2022	March 31, 2022
Prepaid taxes	$4,222	$26,497
ERC refundable credits	347,208	1,093,661
Prepaid insurance	148,878	184,275
Prepaid subscriptions	132,113	66,098
Payments advanced to suppliers	21,100	21,100
Employee advances	12,517	9,668
Prepaid advisory fees, other	62,027	20,160
Total	$728,065	$1,421,459

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	June 30, 2022	March 31, 2022
Land	$110,113	$110,113
Building and improvements	3,289,901	3,289,901
Machinery equipment, furniture, and fixtures	20,934,635	20,860,152
Construction in progress	129,498	—
Total property, plant, and equipment	24,464,147	24,260,166
Less: accumulated depreciation	(11,527,991)	(11,107,001)
Total property, plant and equipment, net	$12,936,156	$13,153,165

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2022	March 31, 2022
Accrued compensation	$939,530	$947,938
Provision for claims	935,382	935,382
Provision for contract losses	358,674	340,272
Accrued professional fees	316,758	513,379
Accrued project costs	576,175	487,869
Contingent consideration	96,909	63,436
Other	234,857	147,590
Total	$3,458,285	$3,435,866

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

NOTE 12 – DEBT

Long-term debt included the following as of:	June 30, 2022	March 31, 2022
Stadco Term Loan, at 3.79% interest, due August 2028	$3,578,102	$3,705,792
Ranor Term Loan, at 5.21% interest, due September 2022	2,336,691	2,363,126
Ranor Revolver Loan, at 2.75% interest, due December 2022	300,000	1,287,002
Total debt	$6,214,793	$7,355,920
Less: debt issue costs unamortized	$140,774	$147,905
Total debt, net	$6,074,019	$7,208,015
Less: Current portion of long-term debt	$3,083,956	$4,093,079
Total long-term debt, net	$2,990,063	$3,114,936

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the seven-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

The Company is required to pay a late charge in the amount of 5% of each payment due under the Stadco Term Loan (other than the balloon payment due at maturity) that is more than ten days in arrears. In addition, from and after the date on which the Stadco Term Loan becomes, or at Berkshire Bank’s option, could become due and payable (whether accelerated or not), at maturity, upon default or otherwise, interest shall accrue and shall be immediately due and payable at the default rate equal to 5% per annum greater than the interest rate otherwise in effect, but in no event higher than the maximum interest rate permitted by law.

Unamortized debt issue costs at June 30, 2022 and March 31, 2022 were $63,753 and $71,617, respectively.

Ranor Term Loan

The Ranor Term Loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million. Payments began on January 20, 2017 and were made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date.

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

In accordance with the amended loan agreement, the maximum amount that can now be borrowed under the Revolver loan is $5.0 million. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5.0 million or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the amended and restated loan agreement among the Company, certain subsidiaries of the Company, and Berkshire Bank, dated August 25, 2021 (the “Loan Agreement”).

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

There was approximately $0.3 million outstanding under the Revolver Loan at June 30, 2022. Interest payments made under the Revolver Loan were $1,961 for the three months ended June 30, 2022. The weighted average interest rate at June 30, 2022 and March 31, 2022 was 2.75% and 2.67%, respectively. Unused borrowing capacity at June 30, 2022 and March 31, 2022 was approximately $3.9 million and $2.8 million, respectively.

Unamortized debt issue costs at March 31, 2022 and 2021 were $77,021 and $76,288, respectively.

Berkshire Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the “Berkshire Loans”, may be accelerated upon the occurrence of an event of default as defined in the Berkshire Loan Agreement. Upon the occurrence and during the continuance of any of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of any event specified in the loan agreement, the unpaid principal amount of the Loans and the Notes together with accrued interest and all other obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision to the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter or-annual period of TechPrecision on a trailing twelve (12) month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within sixty days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within one hundred twenty days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock-based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to shareholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. Total Debt Service shall mean an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

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

The Borrowers agree that their combined annual capital expenditures shall not exceed $1.5 million. Compliance shall be tested annually, commencing with the fiscal year ending March 31, 2022. The Company was in compliance with all of the financial covenants at March 31, 2022.

The Borrowers agree to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. Loan-to-Value Ratio means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

At June 30, 2022, the Company was not in compliance with all of these financial covenants. Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at June 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

NOTE 13 - OTHER NONCURRENT LIABILITY

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment in January 2022 and two additional payments April 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. Customer payments received of $1.3 million and $0.3 million are recorded as a noncurrent liability in the condensed consolidated balance sheet at June 30, 2022 and March 31, 2022, respectively.

NOTE 14 – LEASES

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	June 30, 2022	March 31, 2022
Finance lease:
Right of use asset – operating lease	$6,649,744	$6,649,744
Right of use asset – finance leases	125,032	125,032
Amortization	(555,531)	(391,161)
Right of use asset, net	$6,219,245	$6,383,615
Lease liability – operating lease	$6,251,853	$6,374,691
Lease liability – finance leases	56,048	72,908
Total lease liability	$6,307,901	$6,447,599

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2022	June 30, 2021
Operating lease amortization	$158,071	$1,234
Finance lease amortization	$6,300	$2,283
Finance lease interest	$544	$362

Weighted average lease term and discount rate at:	June 30, 2022	June 30, 2021
Lease term (years) – finance	2.70	5.00
Lease term (years) – operating	8.00	—
Lease rate - finance	3.7%	3.2%
Lease rate - operating	4.5%	—

Supplemental cash flow information related to leases for the three months ended:	June 30, 2022	June 30, 2021
Cash used in operating activities	$193,393	$1,596
Cash used in financing activities	$16,860	$2,113

Maturities of lease liabilities as of June 30 for each of the next five years and thereafter:

2023	$911,059
2024	952,881
2025	948,701
2026	946,226
2027	938,801
Thereafter	2,738,171
Total lease payments	$7,435,839
Less: imputed interest	1,127,938
Total	$6,307,901

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2022 for future executive salaries and bonus was approximately $0.6 million. The aggregate commitment at June 30, 2022 for accrued payroll, vacation and holiday pay was approximately $0.8 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $22,123 and $21,388 for the three months ended June 30, 2022 and 2021, respectively.

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

The following table provides summarized financial information for our segments:	June 30, 2022	June 30, 2021
Ranor	$4,725,931	$3,412,229
Stadco	2,350,426	—
Net sales from external customers	$7,076,357	$3,412,229
Ranor operating income	1,352,662	427,466
Stadco operating loss	(1,458,791)	—
Corporate and unallocated (1)	(451,880)	(327,406)
Total operating (loss) income	$(558,009)	$100,060
Interest expense and other expense	(116,870)	(19,488)
PPP loan forgiveness	—	1,317,100
Consolidated (loss) income before income taxes	$(674,879)	$1,397,672
Depreciation and amortization
Ranor	131,600	182,678
Stadco	453,761	—
Totals	$585,361	$182,678
Capital expenditures
Ranor	62,233	4,198
Stadco	141,748	—
Totals	$203,981	$4,198
(1)Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

Prior period segment data is restated to reflect the new reportable segments.

NOTE 17 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this ASU on April 1, 2022 did not have a significant impact on the Company’s financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The adoption of these amendments on April 1, 2022 did not have a material impact on our financial statements and disclosures.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors, including the COVID-19 pandemic, Russia’s invasion of Ukraine, high inflation and increasing interest rates, that may be outside of our control;
●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates;
●	unexpected costs, charges or expenses resulting from the recently completed acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Impact of COVID-19 Pandemic

At the beginning of calendar year 2020, the novel strain of coronavirus known as COVID-19 spread worldwide, including to U.S jurisdictions where the Company does business, and became a global pandemic. The United States Government declared a national emergency and various state governments imposed “lockdown” and “shelter-in-place” orders intended to reduce the spread of COVID-19 that have severely restricted business, social activities and travel. The Governors of the Commonwealth of Massachusetts and state of California, in which jurisdiction the Company’s manufacturing and executive offices are located, issued similar emergency orders in March 2020. Although the emergency order for Massachusetts has expired, the national emergency declaration was renewed on July 15, 2022 and the California emergency order remains in effect. As a designated “COVID-19 Essential Service” we continued our operations throughout the pendency of the orders.

Our production facilities continue to operate as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities have not impaired our ability to maintain operations. Our results of operations and cash flows during the three months ended June 30, 2022, and 2021 were not materially affected by the COVID-19 pandemic.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition and income taxes. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may vary under different assumptions or conditions.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2022.

New Accounting Standards

See Note 17, Accounting Standards Update, in the Notes to the Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. It generally takes approximately twelve months or less to complete our manufacturing projects. However, contracts for larger complex components can take up to thirty-six months to complete. Units manufactured under the majority of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

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

Key Performance Indicators

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles, or “U.S. GAAP”, we also utilize and present certain financial measures that are not based on or included in U.S. GAAP. We refer to these as non-GAAP financial measures. Please see the section titled “EBITDA Non-GAAP financial measure” below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the most directly comparable U.S. GAAP financial measures.

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended June 30, 2022 and 2021

The following table presents net sales, gross profit and gross margin, consolidated and by reportable segment:

	June 30, 2022		June 30, 2021		Changes
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Net sales
Ranor	$4,726	67%	$3,412	100%	$1,314	39%
Stadco	2,350	33%	—	—%	2,350	nm %
Net sales	$7,076	100%	$3,412	100%	$3,664	107%
Ranor	$2,886	41%	$2,579	76%	$307	12%
Stadco	3,373	48%	—	—%	3,373	nm %
Cost of sales	$6,259	89%	$2,579	76%	$3,680	143%
Ranor	$1,840	26%	$833	24%	$1,007	121%
Stadco	(1,023)	(14)%	—	—%	(1,023)	nm %
Gross profit	$817	12%	$833	24%	$(16)	(2)%

nm - not meaningful

Net Sales

Consolidated - Net sales were $7.1 million or $3.7 million higher when compared to consolidated net sales for the three months ended June 30, 2021. Net sales in defense markets increased by $3.7 million, due primarily to the new revenue from our Stadco segment, which made up $2.2 million of the increase. Net sales to precision industrial markets decreased by less than $0.1 million.

Ranor - Net sales were $4.7 million for the three months ended June 30, 2022, or $1.3 million and 39% higher when compared to the same prior year period. Net sales increased year over year primarily on new orders of repeat components. Net sales to defense customers increased by $1.5 million. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $0.2 million due to lower project activity. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Stadco - Net sales were $2.4 million for the three months ended June 30, 2022, with $2.2 million and $0.2 million completed for customers in the defense and precision industrial markets, respectively. Our defense backlog for Stadco is strong as new orders for components related to a variety of programs, including components for heavy lift helicopters.

Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2022 was $3.7 million higher when compared to the three months ended June 30, 2021. The increase in cost of sales and lower gross margin was primarily the result of an unfavorable production mix and under-absorbed factory overhead at our Stadco segment. As a result, gross profit was $0.8 million, or 2% lower when compared to the three months ended June 30, 2021. Gross margin was 11.6% for the three months ended June 30, 2022 compared to 24.4% for the three months ended June 30, 2021.

Ranor - The gross profit and gross margin significantly increased year over year with improved throughput on new orders of repeat components. This set of favorable conditions, accelerating project progress and better overhead absorption rates on higher revenue recognized over-time, began to take hold in the fourth quarter of fiscal 2022. We expect this trend to continue in fiscal 2023.

Stadco - The gross margin turned negative at the end of fiscal year 2022 and continued through the first quarter of fiscal 2023. New project startups and associated production activities resulted in unfavorable throughput and an increase in under-absorbed overhead. We expect gradual improvements in gross margin for the remainder of fiscal 2023 as the new projects make progress to completion.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2022		June 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$487	7%	$405	12%	$82	20%
Stadco	436	6%	—	—%	436	nm %
Corporate and unallocated	452	7%	327	10%	125	38%
Consolidated SG&A	$1,375	20%	$732	22%	$643	88%

nm – not meaningful

Consolidated - Total selling, general and administrative expenses for the three months ended June 30, 2022, increased by $0.6 million, or 88%, as the Company completed its acquisition of Stadco and spending on outside advisory services and business travel returned to pre-pandemic levels.

Ranor – Advisory fees, travel expenses and other office costs increased by approximately $0.1 million due to a return to pre-pandemic travel and business activity.

Stadco - The increase was due to the inclusion of Stadco operations which were not part of the Company in the comparable prior year period. Expenses incurred during the period were slightly below monthly averages.

Corporate and unallocated - Advisory fees, travel expenses and other office costs increased by approximately $0.1 million due to a return to pre-pandemic travel and business activity.

Operating (loss) income

	June 30, 2022		June 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$1,353	19%	$427	13%	$926	217%
Stadco	(1,459)	(21)%	—	—%	(1,459)	nm %
Corporate and unallocated	(452)	(6)%	(327)	(10)%	(125)	(38)%
Operating (loss) income	$(558)	(8)%	$100	3%	$(658)	(658)%

nm – not meaningful

Consolidated - As a result of the foregoing, including the integration and reduced profitability at Stadco, we reported an operating loss of $0.6 million compared to operating income of $0.1 million for the three months ended June 30, 2021.

Ranor – Operating income was $0.9 million higher compared to same period prior year, due primarily to significantly improved operating throughput.

Stadco – New project startups and related production activities resulted in unfavorable throughput, and higher unabsorbed overhead that resulted in an operating loss of $1.5 million.

Corporate and unallocated - Corporate expenses were higher for the three months ended June 30, 2022, primarily due to a return to pre-pandemic travel and business activity.

Other (Expense) Income, net

The following table presents other (expense) income for the three months ended June 30:

	2022	2021	$ Change	% Change
Other (expense) income, net	$(33,225)	$10,390	$(43,615)	nm
Interest expense	$(70,246)	$(21,054)	$(49,192)	(234)%
Amortization of debt issue costs	$(13,399)	$(8,824)	$(4,575)	(52)%

nm – not meaningful

Interest expense was higher for the three months ended June 30, 2022. The increase in interest expense was due primarily to borrowings under the new Stadco Term Loan and higher amounts borrowed under the revolver loan. We expect to see higher interest expense in fiscal 2023 due to the higher levels of debt incurred since the Stadco acquisition.

Amortization of debt issue costs were higher when compared to the three months ended June 30, 2021. New amortization periods commenced in fiscal 2022 for costs incurred for the Ranor loan extension, and for the new Stadco loan. As a result, we expect to see higher amortization expense in fiscal 2023.

Other expense, net, in the table above, includes an expense accrual for contingent consideration of $33,474 in connection with the Stadco acquisition. Other income for the three months ended June 30, 2021, includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

Paycheck Protection Program (PPP) Loan Forgiveness

For the three months ended June 30, 2021, as authorized by Section 1106 of the CARES Act, the Small Business Administration remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For fiscal year 2022 the Company recorded a tax benefit of $173,714, the result of lower taxable income. In fiscal 2021, the Company recorded tax expense of $26,580.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at June 30, 2022 and March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the three months ended June 30, 2022, we recorded net loss of $0.5 million, or $0.01 per share basic and fully diluted, compared with net income of $1.4 million, or $0.05 per share basic and $0.04 per share fully diluted in fiscal 2021.

Liquidity and Capital Resources

We reported a net loss of $0.5 million for the three months ended June 30, 2022. We reported net a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income.

As of June 30, 2022, we had $4.5 million in total available liquidity, consisting of $0.6 million in cash and cash equivalents, and $3.9 million in undrawn capacity under our revolver loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our revolver loan.

On June 16, 2022, Ranor entered into a Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. The Company has commenced negotiations of a further amended and restated loan agreement with Berkshire Bank, including a potential modification of the loan covenants. We intend to refinance the original term loan made by Berkshire Bank to Ranor in the principal amount of $2.85 million (the “Ranor Term Loan”) by borrowing on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations and lowering our debt levels and debt service requirements. However, there can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

Our debt financing agreements limit our capital expenditures to $1.5 million annually and contain loan to value, balance sheet leverage, and debt service coverage ratio covenants. At June 30, 2022, the Company was not in compliance with all of these financial covenants.

Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at June 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure new long-term financing on terms consistent with our near-term business plans.

We had cash and cash equivalents of $0.6 million and working capital of $2.6 million, a decrease of $0.2 million when compared to March 31, 2022. We believe our available cash, plus cash expected to be provided by operations, Employee Retention Credit cash refunds of approximately $0.9 million, and borrowing capacity available under the revolver loan (until the expiration date of December 20, 2022), will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. Our revolver loan matures in December 2022 and will not be available to provide liquidity unless it is renewed. The Company intends to renew the revolver loan with Berkshire Bank. There was $0.3 million outstanding under the revolver loan at June 30, 2022, and $3.9 million of available liquidity.

The uncertainty associated with the refinancing of the Ranor Term Loan which is due on September 16, 2022, and the Revolver Loan which is due on December 20, 2022, raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the three months ended June 30, 2022, and the consolidated financial statements for the year ended March 31, 2022 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The table below presents selected liquidity and capital measures at the period ended:

	June 30,	March 31,	Change
(dollars in thousands)	2022	2022	Amount
Cash and cash equivalents	$574	$1,052	$(478)
Working capital	$2,646	$2,753	$(107)
Total debt	$6,215	$7,356	$(1,141)
Total stockholders’ equity	$14,815	$15,264	$(449)

The next table summarizes changes in cash by primary component in the cash flows statements for the three months ended:

	June 30,	June 30,	Change
(dollars in thousands)	2022	2021	Amount
Operating activities	$1,448	$137	$1,311
Investing activities	(763)	(4)	(759)
Financing activities	(1,164)	(27)	(1,137)
Net (decrease) increase in cash	$(479)	$106	$(585)

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

Cash provided by operating activities for the three months ended June 30, 2022 was approximately $1.4 million, as operating cash inflows exceeded outflows as work on new projects commenced and customer cash advances and collections increased. Our fiscal 2023 first quarter was marked by favorable project performance progress and delivery schedules that led to timely customer payments. Cash provided by operations for the three months ended June 30, 2021 was $0.1 million.

Investing activities

We invested approximately $0.8 million in new factory machinery and equipment for the first three months of fiscal 2023. We are limited by our financial debt covenants and may not spend more than $1.5 million for new machinery and equipment in the fiscal year. Purchases of new equipment for the three months ended June 30, 2021 totaled $4,198.

Financing activities

We drew down $1.8 million of proceeds under our revolver loan during the three months ended June 30, 2022 and repaid $2.8 million during the same period. We also used $0.2 million of cash to make periodic lease payments and pay off certain lease and debt obligations. For the three months ended June 30, 2021 we paid down principal of $27,166 on our term debt and finance lease obligations.

All of the above activity resulted in a net decrease in cash of $0.5 million for the three months ended June 30, 2022, compared with a net increase in cash of $0.1 million for the three months ended June 30, 2021.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank continues as lender of the “Ranor Term Loan”, and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Payments for the original Ranor Term Loan began on January 20, 2017 and are made in 60 monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. As amended, the Ranor Term Loan was to mature on June 16, 2022, with a balloon payment of approximately $2.3 million due under the terms of the Loan Agreement with Berkshire Bank. However, on June 16, 2022, Ranor and certain affiliates of the Company entered into a Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to September 16, 2022. We expect to commence negotiations of a further amended and restated loan agreement to refinance that debt with Berkshire Bank prior to the new maturity date.

Under the Loan Agreement, Berkshire Bank also makes available to Ranor a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. The Company drew down $1.8 million under the revolver loan, and repaid $2.8 million of principal during the three months ended June 30. 2022. There was $0.3 million outstanding under the revolver loan at June 30, 2022. Interest-only payments on advances made under the revolver loan during the three months ended June 30, 2022 totaled $1,961 at a weighted average interest rate of 2.75%. Unused borrowing capacity at June 30, 2022 was approximately $3.9 million.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items at June 30, 2022:

●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $6.2 million, all of it due to be paid in fiscal 2023. These purchase commitments are in the normal course of business.
●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $6.2 million, with $3.2 million due over the next twelve months, and approximately $0.6 million due annually for each of the next five years.
●	Our lease obligations, including imputed interest, totaled $7.4 million for buildings and equipment through 2030, with approximately $0.9 million due annually for each of the next eight years.

We believe our available cash, plus cash expected to be provided by operations and borrowing capacity available under the revolver loan (until December 2022 when the Company expects to refinance) and Employee Retention Credit cash refunds will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of the financial statements included in this report.

There are no off-balance sheet arrangements as of June 30, 2022.

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

We define EBITDA as net income plus interest, income taxes, depreciation, and amortization. Net loss was $0.5 million for the three months ended June 30, 2022, as compared to net income of $1.4 million for the three months ended June 30, 2021. The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three months ended:

	June 30,	June 30,	Change
(dollars in thousands)	2022	2021	Amount
Net (loss) income	$(501)	$1,371	$(1,872)
Income tax (benefit) provision	(174)	27	(201)
Interest expense (1)	84	30	54
Depreciation and amortization	585	183	402
EBITDA	$(6)	$1,611	$(1,617)

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Material Weakness

We identified a material weakness in our internal control over financial reporting as of March 31, 2022, which still existed as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements in our Annual Report on Form 10-K, management identified the following material weakness: we did not maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the continuing fair value accounting associated with the Stadco acquisition.

Notwithstanding the material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate Stadco’s internal controls over financial reporting and integrating such with its own internal controls over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
September 14, 2022	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer