Form 10-Q
period 2022-09-30
TECHPRECISION CORP
filed 2022-11-17
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2022 was 34,443,959.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$235,384	$1,052,139
Accounts receivable	2,040,420	3,009,249
Contract assets	9,220,084	8,350,231
Raw materials	1,173,280	874,538
Work-in-process	1,343,324	1,360,137
Other current assets	1,009,689	1,421,459
Total current assets	15,022,181	16,067,753
Property, plant and equipment, net	12,864,843	13,153,165
Right of use asset, net	6,054,676	6,383,615
Deferred income taxes	2,164,975	2,126,770
Other noncurrent assets, net	695,399	121,256
Total assets	$36,802,074	$37,852,559
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,699,475	$3,426,921
Accrued expenses	2,476,655	3,435,866
Contract liabilities	1,806,405	1,765,319
Current portion of long-term lease liability	672,900	593,808
Current portion of long-term debt	3,030,238	4,093,079
Total current liabilities	11,685,673	13,314,993
Long-term debt, net	2,863,808	3,114,936
Long-term lease liability	5,501,816	5,853,791
Other noncurrent liability	1,298,274	305,071
Total liabilities	21,349,571	22,588,791
Commitments and contingencies - see Note 15
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, shares issued and outstanding : September 30, 2022 - 34,443,959; March 31, 2022 - 34,307,450	3,444	3,430
Additional paid in capital	14,936,713	14,637,771
Retained earnings	512,346	622,567
Total stockholders’ equity	15,452,503	15,263,768
Total liabilities and stockholders’ equity	$36,802,074	$37,852,559

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$8,522,647	$4,797,410	$15,599,004	$8,209,639
Cost of sales	6,782,975	3,866,703	13,042,114	6,446,264
Gross profit	1,739,672	930,707	2,556,890	1,763,375
Selling, general and administrative	1,827,095	1,173,689	3,202,322	1,906,297
Loss from operations	(87,423)	(242,982)	(645,432)	(142,922)
Other income	73,561	1,001	40,336	11,391
Interest expense	(83,730)	(56,894)	(167,375)	(86,772)
PPP loan forgiveness	—	—	—	1,317,100
Refundable employee retention tax credits	624,045	—	624,045	—
Total other income (expense)	613,876	(55,893)	497,006	1,241,719
Income (loss) before income taxes	526,453	(298,875)	(148,426)	1,098,797
Income tax expense (benefit)	135,509	(78,462)	(38,205)	(51,882)
Net income (loss)	$390,944	$(220,413)	$(110,221)	$1,150,679
Other comprehensive loss:
Foreign currency translation adjustments	$—	$(1,141)	$—	$(1,099)
Other comprehensive loss	$—	$(1,141)	$—	$(1,099)
Comprehensive income (loss)	$390,944	$(221,554)	$(110,221)	$1,149,580
Net income (loss) per share basic	$0.01	$(0.01)	$(0.00)	$0.04
Net income (loss) per share diluted	$0.01	$(0.01)	$(0.00)	$0.04
Weighted average shares outstanding - basic	34,338,040	31,359,941	34,322,828	30,424,216
Weighted average shares outstanding - diluted	35,992,780	31,359,941	34,322,828	32,026,262

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation	—	—	33,500	—	—	33,500
Net income	—	—	—	—	1,371,092	1,371,092
Foreign currency translation adjustment	—	—	—	42	—	42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	$2,343,493	$11,346,482
Restricted stock award	100,000	10	(10)			—
Common stock issued for acquired business	1,466,061	147	2,268,853			2,269,000
Proceeds from sale of common stock, net	3,202,727	320	3,187,261			3,187,581
Issuance of warrants			46,256			46,256
Stock-based compensation			28,566			28,566
Net loss					(220,413)	(220,413)
Foreign currency translation adjustment				(1,141)		(1,141)
Balance 9/30/2021	34,267,450	$3,426	$14,509,086	$20,739	$2,123,080	$16,656,331

Balance 3/31/2022	34,307,450	$3,430	$14,637,771	$—	$622,567	$15,263,768
Stock-based compensation			52,107			52,107
Net loss					(501,165)	(501,165)
Balance 6/30/2022	34,307,450	$3,430	$14,689,878	$—	$121,402	$14,814,710
Stock-based compensation			46,539			46,539
Stock issued for contingent consideration	36,509	4	56,306			56,310
Stock award nonemployee directors	100,000	10	143,990			144,000
Net income				—	390,944	390,944
Balance 9/30/2022	34,443,959	$3,444	$14,936,713	$—	$512,346	$15,452,503

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(110,221)	$1,150,679
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,116,602	515,804
Amortization of debt issue costs	26,747	18,096
Stock based compensation expense	298,957	62,066
Change in contract loss provision	(26,628)	(100,497)
Deferred income taxes	(38,205)	(51,882)
PPP loan forgiveness	—	(1,317,100)
Change in fair value for contingent consideration	63,436	—
Changes in operating assets and liabilities:
Accounts receivable	968,829	(794,235)
Contract assets	(869,853)	56,153
Work-in-process and raw materials	(281,929)	505,814
Other current assets	411,770	141,765
Accounts payable	272,554	(403,159)
Accrued expenses	(1,243,082)	(1,588,991)
Contract liabilities	41,086	739,043
Other noncurrent liabilities	993,203	—
Net cash provided by (used in) operating activities	1,623,266	(1,066,444)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(7,795,810)
Fixed asset deposit	(574,143)	—
Purchases of property, plant and equipment	(499,341)	(362,986)
Net cash used in investing activities	(1,073,484)	(8,158,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	4,000,000
Closing costs related to common stock sale	—	(335,419)
Proceeds from sale of common stock	—	3,523,000
Debt issue costs	(18,862)	(109,532)
Revolver loan payments and borrowings, net	(1,012,002)	865,049
Payments of principal for leases	(25,820)	(475,440)
Repayments of long-term debt	(309,853)	(91,781)
Net cash (used in) provided by financing activities	(1,366,537)	7,375,877
Effect of exchange rate on cash and cash equivalents	—	(33)
Net decrease in cash and cash equivalents	(816,755)	(1,849,396)
Cash and cash equivalents, beginning of period	1,052,139	2,130,711
Cash and cash equivalents, end of period	$235,384	$281,315
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$135,041	$83,616

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Six Months Ended September 30, 2021

On August 25, 2021, in exchange for the issuance of 1,466,061 shares of common stock and warrants, the Company acquired all of the issued and outstanding capital stock of Stadco, acquired certain other securities of Stadco and satisfied certain liabilities of Stadco. The fair value of the common stock transferred was $2,269,000, based on the closing market price of the Company’s common stock on the closing date, August 25, 2021. Also, in connection with the Stadco acquisition, the Company became party to an amended and restated lease agreement to rent buildings and property at the Stadco manufacturing location and recorded a right-of-use asset and liability of approximately $6.7 million.

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

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement with Acquisition Sub, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On the closing date, the Company, through Acquisition Sub, acquired all the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC in exchange for the issuance of shares of the Company’s common stock to Stadco Acquisition, LLC. As a result of the acquisition, Stadco is now our wholly owned indirect subsidiary. See Note 3 for additional disclosures related to this business combination.

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. All our operations and customers are in the United States, or “U.S.”.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, Acquisition Sub, and WCMC, until its dissolution. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of September 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and six months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Risks and Uncertainties - For the six months ended September 30, 2022 and 2021, there were no events related to Coronavirus Disease (COVID-19) that had a material impact on our operating margins. The Company will continue to monitor the impacts of COVID-19 and any government-imposed actions thereto.

Liquidity and Going Concern – We reported a net loss of $0.1 million for the six months ended September 30, 2022. We reported a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income.

As of September 30, 2022, we had $3.8 million in total available liquidity, consisting of $0.2 million in cash and cash equivalents, and $3.6 million in undrawn capacity under our revolver loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our revolver loan.

On September 15, 2022, Ranor entered into a Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to December 15, 2022. We intend to refinance the original term loan in the principal amount of $2.85 million (the “Ranor Term Loan”) made by Berkshire Bank to Ranor by borrowing on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations and lowering our debt levels and debt service requirements. The revolver loan maturity date is December 20, 2022 and will not be available to provide liquidity unless it is renewed. There can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

Our debt financing agreements limit our capital expenditures to $1.5 million annually and contain loan to value, balance sheet leverage, and debt service coverage ratio covenants.

Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at September 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

We had cash and cash equivalents of $0.2 million and working capital of $3.3 million, an increase of $0.5 million when compared to March 31, 2022.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure new long-term financing on terms consistent with our near-term business plans. Assuming we are successful refinancing the Ranor Term Loan and renewing the Revolver Loan, we believe our available cash, plus cash expected to be provided by operations, refundable Employee Retention Tax Credits, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. The Company intends to renew the Revolver Loan. There was $0.3 million outstanding under the Revolver Loan at September 30, 2022, and $3.6 million of undrawn capacity.

The uncertainty associated with the refinancing of the Ranor Term Loan which is due on December 15, 2022, and the Revolver Loan which is due on December 20, 2022, raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the six months ended September 30, 2022 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Also on the closing date, the Company completed its previously announced acquisition of certain indebtedness obligations of Stadco, pursuant to that certain Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, with Sunflower Bank, N.A., as amended by Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, together, the “Loan Purchase Agreement”. On August 25, 2021, WCH, as assignee of Acquisition Sub, paid $7.9 million in the aggregate to Sunflower Bank, N.A., under the terms of the Loan Purchase Agreement, to purchase the indebtedness.

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

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that required payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allowed the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock was less than the target stock price stated in each agreement, TechPrecision was to issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements was guaranteed and, only the number of shares issued could vary, with the final measurement date and amount  determined on the one-year anniversary date. Since the contract did not specify a fixed maximum number of shares to be issued on the anniversary date, had the company determined to satisfy the contingent consideration with shares only, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation could have been required to be issued. In any case, the maximum value of the contingent consideration was $2,269,000, whether paid in shares of common stock or in cash, or both. The Company settled the obligation associated with the contingent consideration on August 25, 2022 by issuing 36,509 shares of common stock valued at $56,310 on August 25, 2022. The fair value of the contingent consideration was based on the closing stock price on the issuance date.

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

					Adjusted
	Reported at	ERTC	Customer	Fixed	Totals
	August 25,	refundable	claim[2] and	Asset	August 25,
	2021	credit[1]	Warrant[3]	Valuation[4]	2021
Total consideration transferred	$10,163,164	—	$46,256	—	$10,209,420
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	1,247,015	—	—	—	1,247,015
Inventory	927,188	—	—	—	927,188
Other current assets	4,323,593	1,093,661	—	—	5,417,254
Property, plant, and equipment and right of use assets	15,074,273	—	—	897,488	15,971,761
Accounts payable, accrued expenses, and other current liabilities	(5,882,048)	(164,049)	(606,415)	—	(6,652,512)
Lease obligations	(6,701,286)	—	—	—	(6,701,286)
Net assets	8,988,735	929,612	(606,415)	897,488	10,209,420
Goodwill	1,174,429	(929,612)	652,671	(897,488)	—
Total	$10,163,164	$—	$46,256	$—	$10,209,420

All measurement period adjustments were offset against goodwill:

1In calendar year 2021 our Stadco subsidiary filed for a refund of tax credits for $1,093,661 from the IRS under the Employee Retention Credit, or ERTC program. Fees associated with the filing totaled $164,049.

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

The following table discloses the pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2021, for the three and six months ended September 30, 2021:

	Pro forma combined
	Three months ended	Six months ended
	September 30,	September 30,
	2021	2021
Net sales	$5,094,151	$12,929,679
Operating loss	$(1,579,777)	$(1,624,192)
Loss before income taxes	$(1,832,508)	$(642,355)
Net loss	$(1,753,993)	$(591,368)
EPS basic	$(0.05)	$(0.02)
EPS dilutive	$(0.05)	$(0.02)
Weighted average shares outstanding – basic	34,181,736	34,174,554
Weighted average shares outstanding - diluted	34,181,736	34,174,554

The pro forma results include adjustments for the purchase accounting impact, including, but not limited to, depreciation and amortization associated with the acquired tangible assets, and an adjustment for interest expense related to the new long-term debt, the alignment of accounting policies, and the elimination of transactions between TechPrecision and Stadco. Other adjustments reflected in the pro forma results are as follows:

●	For the three and six months ended September 30, 2021, included a net change in depreciation and amortization of $0.3 million for both periods, resulting from a valuation adjustment to Stadco’s property, plant and equipment and the recognition of the right-of-use asset for Stadco’s property lease against the reversal of historical rent expense,
●	For the six months ended September 30, 2021, in selling, general and administrative, excluded non-recurring expense of $311,905 for consulting, legal, due diligence, bank fees, and other costs incurred in connection with the acquisition.
●	For the three and six months ended September 30, 2021, excluded $0.5 million and $0.7 million, respectively, of management fees in both periods due to then preferred stockholders of Stadco,
●	For the three and six months ended September 30, 2021, excluded interest expense of $0.1 million and $0.3 million, respectively, reflecting a reduction of Stadco’s bank debt and interest rates.

NOTE 4 - REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations can be between three and thirty-six months.Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an inputs methodology based on estimated labor hours to measure performance progress. This model best depicts the transfer of control to the customer.

The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended September 30, 2022	$8,385,441	$137,206	$8,522,647
Three months ended September 30, 2021	$4,403,156	$394,254	$4,797,410
Six months ended September 30, 2022	$15,226,365	$372,639	$15,599,004
Six months ended September 30, 2021	$7,506,287	$703,352	$8,209,639

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2022	$8,219,139	$303,508	$8,522,647
Three months ended September 30, 2021	$3,757,988	$1,039,422	$4,797,410
Six months ended September 30, 2022	$14,841,232	$757,772	$15,599,004
Six months ended September 30, 2021	$6,880,637	$1,329,002	$8,209,639

As of September 30, 2022, the Company had $49.4 million of remaining performance obligations, of which $44.4 million were less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended			Three months ended			Six months ended			Six months ended
	September 30, 2022			September 30, 2021			September 30, 2022			September 30, 2021
Customer	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
A		$1,438,049	17%		$1,175,893	25%		$2,734,436	18%		$2,479,665	30%
B	$	*	* %		$721,405	15%	$	*	* %		$1,660,261	20%
C	$	*	* %		$648,954	14%	$	*	* %		$938,534	11%
D		$1,614,929	19%	$	*	* %		$3,378,520	22%	$	*	* %
E		$1,971,441	23%	$	*	* %		$3,043,315	20%	$	*	* %

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the six months ended September 30, 2022, we recognized revenue of approximately $2.4 million related to our contract liabilities at April 1, 2022. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
September 30, 2022	$17,522,148	$(8,302,064)	$9,220,084
March 31, 2022	$14,216,187	$(5,865,956)	$8,350,231

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes.  The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The Company recorded income tax expense of $135,509 for the three months ended September 30, 2022, and an income tax benefit of $38,205 for the six months ended September 30, 2022. The Company’s effective tax rate for the six months ended September 30, 2022 was 25.7%.

The valuation allowance on deferred tax assets was approximately $2.0 million at September 30, 2022. We believe that it is more likely than not that the benefit from certain state net operating losses, or NOLs, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the three months ended:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic EPS
Net income (loss)	$390,944	$(220,413)	$(110,221)	$1,150,679
Weighted average shares	34,338,040	31,359,941	34,322,828	30,424,216
Net income (loss) per share	$0.01	$(0.01)	$(0.00)	$0.04
Diluted EPS
Net income (loss)	$390,944	$(220,413)	$(110,221)	$1,150,679
Dilutive effect of stock options	1,654,740	--	--	1,602,046
Weighted average shares	35,992,780	31,359,941	34,322,828	32,026,262
Net income (loss) per share	$0.01	$(0.01)	$(0.00)	$0.04

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended September 30, 2022, there were potential anti-dilutive stock options and warrants of 1,668,495, none of which were included in the earnings per share calculations above. For the three months ended September 30, 2021, there were potential anti-dilutive stock options and warrants of 1,660,922, none of which were included in the earnings per share calculations above.

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

At September 30, 2022, there were 1,350,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Outstanding at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66
Outstanding at 9/30/2022	2,670,000	$0.343	$3,277,300	4.17
Vested or expected to vest at 9/30/2022	2,670,000	$0.343	$3,277,300	4.17
Exercisable and vested at 9/30/2022	2,670,000	$0.343	$3,277,300	4.17

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on the fair market value of the Company’s common stock.

The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at September 30, 2022 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	3.10	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	4.65	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

Board of Directors Common Stock Award

On September 15, 2022, the board of directors granted each non-employee director 25,000 shares of common stock for a total of 100,000 shares of common stock in the aggregate, of fully vested stock awards under the Plan in recognition of such directors’ service and in lieu of the annual grant to purchase Company common stock previously approved by the Board as annual director compensation. The fair value of the award was $144,000 based on the closing market price of the Company’s common stock on the grant date.

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

Total recognized compensation cost related to the restricted stock awards for the three and six months ended September 30, 2022 was $46,539 and $98,646, respectively. On September 30, 2022, there was $10,433 of unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On September 30, 2022, there were trade accounts receivable balances outstanding from four customers comprising 76% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2022			March 31, 2022
Customer	Dollars		Percent	Dollars		Percent
A	$	*	* %		$1,079,264	36%
B	$	*	* %		$436,051	14%
C		$504,803	25%	$	*	* %
D		$418,448	21%		$382,789	13%
E		$383,608	19%	$	*	* %
F	$	*	* %		$309,500	10%
G		$216,327	11%	$	*	* %

  *less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	September 30, 2022	March 31, 2022
Prepaid taxes	$64,806	$26,497
ERTC refundable credits	624,045	1,093,661
Prepaid insurance	166,792	184,275
Prepaid subscriptions	40,371	66,098
Payments advanced to suppliers	21,100	21,100
Employee advances	15,279	9,668
Prepaid advisory fees, other	77,296	20,160
Total	$1,009,689	$1,421,459

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	September 30, 2022	March 31, 2022
Land	$110,113	$110,113
Building and improvements	3,289,901	3,289,901
Machinery equipment, furniture, and fixtures	21,085,929	20,860,152
Construction in progress	273,564	--
Total property, plant, and equipment	24,759,507	24,260,166
Less: accumulated depreciation	(11,894,664)	(11,107,001)
Total property, plant and equipment, net	$12,864,843	$13,153,165

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	September 30, 2022	March 31, 2022
Accrued compensation	$1,040,331	$947,938
Provision for claims	60,355	935,382
Provision for contract losses	313,644	340,272
Accrued professional fees	332,831	513,379
Accrued project costs	484,353	487,869
Contingent consideration	—	63,436
Other	245,141	147,590
Total	$2,476,655	$3,435,866

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

Long-term debt included the following as of:	September 30, 2022	March 31, 2022
Stadco Term Loan, at 3.79% interest, due August 2028	$3,449,165	$3,705,792
Ranor Term Loan, at 5.21% interest, due December 2022	2,309,901	2,363,126
Ranor Revolver Loan due December 2022	275,000	1,287,002
Total debt	$6,034,066	$7,355,920
Less: debt issue costs unamortized	$140,020	$147,905
Total debt, net	$5,894,046	$7,208,015
Less: Current portion of long-term debt	$3,030,238	$4,093,079
Total long-term debt, net	$2,863,808	$3,114,936

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the seven-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

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

Unamortized debt issue costs at September 30, 2022 and March 31, 2022 were $55,977 and $71,617, respectively.

Ranor Term Loan

The Ranor Term Loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million. Payments began on January 20, 2017 and are made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date.

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

On September 15, 2022, Ranor and certain affiliates of the Company entered into a Fourth Amendment to the Amended and Restated Loan Agreement and Fourth Amendment to the Promissory Note to further extend the maturity date of the Ranor Term Loan to December 15, 2022.

A balloon principal payment of approximately $2.3 million, originally due on December 20, 2021, is now due on December 15, 2022, under the Term Loan.

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

There was approximately $0.3 million outstanding under the Revolver Loan at September 30, 2022. Interest payments made under the Revolver Loan were $5,600 for the six months ended September 30, 2022. The weighted average interest rate at September 30, 2022 and March 31, 2022 was 3.73% and 2.67%, respectively. Unused borrowing capacity at September 30, 2022 and March 31, 2022 was approximately $3.6 million and $2.8 million, respectively.

Unamortized debt issue costs at September 30, 2022 and March 31, 2022 were $84,043 and $76,288, respectively.

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

Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at September 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

NOTE 13 - OTHER NONCURRENT LIABILITY

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment in January 2022 and two additional payments in April 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. Customer payments received of $1.3 million and $0.3 million are recorded as a noncurrent liability in the condensed consolidated balance sheets at September 30, 2022 and March 31, 2022, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	September 30, 2022	March 31, 2022
Right of use asset – operating lease	$6,649,744	$6,649,744
Right of use asset – finance leases	125,032	125,032
Amortization	(720,100)	(391,161)
Right of use asset, net	$6,054,676	$6,383,615
Lease liability – operating lease	$6,127,628	$6,374,691
Lease liability – finance leases	47,088	72,908
Total lease liability	$6,174,716	$6,447,599

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the six months ended:	September 30, 2022	September 30, 2021
Operating lease amortization	$317,529	$68,702
Finance lease amortization	$11,411	$4,566
Finance lease interest	$544	$1,212

Weighted average lease term and discount rate at:	September 30, 2022	September 30, 2021
Lease term (years) – finance	2.66	2.82
Lease term (years) – operating	7.75	8.75
Lease rate - finance	3.7%	3.9%
Lease rate - operating	4.5%	4.5%

Supplemental cash flow information related to leases for the six months ended:	September 30, 2022	September 30, 2021
Cash used in operating activities	$386,786	$66,023
Cash used in financing activities	$25,820	$475,440

Maturities of lease liabilities as of September 30 for each of the next five years and thereafter:

2023	$947,926
2024	950,791
2025	948,701
2026	943,751
2027	938,801
Thereafter	2,503,471
Total lease payments	$7,233,441
Less: imputed interest	1,058,725
Total	$6,174,716

NOTE 15 – COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2022 for future executive salaries and bonus was approximately $0.6 million. The aggregate commitment at September 30, 2022 for accrued payroll, vacation and holiday pay was approximately $1.0 million for the remainder of our employees.

Purchase Commitments

As of September 30, 2022, we had approximately $7.2 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies within the next twelve months. These purchase commitments are in the normal course of business.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $44,122 and $43,240 for the six months ended September 30, 2022 and 2021, respectively.

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

The following table provides summarized financial information for our segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Ranor	$4,933,653	$3,538,784	$9,659,584	$6,951,013
Stadco	3,588,994	1,258,626	5,939,420	1,258,626
Net sales from external customers	8,522,647	4,797,410	15,599,004	8,209,639
Ranor	1,493,395	379,882	2,746,467	830,457
Stadco	(755,299)	41,004	(2,214,090)	41,004
Corporate and unallocated (1)	(825,519)	(663,868)	(1,177,809)	(1,014,383)
Total operating loss	(87,423)	(242,982)	(645,432)	(142,922)
ERTC refundable credits	624,045	—	624,045	—
PPP loan forgiveness	—	—	—	1,317,100
Other income	73,561	1,001	40,336	11,391
Interest expense	(83,730)	(56,894)	(167,375)	(86,772)
Consolidated income (loss) before income taxes	$526,453	$(298,875)	$(148,426)	$1,098,797
Depreciation and amortization:
Ranor			$264,143	$365,936
Stadco			852,459	149,868
Totals			$1,116,602	$515,804
Capital expenditures
Ranor			$99,836	$360,696
Stadco			399,505	2,290
Totals			$499,341	$362,986

Prior period segment data is revised to reflect the new reportable segments.

(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this quarterly report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events, or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside our control: including the Russia – Ukraine conflict, price inflation, interest rates increases, and supply chain inefficiencies;
●	the impacts of the COVID-19 pandemic and government-imposed lockdowns in response thereto;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates;
●	unexpected costs, charges or expenses resulting from the recently completed acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Our contracts are generated both through negotiation with the customer and from bids made pursuant to a request for proposal. Our ability to receive contract awards is dependent upon the contracting party’s perception of such factors as our ability to perform on time, our history of performance, including quality, our financial condition, and our ability to price our services competitively. Although some of our contracts contemplate the manufacture of one or a limited number of units, we continue to seek more long-term projects with predictable cost structures.

All the Company’s operations, assets, and customers are located in the U.S.

Impact of COVID-19 Pandemic

At the beginning of calendar year 2020, the novel strain of coronavirus known as COVID-19 spread worldwide, including to U.S jurisdictions where the Company does business, and became a global pandemic.  The United States Government declared a national emergency and various state governments imposed “lockdown” and “shelter-in-place” orders intended to reduce the spread of COVID-19 that have severely restricted business, social activities and travel during the periods in which they were imposed. The Governors of the Commonwealth of Massachusetts and State of California, in which jurisdictions the Company’s manufacturing and executive offices are located, issued similar emergency orders in March 2020. Although the emergency order for Massachusetts has expired, the national emergency declaration was renewed on July 15, 2022 and the California emergency order remains in effect through February 2023. As a designated “COVID-19 Essential Service” we continued our operations throughout the pendency of the orders.

Our production facilities continue to operate as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities have not impaired our ability to maintain operations.

Our results of operations and cash flows during the six months ended September 30, 2022, and 2021 were not materially affected by the COVID-19 pandemic.However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the magnitude of future impact on our financial condition and results of operations.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the six months ended September 30, 2022.

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

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations, such as the unallocated PPP loan forgiveness and refundable employee retention tax credits.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended September 30, 2022 and 2021

The following table presents net sales, gross profit and gross margin, consolidated and by reportable segment:

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Net sales
Ranor	$4,934	58%	$3,538	74%	$1,396	39%
Stadco	3,589	42%	1,259	26%	2,330	185%
Net sales	$8,523	100%	$4,797	100%	$3,726	78%
Ranor	$2,907	34%	$2,806	59%	$101	4%
Stadco	3,876	46%	1,060	22%	2,816	266%
Cost of sales	$6,783	80%	$3,866	81%	$2,917	75%
Ranor	$2,027	23%	$733	17%	$1,294	177%
Stadco	(287)	(3)%	198	2%	(485)	(245)%
Gross profit	$1,740	20%	$931	19%	$809	87%

Net Sales

Consolidated - Net sales for the three months ended September 30, 2022 were $8.5 million or $3.7 million higher when compared to the same period a year ago. Net sales in defense markets increased by $4.0 million, and net sales to precision industrial markets decreased by $0.3 million.

Ranor - Net sales were $4.9 million for the three months ended September 30, 2022, or $1.4 million and 39% higher when compared to the same prior year period. Net sales increased primarily on orders for repeat business. Net sales to defense customers increased by $1.8 million. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $0.4 million due to lower project activity. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Stadco - Net sales were $3.6 million for the three months ended September 30, 2022. Net sales of $1.3 million for the same quarter a year ago included only five weeks of business activity from the Stadco acquisition closing date of August 25, 2021. Net sales in the second quarter of fiscal 2023 totaled $3.5 million to customers in the defense markets. Our defense backlog for Stadco is strong for new orders related to a variety of programs, including components for heavy lift helicopters.

Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended September 30, 2022 was $2.9 million higher when compared to the three months ended September 30, 2021. The increase in cost of sales was primarily the result of a full quarter (or 13 weeks) of business activity at our Stadco segment  compared with only five weeks in the same period a year ago. Gross profit was $1.7 million, or 87% higher when compared to the three months ended September 30, 2021. Gross margin was 20.4% for the three months ended September 30, 2022 compared to 19.4% for the three months ended September 30, 2021.

Ranor - Gross profit and gross margin increased year over year on improved throughput and a favorable project mix. This set of conditions, along with accelerating project progress with better overhead absorption rates on higher revenue recognized over-time, began to take hold in the fourth quarter of fiscal 2022. We expect this trend to continue in fiscal 2023.

Stadco - The gross margin turned negative at the end of fiscal year 2022 and continued through the second quarter of fiscal 2023. Certain unprofitable projects and new project startups with associated production activities resulted in unfavorable throughput and under-absorbed overhead. We expect gradual improvements with throughput and gross margin for the remainder of fiscal 2023 as the new projects make progress toward completion.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$534	6%	$353	7%	$181	51%
Stadco	468	5%	157	3%	311	198%
Corporate and unallocated	825	10%	664	14%	161	24%
Consolidated SG&A	$1,827	21%	$1,174	24%	$653	56%

Consolidated - Total selling, general and administrative expenses for the three months ended September 30, 2022, increased by $0.7 million, or 56%, due to spending on outside advisory services and business travel which returned to pre-pandemic levels. SG&A also included a full quarter of Stadco expenses compared to the prior year’s quarter when only five weeks of activity was included.

Ranor – Advisory fees, travel expenses and other office costs increased by approximately $0.2 million due to a return to pre-pandemic travel and business activity.

Stadco - The increase was due primarily to the inclusion of a full quarter (or 13 weeks) of Stadco operations compared with only five weeks in the comparable prior year period. Expenses incurred during the period were slightly above monthly averages. Total SG&A was composed of compensation, outside advisory and other office costs.

Corporate and unallocated - Stock-based compensation in connection with a stock award grant to our board of directors increased year-over-year by approximately $0.1 million. Audit fees, travel expenses and other office costs increased by approximately $0.1 million due to a return to pre-pandemic travel and business activity.

Operating income (loss)

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$1,493	18%	$380	8%	$1,113	293%
Stadco	(755)	(9)%	41	1%	(796)	nm %
Corporate and unallocated	(825)	(10)%	(664)	(14)%	(161)	(24)%
Operating loss	$(87)	(1)%	$(243)	(5)%	$156	64%

nm – not meaningful

Consolidated - As a result of the foregoing, including the integration and reduced profitability at Stadco, we reported an operating loss of $0.1 million compared with an operating loss of $0.2 million for the three months ended September 30, 2021.

Ranor – Operating income was $1.1 million higher compared to same period prior year, due primarily to a favorable project mix and improved operating throughput.

Stadco – New project startups and related production issues, as well as certain poorly priced projects, resulted in unfavorable throughput and unabsorbed overhead that resulted in an operating loss of $0.8 million.

Corporate and unallocated - Corporate expenses were higher for the three months ended September 30, 2022, primarily due to an increase in stock-based compensation and outside services.

Other Income (Expense)

The following table presents other income (expense) for the three months ended September 30:

	2022	2021	$ Change	% Change
Other income, net	$73,561	$1,001	$72,560	nm
Interest expense	$(70,382)	$(48,341)	$(22,041)	(46)%
Amortization of debt issue costs	$(13,348)	$(8,553)	$(4,795)	(56)%

nm – not meaningful

Interest expense was higher for the three months ended September 30, 2022. The increase in interest expense was due primarily to borrowings under the new Stadco Term Loan and higher amounts borrowed under the Revolver Loan (each as defined below). We expect to see higher interest expense in fiscal 2023 due to higher interest rates and levels of debt incurred since the Stadco acquisition.

Amortization of debt issue costs were higher when compared to the three months ended September 30, 2021. New amortization periods commenced in fiscal 2022 for costs incurred for the Ranor Term Loan extension, and for the new Stadco Term Loan. As a result, we expect to see higher amortization expense for the remainder of fiscal 2023.

Other income, net, in the table above, includes the net change in fair value for contingent consideration of $96,909 and the fair value of the stock issued for $56,310 in connection with the Stadco acquisition, and other tax rebates for $33,223.

Other Income

The three months ended September 30, 2022 includes an accrual of $624,045 for a refundable Employee Retention Tax Credit authorized under the Coronavirus Aid Relief and Economic Security (“CARES”) Act for eligible employers with qualified wages.

Income Taxes

For the three months ended September 30, 2022, the Company recorded a tax expense of $135,509, primarily the result of higher taxable income from the ERTC refund. The Company recorded tax benefit of $78,462 in the three months ended September 30, 2021.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The valuation allowance on deferred tax assets at September 30, 2022 and March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for the three months ended September 30, 2022, we recorded net income of $0.4 million, compared with net loss of $0.2 million for the three months ended September 30, 2021.

Six Months Ended September 30, 2022 and 2021

The following table presents net sales, gross profit and gross margin, consolidated and by reportable segment:

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Net sales
Ranor	$9,660	62%	$6,951	85%	$2,709	39%
Stadco	5,939	38%	1,258	15%	4,681	372%
Net sales	$15,599	100%	$8,209	100%	$7,390	90%
Ranor	$5,793	37%	$5,386	66%	$407	8%
Stadco	7,249	47%	1,060	13%	6,189	584%
Cost of sales	$13,042	84%	$6,446	79%	$6,596	102%
Ranor	$3,867	25%	$1,565	19%	$2,302	147%
Stadco	(1,310)	(8)%	198	2%	(1,508)	(761)%
Gross profit	$2,557	16%	$1,763	21%	$794	45%

Net Sales

Consolidated - Net sales were $15.6 million or $7.4 million higher when compared to consolidated net sales for the six months ended September 30, 2021. Net sales increased primarily due to $4.7 million of new revenue from our Stadco segment and $2.7 revenue increase at our Ranor segment.

Ranor - Net sales were $9.7 million for the six months ended September 30, 2022, or $2.7 million and 39% higher when compared to the same prior year period. Net sales increased primarily on new orders of repeat business. Net sales to defense customers increased by $3.3 million. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $0.6 million due to lower project activity. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Stadco - Net sales were $5.9 million for the six months ended September 30, 2022, with $5.7 million recorded for customers in the defense markets. Net sales for the six months ended September 30, 2021 were $1.3 million and only included five weeks of business activity. Our defense backlog for Stadco is strong as new orders for components related to a variety of programs, including components for heavy lift helicopters.

Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the six months ended September 30, 2022, was $6.6 million higher when compared to the six months ended September 30, 2021. The increase in cost of sales was primarily the result of a full twenty-six weeks of business activity for our Stadco segment when compared to only five weeks in the same period a year ago. In addition, cost of sales was impacted by an unfavorable production mix and under-absorbed factory overhead at Stadco. However, gross profit increased by $0.8 million, or 45% higher when compared to the six months ended September 30, 2021, following a strong operating performance at Ranor, which more than offset weak operating results at Stadco. Gross margin was 16.4% versus 21.5% year-over-year.

Ranor - The gross profit and gross margin significantly increased year over year with improved throughput on new orders of repeat business. This set of favorable conditions, accelerating project progress and better overhead absorption rates on higher revenue recognized over-time, began to take hold in the fourth quarter of fiscal 2022. We expect this trend to continue in fiscal 2023.

Stadco - The gross profit and gross margin turned negative at the end of fiscal year 2022 and continued through the second quarter of fiscal 2023. Certain unprofitable projects and new projects with associated startup activities resulted in unfavorable throughput and under-absorbed overhead. We expect a gradual improvement in gross margin as the new projects progress with better throughput for the remainder of fiscal 2023.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$1,120	7%	$735	9%	$385	52%
Stadco	904	6%	157	2%	747	476%
Corporate and unallocated	1,178	8%	1,014	12%	164	16%
Consolidated SG&A	$3,202	21%	$1,906	23%	$1,296	68%

Consolidated - Total selling, general and administrative expenses for the six months ended September 30, 2022, increased by $1.3 million, or 68%, as spending on outside advisory services and business travel returned to pre-pandemic levels. Stadco SG&A for the full six months was higher as the comparable prior year period only included five weeks of activity.

Ranor – Advisory fees, travel expenses and other office costs increased by approximately $0.4 million due to a return to pre-pandemic travel and business activity.

Stadco – Expenses incurred during the period were in-line with monthly averages. SG&A for the first six months of fiscal 2023 was  higher as the comparable prior year period only included five weeks of activity. The composition of SG&A expenses are compensation,  outside advisory services, and other office costs.

Corporate and unallocated - Advisory fees, travel expenses and other office costs increased by approximately $0.2 million due to a return to pre-pandemic business activity.

Operating (loss) income

	September 30, 2022		September 30, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$2,746	18%	$830	10%	$1,916	230%
Stadco	(2,214)	(14)%	41	—%	(2,255)	nm %
Corporate and unallocated	(1,177)	(8)%	(1,014)	(12)%	(163)	(16)%
Operating (loss) income	$(645)	(4)%	$(143)	(2)%	$(502)	(351)%

nm – not meaningful

Consolidated - As a result of the foregoing, including the integration and reduced profitability at Stadco, we reported an operating loss of $0.7 million compared to operating loss of $0.1 million for the six months ended September 30, 2021.

Ranor – Operating income was $2.3 million higher compared to same prior year period, due primarily to a profitable project mix and improved operating throughput.

Stadco – New project startups and related production activities resulted in unfavorable throughput, and unabsorbed overhead that resulted in an operating loss of $2.2 million.

Corporate and unallocated - Corporate expenses were higher for the six months ended September 30, 2022, primarily due to a return to pre-pandemic business activity for outside advisory services and stock-based compensation.

Other Income (Expense)

The following table presents other income (expense) income for the six months ended September 30:

	2022	2021	$Change	% Change
Other income, net	$40,336	$11,391	$28,945	254%
Interest expense	$(140,628)	$(68,676)	$(71,952)	(105)%
Amortization of debt issue costs	$(26,747)	$(18,096)	$(8,651)	(48)%

Interest expense was higher for the six months ended September 30, 2022. The increase in interest expense was due primarily to borrowings under the new Stadco Term Loan and higher amounts borrowed under the Revolver Loan. We expect to see higher interest expense in fiscal 2023 due to the higher interest rates and levels of debt incurred since the Stadco acquisition.

Amortization of debt issue costs were higher when compared to the six months ended September 30, 2021. New amortization periods commenced in fiscal 2022 for costs incurred for the Ranor Term Loan extension, and for the new Stadco Term Loan. As a result, we expect to see higher amortization expense in the remainder of fiscal 2023.

Other income, net, in the table above, includes the change in fair value for contingent consideration of $63,436 and the fair value of the stock issued for $56,310 in connection with the Stadco acquisition, and other tax rebates for $33,223. Other income for the six months ended September 30, 2021, includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

Other Income

Other income for the six months ended September 30, 2022 includes an accrual of $624,045 for a refundable Employee Retention Tax Credit authorized under the CARES act for eligible employers with qualified wages.

PPP Loan Forgiveness

Included in the six months results ended September 30, 2021, as authorized by Section 1106 of the CARES Act, the Small Business Administration remitted to Berkshire Bank, the lender of record, a payment of principal in the amount of $1,317,100, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For the six months ended September 30, 2022, the Company recorded a tax benefit of $38,205, and for the six months ended September 30, 2021, the Company recorded a tax benefit of $51,882.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at September 30, 2022 and March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the six months ended September 30, 2022, we recorded a net loss of $110,221, compared with net income of $1.2 million for the six months ended September 30, 2021. The same period prior year included other income of $1.3 million for loan forgiveness under the payroll protection program.

Liquidity and Capital Resources

We reported a net loss of $0.1 million for the six months ended September 30, 2022. We reported a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income.

As of September 30, 2022, we had $3.8 million in total available liquidity, consisting of $0.2 million in cash and cash equivalents, and $3.6 million in undrawn capacity under our Revolver Loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our revolver loan.

On September 15, 2022, Ranor entered into a Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to December 15, 2022. We intend to refinance the original term loan in the principal amount of $2.85 million (the “Ranor Term Loan”) made by Berkshire Bank, to Ranor by borrowing on terms similar to the current loan and using the proceeds to pay down certain existing debt obligations and lowering our debt levels and debt service requirements. The revolver loan maturity date is December 20, 2022 and will not be available to provide liquidity unless it is renewed. There can be no assurance that we will be successful in negotiating for these terms with Berkshire Bank or any other lender.

Our debt financing agreements limit our capital expenditures to $1.5 million annually and contain loan to value, balance sheet leverage, and debt service coverage ratio covenants.

Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at September 30, 2022. The bank retains the right to act on covenant violations that occur after the date of delivery of the waiver. If the lender had demanded repayment and caused the debt to be considered a short-term obligation, the Company would have been unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

We had cash and cash equivalents of $0.2 million and working capital of $3.3 million, an increase of $0.5 million when compared to March 31, 2022.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure new long-term financing on terms consistent with our near-term business plans. Assuming we are successful refinancing the Ranor Term Loan and renewing the Revolver Loan, we believe our available cash, plus cash expected to be provided by operations, refundable Employee Retention Tax Credits, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. The Company intends to renew the Revolver Loan. There was $0.3 million outstanding under the Revolver Loan at September 30, 2022, and $3.6 million of undrawn capacity.

The uncertainty associated with the refinancing of the Ranor Term Loan which is due on December 15, 2022, and the Revolver Loan, which is due on December 20, 2022, raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the six months ended September 30, 2022 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the timely availability of long-term financing and successful execution of our operating plan. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The table below presents selected liquidity and capital measures at the period ended:

	September 30,	March 31,	Change
(dollars in thousands)	2022	2022	Amount
Cash and cash equivalents	$235	$1,052	$(817)
Working capital	$3,337	$2,753	$584
Total debt	$6,034	$7,356	$(1,322)
Total stockholders’ equity	$15,453	$15,264	$189

The next table summarizes changes in cash by primary component in the cash flows statements for the six months ended:

	September 30,	September 30,	Change
(dollars in thousands)	2022	2021	Amount
Operating activities	$1,623	$(1,066)	$2,689
Investing activities	(1,073)	(8,159)	7,086
Financing activities	(1,367)	7,376	(8,743)
Net decrease in cash	$(817)	$(1,849)	$1,032

Operating activities

Apart from our loan facilities, our primary sources of cash are from accounts receivable collections. Our customers make advance payments and progress payments under the terms of each manufacturing contract. Our cash flows can fluctuate significantly from period to period as we mark progress with customer projects and the composition of our accounts receivable collections mix changes between advance and progress payments, and customer payments made after shipment of finished goods.

Our first six months of fiscal 2023 was generally marked by favorable project performance progress and delivery schedules that led to timely customer payments. Cash provided by operating activities for the six months ended September 30, 2022 was $1.6 million, as customer cash advances and collections exceeded cash outflows on both new and older projects in-progress.  Cash used in operations for the six months ended September 30, 2021 was $1.1 million.

Investing activities

We invested approximately $1.1 million in new factory machinery and equipment for the first six months of fiscal 2023. We are limited by our financial debt covenants and may not spend more than $1.5 million for new machinery and equipment in the fiscal year. We paid $7.8 million to acquire the Stadco business in August 2021 and purchased $0.4 million of new equipment for the six months ended September 30, 2021.

Financing activities

During the six months ended September 30, 2022, we drew down $3.6 million of proceeds under our the Revolver Loan and repaid $4.6 million during the same period. We also used $0.4 million of cash to make periodic lease payments and pay off certain lease and debt obligations. For the six months ended September 30, 2021, we raised approximately $7.2 million from the sale of stock and new debt borrowings to finance the Stadco acquisition and related closing costs. In addition, we paid down principal of $0.6 million on our term debt and finance lease obligations.

All of the above activity resulted in a net decrease in cash of $0.8 million for the six months ended September 30, 2022, compared with a net decrease in cash of $1.8 million for the six months ended September 30, 2021.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank continues as lender of the Ranor Term Loan and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Payments for the original Ranor Term Loan began on January 20, 2017 and continue to be made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date. As amended, the Ranor Term Loan was to mature on September 16, 2022, with a balloon payment of approximately $2.3 million due under the terms of the Loan Agreement with Berkshire Bank. However, on September 15, 2022, Ranor and certain affiliates of the Company entered into a Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note to further extend the maturity date of the Ranor Term Loan to December 15, 2022. It is our intent to refinance the Ranor Term Loan with Berkshire Bank prior to the new maturity date.

Under the Loan Agreement, Berkshire Bank also makes available to Ranor a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. The Company drew down $3.6 million under the Revolver Loan and repaid $4.6 million of principal during the six months ended September 30, 2022. There was $0.3 million outstanding under the Revolver Loan at September 30, 2022. Interest-only payments on advances made under the Revolver Loan during the six months ended September 30, 2022 totaled $5,600 at a weighted average interest rate of 2.75%. Unused borrowing capacity at September 30, 2022 was approximately $3.6 million.

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank under the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items at September 30, 2022:

●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. In accordance with U.S. GAAP, these purchase obligations are not reflected in the accompanying consolidated balance sheets. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $7.2 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $6.0 million, with $3.1 million due over the next twelve months, and approximately $0.6 million due annually for each of the next five years.
●	Our lease obligations, including imputed interest, totaled $7.2 million for buildings and equipment through 2030, with approximately $0.9 million due annually for each of the next eight years.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must secure new long-term financing on terms consistent with our near-term business plans. Assuming we are successful refinancing the Ranor Term Loan and renewing the Revolver Loan, we believe our available cash, plus cash expected to be provided by operations, refundable Employee Retention Tax Credits, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. The Company intends to renew the Revolver Loan. There are no off-balance sheet arrangements as of September 30, 2022.

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

We define EBITDA as net income plus interest, income taxes, depreciation, and amortization. The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for periods ended:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Net income (loss)	$391	$(220)	$611	$(110)	$1,151	$(1,261)
Income tax expense (benefit)	136	(79)	215	(38)	(52)	14
Interest expense (1)	84	57	27	167	87	80
Depreciation and amortization	532	333	199	1,117	516	601
EBITDA	$1,143	$91	$1,052	$1,136	$1,702	$(566)

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Material Weakness

We identified a material weakness in our internal control over financial reporting as of March 31, 2022, which still existed as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements in our Annual Report on Form 10-K, management identified the following material weakness: we did not maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the continuing fair value accounting associated with the Stadco acquisition.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note, dated as of September 15, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank.	8-K	000-51378	September 19, 2022	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
November 17, 2022	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer