Form 10-Q
period 2022-12-31
TECHPRECISION CORP
filed 2023-02-14
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of February 9, 2023, was 34,443,959.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$316,185	$1,052,139
Accounts receivable	2,927,407	3,009,249
Contract assets	9,356,242	8,350,231
Raw materials	1,271,558	874,538
Work-in-process	1,020,566	1,360,137
Other current assets	986,024	1,421,459
Total current assets	15,877,982	16,067,753
Property, plant and equipment, net	12,640,077	13,153,165
Right of use asset, net	6,043,056	6,383,615
Deferred income taxes	2,117,985	2,126,770
Other noncurrent assets, net	726,456	121,256
Total assets	$37,405,556	$37,852,559
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,489,972	$3,426,921
Accrued expenses	2,443,285	3,435,866
Contract liabilities	1,905,262	1,765,319
Current portion of long-term lease liability	727,803	593,808
Current portion of long-term debt	2,069,859	4,093,079
Total current liabilities	8,636,181	13,314,993
Long-term debt, net	4,863,602	3,114,936
Long-term lease liability	5,481,895	5,853,791
Other noncurrent liabilities	2,828,737	305,071
Total liabilities	21,810,415	22,588,791
Commitments and contingencies - see Note 15
Stockholders’ Equity:
Common stock - par value $.0001 per share, 90,000,000 shares authorized, shares issued and outstanding : December 31, 2022 - 34,443,959; March 31, 2022 - 34,307,450	3,444	3,430
Additional paid in capital	14,945,376	14,637,771
Retained earnings	646,321	622,567
Total stockholders’ equity	15,595,141	15,263,768
Total liabilities and stockholders’ equity	$37,405,556	$37,852,559

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$8,327,345	$6,511,325	$23,926,349	$14,720,964
Cost of sales	6,828,458	6,033,267	19,870,572	12,479,531
Gross profit	1,498,887	478,058	4,055,777	2,241,433
Selling, general and administrative	1,224,572	1,623,883	4,426,894	3,530,179
Income (loss) from operations	274,315	(1,145,825)	(371,117)	(1,288,746)
Other income	254	1,999	40,590	13,390
Interest expense	(93,603)	(94,721)	(260,978)	(181,494)
PPP loan forgiveness	—	—	—	1,317,100
Refundable employee retention tax credits	—	—	624,045	—
Total other (expense) income	(93,349)	(92,722)	403,657	1,148,996
Income (loss) before income taxes	180,966	(1,238,547)	32,540	(139,750)
Income tax expense (benefit)	46,991	(333,867)	8,786	(385,749)
Net income (loss)	$133,975	$(904,680)	$23,754	$245,999
Other comprehensive loss:
Foreign currency translation adjustments	$—	$(810)	$—	$(1,909)
Other comprehensive loss	$—	$(810)	$—	$(1,909)
Comprehensive income (loss)	$133,975	$(905,490)	$23,754	$244,090
Net income (loss) per share basic	$0.00	$(0.03)	$0.00	$0.01
Net income (loss) per share diluted	$0.00	$(0.03)	$0.00	$0.01
Weighted average shares outstanding - basic	34,443,959	34,286,580	34,363,352	31,716,353
Weighted average shares outstanding - diluted	36,134,709	34,286,580	36,039,468	33,395,123

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock	Par	Paid in	Comprehensive	Retained	Stockholders’
	Outstanding	Value	Capital	Income	Earnings	Equity
Balance 3/31/2021	29,498,662	$2,949	$8,944,660	$21,838	$972,401	$9,941,848
Stock-based compensation			33,500			33,500
Net income					1,371,092	1,371,092
Foreign currency translation adjustment				42		42
Balance 6/30/2021	29,498,662	$2,949	$8,978,160	$21,880	2,343,493	$11,346,482
Restricted stock award	100,000	10	(10)			—
Common stock issued for acquired business	1,466,061	147	2,268,853			2,269,000
Proceeds from sale of common stock, net	3,202,727	320	3,187,261			3,187,581
Issuance of warrants			46,256			46,256
Stock-based compensation			28,566			28,566
Net loss					(220,413)	(220,413)
Foreign currency translation adjustment				(1,141)		(1,141)
Balance 9/30/2021	34,267,450	$3,426	$14,509,086	$20,739	2,123,080	$16,656,331
Issuance of common stock	20,000	2	34,998			35,000
Stock-based compensation			44,109			44,109
Net loss					(904,680)	(904,680)
Foreign currency translation adjustment				(810)		(810)
Balance 12/31/2021	34,287,450	$3,428	$14,588,193	$19,929	$1,218,400	$15,829,950

Balance 3/31/2022	34,307,450	$3,430	$14,637,771	$—	622,567	$15,263,768
Stock-based compensation			52,107			52,107
Net loss					(501,165)	(501,165)
Balance 6/30/2022	34,307,450	$3,430	$14,689,878	$—	121,402	$14,814,710
Stock-based compensation			46,539			46,539
Stock issued for contingent consideration	36,509	4	56,306			56,310
Stock award nonemployee directors	100,000	10	143,990			144,000
Net income					390,944	390,944
Balance 9/30/2022	34,443,959	$3,444	$14,936,713	$—	512,346	$15,452,503
Stock-based compensation			8,663			8,663
Net income					133,975	133,975
Balance 12/31/2022	34,443,959	$3,444	$14,945,376	$—	646,321	$15,595,141

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,754	$245,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,666,741	978,517
Amortization of debt issue costs	39,961	34,588
Stock based compensation expense	307,619	141,176
Change in contract loss provision	100,880	(66,232)
Deferred income taxes	8,785	(386,413)
PPP loan forgiveness	—	(1,317,100)
Change in fair value for contingent consideration	63,436	—
Gain on sale of fixed asset	(468)	—
Changes in operating assets and liabilities:
Accounts receivable	81,842	(575,181)
Contract assets	(1,006,010)	(871,339)
Work-in-process and raw materials	(57,450)	477,936
Other current assets	435,435	215,334
Other noncurrent assets	—	(50,633)
Accounts payable	(166,749)	(611,045)
Accrued expenses	(1,741,606)	(1,282,269)
Contract liabilities	139,944	1,418,010
Other noncurrent liabilities	974,737	—
Net cash provided by (used in) operating activities	870,851	(1,648,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(7,795,810)
Proceeds from sale of fixed assets	7,000	—
Fixed asset deposit	(605,200)	—
Purchases of property, plant, and equipment	(663,033)	(436,531)
Net cash used in investing activities	(1,261,233)	(8,232,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	—	4,000,000
Closing costs related to common stock sale	—	(335,419)
Proceeds from sale of common stock	—	3,523,000
Debt issue costs	(43,945)	(116,511)
Revolver loan payments and borrowings, net	187,998	1,978,221
Payments of principal for leases	(31,058)	(493,015)
Repayments of long-term debt	(458,567)	(243,510)
Net cash (used in) provided by financing activities	(345,572)	8,312,766
Effect of exchange rate on cash and cash equivalents	—	(25)
Net decrease in cash and cash equivalents	(735,954)	(1,568,252)
Cash and cash equivalents, beginning of period	1,052,139	2,130,711
Cash and cash equivalents, end of period	$316,185	$562,459
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$216,881	$152,498

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH OPERATING, INVESTING AND FINANCING TRANSACTIONS:

Nine Months Ended December 31, 2022

Stadco entered into a payment arrangement agreement (the “Payment Agreement”) with the Department of Water and Power of the City of Los Angeles (the “LADWP”), to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that are delinquent and unpaid. This liability amount was included in accounts payable on the Company’s balance sheet as of March 31, 2022, and was reclassified as a current liability for $221,272 to accrued expenses and to noncurrent liabilities for $1,548,929 in December 2022.

Nine Months Ended December 31, 2021

On August 25, 2021, in exchange for the issuance of 1,466,061 shares of common stock and a warrant to purchase 100,000 shares of the common stock, the Company acquired all the issued and outstanding capital stock of Stadco, acquired certain other securities of Stadco and satisfied certain liabilities of Stadco. The fair value of the common stock transferred was $2,269,000, based on the closing market price of the Company’s common stock on the closing date, August 25, 2021. The fair value of the warrants transferred was $46,256 and was estimated using the Black-Scholes option-pricing model. Also, in connection with the Stadco acquisition, the Company became party to an amended and restated lease agreement to rent buildings and property at the Stadco manufacturing location and recorded a right-of-use asset and liability of approximately $6.7 million.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, Acquisition Sub, and WCMC, until its dissolution. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of December 31, 2022, the condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and nine months ended December 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All

adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Risks and Uncertainties - For the nine months ended December 31, 2022 and 2021, there were no events related to Coronavirus Disease (COVID-19) that had a material impact on our operations. The Company will continue to monitor the impacts of COVID-19 and any government-imposed actions thereto.

We reported a net loss of $0.1 million for the six months ended September 30, 2022. We reported a net loss of $0.3 million for the fiscal year ended March 31, 2022. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income. Berkshire Bank waived the Company’s noncompliance with certain of the financial and related covenants at September 30, 2022. In our Form 10-Q for the quarter ended September 30, 2022, we disclosed our intention to secure new long-term financing on terms consistent with our near-term business plans for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business. On December 23, 2022, we were successful extending the maturity date of the Ranor Term Loan to December 2027 and renewing the Revolver Loan for one year (each as defined below; see Note 12 – Debt). Additionally, we were able to meet certain financial and related loan covenants that the Company had failed in the prior quarter. As such, the uncertainty with respect to the Company’s ability to continue as a going concern has been alleviated.

NOTE 3 – BUSINESS COMBINATION

Stadco Acquisition

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement, dated as of October 16, 2020, or the “SPA”, among TechPrecision, Acquisition Sub, Stadco Acquisition, LLC, or “Holdco”, and each stockholder of Holdco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

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

Pursuant to the SPA, and upon the terms and subject to the conditions therein, the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 666,666 shares of the Company’s common stock to Holdco. In connection with the acquisition of Stadco, the Company reached an agreement with the holders of certain other non-bank indebtedness of Stadco, under which each such lender agreed to forgive such indebtedness in exchange for an aggregate of 199,395 shares of the Company’s common stock. In addition, the Company reached an agreement with a certain other security holder who agreed to sell its Stadco securities to the Company in exchange for the issuance by the Company of 600,000 shares of the Company’s common stock and a warrant to purchase 100,000 shares of the Company’s common stock. The fair value of the 1,466,061 shares of common stock issued as aggregate consideration was $2.3 million based on the closing market price of the Company’s common stock on the August 25, 2021 closing date. The fair value of the warrants is estimated using the Black-Scholes option-pricing model. The warrants vested in full on the issue date, have a three-year term and exercise price of $1.43 per share. The fair value of the warrants was $46,256 and estimated using the Black-

Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the grant. Expected volatility of 46.7% was based on the historical volatility of our common stock. The risk-free interest rate of 0.4% was selected based upon yields of three-year U.S. Treasury bond.

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

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that required payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allowed the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock was less than the target stock price stated in each agreement, TechPrecision was to issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements was guaranteed and only the number of shares issued could vary, with the final measurement date and amount determined on the one-year anniversary date. Since the contract did not specify a fixed maximum number of shares to be issued on the anniversary date, had the company determined to satisfy the contingent consideration with shares only, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation could have been required to be issued. In any case, the maximum value of the contingent consideration was $2,269,000, whether paid in shares of common stock or in cash, or both. The Company settled the obligation associated with the contingent consideration on August 25, 2022 by issuing 36,509 shares of common stock valued at $56,310 on August 25, 2022. The fair value of the contingent consideration was based on the closing stock price on the issuance date.

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

Supplemental Pro Forma Information

The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on April 1, 2021. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved from the acquisition. The following table discloses the pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2021, for the nine months ended December 31, 2021:

Pro forma combined
Nine months ended
December 31,
2021
Net sales	$19,441,005
Operating loss	$(2,793,821)
Loss before income taxes	$(1,880,903)
Net loss	$(1,496,049)
EPS basic	$(0.04)
EPS dilutive	$(0.04)
Weighted average shares outstanding – basic and diluted	34,212,032

The pro forma results include adjustments for the purchase accounting impact, including, but not limited to, depreciation and amortization associated with the acquired tangible assets, and an adjustment for interest expense related to the new long-term debt, the alignment of accounting policies, and the elimination of transactions between TechPrecision and Stadco. Other adjustments reflected in the pro forma results are as follows for the nine months ended December 31, 2021:

●	In selling, general and administrative, excluded non-recurring expense of $0.3 million for consulting, legal, due diligence, bank fees, and other costs incurred in connection with the acquisition.
●	We excluded $0.7 million of management fees due to then preferred stockholders of Stadco,
●	We excluded interest expense of $0.5 million, reflecting a reduction of Stadco’s bank debt and interest rates.
●	We included an estimated tax benefit of $0.4 million based on the Company’s fiscal year 2022 annual estimated tax rate.

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

Net Sales by market	Defense	Industrial	Totals
Three months ended December 31, 2022	$8,316,711	$10,634	$8,327,345
Three months ended December 31, 2021	$6,362,681	$148,644	$6,511,325
Nine months ended December 31, 2022	$23,543,077	$383,272	$23,926,349
Nine months ended December 31, 2021	$13,868,968	$851,996	$14,720,964

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2022	$7,813,273	$514,072	$8,327,345
Three months ended December 31, 2021	$6,378,952	$132,733	$6,511,325
Nine months ended December 31, 2022	$22,672,048	$1,254,301	$23,926,349
Nine months ended December 31, 2021	$13,259,229	$1,461,735	$14,720,964

As of December 31, 2022, the Company had $43.9 million of remaining performance obligations, of which $39.7 million were less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended				Three months ended			Nine months ended				Nine months ended
	December 31, 2022				December 31, 2021			December 31, 2022				December 31, 2021
Customer	Amount		Percent		Amount		Percent	Amount		Percent		Amount		Percent
A		$1,448,547	17%			$967,846	15%		$4,182,984	18%			$3,447,511	23%
B	$	*	*	%		$793,910	12%	$	*	*	%		$2,454,171	17%
C	$	*	*	%		$937,620	14%	$	*	*	%	$	*	*	%
D	$	*	*	%		$926,965	14%	$	*	*	%	$	*	*	%
E	$	*	*	%		$913,501	14%	$	*	*	%	$	*	*	%
F		$1,451,713	17%		$	*	* %		$4,495,028	19%		$	*	*	%
G		$1,385,871	16%		$	*	* %		$4,764,391	20%		$	*	*	%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the nine months ended December 31, 2022, we recognized revenue of approximately $1.8 million related to our contract liabilities at April 1, 2022. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
December 31, 2022	$18,824,537	$(9,468,295)	$9,356,242
March 31, 2022	$14,216,187	$(5,865,956)	$8,350,231

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The Company recorded income tax expense of $8,786 for the nine months ended December 31, 2022, and an income tax expense of $46,991 for the three months ended December 31, 2022. The Company’s effective tax rate for the nine months ended December 31, 2022 was 27.0%.

The valuation allowance on deferred tax assets was approximately $2.0 million at December 31, 2022. We believe that it is more likely than not that the benefit from certain state net operating losses, or NOLs, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 6 - EARNINGS PER SHARE

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods ended:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Basic EPS
Net income (loss)	$133,975	$(904,680)	$23,754	$245,999
Weighted average shares	34,443,959	34,286,580	34,363,352	31,716,353
Net income (loss) per share	$0.00	$(0.03)	$0.00	$0.01
Diluted EPS
Net income (loss)	$133,975	$(904,680)	$23,754	$245,999
Dilutive effect of stock options	1,690,750	—	1,676,116	1,678,770
Weighted average shares	36,134,709	34,286,580	36,039,468	33,395,123
Net income (loss) per share	$0.00	$(0.03)	$0.00	$0.01

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended December 31, 2021, there were potential anti-dilutive stock options and warrants of 2,820,000, none of which were included in the earnings per share calculations above.

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

At December 31, 2022, there were 1,250,000 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2021	2,719,000	$0.372	$2,476,300	5.62
Canceled	(49,000)
Outstanding at 3/31/2022	2,670,000	$0.343	$3,597,700	4.66
Outstanding at 12/31/2022	2,670,000	$0.343	$4,612,330	3.93
Vested or expected to vest at 12/31/2022	2,670,000	$0.343	$4,612,330	3.93
Exercisable and vested at 12/31/2022	2,670,000	$0.343	$4,612,330	3.93

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company’s common stock.

The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at December 31, 2022 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01‑$0.49	1,270,000	2.85	$0.12	1,270,000	$0.12
$0.50‑$0.99	1,400,000	4.40	$0.55	1,400,000	$0.55
Totals	2,670,000			2,670,000

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

On January 24, 2022, the board of directors, in recognition of their special efforts in completing the previously disclosed acquisition of Stadco, granted (a) an aggregate total of 20,000 shares of restricted stock under the Company’s 2016 Equity Incentive Plan and (b) a cash award of $35,000, to each of Alexander Shen, the Company’s chief executive officer, and Thomas Sammons, the Company’s chief financial officer. The shares were measured at fair value at $34,000 on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on January 24, 2023. Each grantee was required to have been serving as an executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company had terminated prior to the vesting date, the grantee’s restricted stock would have been forfeited automatically, subject to certain exceptions.

Total recognized compensation cost related to the restricted stock awards for the three and nine months ended December 31, 2022, was $8,663 and $107,309, respectively. On December 31, 2022, there was $1,770 of unrecognized compensation cost related to the restricted stock awards.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On December 31, 2022, there were trade accounts receivable balances outstanding from four customers comprising 82% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2022				March 31, 2022
Customer	Dollars		Percent		Dollars		Percent
A	$	*	*	%		$1,079,264	36%
B	$	*	*	%		$436,051	14%
C		$745,459	26%		$	*	*	%
D	$	*	*	%		$382,789	13%
E		$688,979	24%		$	*	*	%
F	$	*	*	%		$309,500	10%
G		$490,176	17%		$	*	*	%
H		$434,802	15%		$	*	*	%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	December 31, 2022	March 31, 2022
Prepaid taxes	$34,814	$26,497
Supplier advances	41,920	—
ERTC refundable credits	624,045	1,093,661
Prepaid insurance	149,609	184,275
Prepaid subscriptions	83,605	66,098
Deposits	21,706	21,100
Employee advances	—	9,668
Prepaid advisory fees, other	30,325	20,160
Totals	$986,024	$1,421,459

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	December 31, 2022	March 31, 2022
Land	$110,113	$110,113
Building and improvements	3,293,985	3,289,901
Machinery equipment, furniture, and fixtures	21,372,965	20,860,152
Construction in progress	133,058	—
Total property, plant, and equipment	24,910,121	24,260,166
Less: accumulated depreciation	(12,270,044)	(11,107,001)
Total property, plant and equipment, net	$12,640,077	$13,153,165

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	December 31, 2022	March 31, 2022
Accrued compensation	$858,972	$947,938
Provision for claims	286,437	935,382
Provision for contract losses	239,392	340,272
Accrued professional fees	357,082	513,379
Accrued project costs	444,583	487,869
Contingent consideration	—	63,436
Other	256,819	147,590
Total	$2,443,285	$3,435,866

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

Long-term debt included the following as of:	December 31, 2022	March 31, 2022
Stadco Term Loan, at 3.79% interest, due August 2028	$3,318,621	$3,705,792
Ranor Term Loan, at 6.05% interest, due December 2027	2,291,729	2,363,126
Ranor Revolver Loan due December 2023	1,475,000	1,287,002
Total debt	$7,085,350	$7,355,920
Less: debt issue costs unamortized	$151,889	$147,905
Total debt, net	$6,933,461	$7,208,015
Less: Current portion of long-term debt	$2,069,859	$4,093,079
Total long-term debt, net	$4,863,602	$3,114,936

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

Unamortized debt issue costs at December 31, 2022 and March 31, 2022 were $48,513 and $71,617, respectively.

Ranor Term Loan

The “Ranor Term Loan” was originally made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million. Payments began on January 20, 2017 and were made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the maturity date.

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

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, the Amendment, among other things (i) extends the maturity date of the Ranor Term Loan to December 15, 2027, (ii) extends the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with SOFR, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0.

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

Under the amended promissory note for the Revolver Loan, the Company can elect to pay interest at an adjusted SOFR-based rate or an Adjusted Prime Rate. The minimum adjusted LIBOR-based rate is 2.75% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The LIBOR-based rate expired on December 20, 2022.

There was approximately $1.5 million outstanding under the Revolver Loan at December 31, 2022. Interest payments made under the Revolver Loan were $20,769 for the nine months ended December 31, 2022. The weighted average interest rate at December 31, 2022 and March 31, 2022 was 4.41% and 2.67%, respectively. Unused borrowing capacity at December 31, 2022 and March 31, 2022 was approximately $3.5 million and $2.8 million, respectively.

Unamortized debt issue costs at December 31, 2022 and March 31, 2022 were $103,376 and $76,288, respectively.

Berkshire Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the “Berkshire Loans”, may be accelerated upon the occurrence of an event of default as defined in the Loan Agreement. Upon the occurrence and during the continuance of any of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of any event specified in the Loan Agreement, the unpaid principal amount of the Loans and the Notes together with accrued interest and all other obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision to the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, (except for the fiscal quarter ended December 31, 2022, in which case such ratio of Cash Flow to Total Debt Service shall not be less than 1.10 to 1.00), measured quarterly on the last day of each fiscal quarter or-annual period of TechPrecision on a trailing twelve (12) month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within sixty days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within one hundred twenty days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock-based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to shareholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. Total Debt Service shall mean an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

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

The Company was in compliance with all of the financial covenants at December 31, 2022 and March 31, 2022.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy.

The scheduled principal maturities for our total debt by calendar year:

2023	$2,069,859
2024	618,889
2025	645,305
2026	672,179
2027	2,650,200
Thereafter	428,918
Total	$7,085,350

NOTE 13 - OTHER NONCURRENT LIABILITIES

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment in January 2022 and two additional payments in April 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. Customer payments received of $1.3 million and $0.3 million are recorded as a noncurrent liability in the condensed consolidated balance sheets at December 31, 2022 and March 31, 2022, respectively.

Stadco entered into the Payment Agreement with the LADWP, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that are delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in accounts payable on the Company’s balance sheet as of March 31, 2022, and was reclassified to accrued expenses as a current liability for $0.2 million, and to noncurrent liability for $1.5 million as of December 31, 2022.

NOTE 14 – LEASES

On August 25, 2021, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6.6 million. Monthly base rent for the property is $78,571 per month, with a 20% discount through November 30, 2022. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the Landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	December 31, 2022	March 31, 2022
Right of use asset – operating lease	$6,831,768	$6,649,744
Right of use asset – finance leases	86,206	125,032
Accumulated amortization	(874,918)	(391,161)
Right of use asset, net	$6,043,056	$6,383,615
Lease liability – operating lease	$6,167,849	$6,374,691
Lease liability – finance leases	41,849	72,908
Total lease liability	$6,209,698	$6,447,599

Other supplemental information regarding our leases are contained in the following tables:

Components of lease expense for the nine months ended:	December 31, 2022	December 31, 2021
Operating lease amortization	$480,817	$206,432
Finance lease amortization	$16,334	$21,134
Finance lease interest	$1,171	$2,415

Weighted average lease term and discount rate at:	December 31, 2022	December 31, 2021
Lease term (years) – finance	1.00	2.85
Lease term (years) – operating	7.58	8.50
Lease rate - finance	4.5%	3.9%
Lease rate - operating	4.5%	4.5%

Supplemental cash flow information related to leases for the nine months ended:	December 31, 2022	December 31, 2021
Cash used in operating activities	$612,411	$181,525
Cash used in financing activities	$31,058	$493,015

Maturities of lease liabilities as of December 31 for each of the next five years and thereafter:

2023	$985,224
2024	980,048
2025	976,865
2026	969,440
2027	966,966
Thereafter	2,336,833
Total lease payments	$7,215,376
Less: imputed interest	1,005,678
Total	$6,209,698

NOTE 15 – COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2022 for future executive salaries and bonus was approximately $0.6 million. The aggregate commitment at December 31, 2022 for accrued payroll, vacation and holiday pay was approximately $0.8 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $63,354 and $65,303 for the nine months ended December 31, 2022 and 2021, respectively.

NOTE 16 – SEGMENT INFORMATION

The Company has two wholly-owned subsidiaries, Ranor and Stadco that are reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All of the Company’s operations, assets, and customers are located in the U.S.

Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other industrial customers. However, both segments have separate operating, engineering, and sales teams. The Chief Operating Decision Maker, or “CODM”, evaluates the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs. Corporate costs include executive and director compensation, stock-based compensation, and other corporate and administrative expenses not allocated to the segments. The segment operating profit metric is what the CODM uses in evaluating our results of operations and the financial measure that provides insight into our overall performance and financial position.

The following table provides summarized financial information for our segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Ranor	$4,735,459	$2,790,254	$14,395,043	$9,741,267
Stadco	3,591,886	3,721,071	9,531,306	4,979,697
Net sales from external customers	8,327,345	6,511,325	23,926,349	14,720,964
Ranor	1,334,565	(243,945)	4,077,962	586,512
Stadco	(561,291)	(191,367)	(2,775,382)	(150,362)
Corporate and unallocated (1)	(498,959)	(710,513)	(1,673,697)	(1,724,896)
Total operating income (loss)	274,315	(1,145,825)	(371,117)	(1,288,746)
ERTC refundable credits	--	--	624,045	--
PPP loan forgiveness	--	--	--	1,317,100
Other income	254	1,999	40,590	13,390
Interest expense	(93,603)	(94,721)	(260,978)	(181,494)
Consolidated income (loss) before income taxes	$180,966	$(1,238,547)	$32,540	$(139,750)
Depreciation and amortization:
Ranor			$391,172	$477,327
Stadco			1,275,569	501,190
Totals			$1,666,741	$978,517
Capital expenditures
Ranor			$175,873	$387,714
Stadco			487,160	48,817
Totals			$663,033	$436,531

Prior period segment data is revised to reflect the new reportable segments.

(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

NOTE 17 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In November 2021, the Financial Accounting Standards Board, or the “FASB” issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this ASU on April 1, 2022 did not have a significant impact on the Company’s financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The adoption of these amendments on April 1, 2022, did not have a material impact on our financial statements and disclosures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes, which appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of current or historical fact contained in this quarterly report, including statements that express our intentions, plans, objectives, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events, or conditions are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

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

Our production facilities continue to operate as they had prior to the outbreak of the COVID-19 pandemic, other than the implementation of enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by applicable governmental authorities during 2020 and 2021 did not impair our ability to maintain operations.

Our results of operations and cash flows during the nine months ended December 31, 2022, and 2021 were not materially affected by the COVID-19 pandemic.However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the magnitude of future impact on our financial condition and results of operations.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended December 31, 2022.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended December 31, 2022 and 2021

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$4,735	57%	$2,790	43%	$1,945	70%
Stadco	3,592	43%	3,721	57%	(129)	(3)%
Net sales	$8,327	100%	$6,511	100%	$1,816	28%
Ranor	$3,056	37%	$2,538	39%	$518	20%
Stadco	3,773	45%	3,495	54%	278	8%
Cost of sales	$6,828	82%	$6,033	93%	$795	13%
Ranor	$1,680	20%	$199	3%	$1,481	744%
Stadco	(181)	(2)%	279	4%	(460)	(165)%
Gross profit	$1,499	18%	$478	7%	$1,021	214%

Net Sales

Consolidated - Net sales for the three months ended December 31, 2022 were $8.3 million, or 28% million higher when compared to the same period a year ago. A favorable project mix at Ranor provided the boost for the increase in third quarter revenue.

Ranor - Net sales were $4.7 million for the three months ended December 31, 2022, or 70% higher when compared to the same prior year period. Net sales to defense customers increased by $2.1 million. Net sales increased primarily on profitable orders for repeat defense industry business which contributed to a favorable project mix in the period. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $0.2 million due to lower project activity. Order flow in this sector can be uneven and difficult to forecast.

Stadco - Net sales were $3.6 million for the three months ended December 31, 2022, compared to net sales of $3.7 million for the same quarter a year ago. We have a strong defense backlog at Stadco for new orders related to a variety of programs, including components for heavy lift helicopters.

Cost of Sales, Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended December 31, 2022, was 13% higher when compared to the three months ended December 31, 2021, the result of increased direct labor hours charged to jobs at Ranor because of the increased level of job activity, and under-absorbed factory overhead at Stadco. Gross profit was $1.0 million higher when compared to the three months ended December 31, 2021. Gross margin was 18% for the three months ended December 31, 2022, compared to 7.3% for the three months ended December 31, 2021.

Ranor - Gross profit and gross margin increased year over year on improved throughput, profitable repeat business, and a favorable project mix. This set of production conditions resulted in better overhead absorption rates which began to take hold in the fourth quarter of fiscal 2022.

Stadco - The gross margin turned negative at the end of fiscal year 2022 and continued through the third quarter of fiscal 2023. Certain unprofitable projects and new project startups slowed production activities and resulted in unfavorable throughput and under-absorbed overhead. These conditions have resulted in unfavorable factory overhead absorption rates since the acquisition date in August 2021.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$345	4%	$443	7%	$(98)	(22)%
Stadco	381	5%	471	7%	(90)	(19)%
Corporate and unallocated	499	6%	710	11%	(211)	(30)%
Consolidated SG&A	$1,225	15%	$1,624	25%	$(400)	(25)%

Consolidated - Total SG&A is composed of compensation, outside advisory and other office costs. Total SG&A for the three months ended December 31, 2022, decreased by $0.4 million, or 25% compared to the prior-year period. Outside advisory service fees in the prior year period included one-time costs for legal, accounting, and other outside advisory services.

Ranor – Lower headcount and reduced business travel led to lower spending for compensation and other office costs of approximately $40,000 and $60,000, respectively. Reduction in travel ($25,000) and lower insurance costs ($25,000) were the primary drivers of the office costs decrease.

Stadco - A decrease of $0.1 million was due to lower compensation expenses, the result of lower headcount, and the cost of insurance.

Corporate and unallocated - Legal, accounting fees, travel expenses and other office costs decreased by approximately $0.2 million. The same period a year ago included certain one-time integration costs in connection with the Stadco acquisition.

Operating income (loss)

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$1,334	16%	$(244)	(4)%	$1,578	647%
Stadco	(561)	(7)%	(191)	(3)%	(370)	nm %
Corporate and unallocated	(499)	(6)%	(711)	(11)%	212	30%
Operating income (loss)	$274	3%	$(1,146)	(18)%	$1,420	124%

nm – not meaningful

Consolidated – As a result of the foregoing, notwithstanding the reduced profitability at Stadco, we reported operating income of $0.3 million compared with an operating loss of $1.1 million for the three months ended December 31, 2021.

Ranor – Operating income was $1.6 million higher compared to same period prior year, due primarily to profitable repeat business and a favorable project mix and continued improved operating throughput which resulted in better factory overhead absorption.

Stadco – New project startups, certain poorly priced legacy projects, and related production issues, resulted in an operating loss of $0.6 million.

Corporate and unallocated - Losses narrowed due to a decrease in legal and accounting fees, travel expenses and other office costs because of the absence of integration costs in connection with the Stadco acquisition.

Other Income (Expense)

The following table presents other income (expense) for the three months ended December 31:

	2022	2021	$ Change	% Change
Other income, net	$254	$1,999	$(1,745)	(87)%
Interest expense	$(80,389)	$(78,230)	$(2,159)	(3)%
Amortization of debt issue costs	$(13,214)	$(16,491)	$3,277	20%

Interest expense was higher for the three months ended December 31, 2022. The increase in interest expense was due primarily to new borrowings under the Revolver Loan (each as defined below). We expect to see higher interest expense in future periods due to higher interest rates on the extended Ranor Term Loan and renewed Revolver Loan.

Amortization of debt issue costs were lower when compared to the three months ended December 31, 2021. However, new amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan renewal. As a result, we expect to see higher amortization expense in future periods.

Other income, net, in the table above, reflects lower interest income earned for the three months ended December 31, 2022.

Income Taxes

For the three months ended December 31, 2022, the Company recorded tax expense of $46,991. The Company recorded a tax benefit of $333,867 in the three months ended December 31, 2021.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2022 and March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income (Loss)

As a result of the foregoing, for the three months ended December 31, 2022, we recorded net income of $0.1 million, compared with net loss of $0.9 million for the three months ended December 31, 2021.

Nine Months Ended December 31, 2022 and 2021

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$14,395	60%	$9,741	66%	$4,654	48%
Stadco	9,531	40%	4,980	34%	4,551	91%
Net sales	$23,926	100%	$14,721	100%	$9,205	63%
Ranor	$8,849	37%	$7,924	54%	$925	12%
Stadco	11,022	46%	4,556	31%	6,466	142%
Cost of sales	$19,871	83%	$12,480	85%	$7,391	59%
Ranor	$5,546	23%	$1,764	12%	$3,782	214%
Stadco	(1,491)	(6)%	477	3%	(1,968)	nm %
Gross profit	$4,055	17%	$2,241	15%	$1,814	81%

nm- mot meaningful

Net Sales

Consolidated - Net sales were $23.9 million or 63% higher when compared to consolidated net sales for the nine months ended December 31, 2021. Net sales increased due to $4.5 million of new revenue from our Stadco segment and $4.7 revenue increase at our Ranor segment. The prior year results only included eighteen weeks of business activity at Stadco.

Ranor - Net sales were $14.4 million for the nine months ended December 31, 2022, or 48% higher when compared to the same prior year period. Net sales increased primarily on profitable orders of repeat business which contributed to a favorable project mix for the year-to-date period. Net sales to defense customers increased by $5.4 million. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $0.7 million due to lower project activity. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast.

Stadco - Net sales were $9.5 million for the nine months ended December 31, 2022. Net sales for the nine months ended December 31, 2021 were $5.0 million but only included eighteen weeks of business activity following the August 25, 2021 acquisition date. Our defense backlog for Stadco remains strong with new orders for components related to a variety of programs, including components for heavy lift helicopters.

Cost of Sales, Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2022, was $7.4 million higher when compared to the nine months ended December 31, 2021. The increase in cost of sales was primarily the result of a full thirty-nine weeks of business activity at our Stadco segment when compared to only eighteen weeks in the same period a year ago. Gross profit increased by $1.8 million, or 81% when compared to the nine months ended December 31, 2021, following a strong operating performance at Ranor, which more than offset weak operating results at Stadco. Gross margin was 17.0% versus 15.2% year-over-year.

Ranor - The gross profit and gross margin significantly increased year over year with improved throughput on new orders of profitable repeat business. This set of favorable conditions began to take hold in the fourth quarter of fiscal 2022 and accelerated project progress with better overhead absorption rates. We expect this trend to continue in future periods.

Stadco - The gross profit and gross margin turned negative at the end of fiscal year 2022 and continued through the third quarter of fiscal 2023. New projects with associated startup activities and certain unprofitable projects resulted in unfavorable throughput and under-absorbed overhead. We expect a gradual improvement in gross margin as the new projects progress with better throughput in future periods.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$1,468	6%	$1,177	8%	$291	25%
Stadco	1,285	5%	628	4%	657	105%
Corporate and unallocated	1,674	7%	1,725	12%	(51)	(3)%
Consolidated SG&A	$4,427	18%	$3,530	24%	$897	25%

Consolidated - Total selling, general and administrative expenses for the nine months ended December 31, 2022, increased by $0.9 million, or 25%. Spending on outside advisory services and business travel returned to pre-pandemic levels at Ranor. Stadco SG&A for the full nine months was higher as the comparable prior year period only included eighteen weeks of business activity for the segment.

Ranor – Advisory fees, travel expenses and other office costs increased by approximately $0.3 million due to a return to pre-pandemic travel and business activity.

Stadco – SG&A for the first nine months of fiscal 2023 was higher as the comparable prior year period only included eighteen weeks of activity. The SG&A expenses are composed of compensation, outside advisory services, and other office costs.

Corporate and unallocated - SG&A decreased by approximately $0.1 million, due primarily to the absence of acquisition and integration costs in connection with the Stadco acquisition in the third quarter of fiscal 2023.

Operating loss

	December 31, 2022		December 31, 2021		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$4,078	17%	$586	4%	$3,492	596%
Stadco	(2,775)	(12)%	(150)	(1)%	(2,625)	nm %
Corporate and unallocated	(1,674)	(7)%	(1,725)	(12)%	51	3%
Operating loss	$(371)	(2)%	$(1,289)	(9)%	$918	71%

nm – not meaningful

Consolidated - As a result of the foregoing, including the integration and reduced profitability at Stadco, we reported an operating loss of $0.4 million compared to operating loss of $1.3 million for the nine months ended December 31, 2021. Our operating losses have narrowed recently, due to favorable operating results at Ranor, and incremental operating improvement at Stadco.

Ranor – Operating income was $3.5 million higher compared to same prior year period, due primarily to a profitable project mix and improved operating throughput.

Stadco - New project startups with related production activities led to unfavorable throughput and unabsorbed overhead that resulted in an operating loss of $2.8 million. The prior year period only included eighteen weeks of business activity at Stadco.

Corporate and unallocated - Corporate expenses were lower for the nine months ended December 31, 2022, as the savings from the absence of integration and acquisition costs in connection with the Stadco acquisition in fiscal 2022 more than offset an increase in share-based compensation and office costs.

Other Income (Expense)

The following table presents information for the nine months ended December 31:

	2022	2021	$ Change	% Change
Other income, net	$40,590	$13,390	$27,200	203%
Interest expense	$(221,017)	$(146,906)	$(74,111)	(50)%
Amortization of debt issue costs	$(39,961)	$(34,588)	$(5,373)	(16)%

Other income, net, in the table above, includes the change in fair value for contingent consideration of $63,436 and the fair value of the stock issued for $56,310 in connection with the Stadco acquisition, and other tax rebates for $33,223. Other income for the nine months ended December 31, 2021, includes a return of $10,000 for a retainer fee previously paid for outside advisory fees in connection with a class action settlement in March 2021.

Interest expense was higher for the nine months ended December 31, 2022. The increase in interest expense was due primarily to borrowings under the Stadco Term Loan (as defined below) and higher amounts borrowed under the Revolver Loan. We also expect to see higher interest expense in comparable future periods due to higher interest rates on the extended Ranor Term Loan and renewed Revolver Loan.

Amortization of debt issue costs were higher when compared to the nine months ended December 31, 2021. New amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan. As a result, we expect to see higher amortization expense in future periods.

Employee Retention Tax Credit (ERTC)

Other income for the nine months ended December 31, 2022, includes an accrual of $624,045 for a refundable Employee Retention Tax Credit authorized under the Coronavirus Aid Relief and Economic Security (“CARES”) Act for eligible employers with qualified wages.

Paycheck Protection Program (PPP) Loan Forgiveness

Included in the results for the nine-months ended December 31, 2021, is $1.3 million for forgiveness of the Company’s PPP loan. As authorized by Section 1106 of the CARES Act, the Small Business Administration remitted to Berkshire Bank, the lender of record, a payment of principal for $1.3 million. The funds credited to the PPP loan paid this loan off in full.

Income Taxes

For the nine months ended December 31, 2022, the Company recorded a tax expense of $8,786, and for the nine months ended December 31, 2021, the Company recorded a tax benefit of $385,749.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2022 and March 31, 2022 was approximately $2.0 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Income

As a result of the foregoing, for the nine months ended December 31, 2022, we recorded net income of $23,754, compared with net income of $0.2 million for the nine months ended December 31, 2021.

Liquidity and Capital Resources

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income.

As of December 31, 2022, we had $3.8 million in total available liquidity, consisting of $0.3 million in cash and cash equivalents, and $3.5 million in undrawn capacity under our Revolver Loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our Revolver Loan.

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, the Amendment, among other things (i) extends the maturity date of the loan originally made to Ranor by Berkshire Bank in 2016, or the “Ranor Term Loan” to December 15, 2027, (ii) extends the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with SOFR, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0. Our capital expenditures are limited to $1.5 million annually and contain loan-to-value, and balance sheet leverage covenants.

There was approximately $1.5 million outstanding under the Revolver Loan at December 31, 2022. Interest payments made under the Revolver Loan were $20,769 for the nine months ended December 31, 2022. The weighted average interest rate at December 31, 2022 and March 31, 2022 was 4.41% and 2.67%, respectively. Unused borrowing capacity at December 31, 2022 and March 31, 2022 was approximately $3.5 million and $2.8 million, respectively.

At December 31, 2022 our working capital was $7.2 million, an increase compared to $2.8 million at March 31, 2022.

The Company was in compliance with all of the financial and related covenants on December 31, 2022 and March 31, 2022.

We believe our available cash, plus cash expected to be provided by operations, refundable Employee Retention Tax Credits, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. We intend to refinance that Revolver Loan with Berkshire Bank at the next expiration date.

The table below presents selected liquidity and capital measures at the period ended:

	December 31,	March 31,	Change
(dollars in thousands)	2022	2022	Amount
Cash and cash equivalents	$316	$1,052	$(736)
Working capital	$7,242	$2,753	$4,489
Total debt	$7,085	$7,356	$(271)
Total stockholders’ equity	$15,595	$15,264	$331

The next table summarizes changes in cash by primary component in the cash flows statements for the nine months ended:

	December 31,	December 31,	Change
(dollars in thousands)	2022	2021	Amount
Operating activities	$871	$(1,649)	$2,520
Investing activities	(1,261)	(8,232)	6,964
Financing activities	(346)	8,313	(8,659)
Net decrease in cash	$(736)	$(1,568)	$825

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

The nine month period ended December 31, 2022, was generally marked by favorable project performance progress and delivery schedules that led to timely customer payments. Cash provided by operating activities for the nine months ended December 31, 2022 was $0.9 million, as customer cash advances and collections exceeded cash outflows on both short and long duration projects in-progress. Cash used in operations for the nine months ended December 31, 2021 was $1.6 million.

Investing activities

In fiscal 2023, we invested approximately $1.3 million in new factory machinery and equipment through the nine months ended December 31, 2022. We are limited by our financial debt covenants and may not spend more than $1.5 million for new machinery and equipment in the fiscal year. In fiscal 2022, we paid $7.8 million to acquire the Stadco business in August 2021 and purchased $0.4 million of new equipment for the nine months ended December 31, 2021.

Financing activities

During the nine months ended December 31, 2022, we drew down $6.7 million of proceeds under the Revolver Loan and repaid $6.5 million during the same period. We also used $0.5 million of cash to pay down debt principal and make periodic lease payments and pay off certain lease obligations.

For the nine months ended December 31, 2021, we raised approximately $7.2 million from the sale of stock and new debt borrowings to finance the Stadco acquisition and related closing costs. In addition, we drew down $2.5 million under the Revolver Loan used to fund the acquisition of Stadco and various operating activities since August 25, 2021, and repaid $0.6 million in the third quarter of fiscal 2022. We also paid down principal of $0.7 million on our term debt and finance lease obligations and paid out $0.1 million in debt issue costs.

All of the above activity resulted in a net decrease in cash of $0.7 million for the nine months ended December 31, 2022, compared with a net decrease in cash of $1.6 million for the nine months ended December 31, 2021.

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

Payments for the original Ranor Term Loan began on January 20, 2017 and until the facility was amended in December 2022, the Company paid monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum. Since the effectiveness of the Amendment, the Company now makes monthly installment payments of $16,601 each, inclusive of interest at a fixed rate of 6.05% per annum. All outstanding principal and accrued interest due and payable on the maturity date.

Under the Loan Agreement, Berkshire Bank also makes available to Ranor a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. The Company drew down $6.7 million under the Revolver Loan and repaid $6.5 million of principal during the nine months ended December 31, 2022. There was $1.5 million outstanding under the Revolver Loan at December 31, 2022. Interest-only payments on advances made under the Revolver Loan during the nine months ended December 31, 2022 totaled $20,769 at a weighted average interest rate of 4.41%. Unused borrowing capacity on December 31, 2022 was approximately $3.5 million.

On August 25, 2021, Stadco borrowed $4,000,000 from Berkshire Bank under the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021, at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items at December 31, 2022:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.1 million, with $2.0 million due as a balloon payment in 2027. In addition, approximately $0.6 million is due annually for each of the next six years.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $7.4 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $7.2 million for buildings and equipment through 2030, with approximately $0.9 million due annually for each of the next eight years.

We believe our available cash, plus cash expected to be provided by operations, refundable Employee Retention Tax Credits, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. There are no off-balance sheet arrangements as of December 31, 2022.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net (loss) income is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management, and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net income plus interest, income taxes, depreciation, and amortization. The following table provides a reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for periods ended:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Net income (loss)	$134	$(905)	$1,039	$24	$246	$(222)
Income tax expense (benefit)	47	(334)	381	9	(386)	395
Interest expense (1)	94	95	(1)	261	181	80
Depreciation and amortization	550	463	87	1,667	979	688
EBITDA	$825	$(681)	$1,506	$1,961	$1,020	$941

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Material Weakness

We identified a material weakness in our internal control over financial reporting as of March 31, 2022, which still existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements in our Annual Report on Form 10-K, management identified the following material weakness: we did not maintain proper controls, processes and procedures over the initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the continuing fair value accounting associated with the Stadco acquisition.

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

The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 6.Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Fifth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Promissory Note, and First Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank.	8-K	000-51378	December 30, 2022	10.1
10.2	Payment Agreement between Stadco and LADWP	8-K	000-51378	February 3, 2023	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation
February 14, 2023	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer