Form 10-K
period 2023-03-31
TECHPRECISION CORP
filed 2023-06-15
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-51378

TechPrecision Corporation

(Exact name of registrant as specified in its charter)

Delaware	51-0539828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Bella Drive
Westminster, MA	01473
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 874-0591

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPCS	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐      Yes      ☒      No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43.8 million.

The number of shares outstanding of the registrant’s common stock as of June 2, 2023 was 8,613,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference in Part III of this Form 10-K, or, in the event that the registrant does not prepare and file such proxy statement within such time period, such information will be provided by an amendment to this report containing the applicable disclosures within 120 days after the close of the fiscal year covered by this report.

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

We have two wholly-owned subsidiaries that are each reportable segments: Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, Segment Information, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”.

About Us

We are a Delaware corporation organized in 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or “Ranor.” On March 6, 2006, following the acquisition of Ranor, we changed our corporate name to TechPrecision Corporation. Ranor, together with its predecessors, has been in continuous operation since 1956. From February 24, 2006, until our acquisition of Stadco in August 2021, our primary business has been the business of Ranor.

On August 25, 2021, the Company completed its acquisition of Stadco, a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers, or the “Acquisition”, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On August 25, 2021, pursuant to the stock purchase agreement, and upon the terms and subject to the conditions therein, the Company, through Stadco New Acquisition, LLC, acquired all of the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC. As a result of the Acquisition, Stadco is now our wholly owned indirect subsidiary.

Our executive offices are located at 1 Bella Drive, Westminster, Massachusetts 01473, and our telephone number is (978) 874-0591. Our website is www.techprecision.com. Information on our website, or any other website, is not incorporated by reference in this annual report.

References in this annual report to the “Company,” “we,” “us,” “our” and similar words refer to TechPrecision Corporation and its subsidiaries, unless the context indicates otherwise, while references to “TechPrecision” refer to TechPrecision Corporation and not its subsidiaries.

General

The manufacturing operations of our Ranor subsidiary are situated on approximately 65 acres in North Central Massachusetts. Our 145,000 square foot facility houses state-of-the-art equipment which gives us the capability to manufacture products as large as 100 tons. We offer a full range of services required to transform raw material into precision finished products. Our manufacturing capabilities include fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, and manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting), and final assembly.

All manufacturing at Ranor’s facility is done in accordance with our written quality assurance program, which meets specific national codes, and international codes, standards, and specifications. The standards used for each customer project are specific to that customer’s needs, and we have implemented such standards into our manufacturing operations.

The manufacturing operations of our Stadco subsidiary are situated in an industrial warehouse and office location comprised of approximately 183,000 square feet in Los Angeles, California. At this site, Stadco manufactures large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. It has been a critical supplier to a blue-chip customer base that includes some of the largest OEMs and prime contractors in the defense and aerospace industries. Stadco also provides tooling, customized molds, fixtures, jigs and dies used in the production of aircraft components and operates a large electron beam welding machine allowing it to weld thick pieces of titanium and other metals.

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

We serve customers in the defense, aerospace, nuclear, medical, and precision industrial markets. Examples of products we have manufactured within such industries during recent years include, but are not limited to, custom components for ships and submarines, military helicopters, aerospace equipment, components for nuclear power plants and components for large scale medical systems. We manage and report financial information through our two reportable segments, Ranor and Stadco.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2023, or “fiscal 2023”, one supplier accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2022, or “fiscal 2022”, two suppliers accounted for 10% or more of our purchased material.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and referrals from other businesses. A significant portion of our business is the result of competitive bidding processes, and a significant portion of our business is from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2023 and fiscal 2022.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 96% and 90% of our total revenue in fiscal 2023 and fiscal 2022, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2023 and fiscal 2022 was a prime defense contractor and accounted for 20% of our net sales during both fiscal 2023 and fiscal 2022. Our defense customers are engaged in the development, delivery and support of advanced defense, security, and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also manufacture large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. We also serve customers who supply components to the nuclear power industry.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources. The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2023 and 2022 are displayed in the table below:

(dollars in thousands)	2023		2022
Net Sales	Amount	Percent	Amount	Percent
Defense	$30,935	98%	$20,855	94%
Precision Industrial	$497	2%	$1,427	6%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2023 or fiscal 2022:

(dollars in thousands)	2023			2022
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$6,352	20%		$4,449	20%
Defense Customer 2		$4,780	15%	$	*	* %
Defense Customer 3		$3,249	10%	$	*	* %
Defense Customer 4	$	*	* %		$3,535	16%
Defense Customer 5		$5,839	19%		$2,505	11%

* Less than 10% of total

On March 31, 2023, we had a backlog of orders totaling approximately $44.0 million. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog on March 31, 2022 was $47.3 million.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that pertain to the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2023 and 2022 were not material.

Occupational Health and Safety Laws

Our business and operations are subject to numerous federal, state, and local laws and regulations intended to protect our employees. Due to the nature of manufacturing, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state government of Massachusetts and California and the local governments having jurisdiction over our plants in those states, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”).

Further, our manufacturing and other business operations and facilities are subject to additional federal, state, or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, transportation and other laws or regulations relating to health and safety requirements, including COVID-19 safety and prevention. Our operations are also subject to federal, state, and local labor laws relating to employee privacy, wage and hour matters, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. We are also subject to existing and emerging federal and state laws relating to data security and privacy.

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2023 and 2022 were not material.

Intellectual Property Rights

Presently, we have no registered intellectual property rights other than certain trademarks for our name and other business and marketing materials. Over the course of our business, we develop know-how for use in the manufacturing process. Although we have non-disclosure policies in place with respect to our personnel and in our contractual relationships, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

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

As of March 31, 2023, we had 155 employees, of whom all are full time employees. At Ranor and Stadco, 20 and 19 employees are salaried, and 67 and 49 employees are hourly, respectively. None of our employees are represented by a labor union.

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

We face competition from both domestic and foreign manufacturers in each of the markets we serve. No one company dominates the industry in which we operate. Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing, and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales. To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns, which may adversely affect our results of operations. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve, and any failure by us to complete could have a material adverse effect on our business, financial condition and results of operations.

Because most of our contracts are individual purchase orders and not long-term agreements, there is no guarantee that we will be able to generate a similar amount of revenue in the future.

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we will have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Additionally, our reliance on individual purchase orders has historically caused, and may in future periods cause, our results of operations and cash flows to vary considerably and unpredictably from period to period. Because a significant portion of our revenue is derived from services rendered for the defense, aerospace, nuclear, large medical device and precision industrial markets, our operating results may suffer from conditions affecting these industries, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services. Lingering impacts from the COVID-19 pandemic, labor shortages and/or supply chain disruptions in the broader economy may also reduce demand for our products and services because of delays or disruptions in our customers’ ability to continue their own production, which could have a material adverse effect on our business, financial condition, or results of operation.

Our business may be impacted by external factors that we may not be able to control, including health emergencies like epidemics or pandemics, and the war between Russia and Ukraine.

War, civil conflict, terrorism, natural disasters, and public health issues including domestic or international pandemics, have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, volatility in the financial markets, instability in the banking sector and disruptions or downturns in other areas of the global or U.S. economies could negatively impact our business. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

We could also be negatively affected by health emergencies, including epidemics or pandemics. The effects of any such health emergency and related governmental responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for our services and overall global economic activity. This could result in the Company experiencing significant disruptions, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

To date, the company has not experienced any material effects from the war between Russia and Ukraine and sanctions placed on the Russian Federation and Belarus. However, because of our reliance on certain raw materials and energy supplies, an economic environment of rising costs and interest rates could have an unfavorable impact our operations and financial condition. Additionally, recent events involving limited liquidity, defaults, non-performance or other adverse developments that affect banks, financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have recently and may in the future lead to market-wide liquidity problems, which could impact demand for our products. This uncertainty regarding liquidity concerns in the financial services industry could adversely impact our business, our business partners, or industry as a whole in ways that we cannot predict at this time.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2023, our four largest customers accounted for approximately 64% of our revenue. For the year ended March 31, 2022, our three largest customers accounted for approximately 47% of our revenue. In addition, our backlog on March 31, 2023 was $44.0 million, of which 83% was attributable to four customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, our largest customer in the fiscal years ended March 31, 2023 and 2022 accounted for 20% of our revenue for both years. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

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

We operate at two manufacturing and production facilities in Westminster, Massachusetts and Los Angeles, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing and production facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires (including wildfires), floods, earthquakes, accidents, and severe weather conditions. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events to occur.

Our manufacturing processes are complex, must constantly be upgraded to remain competitive and depend upon critical, high-cost equipment that may require costly repair or replacement.

It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures, and we could incur significant repair or replacement costs in the event of those failures.

We must make regular capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive. We may not be able to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner. The cost to repair or replace much of our equipment or facilities could be significant. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

Our production facilities are energy-intensive, and we rely on third parties to supply energy consumed at our production facilities.

The prices for and availability of electricity, natural gas, oil, and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control, including the imposition of sanctions on the Russian Federation that prevent it from selling its significant sources of oil and natural gas into key international markets, which impacts the global price of these commodities. Disruptions or lack of availability in the supply of energy resources could temporarily impair our ability to operate our production facility. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, may adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves potential operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms.

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

Demand in our end-use markets, including companies in the defense, aerospace, precision industrial, and nuclear industries, can be cyclical in nature and sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the cyclical nature of these markets, we have experienced, and in the future, we may experience, significant fluctuations in our sales and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

We could be adversely affected by reductions in defense spending.

Because certain of our products are used in a variety of military applications, including ships, submarines and helicopters, we derive most of our revenue from the defense industry. In fiscal 2023, approximately 98% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. It is also possible that Russia’s invasion of Ukraine causes a reorientation of US defense spending away from the naval submarine programs from which we derive substantial portions of our revenue towards land-based military projects, which could involve fewer programs in which our products would be needed. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

As a manufacturing business, we also must comply with federal and state environmental laws and regulations which relate to the manner in which we store and dispose of materials and the reports that we are required to file. We cannot assure you that we will not incur additional costs to maintain compliance with environmental laws and regulations or that we will not incur significant penalties for failure to be in compliance any of which could have a material adverse effect on our business, financial condition and results of operations.

Our systems and information technology infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity, and security of our information technology systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of products to and from our facility. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals, hostile nation-state actors, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation. This could lead some customers to stop using us for building their products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could materially adversely impact our business, financial condition and results of operations.

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

Although we perform manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products. Delays in scheduling have been and, in the future, may be caused by disruptions relating to epidemics, pandemics and government-imposed lockdowns, or economy-wide supply chain disruptions, while changes in order specifications may result from a number of factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses. We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recoup revenue which was lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead. Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense-generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized during this period. We cannot assure that our operating results will not decline in future periods as a result of changes in customers’ orders.

Negative economic conditions may adversely impact the demand for our services and the ability of our customers to meet their obligations to us on a timely basis. Any disputes with customers could also have an adverse impact on our income and cash flows.

Negative economic conditions, including tightening of credit in financial markets as a result of increases in interest rates and/or instability in the banking system, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us. Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis. If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets. Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our financial condition and results of operations.

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

Our level of indebtedness could have important consequences, including, without limitation:

●	increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;
●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
●	limiting our ability to pursue our growth strategy, including restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	placing us at a disadvantage compared to our competitors who are less leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions; and
●	making us more vulnerable in the event of a downturn in our business, our industry, or the economy in general.

Because certain of our borrowing facilities contain variable interest rate provisions, many of the above consequences could be worsened if interest rates continue to rise. In addition, our current credit facilities contain, and any future credit facilities to which we become a party will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future.

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

We may need new or additional financing in the future to expand our business, refinance existing indebtedness or make strategic acquisitions, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations, financial condition, or results of operations. As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our existing facilities, purchase or lease new equipment and enhance our production processes. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt, our current receivable and inventory balances may not support additional debt availability or because we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. Moreover, if we raise additional funds through issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our business, results of operations and financial condition.

Any deterioration or disruption of the credit and capital markets may adversely affect our access to sources of funding.

Disruptions in the credit markets can cause severely restricted access to capital for companies. In particular, recent events involving limited liquidity, defaults, non-performance or other adverse developments that have affected banks, financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, including, for example, Silicon Valley Bank, Signature Bank or First Republic Bank, or concerns or rumors about any events of these kinds or other similar risks, have and may in the future lead to market-wide liquidity problems. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. In addition, Russia’s invasion of Ukraine, high inflation and increasing interest rates have significantly disrupted world financial markets, increased volatility in U.S. capital markets, and may reduce opportunities for us to seek additional funding. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our results of operations, financial condition, and liquidity.

Risks Related to our Common Stock

The Nasdaq Stock Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed Nasdaq Stock Market (“Nasdaq”) company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our board of directors and committees thereof, the minimum bid price of our common stock and minimum stockholders’ equity. The failure to meet any Nasdaq requirements may result in the delisting of our common stock from Nasdaq, which could adversely affect the liquidity and market price of our common stock.

If our common stock were to be delisted, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our common stock and/or limit an investor’s ability to execute a transaction. In addition, delisting from Nasdaq could also impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at a price per share significantly below the then market price.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded. Additionally, the economic and other consequences of the recent instability in the banking system, Russia’s invasion of Ukraine, high inflation and increasing interest rates have resulted in significant volatility in the equity capital markets as the economy begins to recover.

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

We filed a Registration Statement on January 7, 2022, which was declared effective on January 18, 2022, to register the resale of shares of our common stock into the public market by certain stockholders that acquired shares of our common stock in transactions not registered under the Securities Act. These shares represent a significant number of shares of our total number of issued and outstanding shares of common stock. The resale by these stockholders of a significant number of these shares, or the perception in the public markets that such selling securityholders may sell all or a portion of such securities, could depress the market price of our Common Stock during the period the Registration Statement remains effective.

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

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights that are superior to the rights associated with our common stock, which could adversely affect the voting power and equity interest of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

General Risk Factors

If securities analysts do not publish research or reports about our business, if they issue unfavorable commentary or downgrade their rating on our common stock, or if we fail to meet projections and estimates of earnings developed by such analysts, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that securities analysts publish about us and our business. The price of our common stock could decline if one or more analysts downgrade their rating on our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. In addition, although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be adversely affected.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. For example, in connection with the audit of our financial statements as of and for the year ended March 31, 2023, we identified two material weaknesses in our internal control over financial reporting. The material weaknesses we identified pertain to (i) initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco, and (ii) our failure to maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. See “—Material Weakness” and “—Management’s Remediation Plan” in the section titled “Item 9A. Controls and Procedures” for more details concerning this material weakness.

While we have taken steps to enhance our internal control environment, we continue to address the underlying cause of the material weaknesses with the implementation of additional controls including those designed to raise the level of precision of management review controls to gain additional assurance regarding the timely completion of our quality control procedures. The steps we have taken to date were not sufficient and may not be sufficient to remediate these material weaknesses or to avoid the identification of other material weaknesses in the future. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Laws and regulations governing international operations, including the Foreign Corrupt Practices Act, or FCPA, may require us to develop and implement costly compliance programs and the failure to comply with such laws may result in substantial penalties.

We must comply with laws and regulations relating to international business operations. The creation and implementation of compliance programs for international business practices is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Specifically, the Foreign Corrupt Practices Act, or the “FCPA”, prohibits any U.S. individual or business from paying, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, for the purpose of influencing any act or decision of the foreign official in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice.

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

The termination of a government contract or customer relationship because of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. The occurrence of any of these events could have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

We own approximately 145,000 square feet of office and manufacturing space under roof, situated on approximately 61 acres at 1 Bella Drive, Westminster, Massachusetts that is used by our Ranor reportable segment. We believe that our current facilities in Westminster are adequate for our present operational requirements, with room for limited expansion. The manufacturing facilities include a fabrication plant and a machining plant, providing custom solutions through our core competencies in manufacturing engineering, materials management and traceability, fabrication, machining, assembly and testing, finishing and coating, and packaging. Our capabilities include 100+ ton crane capacity, 35 feet under hook, weld positioners up to 50-ton, 400+ approved weld procedures, multiple weld cells, stress relief ovens, blast rooms, and multiple precision machining centers. Our loans from Berkshire Bank are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

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

Item 3.       Legal Proceedings.

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

Item 4.       Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	61	Chief Executive Officer
Thomas Sammons	68	Chief Financial Officer

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014 and became a director on our board of directors on September 15, 2022. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary, and he also served as president of our WCMC subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution. Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011 and served as Chief Executive Officer of Ryerson Mexico & Vice President - International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility. Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc. His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures. Mr. Shen holds a B.S. in Engineering from Michigan State University.

Thomas Sammons became our Chief Financial Officer in October 2015. Mr. Sammons has also served as Vice President, Finance, of our Ranor, Inc. subsidiary since March 9, 2015. Prior to joining TechPrecision, Mr. Sammons served as the financial controller of Xchanging Services, Inc., an international provider of technology-enabled business processing, technology, and procurement services, from February 2012 through February 2015 and as international controller, and served as business unit controller at Ryerson, Inc., from May 2005 through January 2012. Mr. Sammons holds certifications as a Certified Management Accountant and a Certified Financial Manager and received his B.S. in Business Administration from SUNY, Empire State College, and an M.B.A. from Cornell University. On May 24, 2023, Mr. Sammons notified the Company that he will retire from all roles with the Company and its subsidiaries effective on or about July 14, 2023, with such exact date to be decided upon by him and the board of directors of the Company at a future date.

There are no family relationships among any directors or executive officers.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “TPCS”.

As of June 5, 2023, there were 32 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, the Russia-Ukraine conflict, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;

●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions on our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates;
●	unexpected costs, charges or expenses resulting from the recently completed acquisition of Stadco; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Recent Developments

Reverse Stock Split and Listing on the Nasdaq Capital Market

On February 23, 2023, as previously disclosed, the Company effected a one-for-four reverse stock split of its common stock, which was effective for trading purposes as of the commencement of trading on February 24, 2023. The reverse stock split was approved by the Company’s stockholders on September 14, 2022, at the Company’s regular annual meeting of stockholders, with authorization to determine the final ratio having been granted to the Company’s Board of Directors. The reverse stock split was primarily intended to prepare for the potential listing of the Company’s common stock on the Nasdaq Capital Market. The Company simultaneously affected a reduction in the number of authorized shares of common stock from 90,000,000 to 50,000,000. Also, as previously disclosed, on May 5, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “TPCS.”

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

Sales to defense market customers have generated the largest proportion of our revenues from both of our reportable segments for the last two fiscal years, and we expect sales to defense customers to be our strongest market during fiscal 2024 as well.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve several different customers in our precision industrial group. For example, we build components for customers in the power generation markets. We also manufacture large-scale medical device components for a customer in this group who installs their proprietary systems at certain medical institutions.

The power generation businesses among our energy market customers are impacted by pricing and demand for various forms of energy (e.g., coal, natural gas, oil, and nuclear). Our nuclear customers are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. Also, changes in regulation may impact demand and supply. As such, we cannot assure that we will be able to develop any significant business from the nuclear industry. However, because we have manufacturing capabilities for producing components for new nuclear power plants and our historic relationships with suppliers in the nuclear power industry, we believe that we are positioned to benefit from any increased demand in the nuclear sector.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, recovery of long-lived assets, and income taxes. These estimates and assumptions require management’s most difficult, subjective, or complex judgments. Actual results may differ under different assumptions or conditions.

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

Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our provision for losses at March 31, 2023 was $0.1 million, with approximately 76% of that total related to customer projects at our Stadco reportable segment, and remaining 24% at our Ranor reportable segment.

Long-lived assets

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

As of March 31, 2023, our federal net operating loss carryforward was approximately $21.4 million. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes.

The Company has recorded a net deferred tax asset of $1.9 million, which includes the benefit of $3.7 million in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although the realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Accounting Pronouncements

New Accounting Standards

See Note 17, Accounting Standards Update, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data”, for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory, and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of twelve months, more or less. However, contracts for larger complex components can take up to thirty-six months to complete. Units manufactured under most of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Fiscal Years Ended March 31, 2023 and 2022

The following table presents net sales, gross profit, and gross margin, consolidated and by reportable segment:

	2023		2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net Sales
Ranor	$19,182	61%	$14,581	65%	$4,601	32%
Stadco	12,250	39%	7,756	35%	4,494	58%
Intersegment elimination	—	—%	(54)	—%	54	100%
Consolidated Net sales	$31,432	100%	$22,283	100%	$9,149	41%
Cost of Sales
Ranor	$12,205	39%	$11,131	50%	$1,074	10%
Stadco	14,323	45%	7,775	35%	6,548	84%
Consolidated Cost of sales	$26,528	84%	$18,906	85%	$7,622	40%
Gross Profit
Ranor	$6,977	22%	$3,450	15%	$3,527	102%
Stadco	(2,073)	(6)%	(73)	—%	(2,000)	nm %
Consolidated Gross profit	$4,904	16%	$3,377	15%	$1,527	45%

nm - not meaningful

Net Sales

Consolidated - Net sales were $31.4 million for fiscal 2023, or 41% higher when compared to consolidated net sales of $22.3 million for fiscal 2022. Net sales increased due to a $4.6 revenue increase at our Ranor segment and $4.5 million of new revenue from our Stadco segment. Stadco prior year results only included 31 weeks of business activity following the acquisition date.

Ranor - Net sales were $19.2 million for the fiscal year ended March 31, 2023, or 32% higher when compared to the same prior year period. Net sales increased primarily on profitable orders of repeat business from customers in the defense sector which contributed to a favorable project mix for the fiscal 2023. Net sales to defense customers increased by $5.9 million. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. Net sales to precision industrial markets decreased by $1.3 million due to lower project activity. We have repeat business in this sector, but the order flow can be uneven and difficult to forecast. The backlog at Ranor on March 31, 2023 was $17.7 million.

Stadco - Net sales were $12.3 million for the fiscal year ended March 31, 2023. Net sales for the fiscal year ended March 31, 2022 were $7.8 million but only included 31 weeks of business activity following the August 25, 2021 acquisition date. Our defense backlog for Stadco remains strong with new orders for components related to a variety of programs, including components for heavy lift helicopters. Stadco’s backlog was $26.3 million as of March 31, 2023.

Gross Profit and Gross Margin

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the fiscal year ended March 31, 2023, was $7.6 million or 40% higher when compared to the fiscal year ended March 31, 2022. The increase in cost of sales was primarily the result of a full year of business activity at our Stadco segment when compared to only 31 weeks in the same period a year ago. Gross profit increased by $1.5 million, or 45% when compared to the fiscal year ended March 31, 2022, on a strong operating performance at Ranor, which more than offset weak operating results at Stadco. Gross margin in fiscal 2023 was 15.6% versus 15.2% in fiscal 2022.

Ranor - The gross profit and gross margin significantly increased year over year, a result of improved throughput on new orders of profitable repeat business. This set of favorable conditions began to take hold in the fourth quarter of fiscal 2022 and accelerated as projects progressed in fiscal 2023 with better overhead absorption rates. We expect these conditions to continue in future periods.

Stadco - Gross profit and gross margin was negative for every quarterly period throughout fiscal 2023. Gross margin showed gradual improvement over the first three quarters of fiscal 2023 but regressed in the fourth quarter. New projects with associated startup activities presented certain production issues with intermittent equipment down-time that resulted in unfavorable throughput and under-absorbed overhead. We expended approximately $0.6 million for repairs and maintenance in fiscal 2023, a $0.5 million increase when compared to the same period a year ago. We expect a gradual improvement in gross margin as current and new projects progress with better throughput and absorption rates in future periods.

Selling, General and Administrative (SG&A) Expenses

	2023		2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$1,826	6%	$1,935	8%	$(109)	(6)%
Stadco	1,832	6%	1,051	5%	781	74%
Corporate and unallocated	2,351	7%	1,952	9%	399	20%
Consolidated SG&A	$6,009	19%	$4,938	22%	$1,071	22%

nm – not meaningful

Consolidated - Total selling, general and administrative expenses for the fiscal year ended March 31, 2023, increased by $1.1 million, or 22%. Stadco SG&A for the full twelve months was significantly higher as the comparable prior year period only included 31 weeks of business activity for the segment. The remaining increase was due to software and hardware service upgrades and business taxes.

Ranor – A reduction in outside advisory fees paid year over year more than offset an increase in travel expenses and other office costs as business activity returned to pre-pandemic levels.

Stadco - SG&A for the fiscal year ended March 31, 2023 was higher as the comparable prior year period only included 31 weeks of activity. The SG&A expenses are composed of compensation, outside advisory services, and other office costs. Fiscal 2022 included expenses from Stadco operations from August 25, 2021 through March 31, 2022.

Corporate and unallocated - SG&A increased by approximately $0.4 million, due primarily to the increased expenditures for insurance, outside services for software upgrades, and business taxes.

Operating (loss) income

	2023		2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$5,151	16%	$1,515	7%	$3,636	240%
Stadco	(3,905)	(12)%	(1,124)	(5)%	(2,781)	(247)%
Corporate and unallocated	(2,351)	(8)%	(1,952)	(9)%	(399)	(20)%
Operating loss	$(1,105)	(4)%	$(1,561)	(7)%	$456	29%

nm – not meaningful

Consolidated - As a result of the foregoing, for the fiscal year ended March 31, 2023, we reported an operating loss of $1.1 million compared to operating loss of $1.6 million for the fiscal year ended March 31, 2022. Strong operating income at Ranor was not enough to offset operating losses at Stadco due primarily to unfavorable throughput and unabsorbed overhead.

Ranor – Operating income was $3.6 million higher compared to prior fiscal year, due primarily to a profitable project mix and improved operating throughput.

Stadco – New project startups with related production issues, including equipment downtime, led to unfavorable throughput and unabsorbed overhead that resulted in an operating loss of $3.9 million. The prior year period only included 31 weeks of business activity at Stadco.

Corporate and unallocated - Corporate expenses were higher for the fiscal year ended March 31, 2023 due to an increase in business taxes following the Stadco acquisition and higher expenses for new subscription services.

Other Income (Expense), net

The following table presents other income (expense) for the fiscal years ended March 31:

	2023	2022	$ Change	% Change
Other income (expense), net	$40,842	$(28,385)	$69,227	244%
Interest expense	$(295,692)	$(221,125)	$(74,567)	(34)%
Amortization of debt issue costs	$(59,916)	$(48,251)	$(11,665)	(24)%

In fiscal 2023, other income, net, was $40,842, and included certain business tax rebates and interest income for $33,716, and other income, net of $7,126 following the settlement of contingent consideration in connection with the Stadco acquisition. Other expense, net, for fiscal 2022 includes the initial measurement net of a change in fair value for contingent consideration of $63,436, offset in part by other income of $22,011 from the dissolution of a foreign subsidiary, a return of $10,000 for a retainer fee previously paid for outside advisory fees, and other income of $3,040.

Interest expense was higher for the fiscal year ended March 31, 2023. The increase in interest expense was due primarily to borrowings under the Stadco Term Loan (as defined below) and higher amounts borrowed under the Revolver Loan (as defined below). We expect higher interest expense in future periods due to higher interest rates on the extended Ranor Term Loan (as defined below) and renewed Revolver Loan.

Amortization of debt issue costs in fiscal 2023 were higher when compared to fiscal 2022. New amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Employee Retention Tax Credit (ERTC)

Other income for fiscal 2023 includes $636,564 for a refundable Employee Retention Tax Credit authorized under the Coronavirus Aid Relief and Economic Security (“CARES”) Act for eligible employers with qualified wages.

Paycheck Protection Program (PPP) Loan Forgiveness

Other income for fiscal 2022 includes a gain of $1,317,100 for forgiveness of the Company’s PPP loan. On May 12, 2021, as authorized by Section 1106 of the CARES Act, the U.S. Small Business Administration remitted to Berkshire Bank, the lender of record for the PPP loan, a payment of principal in the amount of $1,317,100. The funds credited to the PPP loan paid this loan off in full. The loan to Ranor was made through Berkshire Bank.

Income Taxes

For fiscal year 2023, the Company recorded a tax expense of $195,584. For fiscal year 2022 the Company recorded a tax benefit of $192,355, a result of lower taxable income.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2023 was approximately $2.2 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Loss

As a result of the foregoing, for fiscal 2023, we recorded a net loss of $979,006, or $0.11 per share basic and fully diluted, compared with a net loss of $349,834, or $0.04 per share basic and fully diluted in fiscal 2022.

Liquidity and Capital Resources

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income.

As of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our Revolver Loan. As of March 31, 2022, we had $3.9 million in total available liquidity, consisting of $1.1 million in cash and cash equivalents, and $2.8 million in undrawn capacity under our Revolver Loan.

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, the Amendment, among other things (i) extends the maturity date of the loan originally made to Ranor by Berkshire Bank in 2016, or the “Ranor Term Loan”, to December 15, 2027, (ii) extends the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with SOFR, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0. Our capital expenditures are limited to $1.5 million annually and contain loan-to-value, and balance sheet leverage covenants.

There was $650,000 outstanding under the Revolver Loan at March 31, 2023. Interest payments made under the Revolver Loan were $33,156 for the fiscal year ended March 31, 2023. The weighted average interest rate at March 31, 2023 and March 31, 2022 was 5.02%

and 2.75%, respectively. Unused borrowing capacity at March 31, 2023 and March 31, 2022 was approximately $4.2 million and $2.8 million, respectively.

At March 31, 2023 our working capital was $5.6 million, an increase compared to $2.8 million at March 31, 2022. We believe our available cash, plus cash expected to be provided by operations, and borrowing capacity available under the Revolver Loan, will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. We intend to refinance the Revolver Loan with Berkshire Bank or another lender at or prior to the next expiration date.

The table below presents selected liquidity and capital measures at the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2023	2022	Amount
Cash and cash equivalents	$534	$1,052	$(518)
Working capital	$5,559	$2,753	$2,806
Total debt	$6,113	$7,356	$(1,243)
Total stockholders’ equity	$13,443	$15,264	$(1,821)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2023	2022	Amount
Operating activities	$3,138	$258	$2,880
Investing activities	(2,318)	(8,735)	6,417
Financing activities	(1,337)	7,398	(8,735)
Net decrease in cash	$(517)	$(1,079)	$562

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

Fiscal 2023 was generally marked by favorable project performance progress and delivery schedules that led to timely customer payments. Cash provided by operating activities for the fiscal year ended March 31, 2023 was $3.1 million, as customer cash advances and collections exceeded cash outflows on projects in-progress. Also included in that amount, was $0.6 million for refunds under the employee retention tax credit program, and a $1.0 million reimbursement under a certain customer project program.

Cash provided by operating activities for the fiscal year ended March 31, 2022 was approximately $258,000, as operating cash inflows exceeded outflows in the fiscal 2022 fourth quarter as work on new projects commenced and customer cash collections increased. Cash outlays for the fiscal year ended March 31, 2022 included a payment of $0.5 million to plaintiffs for a court approved final class action settlement, and $0.7 million of cash used to pay past due rent on the Stadco property and buildings.

Overall, fiscal 2022 was marked by favorable project performance progress and delivery schedules which led to timely customer payments. After a slower third quarter, fourth quarter project activity at Ranor returned to normal levels as customers made advance payments and progress payments for projects started in December 2021.

Investing activities

In fiscal 2023, we invested $2.3 million in new factory machinery and equipment, with $1.4 million of that amount paid for the installation and construction of equipment for contract project work with a certain customer at our Ranor segment.

We are subject to certain financial debt covenants and may not spend more than $1.5 million for new machinery and equipment during any single fiscal year, tested on an annual basis at the end of each fiscal year.

We estimate our spending on new machinery and equipment in fiscal 2024, which we expect will include expenditures for the installation and construction of equipment for contract project work with a certain customer, will again exceed the spending limitation. Based on the forecasted spending, the Company will need to modify the terms of the financial debt covenant limiting capital spending with the lender.

On June 12, 2023, we executed a waiver with the lender under which the lender agreed to waive the Company’s noncompliance with this capital spending limit covenant, as it relates to the period ended March 31, 2023. The waiver also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

In fiscal 2022, we purchased Stadco’s outstanding debt from Sunflower Bank, for $7.8 million, net of cash acquired. We also invested $0.9 million in new factory machinery and equipment in fiscal 2022.

Financing activities

In fiscal 2023 we drew down $10.9 million of proceeds under the Revolver Loan and repaid $11.5 million during the same period. We also used $0.7 million of cash to pay down debt principal, make periodic lease payments and pay costs in connection with the Ranor Term Loan.

In fiscal 2022 we sourced $3.5 million of cash by selling 800,682 shares of common stock at $4.40 per share in a private placement financing and $4.0 million in new debt with Berkshire bank. In addition, we drew down $4.6 million under the revolver loan used to fund the acquisition and operating activities since August 25, 2021, and repaid $3.3 million through the end of March 31, 2022.

We used $0.5 million of cash to make periodic lease payments and pay off certain lease and debt obligations, and $0.9 million of cash to pay private placement closing costs, debt issue costs, and repay debt principal.

All of the above activity resulted in a net decrease in cash of $0.5 million for the fiscal year ended March 31, 2023 compared with a net decrease in cash of $1.1 million for the fiscal year ended March 31, 2022.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank (as amended to date, the “Loan Agreement”). Under the Loan Agreement, Berkshire Bank continues as lender of the “Ranor Term Loan”, and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Payments for the original Ranor Term Loan began on January 20, 2017, and until the facility was amended in December 2022, the Company paid monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum. Since the effectiveness of the most recent amendment, the Company now makes monthly installment payments of $16,601 each, inclusive of interest at a fixed rate of 6.05% per annum. All outstanding principal and accrued interest is due and payable on the maturity date of December 15, 2027.

Under the Loan Agreement, Berkshire Bank also makes available to Ranor a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. There was $650,000 outstanding under the Revolver Loan at March 31, 2023. The Company can elect to pay interest at an adjusted SOFR-based rate or an Adjusted Prime Rate. The minimum adjusted SOFR-based rate is 2.25% and the Adjusted Prime Rate is the greater of (i) the Prime Rate minus 70 basis points or (ii) 2.75%. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The previous LIBOR-based rate expired on December 20, 2022. Interest-only payments on advances made under the Revolver Loan during the fiscal year ended March 31, 2023 totaled $33,156 at a weighted average interest rate of 5.02%. Unused borrowing capacity on March 31, 2023 was approximately $4.2 million. The maturity date of the Revolver Loan is December 20, 2023.

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank under the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021, at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or collectively, the “Berkshire Loans,” may be accelerated upon the occurrence of an event of default as defined in the Loan Agreement. Upon the occurrence and during the continuance of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of certain other events specified in the Loan Agreement, the unpaid principal amount outstanding under the facility, together with accrued interest and all other obligations, would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Company agreed to maintain a ratio of Cash Flow-to-Total Debt Service of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter or annual period on a trailing 12-month basis. Calculations are based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of the Company. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. For purposes of the covenant, “Cash Flow” means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. For purposes of the covenant, “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

Additionally, the Company agreed to cause its Balance Sheet Leverage to be less than or equal 2.50 to 1.00. Compliance with this covenant is tested quarterly, as of the last day of each fiscal quarter. For purposes of the covenant, “Balance Sheet Leverage” means, at any date of determination, the ratio of the Company’s (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt. The Company agreed that its combined annual capital expenditures will not exceed $1.5 million. Compliance is tested annually.

Finally, the Company agreed to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. For purposes of the covenant, “Loan-to-Value Ratio” means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank.

At March 31, 2023, the Company was in violation of the Loan Agreement as it exceeded the capital expenditure limit of $1.5 million as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures. The Company was otherwise in compliance with all the financial covenants on March 31, 2023.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on March 31, 2023:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $5.5 million, with $2.0 million due as a balloon payment in December 2027. In addition, approximately $0.6 to $0.7 million is due annually for each of the next five years.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $5.7 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $6.8 million for buildings through 2030, with approximately $0.9 million due annually for each of the next seven years.

We believe our available cash, plus cash expected to be provided by operations and borrowing capacity available under the Revolver Loan (until December 2023 when the Company expects to refinance) will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements. There are no off-balance sheet arrangements as of March 31, 2023.

EBITDA Non-GAAP Financial Measure

To complement our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income (loss) is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management, and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net income (loss) plus interest, income taxes, depreciation, and amortization. Net loss was $1.0 million for the fiscal year ended March 31, 2023, as compared to net loss of $0.3 million for the year ended March 31, 2022. EBITDA, a non-GAAP financial measure, was $1.8 million for the year ended March 31, 2023, as compared to $1.2 million for the year ended March 31, 2022.

The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2023	2022	Amount
Net loss	$(979)	$(350)	$(629)
Income tax provision (benefit)	196	(192)	388
Interest expense (1)	356	269	87
Depreciation and amortization	2,217	1,460	757
EBITDA	$1,790	$1,187	$603
(1)	Includes amortization of debt issue costs.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Contract Estimates

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

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of approximately $979,000 for the year ended March 31, 2023. Also, as discussed in Note 12 in the consolidated financial statements, the Company has a revolver loan with a balance of $650,000 as of March 31, 2023 and is due to mature in December 2023. The Company plans to refinance the loan; however, if the Company is unable to refinance the loan, the loan would become due during the fiscal year ended March 31, 2024, which would cause substantial doubt about the Company’s ability to continue as a going concern.

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

We obtained management’s plan and forecasted cash flow through June 30, 2024. Our audit procedures related to management’s plan and forecasted cash flows included the following, among others:

●	We assessed the reasonableness of the forecasted cash flows for the fiscal period ending June 30, 2024 by comparing them to actual results for the fiscal year ended March 31, 2023.
●	We assessed the reasonableness of the forecasted revenue growth and operating margins over the cash flow forecast period by comparing them to historical periods.
●	We performed sensitivity analysis of the significant assumptions used in the cash flow forecast.
●	We reviewed the bank waiver that the Company received with respect to its capital expenditures.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013

Philadelphia, Pennsylvania

June 15, 2023

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$534,474	$1,052,139
Accounts receivable, net	2,336,481	3,009,249
Contract assets	8,947,811	8,350,231
Raw materials	1,692,852	874,538
Work-in-process	719,736	1,360,137
Other current assets	348,983	1,421,459
Total current assets	14,580,337	16,067,753
Property, plant and equipment, net	13,914,024	13,153,165
Right of use asset, net	5,660,938	6,383,615
Deferred income taxes	1,931,186	2,126,770
Other noncurrent assets, net	121,256	121,256
Total assets	$36,207,741	$37,852,559
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,224,320	$3,426,921
Accrued expenses	2,533,185	3,435,866
Contract liabilities	2,333,591	1,765,319
Current portion of long-term lease liability	711,727	593,808
Current portion of long-term debt, net	1,218,162	4,093,079
Total current liabilities	9,020,985	13,314,993
Long-term debt, net	4,749,139	3,114,936
Long-term lease liability	5,143,974	5,853,791
Other noncurrent liability	2,699,492	305,071
Total liabilities	21,613,590	22,588,791
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: March 31, 2023 – 50,000,000; Shares issued and outstanding: March 31, 2023 – 8,613,408; March 31, 2022 – 8,576,862	861	858
Additional paid in capital	14,949,729	14,640,343
Accumulated other comprehensive income	—	—
Retained earnings (accumulated deficit)	(356,439)	622,567
Total stockholders’ equity	14,594,151	15,263,768
Total liabilities and stockholders’ equity	$36,207,741	$37,852,559

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended March 31,
	2023	2022
Net sales	$31,431,614	$22,282,495
Cost of sales	26,527,953	18,905,938
Gross profit	4,903,661	3,376,557
Selling, general and administrative	6,008,881	4,938,086
Loss from operations	(1,105,220)	(1,561,529)
Other income (expense), net	40,842	(28,385)
Interest expense	(355,608)	(269,375)
Refundable employee retention tax credits	636,564	—
PPP loan forgiveness	—	1,317,100
Total other income (expense), net	321,798	1,019,340
Loss before income taxes	(783,422)	(542,189)
Income tax provision (benefit)	195,584	(192,355)
Net loss	$(979,006)	$(349,834)
Other comprehensive loss before tax:
Foreign currency translation adjustments	—	(1,909)
Foreign currency translation reclassification	—	(19,929)
Other comprehensive loss, net of tax	—	(21,838)
Comprehensive loss	$(979,006)	$(371,672)
Net loss per share – basic	$(0.11)	$(0.04)
Net loss per share – diluted	$(0.11)	$(0.04)
Weighted average number of shares outstanding – basic	8,595,992	8,095,058
Weighted average number of shares outstanding – diluted	8,595,992	8,095,058

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
	Common		Additional	Other	Earnings	Total
	Stock	Par	Paid in	Comprehensive	(Accumulated	Stockholders’
	Outstanding	Value	Capital	Income (Loss)	Deficit)	Equity
Balance 3/31/2021	7,374,665	$737	$8,946,872	$21,838	$972,401	$9,941,848
Stock based compensation	—	—	155,754	—	—	155,754
Restricted stock award	30,000	3	(3)	—	—	—
Issuance of common stock	5,000	1	34,999	—	—	35,000
Issuance of warrants	—	—	46,256	—	—	46,256
Common stock issued for acquired business	366,515	37	2,268,963	—	—	2,269,000
Proceeds from sale of common stock, net	800,682	80	3,187,502	—	—	3,187,582
Net loss	—	—	—	—	(349,834)	(349,834)
Foreign currency translation adjustment	—	—	—	(21,838)	—	(21,838)
Balance 3/31/2022	8,576,862	$858	$14,640,343	$—	$622,567	$15,263,768
Stock based compensation	—	—	109,079	—	—	109,079
Stock issued for contingent consideration	9,127	1	56,309	—	—	56,310
Stock award non-employee directors	25,000	2	143,998	—	—	144,000
Stock split fractional share round up	2,419	—	—	—	—	—
Net loss	—	—	—	—	(979,006)	(979,006)
Balance 3/31/2023	8,613,408	$861	$14,949,729	$—	$(356,439)	$14,594,151

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(979,006)	$(349,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,217,472	1,460,439
Amortization of debt issue costs	59,916	48,251
Gain on disposal of equipment	(468)	—
Stock based compensation expense	253,079	190,754
Change in contract loss provision	(237,318)	(223,111)
Deferred income taxes	195,584	(192,355)
PPP loan forgiveness	—	(1,317,100)
Stock based expense for contingent consideration	56,310	—
Change in fair value for contingent consideration	(63,436)	50,454
Changes in operating assets and liabilities:
Accounts receivable	672,768	(842,943)
Contract assets	(597,580)	1,012,783
Work-in-process and raw materials	(177,914)	(42,491)
Other current assets	1,072,476	354,993
Other noncurrent liabilities	2,394,420	(50,633)
Accounts payable	(1,202,601)	245,743
Accrued expenses and lease liabilities	(1,094,137)	(1,477,552)
Contract liabilities	568,273	1,390,441
Net cash provided by operating activities	3,137,838	257,839
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(7,795,810)
Purchases of property, plant, and equipment	(2,325,301)	(939,004)
Proceeds from sale of fixed assets	7,000	—
Net cash used in investing activities	(2,318,301)	(8,734,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	—	4,000,000
Closing costs related to common stock sale	—	(335,418)
Proceeds from sale of common stock	—	3,523,000
Proceeds from revolver loan	10,885,150	4,612,002
Repayment of revolver loan	(11,522,152)	(3,325,000)
Debt issuance costs	(57,723)	(169,884)
Principal payments for leases	(36,572)	(508,806)
Repayment of long-term debt	(605,905)	(397,490)
Net cash (used in) provided by financing activities	(1,337,202)	7,398,404
Net decrease in cash and cash equivalents	(517,665)	(1,078,571)
Cash and cash equivalents, beginning of period	1,052,139	2,130,711
Cash and cash equivalents, end of period	$534,474	$1,052,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest (net of interest capitalized)	$288,085	$236,575

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH OPERATING, INVESTING AND FINANCING TRANSACTIONS:

Fiscal Year Ended March 31, 2023

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

Fiscal Year Ended March 31, 2022

On August 25, 2021, in exchange for the issuance of 366,515 shares of common stock and warrants, the Company acquired all of the issued and outstanding capital stock of Stadco, acquired certain other securities of Stadco and satisfied certain liabilities of Stadco. The fair value of the common stock transferred was $2,269,000 and based on the closing market price of the Company’s common stock on the closing date, August 25, 2021. The fair value of the warrants transferred was $46,256 and was estimated using the Black-Scholes option-pricing model.

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

TechPrecision is the parent company of Ranor, Westminster Credit Holdings, LLC, or “WCH”, Stadco New Acquisition, LLC, or “Acquisition Sub”, Stadco and Wuxi Critical Mechanical Components Co., Ltd., or “WCMC”, a wholly foreign owned enterprise. WCMC was dissolved and deregistered in November 2021. TechPrecision, Ranor, WCH, WCMC (until November 2021), Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

On August 25, 2021, the Company completed its acquisition of Stadco, pursuant to that certain stock purchase agreement with Acquisition Sub, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On the closing date, the Company, through Acquisition Sub, acquired all the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC in exchange for the issuance of shares of the Company’s common stock to Stadco Acquisition, LLC. As a result of the acquisition, Stadco is now our wholly owned indirect subsidiary. See Note 3 for additional disclosures related to this business combination.

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. All our operations and customers are in the United States, or “U.S.”.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, Westminster Credit Holdings, LLC, and WCMC, until its dissolution. Intercompany transactions and balances have been eliminated in consolidation. On February 23, 2023, the Company effected a one-for-four reverse stock split with respect to the issued and outstanding shares of TechPrecision common stock. All share and per-share amounts included in this Form 10-K are presented as if the stock split had been effective from the beginning of the earliest period presented.

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States, or “U.S. GAAP”, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to revenue recognition, long-lived assets, and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Risks and Uncertainties - For the year ended March 31, 2023 and 2022, there were no events related to Coronavirus Disease (COVID-19) that had a material impact on our operating margins. The Company will continue to monitor the impacts of COVID-19 and any government-imposed actions thereto.

For the fiscal years ended March 31, 2023 and 2022, we reported a net loss of $979,006 and $349,834, respectively. Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain our gross profit and operating income. On December 23, 2022, we were successful extending the maturity date of the Ranor Term Loan to December 2027 and renewing the Revolver Loan for one year (each as defined below; see Note 12 – Debt). This new long-term financing allows us to continue operations beyond the next twelve months (the Company intends to renew or replace the Revolver Loan in December 2023) and be able to discharge our liabilities and commitments in the normal course of business. Additionally, we were able to meet certain financial and related loan covenants that the Company had failed in the fiscal 2023 second quarter. As such, the uncertainty with respect to the Company’s ability to continue as a going concern has been alleviated.

We are subject to certain financial debt covenants and may not spend more than $1.5 million for new machinery and equipment during any single fiscal year, tested on an annual basis at the end of each fiscal year. On June 12, 2023, we executed a waiver with the lender under which the lender agreed to waive the Company’s noncompliance with this capital spending limit covenant, as it relates to the period ended March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

We estimate our spending on new machinery and equipment in fiscal 2024, which we expect will include expenditures for the installation and construction of equipment for contract project work with a certain customer, will again exceed the spending limitation. However, as a result of the agreement to exclude certain expenditures from the limitation imposed by the covenant, the Company does not anticipate this will result in noncompliance with the capital spending limit covenant for the period ended March 31, 2024.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. Our deposit and money market accounts are maintained in a large U.S. regional bank.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivables are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivables in the consolidated balance sheets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. An allowance was recorded for $22,000 as of March 31, 2023. There was a $0 balance in the allowance for doubtful accounts on March 31, 2022.

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

Property, plant and equipment, net - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Amortization of assets recorded under capital leases is included in depreciation expense. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of machinery and equipment, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in the statement of operations and comprehensive loss.

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

Debt Issuance Costs - Costs incurred in connection with obtaining financing for long-term debt are capitalized and presented as a reduction of the carrying amount of the related debt. Costs incurred in connection with obtaining financing for revolving credit facilities and lines of credit are capitalized and presented as reduction of the carrying amount of the revolver loan. Loan acquisition costs are being amortized using the effective interest method over the term of the loan.

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

Fair Value Measurements - We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment. We will use inputs based on management estimates or assumptions or adjust observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts on March 31:

	2023		2022
	Reported Amount	Fair Value	Reported Amount	Fair Value
Contingent consideration	$—	$—	$63,436	$63,436

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

Balance at March 31, 2021	$—
Initial measurement at fair value	113,890
Change in fair value recorded in the statement of operations and comprehensive loss	(50,454)
Balance at March 31, 2022	$63,436
Change in fair value recorded in the statement of operations and comprehensive loss	(63,436)
Balance at March 31, 2023	$—

The Company settled the obligation associated with the contingent consideration by issuing 9,127 shares of common stock valued at $56,310 on August 25, 2022.

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value.

Revenue Recognition - The Company accounts for revenue under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), or “ASC 606”, and related amendments. ASC 606 sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2023 and 2022, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended March 31, 2023 and 2022.

If incentives and other contingencies are provided as part of the contract, the Company will include in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using an expected value or most likely amount approach. In the context of variable consideration, the Company limits, or constrains, the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Adjustments to constrain the transaction price may be due to a portion of the transaction price being more than approved funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the consolidated statements of operations and comprehensive loss and are not considered a performance obligation to our customers.

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

Selling, general and administrative - Selling, general and administrative (SG&A) expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office supplies, insurance, legal, accounting, telephone, and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

	2023	2022
Salaries and related expenses	$2,823,979	$2,484,723
Professional fees	1,795,904	1,630,151
Other general and administrative	1,388,998	823,212
Total Selling, General and Administrative	$6,008,881	$4,938,086

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors, employees, and consultants. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $253,079 and $190,754 for the fiscal years ended March 31, 2023 and 2022, respectively. See Note 7 for additional disclosures related to stock-based compensation.

Net Loss per Share of Common Stock - Basic net loss per common share is computed by dividing net loss income by the weighted average number of shares outstanding during the year. Diluted net loss income per common share is calculated using net loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options calculated using the treasury stock method. See Note 6 for additional disclosures related to net loss per share.

Foreign currency translation - All our business is transacted in U.S. dollars. However, the functional currency of our dissolved subsidiary in China was the local currency, the Chinese Yuan Renminbi. In accordance with ASC 830, Foreign Currency Matters, foreign currency translation adjustments of subsidiaries operating outside the United States were accumulated in other comprehensive income, a separate component of equity. Foreign currency transaction gains and losses were recognized in the determination of net income and were not material for each of the reportable periods. As a result of the WCMC dissolution, for the fiscal year ended March 31, 2022, we reclassified $19,929 from Accumulated Other Comprehensive (Loss) Income to the other (expense) income, net line in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

NOTE 3 – BUSINESS COMBINATION

Stadco Acquisition

On August 25, 2021, the closing date, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement, dated as of October 16, 2020, or the “SPA”, among TechPrecision, Stadco New Acquisition LLC, Stadco Acquisition, LLC, or Holdco, and each stockholder of Holdco. Stadco is a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, and industrial customers.

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

Pursuant to the SPA, and upon the terms and subject to the conditions therein, the Company acquired all of the issued and outstanding capital stock of Stadco in exchange for the issuance of 166,666 shares of the Company’s common stock to Holdco. In connection with the acquisition of Stadco, the Company reached an agreement with the holders of certain other non-bank indebtedness of Stadco, under which each such lender agreed to forgive such indebtedness in exchange for an aggregate of 49,849 shares of the Company’s common stock. In addition, the Company reached an agreement with a certain other security holder who agreed to sell its Stadco securities to the Company in exchange for the issuance by the Company of 150,000 shares of the Company’s common stock and a warrant to purchase 25,000 shares of the Company’s common stock. The fair value of the 366,515 shares of common stock issued as aggregate consideration was $2.3 million based on the closing market price of the Company’s common stock on the August 25, 2021 closing date. The fair value of the warrants is estimated using the Black-Scholes option-pricing model. The warrants vested in full on the issue date, have a three-year term and exercise price of $5.72 per share. The fair value of the warrants was $46,256 and estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the grant. Expected volatility of 46.7% was based on the historical volatility of our common stock. The risk-free interest rate of 0.4% was selected based upon yields of three-year U.S. Treasury bond.

On August 25, 2021, the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, pursuant to which investors committed to subscribe for and purchase 800,682 shares of the Company’s common stock at a purchase price of $4.40 per share. Costs directly attributable to this offering of securities totaled $0.3 million.

Stadco’s assets and liabilities were measured at estimated fair values on August 25, 2021, primarily using Level 1 and Level 3 inputs. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

Included in the total consideration transferred is $113,890 related to a contingent provision in the agreements that could have required payment based on the difference between the TechPrecision stock price and contract target stock price. The contingent provision allowed the issuer, TechPrecision, to settle the contingency with stock or cash, or a combination of each. If after one year following the closing of the acquisition, the fair value of the consideration stock was less than the target stock price stated in each agreement, TechPrecision would have had to issue to the holder additional shares of consideration stock or cash, or some combination of stock and cash. The target stock price stated in the agreements were guaranteed and, only the number of shares issued could vary, with the final measurement date and amount to be determined on the one-year anniversary date. Since the contract does not specify a fixed maximum number of shares to be issued on the anniversary date, should the company have determined to satisfy the contingent consideration with shares, then a number of shares higher than the amount currently authorized by the company’s certificate of incorporation may have been required to be issued. In any case, the maximum value of the contingent consideration was $2,269,000, whether paid in shares of common stock or in cash, or both. The estimated liability associated with the contingent consideration was valued under a Monte Carlo simulation based on the closing stock prices at the period end date and expected volatility of 50.0% based on the historical volatility of our common stock and had a balance of $63,436 on March 31, 2022. The Company settled the obligation associated with the contingent consideration by issuing 9,127 shares of common stock valued at $56,310 on August 25, 2022. The fair value of the contingent consideration was based on the closing stock price on the issuance date.

Measurement Period Adjustments

The Company completed the process of measuring the fair value of assets acquired and liabilities assumed. In the third and fourth quarters of fiscal 2022, the Company made certain measurement period adjustments to reflect the facts and circumstances in existence at the acquisition date. These measurement period adjustments are related to changes in preliminary assumptions and initial estimates that would have been recognized if all the facts and circumstances had been known at the time of acquisition. The table below presents the fair value of assets acquired and liabilities assumed on the acquisition date based on the best information it has received to date in accordance with ASC 805.

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

Acquisition related costs totaled approximately $320,000 and are included under general and administrative expenses in our statement of operations for the year ended March 31, 2022.

Unaudited Supplemental Pro Forma Information

The following table discloses the actual results of Stadco since the August 25, 2021 acquisition which are included in the Company’s consolidated financial statements. Also presented in the table below are pro forma results for the combined entities, assuming the acquisition date had occurred on April 1, 2020, for the following periods:

	Stadco Actual	Pro Forma
	August 25, 2021-	Year ended
	March 31, 2022	March 31, 2022
Net sales	$7,755,946	$27,002,535
Operating loss	$(1,124,542)	$(2,937,391)
Loss before income taxes	$(1,233,925)	$(2,151,614)
Net loss	—	$(1,393,987)
EPS basic	—	$(0.16)
EPS dilutive	—	$(0.16)
Weighted average shares outstanding: – basic and diluted	—	8,558,739

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

Adjustments to Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended March 31, 2022

●	Excluded the net change in depreciation and amortization of $0.3 million from cost of goods sold, resulting from a valuation adjustment to Stadco’s property, plant and equipment and the recognition of the right-of-use asset for Stadco’s property lease against the reversal of historical rent expense.
●	From selling, general and administrative, excluded non-recurring expense of $0.3 million related to consulting, legal, due diligence, bank fees, and nominal costs incurred during the fiscal year by TechPrecision related to the acquisition of Stadco. We also excluded $0.7 million of management fees due to then-preferred stockholders of Stadco.
●	Excluded interest expense of $0.3 million which represents the net change in interest expense resulting from the reduction in Stadco’s bank debt and applicable interest rates, offset in part by estimated interest expense related to Stadco’s new debt obligation.
●	Included an estimated tax benefit of $0.8 million at a tax rate equal to TechPrecision’s fiscal year 2022 statutory tax rate based on the proforma loss for the fiscal year ended March 31, 2022.

NOTE 4 – REVENUE

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

Net Sales by market	Defense	Industrial	Totals
Year ended March 31, 2023	$30,935,138	$496,476	$31,431,614
Year ended March 31, 2022	$20,854,812	$1,427,683	$22,282,495

Net Sales by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2023	$29,785,799	$1,645,815	$31,431,614
Year ended March 31, 2022	$19,992,438	$2,290,057	$22,282,495

As of March 31, 2023, the Company had $44.0 million of remaining performance obligations, of which $37.7 million were less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the fiscal years ended March 31:

	2023			2022
Customer	Amount		Percent	Amount		Percent
Customer A		$6,352,394	20%		$4,448,624	20%
Customer B	$	*	* %		$3,534,619	16%
Customer C		$4,779,592	15%	$	*	* %
Customer D		$3,248,773	10%	$	*	* %
Customer E		$5,838,734	19%		$2,505,205	11%

*Less than 10% of total

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In fiscal 2023 and 2022, we recognized revenue of $1.8 and $0.2 million related to our contract liabilities at April 1, 2022 and 2021, respectively. Contract assets consisted of the following at:

		Progress
	Unbilled	Payments	Total
March 31, 2023	$19,485,914	$(10,538,103)	$8,947,811
March 31, 2022	$14,216,187	$(5,865,955)	$8,350,231

NOTE 5 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The following table reflects income and loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2023	2022
Loss before income taxes	$(783,422)	$(542,189)
Income tax provision (benefit)	195,584	(192,355)
Net loss	$(979,006)	$(349,834)

The components of the income tax provision (benefit) consists of the following for the fiscal years ended March 31:

	2023	2022
Current:
Federal	$—	$—
State	—	—
Total Current	$—	$—
Deferred:
Federal	$(261,372)	$(567,459)
State	456,956	375,104
Total Deferred	$195,584	$(192,355)
Income tax provision (benefit)	$195,584	$(192,355)

Our fiscal 2023 and 2022 taxes were measured at the U.S. statutory income tax rate of 21%.

A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations and Comprehensive Loss follows for fiscal years ended March 31:

	2023	2022
U.S. statutory income tax	$(164,519)	$(113,860)
State income tax, net of federal benefit	(151,878)	(70,130)
Nontaxable PPP loan forgiveness	—	(339,022)
Nondeductible items related to business combination and dissolved foreign entity	65,482	294,232
Change in state NOLs	239,622	227,037
Change in valuation allowance	216,485	(173,004)
Stock-based compensation	(20,983)	(4,620)
Other	11,375	(12,988)
Income tax provision (benefit)	$195,584	$(192,355)
Effective tax rate*	25.0%	(35.5)%

* Effective tax rate is calculated by dividing the income tax provision (benefit) by loss before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$5,839,915	$6,099,169
Compensation	213,308	191,976
Stock based compensation awards	242,579	234,752
Other items not currently deductible	126,792	322,463
Total deferred tax assets	6,422,594	6,848,360
Valuation allowance	(2,170,094)	(1,953,609)
Net deferred tax assets	4,252,500	4,894,751
Deferred tax liabilities:
Depreciation	(1,971,644)	(2,259,094)
Contract accounting methods	(349,670)	(508,887)
Total deferred tax liabilities	(2,321,314)	(2,767,981)
Deferred taxes, net	$1,931,186	$2,126,770

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

The valuation allowance on deferred tax assets was approximately $2.2 million at March 31, 2023. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase or decrease the valuation allowance for those deferred tax assets.

The following table summarizes carryforwards of net operating losses as of March 31, 2023:

		Begins to
	Amount	Expire:
Federal net operating losses	$21,405,199	2026
State net operating losses	$36,832,273	2032

The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis.

We experienced an ownership change in connection with the acquisition of Ranor in 2006. Accordingly, our ability to utilize certain carryforwards relating to 2006 and prior is limited. Our remaining pre-2006 net operating losses total approximately $0.4 million. As of March 31, 2023, we have approximately $6.9 million of federal post-2006 losses available for carryforward, without limitation. U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

Certain pre-2021 Stadco net operating loss carryforwards available for TechPrecision’s consolidated tax group may be limited. Also, U.S. tax laws limit the time during which these loss carryforwards may be applied against future taxes. Our remaining pre-2021 net operating losses total approximately $9.8 million.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Tax years 2019 and forward remain open for examination.

NOTE 6 – CAPITAL STOCK and EARNINGS PER SHARE

Reverse Stock Split

On February 23, 2023, the Company effected a one-for-four reverse stock split of its common stock, which was effective for trading purposes as of the commencement of trading on February 24, 2023. The reverse stock split was approved by the Company’s stockholders on September 14, 2022, at the Company’s regular annual meeting of stockholders, with authorization to determine the final ratio having been granted to the Company’s Board of Directors.

All share and per-share amounts have been effected retroactively for all years presented in our financial statements and notes thereto.

The reverse stock split was primarily intended to prepare for the potential listing of the Company’s common stock on the Nasdaq Capital Market. The Company simultaneously affected a reduction in the number of authorized shares of common stock from 90,000,000 to 50,000,000.

Common Stock

We had 50,000,000 and 90,000,000 authorized shares of common stock at March 31, 2023 and 2022, respectively. There were 8,613,408 and 8,576,862 shares of common stock outstanding at March 31, 2023 and 2022, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges, and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2023 and 2022.

Earnings per Share

All earnings per share amounts included in this annual report on Form 10-K are presented as if the one-for-four reverse stock split had been effective April 1, 2022. Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31,	March 31,
	2023	2022
Basic EPS
Net loss	$(979,006)	$(349,834)
Weighted average shares	8,595,992	8,095,058
Net loss per share	$(0.11)	$(0.04)
Diluted EPS
Net loss	$(979,006)	$(349,834)
Dilutive effect of stock options	—	—
Weighted average shares	8,595,992	8,095,058
Net loss per share	$(0.11)	$(0.04)

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS due to net loss for both periods. For the fiscal years ended March 31, 2023 and 2022, there were potential anti-dilutive stock options and warrants, of 680,000 and 25,000, respectively, none of which were included in the EPS calculations above.

NOTE 7 – STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Plan (as defined below), and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. Following the February 2023 reverse stock split, the 2016 Plan now provides for a share reserve of 1,250,000 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted and unrestricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors, and consultants; and to provide those employees, directors, and consultants with an incentive for productivity, and an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 1,250,000 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the “2006 Plan”, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On March 31, 2023, there were 312,500 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at 3/31/2021	679,750	$1.49	$3,597,700	5.62
Canceled	(12,250)	—	—	—
Outstanding at 3/31/2022	667,500	$1.37	$3,597,700	4.66
Canceled	—	—	—	—
Outstanding at 3/31/2023	667,500	$1.37	$3,804,625	3.70
Vested or expected to vest at 3/31/2023	667,500	$1.37	$3,804,625	3.70
Exercisable and vested at 3/31/2023	667,500	$1.37	$3,804,625	3.70

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2023 and fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023 and 2022. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2023, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2023 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	317,500	2.61	$0.46	317,500	$0.46
$2.00-$2.99	350,000	4.15	$2.19	350,000	$2.19
Totals	667,500			667,500

Board of Directors Common Stock Award

On September 15, 2022, the board of directors granted each non-employee director 6,250 shares of common stock for a total of 25,000 shares of common stock in the aggregate, of fully vested stock awards under the Plan in recognition of such directors’ service and in lieu of the annual grant to purchase Company common stock previously approved by the Board as annual director compensation. The fair value of the award was $144,000 based on the closing market price of the Company’s common stock on the grant date.

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

On September 17, 2021, we granted a total of 25,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $175,000 for service-based restricted stock was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

On January 24, 2022, the board of directors, in recognition of their special efforts in completing the previously disclosed acquisition of Stadco, granted (a) 5,000 shares of restricted stock under the 2016 Plan and (b) a cash award of $35,000, to each of Alexander Shen, the Company’s chief executive officer, and Thomas Sammons, the Company’s chief financial officer. The shares were measured at fair value at $34,000 on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The shares of restricted stock fully vested and ceased to be subject to forfeiture on January 24, 2023. Each grantee was required to have been serving as an executive officer on the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date for the shares of restricted stock to vest. Prior to the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the shares of restricted stock and if the grantee’s service with the Company had terminated prior to the vesting date, the grantee’s restricted stock would have been forfeited automatically, subject to certain exceptions.

Total recognized compensation cost related to the restricted stock awards for the fiscal year ended March 31, 2023 and 2022 was $109,079 and $155,754, respectively. On March 31, 2023, there was no remaining unrecognized compensation cost related to the restricted stock awards.

Nonemployee Stock Based Payment

On October 5, 2021, the Company issued 5,000 shares of common stock to a third-party consultant as payment of a finder’s fee in connection with the acquisition of Stadco. The estimated fair value of the award is $35,000 and was measured on the date of grant based on the number of shares issued and the quoted market price of the Company’s common stock.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

In the fiscal year ended March 31, 2023, one supplier accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2022, two suppliers accounted for 10% or more of our purchased material.

On March 31, 2023, there were trade accounts receivable balances outstanding from three customers comprising 53% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2023				March 31, 2022
Customer	Dollars		Percent		Dollars		Percent
A	$	*	*	%		$1,079,264	36%
B	$	*	*	%		$436,051	14%
C		$730,514	31%		$	*	* %
D		$260,177	11%			$382,789	13%
E	$	*	*	%		$309,500	10%
F		$265,755	11%		$	*	* %

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	March 31, 2023	March 31, 2022
Prepaid taxes	$9,616	$26,497
ERC refundable credits	—	1,093,661
Prepaid insurance	162,075	184,275
Prepaid subscriptions	120,570	66,098
Deposits	21,706	21,100
Employee advances	4,561	9,668
Prepaid advisory fees, other	30,455	20,160
Total	$348,983	$1,421,459

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	March 31, 2023	March 31, 2022
Land	$110,113	$110,113
Building and improvements	3,293,986	3,289,901
Machinery equipment, furniture, and fixtures	23,018,713	20,860,152
Construction-in-progress	149,576	—
Total property, plant, and equipment	26,572,388	24,260,166
Less: accumulated depreciation	(12,658,364)	(11,107,001)
Total property, plant and equipment, net	$13,914,024	$13,153,165

We capitalize interest on borrowings during active construction period for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended March 31, 2023 and 2022 were $14,297 and $0, respectively.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	March 31, 2023	March 31, 2022
Accrued compensation	$1,257,245	$947,938
Provision for claims	256,227	935,382
Provision for contract losses	102,954	340,272
Accrued professional fees	241,195	513,379
Accrued project costs	440,550	487,869
Contingent consideration	—	63,436
Other	235,014	147,590
Total	$2,533,185	$3,435,866

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

A customer of our Stadco subsidiary provided notice for collection of additional costs incurred in connection with a certain product manufacturing project. In fiscal 2022, Stadco booked a contingent loss for approximately $0.8 million which is included on the provision for claims line in the above table. The claim was resolved to the satisfaction of both parties in fiscal 2023, and the accrual was reversed against related accounts receivable.

NOTE 12 – DEBT

Long-term debt included the following as of:	March 31, 2023	March 31, 2022
Stadco Term Loan, at 3.79% interest, due August 2028	$3,186,495	$3,705,792
Ranor Term Loan, at 6.05% interest, due December 2027	2,276,518	2,363,126
Ranor Revolver Loan, at 6.93% interest, due December 2023	650,000	1,287,002
Total debt	$6,113,013	$7,355,920
Less: debt issue costs unamortized	$145,712	$147,905
Total debt, net	$5,967,301	$7,208,015
Less: Current portion of long-term debt	$1,218,162	$4,093,079
Total long-term debt, net	$4,749,139	$3,114,936

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

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

The Company shall pay a late charge in the amount of 5% of each payment due under the Stadco Term Loan (other than the balloon payment due at maturity) which is more than ten days in arrears. In addition, from and after the date on which the Stadco Term Loan becomes due, or at Berkshire Bank’s option, could become due and payable (whether accelerated or not), at maturity, upon default or otherwise, interest shall accrue and shall be immediately due and payable at the default rate equal to 5% per annum greater than the interest rate otherwise in effect, but in no event higher than the maximum interest rate permitted by law.

Unamortized debt issue costs on March 31, 2023 and 2022 were $44,482 and $71,617, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021.

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

There was approximately $0.7 million outstanding under the Revolver Loan at March 31, 2023. Interest payments made under the Revolver Loan were $33,156 for the fiscal year ended March 31, 2023. The weighted average interest rate at March 31, 2023 and March 31, 2022 was 5.02% and 2.75%, respectively. Unused borrowing capacity at March 31, 2023 and March 31, 2022 was approximately $4.2 million and $2.8 million, respectively.

Unamortized debt issue costs at March 31, 2023 and March 31, 2022 were $101,230 and $76,288, respectively.

Berkshire Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the “Berkshire Loans”, may be accelerated upon the occurrence of an event of default as defined in the Berkshire Loan Agreement. Upon the occurrence and during the continuance of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of certain other events specified in the loan agreement, the unpaid principal amount of the Loans and the Notes together with accrued interest and all other Obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, The Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision to the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, (except for the fiscal quarter ended December 31, 2022, in which case such ratio of Cash Flow to Total Debt Service was not to be less than 1.10 to 1.00), measured quarterly on the last day of each fiscal quarter-annual period of TechPrecision on a trailing 12-month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited

(quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to shareholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

The Borrowers agree to cause their Balance Sheet Leverage to be less than or equal 2.50 to 1.00. Compliance with the foregoing shall be tested quarterly, as of the last day of each fiscal quarter of the Borrowers, commencing with the fiscal quarter ending September 30, 2021. “Balance Sheet Leverage” means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

The Borrowers agree that their combined annual capital expenditures shall not exceed $1.5 million. Compliance shall be tested annually, commencing with the fiscal year ending March 31, 2022.

The Borrowers agree to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. “Loan-to-Value Ratio” means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan, to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

The Company was in compliance with all of the financial covenants at March 31, 2023, except for the combined capital expenditures limit. The Company was in violation of the Loan Agreement as it exceeded the capital expenditure limit of $1.5 million as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024 any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

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

The scheduled principal maturities for our total debt by fiscal year are:

2024	$1,250,200
2025	625,791
2026	651,827
2027	678,980
2028	2,636,854
Thereafter	269,361
Total	$6,113,013

Small Business Administration Loan

On May 8, 2020, the Company, through its wholly owned subsidiary Ranor, issued a promissory note, or the “Note”, evidencing an unsecured loan in the amount of $1,317,100 made to Ranor under the Paycheck Protection Program, or the “PPP”. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration, or the “SBA”. The loan to Ranor was made through Berkshire Bank. In fiscal year 2022, on May 12, 2021, as authorized by Section 1106 of the CARES Act, the SBA remitted to Berkshire Bank, the lender of record, a payment of principal and interest in the amounts of $1,317,000 and $13,207, respectively, for forgiveness of the Company’s PPP loan. The funds credited to the PPP loan pay this loan off in full. Loan forgiveness is recorded as a gain under other income and expense in the consolidated statement of operations and comprehensive loss.

NOTE 13 - OTHER NONCURRENT LIABILITY

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment in January 2022 and two additional payments in April 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. Customer payments received of $1.0 million and $0.3 million are recorded as a noncurrent liability in the condensed consolidated balance sheets at March 31, 2023 and March 31, 2022, respectively.

Stadco entered into the Payment Agreement with the LADWP to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in accounts payable on the Company’s balance sheet as of March 31, 2022, and was reclassified to accrued expenses as a current liability for $0.2 million, and to noncurrent liability for $1.5 million as of March 31, 2023.

NOTE 14 – LEASES

On August 25, 2021, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6.6 million. Monthly base rent for the property is $82,998 per month. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

The following table lists our right-of-use assets and liabilities on our consolidated balance sheets at:

	March 31, 2023	March 31, 2022
Finance lease:
Right of use asset – operating lease	$6,629,396	$6,649,744
Right of use asset – finance leases	65,016	125,032
Amortization	(1,033,474)	(391,161)
Right of use asset, net	$5,660,938	$6,383,615
Lease liability – operating lease	$5,819,365	$6,374,691
Lease liability – finance leases	36,336	72,908
Total lease liability	$5,855,701	$6,447,599

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the year ended:	March 31, 2023	March 31, 2022
Operating lease amortization	$638,732	$363,206
Finance lease amortization	$20,829	$27,955
Finance lease interest	$1,536	$1,851

Weighted average lease term and discount rate at:	March 31, 2023	March 31, 2022
Lease term (years) – operating lease	7.25	8.25
Lease term (years) – finance lease	0.75	2.48
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	4.5%	3.9%

Supplemental cash flow information related to leases for the year ended:	March 31, 2023	March 31, 2022
Cash used in operating activities	$851,806	$448,206
Cash used in financing activities	$36,572	$508,806

Maturities of lease liabilities at March 31, 2023 for the next five years and thereafter:

2023	$957,495
2024	948,701
2025	948,702
2026	938,801
2027	938,802
Thereafter	2,111,578
Total lease payments	$6,844,079
Less: imputed interest	988,378
Total	$5,855,701

NOTE 15 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2023 for future executive salaries was approximately $0.6 million. The aggregate commitment at March 31, 2023 was approximately $1.0 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2023, we had approximately $5.7 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $84,889 and $89,316 for the years ended March 31, 2023 and 2022, respectively.

Provision for claims settlement

On March 15, 2021, the court approved the final class action settlement for all outstanding claims related to a civil class action brought by former employees for past wages claimed under a paid time-off program. As such, the plaintiffs’ claims have been fully and finally dismissed, and the $495,000 payment to the plaintiffs’ counsel was paid on May 10, 2021.

NOTE 16 – SEGMENT INFORMATION

The Company has two wholly owned subsidiaries, Ranor and Stadco that are each reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All the Company’s operations, assets, and customers are located in the U.S.

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

The following table provides summarized financial information for our segments:	March 31, 2023	March 31, 2022
Ranor	$19,181,539	$14,580,306
Stadco	12,250,075	7,755,946
Eliminate intersegment revenue	—	(53,757)
Net sales from external customers	$31,431,614	$22,282,495
Ranor operating income	5,150,821	1,514,790
Stadco operating loss	(3,905,323)	(1,124,542)
Corporate and unallocated (1)	(2,350,718)	(1,951,777)
Operating loss	$(1,105,220)	$(1,561,529)
Interest expense and other expense	(314,766)	(297,761)
Refundable employee retention tax credits	636,564	—
Unallocated PPP loan forgiveness	—	1,317,100
Consolidated loss before income taxes	$(783,422)	$(542,189)
Assets
Ranor	11,350,905	10,654,579
Stadco	23,817,425	24,907,656
Corporate and unallocated	1,039,411	2,290,324
Totals	$36,207,741	$37,852,559
Depreciation and amortization
Ranor	523,683	595,536
Stadco	1,693,789	864,903
Totals	$2,217,472	$1,460,439
Capital expenditures
Ranor	1,599,966	825,608
Stadco	725,335	113,396
Totals	$2,325,301	$939,004

(1) Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

Prior period segment data is restated to reflect changes in corporate and administrative expenses not allocated to the segments.

NOTE 17 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In November 2021, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this ASU on April 1, 2022 did not have a significant impact on the Company’s financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within these fiscal years. The adoption of this ASU on April 1, 2023 did not have a significant impact on the Company’s financial statements and disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in issuers accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The adoption of these amendments on April 1, 2022 did not have a material impact on our financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in these ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The Company is in the process of determining the impact adoption of the amendment may have on the Company’s financial statements and disclosures.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was not effective due to a material weaknesses as described below.

Material Weaknesses

We identified two material weaknesses in our internal control over financial reporting as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weaknesses:

1)	we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition; and
2)	we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. Because of this material weakness, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in this Annual Report on Form 10-K.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Our remediation plan will require that, going forward, management will:

1)	utilize a valuation specialist with the requisite knowledge to perform all required valuations for all acquisitions of businesses, and
2)	utilize a tax specialist with the requisite knowledge to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, for the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. The Company continues to evaluate Stadco’s internal controls over financial reporting and integrating such with its own internal controls over financial reporting.

Item 9B.    Other Information.

Not Applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company will be set forth under the heading “Corporate Governance - Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Identification of the Audit Committee.

Information concerning the audit committee of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company will be set forth under the heading “Information About Our Board of Directors – Committees” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Shareholder Nomination Process.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the heading “Stockholders’ Proposals for the 2023 Annual Meeting” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

Information regarding executive compensation will be set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of TechPrecision” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons will be set forth under the headings “Related Party Transactions - Certain Relationships and Related Transactions” and “Information about our Board of Directors - Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding fees paid to the Company’s principal accountant will be set forth under the heading “Principal Accountant Fees” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith
2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020	8-K	000-51378	October 20, 2020	2.1
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz	8-K	000-51378	February 3, 2021	10.2
2.3	Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative	8-K	000-51378	July 26, 2021	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of TechPrecision Corporation	8-K	000-51378	February 23, 2023	3.1
3.3	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.4	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.5	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
4.1	Description of Securities
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen	8-K	000-51378	December 28, 2016	10.3
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan	10-Q	000-51378	February 14, 2017	10.4
10.3†	First Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	000-51378	February 15, 2022	10.1
10.4†	2006 Long-term Incentive Plan, as restated effective November 22, 2010	10-Q	000-51378	February 14, 2011	10.2
10.5†	Form of Option Award Agreement for Directors	8-K	000-51378	June 17, 2013	10.1
10.6†	Form of Restricted Stock Award Agreement	8-K	000-51378	March 20, 2014	10.1
10.7†	Form of Restricted Stock Award		000-51378	December 18, 2018	10.1
10.8†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen	8-K	000-51378	November 20, 2014	10.1
10.9†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons	8-K	000-51378	April 6, 2016	10.1
10.10	Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank	8-K	000-51378	August 30, 2021	10.11
10.11	First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 20, 2021	10.1
10.12	Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note, dated as of March 18, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	March 21, 2022	10.1
10.13	Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note, dated as of June 16, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	June 23, 2022	10.1
10.14*	Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note, dated as of September 15, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	September 19, 2022	10.1

10.15*	Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 30, 2022	10.1
10.16	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A.	8-K	000-51378	April 29, 2021	10.1
10.17	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.18	Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco	8-K	000-51378	August 30, 2021	10.1
10.19	Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landlord*	8-K	000-51378	August 30, 2021	10.2
10.20	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.21	Stock and Warrant Purchase Agreement, dated effective as of August 24, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC and Five Crowns Credit Partners, LLC*	8-K	000-51378	August 30, 2021	10.5
10.22	Warrant, issued as of August 25, 2021, by TechPrecision Corporation to Five Crowns Capital, LLC (incorporated herein by reference to Exhibit to our Current Report on, filed with the Commission on).	8-K	000-51378	August 30, 2021	10.6
10.23	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Douglas A. Paletz	8-K	000-51378	August 30, 2021	10.7
10.24	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Babak Parsi	8-K	000-51378	August 30, 2021	10.8
10.25	Debt Conversion Agreement, dated as of August 25 2021, among TechPrecision Corporation, Stadco and Vanguard Electronic Company	8-K	000-51378	August 30, 2021	10.9
10.26	Form of PIPE Agreement	8-K	000-51378	August 30, 2021	10.10
10.27#	Payment Agreement between Stadco and LADWP	8-K	000-51378	February 3, 2023	10.1
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Marcum LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2023 and 2022; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022; and (v) the Notes to the Consolidated Financial Statements.

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

# Certain portions of this Exhibit were redacted pursuant to Item 601(a)(6) of Regulation S-K and marked by means of brackets and asterisks (“[****]”).

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

June 15, 2023	By:	/s/ Thomas Sammons
Thomas Sammons
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer, Director	June 15, 2023
Alexander Shen	(Principal Executive Officer)

/s/ Thomas Sammons	Chief Financial Officer	June 15, 2023
Thomas Sammons	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairperson	June 15, 2023
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	June 15, 2023
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	June 15, 2023
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 15, 2023
Walter M. Schenker