Form 10-Q
period 2023-06-30
TECHPRECISION CORP
filed 2023-08-21
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to __________________

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of August 18, 2023, was 8,737,432.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$271,918	$534,474
Accounts receivable, net	2,965,696	2,336,481
Contract assets	8,651,343	8,947,811
Raw materials	1,635,748	1,692,852
Work-in-process	816,702	719,736
Other current assets	324,457	348,983
Total current assets	14,665,864	14,580,337
Property, plant and equipment, net	15,376,726	13,914,024
Right-of-use asset, net	5,492,504	5,660,938
Deferred income taxes	2,077,616	1,931,186
Other noncurrent assets, net	121,256	121,256
Total assets	$37,733,966	$36,207,741
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$743,933	$2,224,320
Accrued expenses	2,552,449	2,533,185
Contract liabilities	2,853,695	2,333,591
Current portion of long-term lease liability	715,707	711,727
Current portion of long-term debt, net	2,865,387	1,218,162
Total current liabilities	9,731,171	9,020,985
Long-term debt, net	4,603,255	4,749,139
Long-term lease liability	4,963,082	5,143,974
Other noncurrent liability	4,369,762	2,699,492
Total liabilities	23,667,270	21,613,590
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: 50,000,000; Shares issued and outstanding: June 30, 2023 and March 31, 2023 – 8,613,408	861	861
Additional paid in capital	14,949,729	14,949,729
Accumulated deficit	(883,894)	(356,439)
Total stockholders’ equity	14,066,696	14,594,151
Total liabilities and stockholders’ equity	$37,733,966	$36,207,741

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
	2023	2022
Net sales	$7,371,240	$7,076,357
Cost of sales	6,677,091	6,259,139
Gross profit	694,149	817,218
Selling, general and administrative	1,273,949	1,375,227
Loss from operations	(579,800)	(558,009)
Other income (expense), net	1	(33,225)
Interest expense	(94,086)	(83,645)
Total other income (expense), net	(94,085)	(116,870)
Loss before income taxes	(673,885)	(674,879)
Income tax benefit	(146,430)	(173,714)
Net loss	$(527,455)	$(501,165)
Net loss per share – basic	$(0.06)	$(0.06)
Net loss per share – diluted	$(0.06)	$(0.06)
Weighted average number of shares outstanding – basic	8,613,408	8,576,863
Weighted average number of shares outstanding – diluted	8,613,408	8,576,863

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Retained
	Common		Additional	Earnings	Total
	Stock	Par	Paid in	(Accumulated	Stockholders’
	Outstanding	Value	Capital	Deficit)	Equity
Balance March 31, 2022	8,576,863	$858	$14,640,343	$622,567	$15,263,768
Stock based compensation	—	—	52,107	—	52,107
Net loss	—	—	—	(501,165)	(501,165)
Balance June 30, 2022	8,576,863	$858	$14,692,450	$121,402	$14,814,710

Balance March 31, 2023	8,613,408	$861	$14,949,729	$(356,439)	$14,594,151
Net loss	—	—	—	(527,455)	(527,455)
Balance June 30, 2023	8,613,408	$861	$14,949,729	$(883,894)	$14,066,696

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(527,455)	$(501,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	559,735	585,361
Amortization of debt issue costs	18,761	13,399
Stock based compensation expense	—	52,107
Change in contract loss provision	16,170	18,402
Deferred income taxes	(146,430)	(173,714)
Change in fair value for contingent consideration	—	(33,474)
Changes in operating assets and liabilities:
Accounts receivable	(629,215)	501,882
Contract assets	296,468	(452,411)
Work-in-process and raw materials	(39,861)	(665,192)
Other current assets	24,526	693,394
Accounts payable	(1,480,387)	481,208
Accrued expenses	(167,629)	(85,348)
Contract liabilities	520,104	21,083
Other noncurrent liabilities	1,670,270	993,203
Net cash provided by operating activities	115,057	1,448,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset deposit	—	(559,000)
Purchases of property, plant, and equipment	(1,854,002)	(203,981)
Net cash used in investing activities	(1,854,002)	(762,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	—	(6,268)
Revolver loan payments and borrowings, net	1,630,000	(987,002)
Payments of principal for leases	(6,191)	(16,860)
Repayments of long-term debt	(147,420)	(154,125)
Net cash provided by (used in) financing activities	1,476,389	(1,164,255)
Net decrease in cash and cash equivalents	(262,556)	(478,501)
Cash and cash equivalents, beginning of period	534,474	1,052,139
Cash and cash equivalents, end of period	$271,918	$573,638
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$67,175	$69,799

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

TechPrecision Corporation, or “TechPrecision”, is a Delaware corporation organized in February 2005 under the name Lounsberry Holdings II, Inc. On February 24, 2006, we acquired all of the issued and outstanding capital stock of our wholly owned subsidiary Ranor, Inc., or “Ranor.” Ranor, together with its predecessors, has been in continuous operation since 1956. The company’s name was changed to TechPrecision Corporation on March 6, 2006.

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, or “Acquisition Sub”, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On the closing date, the Company, through Acquisition Sub, acquired all the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC in exchange for the issuance of shares of the Company’s common stock to Stadco Acquisition, LLC. As a result of the acquisition, Stadco is now our wholly owned indirect subsidiary.

TechPrecision is the parent company of Ranor, Westminster Credit Holdings, LLC, or “WCH”, Acquisition Sub, and Stadco. TechPrecision, Ranor, WCH, Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and aerospace, nuclear, medical, and precision industrial. All our operations and customers are in the United States, or “U.S.”.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. On February 23, 2023, the Company effected a one-for-four reverse stock split with respect to the issued and outstanding shares of TechPrecision common stock. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 15, 2023.

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the three months ended June 30, 2023 we reported a net loss of $527,455.

The Company is the borrower under the amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement” (as defined below; see Note 11 – Debt). There was $7.6 million outstanding under the agreement on June 30, 2023. The Company has determined it is in compliance with the debt covenants as of June 30, 2023. However, it is probable that the Company will not be in compliance with the debt covenants at subsequent compliance dates, in which case the Company will request a waiver from the lender.

Without such a waiver, the lender would have the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to decline to grant us a waiver and instead demand repayment, we would need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

We are subject to certain financial debt covenants and may not spend more than $1.5 million for new machinery and equipment during any single fiscal year, tested on an annual basis at the end of each fiscal year. On June 12, 2023, we executed a waiver with the lender under which the lender agreed to waive the Company’s noncompliance with this capital spending limit covenant, as it related to the period ended March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

We estimate our spending on new machinery and equipment in fiscal 2024, which we expect will include expenditures for the installation and construction of equipment for contract project work with a certain customer, will again exceed the spending limitation. However, as a result of the agreement to exclude certain expenditures from the limitation imposed by the covenant, the Company does not anticipate this will result in noncompliance with the capital spending limit covenant for the fiscal year ended March 31, 2024.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must mitigate our recurring operating losses at our Stadco subsidiary. We must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, so our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco and expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the three months ended June 30, 2023, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants and its ability to grow revenue and reduce costs at Stadco. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in these ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this ASU on April 1, 2023 did not have a significant impact on the Company’s condensed financial statements and disclosures.

NOTE 3 – REVENUE

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

Net Sales by market	Defense	Industrial	Totals
Three months ended June 30, 2023	$6,597,893	$773,347	$7,371,240
Three months ended June 30, 2022	$6,840,924	$235,433	$7,076,357

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2023	$6,933,804	$437,436	$7,371,240
Three months ended June 30, 2022	$6,622,093	$454,264	$7,076,357

As of June 30, 2023, the Company had $46.3 million of remaining performance obligations, of which $39.9 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended			Three months ended
	June 30, 2023			June 30, 2022
Customer	Amount		Percent	Amount		Percent
A		$2,285,275	31%		$1,296,387	18%
B		$866,171	12%		$1,763,591	25%
C		$805,690	11%		$735,758	11%
D	$	*	* %		$1,071,874	15%
E		$800,512	11%	$	*	* %
F		$743,237	10%	$	*	* %

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the three months ended June 30, 2023, we recognized revenue of approximately $0.9 million related to our contract liabilities at April 1, 2023. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
June 30, 2023	$19,914,513	$(11,263,170)	$8,651,343
March 31, 2023	$19,485,914	$(10,538,103)	$8,947,811

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. The Company recorded income tax benefit of ($146,430) and ($173,714) for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 21.7% and 25.7%, respectively.

The valuation allowance on deferred tax assets was approximately $2.1 million at June 30, 2023. We believe that it is more likely than not that the benefit from certain state net operating losses, or “NOLs”, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 5 – EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods ended:

	Three Months ended	Three Months ended
	June 30, 2023	June 30, 2022
Basic EPS
Net loss	$(527,455)	$(501,165)
Weighted average shares	8,613,408	8,576,863
Net loss per share	$(0.06)	$(0.06)
Diluted EPS
Net loss	$(527,455)	$(501,165)
Dilutive effect of stock options	—	—
Weighted average shares	8,613,408	8,576,863
Net loss per share	$(0.06)	$(0.06)

All potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share). For the three months ended June 30 2023 there were potential anti-dilutive stock options and warrants of 667,500 and 25,000. For the three months ended June 30, 2022 there were potential anti-dilutive stock options and warrants of 680,000 and 25,000, none of which were included in the earnings per share calculations above.

NOTE 6 – STOCK-BASED COMPENSATION

The 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, is designed to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 1,250,000 shares of common stock.

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

At June 30, 2023, there were 312,500 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2023	667,500	$1.37	$3,804,625	3.70
Outstanding at June 30, 2023	667,500	$1.37	$4,018,225	3.46
Vested or expected to vest at June 30, 2023	667,500	$1.37	$4,018,225	3.46
Exercisable and vested at June 30, 2023	667,500	$1.37	$4,018,225	3.46

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2023 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	317,500	2.36	$0.46	317,500	$0.46
$2.00-$2.99	350,000	3.91	$2.19	350,000	$2.19
Totals	667,500			667,500

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On June 30, 2023, there were trade accounts receivable balances outstanding from two customers comprising 58% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2023				March 31, 2023
Customer	Dollars		Percent		Dollars		Percent
A		$991,695	33%			$730,514	31%
B	$	*	*	%		$260,177	11%
C		$728,548	25%		$	*	* %
D	$	*	*	%		$265,755	11%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2023	March 31, 2023
Prepaid taxes	$35,505	$9,616
Prepaid insurance	148,592	162,075
Prepaid subscriptions	87,071	120,570
Deposits	21,706	21,706
Employee advances	12,683	4,561
Prepaid advisory fees, other	18,900	30,455
Total	$324,457	$348,983

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	June 30, 2023	March 31, 2023
Land	$110,113	$110,113
Building and improvements	3,293,986	3,293,986
Machinery equipment, furniture, and fixtures	24,846,351	23,018,713
Construction-in-progress	164,681	149,576
Total property, plant, and equipment	28,415,131	26,572,388
Less: accumulated depreciation	(13,038,405)	(12,658,364)
Total property, plant and equipment, net	$15,376,726	$13,914,024

We capitalize interest on borrowings during active construction period for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest capitalized for the three months ended June 30, 2023 was $28,168.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2023	March 31, 2023
Accrued compensation	$1,182,453	$1,257,245
Provision for claims	234,472	256,227
Provision for contract losses	119,124	102,954
Accrued professional fees	234,176	241,195
Accrued project costs	615,213	440,550
Other	167,011	235,014
Total	$2,552,449	$2,533,185

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 – DEBT

Long-term debt included the following as of:	June 30, 2023	March 31, 2023
Stadco Term Loan, at 3.79% interest, due August 2028	$3,053,758	$3,186,495
Ranor Term Loan, at 6.05% interest, due December 2027	2,261,835	2,276,518
Ranor Revolver Loan, at 7.31% interest, due December 2023	2,280,000	650,000
Total debt	$7,595,593	$6,113,013
Less: debt issue costs unamortized	$126,951	$145,712
Total debt, net	$7,468,642	$5,967,301
Less: Current portion of long-term debt	$2,865,387	$1,218,162
Total long-term debt, net	$4,603,255	$4,749,139

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4.0 million. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on June 30, 2023 and March 31, 2023 were $40,649 and $44,482, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021, which was extended to December, 2022.

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

Under the Loan Agreement, Berkshire Bank also makes available to Ranor the Revolver Loan, which has a maximum principal amount available of $5.0 million. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5.0 million or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

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

Under the amended promissory note for the Revolver Loan, the Company can elect to pay interest at the Term SOFR-based rate or an Adjusted Prime Rate, each as defined in the agreement. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. The prior LIBOR-based rate expired on December 20, 2022.

There was approximately $2.3 million outstanding under the Revolver Loan at June 30, 2023. Interest payments made under the Revolver Loan were $29,678 for the three months ended June 30, 2023. The weighted average interest rate at June 30, 2023 and March 31, 2023 was 7.31% and 5.02%, respectively. Unused borrowing capacity at June 30, 2023 and March 31, 2023 was approximately $2.4 million and $4.2 million, respectively.

Unamortized debt issue costs at June 30, 2023 and March 31, 2023 were $86,302 and $101,230, respectively.

Berkshire Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the “Berkshire Loans”, may be accelerated upon the occurrence of an event of default as defined in the Loan Agreement. Upon the occurrence and during the continuance of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of certain other events specified in the Loan Agreement, the unpaid principal amount of the Berkshire Loans together with accrued interest and all other obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision-to-the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, (except for the fiscal quarter ended December 31, 2022, in which case such ratio of Cash Flow to Total Debt Service was to be not less than  1.10 to 1.00), measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

The Borrowers agree to cause their Balance Sheet Leverage to be less than or equal 2.50 to 1.00. For purposes of this covenant, “Balance Sheet Leverage” means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

The Borrowers agree that their combined annual capital expenditures shall not exceed $1.5 million, subject to certain agreed-upon exclusions. Compliance is tested annually.

The Borrowers agree to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. “Loan-to-Value Ratio” means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank, but not more frequently than one time during each 365 day period (provided that Berkshire Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

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

The Company was in compliance with all of the financial covenants at June 30, 2023.

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

The scheduled principal maturities for our total debt for the next five years and thereafter:

2024	$2,886,387
2025	632,251
2026	658,564
2027	686,007
2028	2,624,108
Thereafter	108,276
Total	$7,595,593

NOTE 12 - OTHER NONCURRENT LIABILITIES

The Company purchased new equipment in fiscal 2022 for contract project work with a certain customer. Under an addendum to the contract purchase orders, that customer agreed to reimburse the Company for the cost of the new equipment. We received the first payment in January 2022 and two additional payments in April 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. Customer payments received of $1.7 million in fiscal 2024 are recorded as a noncurrent liability in the condensed consolidated balance sheets.

Stadco entered into the Payment Agreement with the Department of Water and Power of the City of Los Angeles (the “LADWP”) to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of June 30, 2023 and March 31, 2023 for $0.2 million and $1.4 million, and $0.2 million, and $1.5 million, respectively.

NOTE 13 – LEASES

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	June 30, 2023	March 31, 2023
Finance lease:
Right of use asset – operating lease	$6,629,396	$6,629,396
Right of use asset – finance leases	65,016	65,016
Amortization	(1,201,908)	(1,033,474)
Right of use asset, net	$5,492,504	$5,660,938
Lease liability – operating lease	$5,648,643	$5,819,365
Lease liability – finance leases	30,146	36,336
Total lease liability	$5,678,789	$5,855,701

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2023	June 30, 2022
Operating lease amortization	$164,101	$158,071
Finance lease amortization	$4,333	$6,300
Finance lease interest	$281	$544

Weighted average lease term and discount rate at:	June 30, 2023	June 30, 2022
Lease term (years) – operating lease	7.00	8.00
Lease term (years) – finance lease	2.40	2.70
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	4.5%	3.7%

Supplemental cash flow information related to leases for the three months ended:	June 30, 2023	June 30, 2022
Cash used in operating activities	$234,700	$193,393
Cash used in financing activities	$6,191	$16,860

Maturities of lease liabilities at June 30, 2023 for the next five years and thereafter:

2024	$952,880
2025	948,701
2026	946,226
2027	938,802
2028	938,802
Thereafter	1,876,899
Total lease payments	$6,602,310
Less: imputed interest	923,521
Total	$5,678,789

NOTE 14 - COMMITMENTS

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2023 for future executive salaries and bonus was approximately $0.6 million. The aggregate commitment at June 30, 2023 for accrued payroll, vacation and holiday pay was approximately $1.0 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $21,543 and $22,123 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 15 – SEGMENT INFORMATION

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

	Three Months Ended June 30,
	2023	2022
Ranor	$4,499,097	$4,725,931
Stadco	2,967,133	2,350,426
Eliminate intersegment revenue	(94,990)	—
Net sales from external customers	7,371,240	7,076,357
Ranor operating income	875,465	1,435,674
Stadco operating loss	(904,524)	(1,458,791)
Corporate and unallocated (1)	(550,741)	(534,892)
Total operating loss	(579,800)	(558,009)
Other (expense) income	1	(33,225)
Interest expense	(94,086)	(83,645)
Consolidated loss before income taxes	$(673,885)	$(674,879)
Depreciation and amortization:
Ranor	$131,135	$131,600
Stadco	428,600	453,761
Totals	$559,735	$585,361
Capital expenditures
Ranor	$1,854,002	$62,233
Stadco	—	141,748
Totals	$1,854,002	$203,981

(1) Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments. Prior period segment data is revised to reflect current period updates to unallocated corporate administrative expense.

NOTE 16 – SUBSEQUENT EVENTS

On July 13, 2023, Thomas Sammons, our previous CFO, exercised options to purchase 125,000 shares of the Company’s common stock, pursuant to option awards previously granted under the Company’s 2016 Long-Term Incentive Plan. The options were exercised as a cashless transaction and resulted in the delivery of 109,024 shares of common stock on July 13, 2023.

On July 14, 2023, Thomas Sammons, retired from service as Chief Financial Officer of the Company. He is continuing to serve the Company as a non-executive employee, which he and the Company expect will continue for a limited period of time, to assist with transition efforts. Thereafter, the Company expects that it may enter into a consultancy agreement with Mr. Sammons under which he will agree to provide consulting services to the Company as an independent contractor, primarily to continue ensuring an orderly transition of his former duties to the new chief financial officer.

On July 17, 2023, the Company entered into an Employment Agreement with Barbara M. Lilley, with an effective date as of July 14, 2023 which governs Ms. Lilley’s employment as Chief Financial Officer of the Company. Pursuant to the Employment Agreement, Ms. Lilley will: (i) receive an annual base salary of $200,000; and (ii) receive a grant of 15,000 restricted shares of the Company’s common stock pursuant to the 2016 Plan.

On August 3, 2023 the Company issued 15,000 restricted shares of the Company’s common stock to Ms. Lilley, consistent with the terms of the employment agreement. Provided that she remains employed by the Company from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the Effective Date.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside our control: including health emergencies, like epidemics or pandemics, the Russia – Ukraine conflict, price inflation, interest rates increases, and supply chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;

●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates, and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Overview

Contract Manufacturing

Through our two wholly owned subsidiaries, Ranor and Stadco, each of which is a reportable segment, we offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting, and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the three months ended June 30, 2023.

New Accounting Standards

See Note  2, Basis of Presentation and Significant Accounting Policies, in the Notes to the Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements”, for a discussion of recently adopted new accounting guidance.

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

We evaluate the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations, such as refundable employee retention tax credits.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments. Prior period segment data is revised to reflect new allocations. Prior period Selling, General and Administrative, or “SG&A”, segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Three Months Ended June 30, 2023 and 2022

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	June 30, 2023		June 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net sales
Ranor	$4,499	61%	$4,726	67%	$(227)	(5)%
Stadco	2,967	40%	2,350	33%	617	26%
Intersegment elimination	(95)	(1)%	—	—%	(95)	nm %
Consolidated Net sales	$7,371	100%	$7,076	100%	$295	4%
Cost of sales
Ranor	$3,122	43%	$2,886	41%	$236	8%
Stadco	3,555	48%	3,373	48%	182	5%
Consolidated Cost of sales	$6,677	91%	$6,259	89%	$418	7%
Gross profit
Ranor	$1,282	17%	$1,840	26%	$(558)	(30)%
Stadco	(588)	(8)%	(1,023)	(14)%	435	43%
Consolidated Gross profit	$694	9%	$817	12%	$(123)	(15)%

nm - not meaningful

Net Sales

Consolidated - Net sales were $7.4 million for the three months ended June 30, 2023, or 4% higher when compared to consolidated net sales of $7.1 million for the three months ended June 30, 2022. Net sales increased by $0.6 million at Stadco offset by a decrease of $0.2 million at Ranor. Net sales to precision industrial markets for Stadco increased by $0.5 million.

Ranor – Net sales were $4.5 million for the three months ended June 30, 2023, a decrease of $0.2 million or 5% lower when compared to the same prior year period. Revenue recognized in the first quarter of fiscal 2024 changed because of a different proportionate mix of projects. We realized fewer direct labor hours in the first quarter with a slight decrease in average price. The defense backlog for Ranor remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs, continue to flow down from our existing customer base of prime defense contractors. The backlog at Ranor on June 30, 2023 was $21.8 million.

Stadco - Net sales were $3.0 million for the three months ended June 30, 2023 compared with net sales of $2.4 million for the three months ended June 30, 2022, an increase of $0.6 million, or 26%. We made better progress on new projects where revenue is recognized over time. The increase was driven by an increase in the average price, offset in part by a decline in labor hours. Our defense backlog for Stadco remains strong with orders for components related to a variety of programs, including components for heavy lift helicopters. Stadco’s backlog was $24.5 million as of June 30, 2023.

Gross Profit and Gross Margin

Consolidated – Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended June 30, 2023, was $6.7 million, or 7% higher when compared to the three months ended June 30, 2022. The increase in cost of sales was primarily the result of under-absorbed overhead at Stadco and a less favorable project mix at Ranor. As a result, gross profit decreased by $0.1 million, or 15% when compared to the same period a year ago. Gross margin for the three months ended June 30, 2023 was 9.4% compared to 11.5% in the same period a year ago.

Ranor – Gross profit decreased by $0.6 million or 30% due primarily to lower revenue on a less favorable project mix in the first quarter of fiscal 2024. Factory overhead added to our work-in-progress was also less than the overhead applied in the prior-year first quarter. As such, the gross margin was lower in the first quarter of fiscal 2024. Notwithstanding the above, our project backlog remains strong with profitable business.

Stadco – Gross profit and gross margin were negative for the three months ended June 30, 2023, but our losses narrowed when compared to the three months ended June 30, 2022. Production issues related to equipment down-time were resolved in the first quarter of fiscal 2024. Losses at Stadco narrowed year over year on improved overall margins on projects, partially offset by increased under-absorbed factory overhead. With continued revenue growth, we should see gradual improvement in gross profit and gross margin.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2023		June 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$406	6%	$404	5%	$2	—%
Stadco	317	4%	436	6%	(119)	(27)%
Corporate and unallocated	551	7%	535	8%	16	3%
Consolidated SG&A	$1,274	17%	$1,375	19%	$(101)	(7)%

June 30, 2022 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated – Total selling, general and administrative expenses for the three months ended June 30, 2023, decreased by approximately $101,000, or 7%. Ranor and corporate expense increased slightly but was more than offset by lower Stadco SG&A due to staff reductions.

Ranor – An increase in compensation and payroll taxes of approximately $23,000 more than offset a decrease in outside advisory fees and office costs of $21,000 for the comparable three-month periods.

Stadco – SG&A expense for the three months ended June 30, 2023, decreased by approximately $119,000. The SG&A expenses for compensation and office costs decreased by approximately $145,000 due to staff reductions, offset in part by an increase in outside advisory services of approximately $26,000.

Corporate and unallocated – SG&A increased by approximately $16,000, due primarily to the increased expenditures for insurance, outside services for software upgrades, and business taxes, which more than offset a reduction in stock-based compensation.

Operating (loss) income

	June 30, 2023		June 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$876	12%	$1,436	19%	$(560)	(39)%
Stadco	(905)	(12)%	(1,459)	(21)%	554	38%
Corporate and unallocated	(551)	(8)%	(535)	(6)%	(16)	(3)%
Operating loss	$(580)	(8)%	$(558)	(8)%	$(22)	(4)%

Consolidated – As a result of the foregoing, for the three months ended June 30, 2023, we reported an operating loss of $0.6 million, only slightly higher than the operating loss for the three months ended June 30, 2022. Operating income at Ranor was not enough to offset operating losses at Stadco due primarily to unfavorable throughput and unabsorbed overhead.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to lower revenue and unabsorbed overhead.

Stadco – Operating losses narrowed as certain projects with production issues, including equipment downtime, were resolved. Despite the better throughput, we recorded an operating loss in the first quarter.

Corporate and unallocated – SG&A increased by approximately $16,000, due primarily to the increased expenditures for insurance, outside services for software upgrades, and business taxes, which more than offset a reduction in stock-based compensation.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	June 30, 2023	June 30, 2022	$ Change	% Change
Other income (expense), net	$1	$(33,225)	$33,224	nm %
Interest expense	$(75,325)	$(70,246)	$(5,079)	(7)%
Amortization of debt issue costs	$(18,761)	$(13,399)	$(5,362)	(40)%

Interest expense was slightly higher when compared with the three months ended June 30, 2022. Interest expense increased slightly year over year under the term loans. Interest expense increased by $33,248 due to higher amounts borrowed under the Revolver Loan (as defined below), but that amount was almost entirely offset by capitalized interest of $28,168. We expect any future interest expense increases will correlate directly with the borrowing levels under the Revolver Loan.

Amortization of debt issue costs for the three months ended June 30, 2023 were higher when compared to three months ended June 30, 2022. New amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Other expense, net, in the table above, for the three months ended June 30, 2022, includes an expense accrual for contingent consideration of $33,474 in connection with the Stadco acquisition that was settled in fiscal 2023.

Income Taxes

For the three months ended June 30, 2023, the Company recorded a tax benefit $146,430, compared with a tax benefit of $173,714 for the three months ended June 30, 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at June 30, 2023 was approximately $2.1 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2023, we recorded a net loss of $527,455, or $0.06 per share basic and fully diluted, compared with a net loss of $501,165, or $0.06 per share basic and fully diluted for the three months ended June 30, 2022.

Liquidity and Capital Resources

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the three months ended June 30, 2023 we reported a net loss of $527,455.

The Company is the borrower under the amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. There was $7.6 million outstanding under the agreement on June 30, 2023. The Company has determined it is in compliance with the debt covenants as of June 30, 2023. However, it is probable that the Company will not be in compliance with the debt covenants at subsequent compliance dates, in which case the Company will request a waiver from the lender.

Without such a waiver, the lender would have the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to decline to grant us a waiver and instead demand repayment, we would need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must mitigate our recurring operating losses at our Stadco subsidiary. We must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, so our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco and expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had $2.7 million in total available liquidity, consisting of $0.3 million in cash and cash equivalents, and $2.4 million in undrawn capacity under our Revolver Loan. At of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our Revolver Loan.

There was $2.3 million outstanding under the Revolver Loan at June 30, 2023, as the Company borrowed more at higher rates to finance working capital requirements. Interest payments made under the Revolver Loan were $29,678 for the three months ended June 30, 2023. The weighted average interest rate at June 30, 2023 was 7.31%.

At June 30, 2023 our working capital was $4.9 million, a decrease compared to $5.6 million at March 31, 2023.

The table below presents selected liquidity and capital measures at the fiscal years ended:

	June 30,	March 31,	Change
(dollars in thousands)	2023	2023	Amount
Cash and cash equivalents	$272	$534	$(262)
Working capital	$4,935	$5,559	$(624)
Total debt	$7,596	$6,113	$1,483
Total stockholders’ equity	$14,067	$14,594	$(527)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	June 30,	June 30,	Change
(dollars in thousands)	2023	2022	Amount
Operating activities	$115	$1,448	$(1,333)
Investing activities	(1,854)	(763)	(1,091)
Financing activities	1,476	(1,164)	2,640
Net decrease in cash	$(263)	$(479)	$216

Operating activities

Apart from our loan facilities, our primary sources of cash are from accounts receivable collections. Our customers make advance payments and progress payments under the terms of each manufacturing contract. The composition of our accounts receivable collections mix changes between advance payments and customer payments made after shipment of finished goods. Our cash flows can fluctuate significantly from period to period as we mark progress with customer projects and the timing of progress payments.

Cash provided by operating activities for the three months ended June 30, 2023 was approximately $115,000. Cash provided by operating activities included reimbursements under a certain customer project program and was almost entirely offset by payments for obligations for goods and services that had been acquired on open account from suppliers.

Cash provided by operating activities for the three months ended June 30, 2022, was approximately $1.4 million, as operating cash inflows exceeded outflows as work on new projects commenced and customer cash advances and collections increased. Our fiscal 2023 first quarter was marked by favorable project performance progress and delivery schedules that led to timely customer payments.

Investing activities

For the three months ended June 30, 2023, we invested $1.9 million in new factory machinery and equipment, primarily for the installation and construction of equipment for contract project work with a certain customer at our Ranor segment.

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

Financing activities

For the three months ended June 30, 2023 we drew down $4.5 million of proceeds under the Revolver Loan and repaid $2.9 million during the same period. We also used approximately $154,000 of cash to pay down debt principal and make periodic lease payments.

We drew down $1.8 million of proceeds under our Revolver Loan during the three months ended June 30, 2022 and repaid $2.8 million during the same period. We also used approximately $177,000 of cash to make periodic lease payments and pay off certain lease and debt obligations.

All of the above activity resulted in a net decrease in cash of $262,556 for the three months ended June 30, 2023 compared with a net decrease in cash of $478,501 for the three months ended June 30, 2022.

Berkshire Bank Loans

On August 25, 2021, the Company entered into the Loan Agreement. Under the Loan Agreement, Berkshire Bank continues as lender of the “Ranor Term Loan”, as defined below, and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

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

Payments for the original Ranor Term Loan began on January 20, 2017, and until the facility was amended in December 2022, the Company paid monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum. Since the effectiveness of the most recent amendment in December 2022, the Company now makes monthly installment payments of $16,601 each, inclusive of interest at a fixed rate of 6.05% per annum. All outstanding principal and accrued interest is due and payable on the maturity date of December 15, 2027.

Under the Loan Agreement, Berkshire Bank also makes available to Ranor the Revolver Loan, which has a maximum principal amount available of $5.0 million. There was approximately $2.3 million and $650,000 outstanding under the Revolver Loan at June 30, 2023 and March 31, 2023, respectively. The maturity date of the Revolver Loan is December 20, 2023.

Under the amended promissory note for the Revolver Loan, the Company can elect to pay interest at the Term SOFR-based rate or an Adjusted Prime Rate, each determined and defined according to the terms of the agreement. The prior LIBOR-based rate expired on December 20, 2022.

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

Additionally, the Company agreed to cause its Balance Sheet Leverage to be less than or equal 2.50 to 1.00. Compliance with this covenant is tested quarterly, as of the last day of each fiscal quarter. For purposes of the covenant, “Balance Sheet Leverage” means, at any date of determination, the ratio of the Company’s (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt. The Company also agreed that its combined annual capital expenditures will not exceed $1.5 million, subject to certain exclusions discussed below. Compliance is tested annually.

Finally, the Company agreed to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. For purposes of the covenant, “Loan-to-Value Ratio” means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by Berkshire Bank.

At March 31, 2023, the Company was in violation of the Loan Agreement as it exceeded the capital expenditure limit of $1.5 million as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures. The Company was otherwise in compliance with all the financial covenants on June 30, 2023 and March 31, 2023.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on June 30, 2023:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.6 million, with $2.0 million due as a balloon payment in December 2027. In addition, approximately $0.6 to $0.7 million is due annually for each of the next five years.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $5.7 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $6.6 million for buildings through 2030, with approximately $0.9 million due annually for each of the next seven years.

There are no off-balance sheet arrangements as of June 30, 2023.

EBITDA Non-GAAP Financial Measure

To complement our condensed consolidated statements of operations and condensed consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net loss is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management, and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $0.5 million for the three months ended June 30, 2023 and 2022. EBITDA, a non-GAAP financial measure, was negative for the three months ended June 30, 2023 and 2022. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the three months ended:

	June 30,	June 30,	Change
(Dollars in thousands)	2023	2022	Amount
Net loss	$(527)	$(501)	$(26)
Income tax benefit	(146)	(174)	28
Interest expense (1)	94	84	10
Depreciation and amortization	560	585	(25)
EBITDA	$(19)	$(6)	$(13)
(1)	Includes amortization of debt issue costs.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified two material weaknesses in our internal control over financial reporting as of March 31, 2023, which still existed at June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, management identified the following material weaknesses:

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
2)	we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. Because of this material weakness, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Notwithstanding the material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Plan

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weaknesses, which we currently believe will be primarily through the development and implementation of new procedures, policies, processes, including revising the precision level of management review controls and gaining additional assurance regarding timely completion of our quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

Our remediation plan will require that, going forward, management will utilize a valuation specialist with the requisite knowledge to perform all required valuations for all acquisitions of businesses, and utilize a tax specialist with the requisite knowledge to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 1A.  Risk Factors

We have listed below, as well as under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”), supplemented by the disclosure below, a number of risks that may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information elsewhere in this Quarterly Report on Form 10-Q. These risks do not constitute all the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks.

We believe it is probable that we will be in breach of certain of the covenants under our loan agreement with Berkshire Bank within the next 12 months, which raises substantial doubt about our ability to continue as a going concern.

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement with Berkshire Bank (the “Loan Agreement”). The Company has determined it is in compliance with the financial covenants in the Loan Agreement as of June 30, 2023. However, our management believes it is probable that the Company will not be in compliance with these financial covenants at September 30, 2023. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order to satisfy the financial covenants in the Loan Agreement, we must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process so our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs and capital spending to enhance liquidity. There can be no assurance that we will be successful in these efforts. If we are unable to achieve compliance with the financial covenants in the Loan Agreement by making operational changes to our business, then we might alternatively seek waivers or forbearances from our lender prior to any covenant violation or raise additional funds in one or more equity financing transactions. Any covenant waiver or forbearance may lead to increased costs, increased interest rates, additional restrictive covenants and the imposition of other lender protections that impact us negatively. There can be no assurance that we would be able to obtain waivers or forbearances in a timely manner, on acceptable terms, or at all. Alternatively, the terms of any equity financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional shares of our common stock, or securities convertible into shares of our common stock, would also dilute all of our stockholders.

There was $7.6 million outstanding under the Loan Agreement on June 30, 2023. If we are unable to achieve compliance with the covenants in the Loan Agreement and unable to obtain a waiver or forbearance from our lender, any such default would allow the lender to accelerate this debt sooner than the applicable maturity dates. In the event that the lender accelerates the repayment of this indebtedness during the next 12 months as the result of one or more breaches of covenant, we do not expect to have funds available to repay these amounts in full, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. The consequences of any default, waiver or forbearance, or the securing of additional equity financing, could materially and adversely affect our business, financial condition, and results of operations.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Employment Agreement, dated July 17, 2023, between TechPrecision Corporation and Barbara M. Lilley.	8-K	000-51378	July 21, 2023	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

August 21, 2023	By:	/s/ Barbara M. Lilley
Barbara M. Lilley
Chief Financial Officer