Form 10-Q
period 2023-09-30
TECHPRECISION CORP
filed 2023-11-20
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of November 10, 2023, was 8,762,432.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$138,206	$534,474
Accounts receivable, net	3,020,723	2,336,481
Contract assets	8,096,608	8,947,811
Raw materials	1,925,085	1,692,852
Work-in-process	866,848	719,736
Other current assets	466,245	348,983
Total current assets	14,513,715	14,580,337
Property, plant and equipment, net	15,764,677	13,914,024
Right-of-use asset, net	5,322,118	5,660,938
Deferred income taxes	2,254,314	1,931,186
Other noncurrent assets, net	121,256	121,256
Total assets	$37,976,080	$36,207,741
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,607,001	$2,224,320
Accrued expenses	2,785,839	2,533,185
Contract liabilities	3,180,681	2,333,591
Current portion of long-term lease liability	721,623	711,727
Current portion of long-term debt, net	6,958,395	1,218,162
Total current liabilities	15,253,539	9,020,985
Long-term debt, net	—	4,749,139
Long-term lease liability	4,780,155	5,143,974
Other noncurrent liability	4,428,812	2,699,492
Total liabilities	24,462,506	21,613,590
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: 50,000,000; Shares issued and outstanding: 8,737,432 at September 30, 2023 and 8,613,408 at March 31, 2023	874	861
Additional paid in capital	14,924,927	14,949,729
Accumulated deficit	(1,412,227)	(356,439)
Total stockholders’ equity	13,513,574	14,594,151
Total liabilities and stockholders’ equity	$37,976,080	$36,207,741

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales	$7,970,086	$8,522,647	$15,341,326	$15,599,004
Cost of sales	6,935,271	6,782,975	13,612,362	13,042,114
Gross profit	1,034,815	1,739,672	1,728,964	2,556,890
Selling, general and administrative	1,632,168	1,827,095	2,906,117	3,202,322
Loss from operations	(597,353)	(87,423)	(1,177,153)	(645,432)
Other income	40,875	73,561	40,876	40,336
Interest expense	(148,553)	(83,730)	(242,639)	(167,375)
Refundable employee retention tax credits	—	624,045	—	624,045
Total other (expense) income	(107,678)	613,876	(201,763)	497,006
(Loss) income before income taxes	(705,031)	526,453	(1,378,916)	(148,426)
Income tax (benefit) expense	(176,698)	135,509	(323,128)	(38,205)
Net (loss) income	$(528,333)	$390,944	$(1,055,788)	$(110,221)
Net (loss) earnings per share basic	$(0.06)	$0.05	$(0.12)	$(0.01)
Net (loss) earnings per share diluted	$(0.06)	$0.04	$(0.12)	$(0.01)
Weighted average shares outstanding - basic	8,720,603	8,584,510	8,667,298	8,580,707
Weighted average shares outstanding - diluted	8,720,603	8,998,195	8,667,298	8,580,707

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Retained
	Common		Additional	Earnings	Total
	Stock	Par	Paid in	(Accumulated	Stockholders’
	Outstanding	Value	Capital	Deficit)	Equity
Balance March 31, 2022	8,576,863	$858	$14,640,343	$622,567	$15,263,768
Stock based compensation	—	—	52,107	—	52,107
Net loss	—	—	—	(501,165)	(501,165)
Balance June 30, 2022	8,576,863	$858	$14,692,450	$121,402	$14,814,710
Stock-based compensation	—	—	46,539	—	46,539
Stock issued for contingent consideration	9,127	1	56,309	—	56,310
Stock award nonemployee directors	25,000	2	143,998	—	144,000
Net income	—	—	—	390,944	390,944
Balance September 30, 2022	8,610,990	$861	$14,939,296	$512,346	$15,452,503

Balance March 31, 2023	8,613,408	$861	$14,949,729	$(356,439)	$14,594,151
Net loss	—	—	—	(527,455)	(527,455)
Balance June 30, 2023	8,613,408	$861	$14,949,729	$(883,894)	$14,066,696
Stock issued for exercised options	109,024	11	(11)	—	—
Stock used for tax withholding at exercise	—	—	(34,013)	—	(34,013)
Restricted stock award	15,000	2	(2)	—	—
Stock-based compensation	—	—	9,224	—	9,224
Net loss	—	—	—	(528,333)	(528,333)
Balance September 30, 2023	8,737,432	$874	14,924,927	$(1,412,227)	$13,513,574

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,055,788)	$(110,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,128,059	1,116,602
Amortization of debt issue costs	37,475	26,747
Stock-based compensation expense	9,224	298,957
Change in contract loss provision	(43,049)	(26,628)
Deferred income taxes	(323,128)	(38,205)
Gain on disposal of fixed assets	(40,399)	—
Change in fair value for contingent consideration	—	63,436
Changes in operating assets and liabilities:
Accounts receivable	(684,242)	968,829
Contract assets	851,203	(869,853)
Work-in-process and raw materials	(379,345)	(281,929)
Other current assets	(117,262)	411,770
Accounts payable	(617,319)	272,554
Accrued expenses	(84,182)	(1,243,082)
Contract liabilities	847,090	41,086
Other noncurrent liabilities	1,729,320	993,203
Net cash provided by operating activities	1,257,657	1,623,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance claim on fixed assets	61,944	—
Fixed asset deposit	—	(574,143)
Purchases of property, plant and equipment	(2,658,937)	(499,341)
Net cash used in investing activities	(2,596,993)	(1,073,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	—	(18,862)
Revolver loan payments and borrowings, net	1,250,000	(1,012,002)
Payments of principal for leases	(10,552)	(25,820)
Repayments of long-term debt	(296,380)	(309,853)
Net cash provided by (used in) financing activities	943,068	(1,366,537)
Net decrease in cash and cash equivalents	(396,268)	(816,755)
Cash and cash equivalents, beginning of period	534,474	1,052,139
Cash and cash equivalents, end of period	$138,206	$235,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$201,388	$135,041

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH INVESTING AND FINANCING TRANSACTIONS:

On July 13, 2023, our former CFO exercised an option to purchase 125,000 shares of the Company’s common stock pursuant to option awards previously granted under the 2016 Plan. The option was exercised as a cashless net settlement transaction and resulted in the delivery of 109,024 shares of common stock on July 13, 2023.

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

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets, primarily defense and aerospace, and secondarily precision industrial. All our operations and customers are in the United States, or “U.S.”.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended September 30, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. On February 23, 2023, the Company effected a one-for-four reverse stock split with respect to the issued and outstanding shares of TechPrecision common stock. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the six months ended September 30, 2023 we reported a net loss ($1,055,788).

As of September 30, 2023, we had $3.2 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and $3.1 million in undrawn capacity under our revolver loan. As of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our revolver loan.

The Company is the borrower under the Loan Agreement (as defined below; see Note 11 – Debt). There was $7.1 million outstanding under the agreement on September 30, 2023. The maturity date of the revolver loan under the loan agreement is December 20, 2023.

The Company was not in compliance with certain of the financial covenants at September 30, 2023 and has requested a waiver from Berkshire Bank, the lender, but has not yet received approval from the bank. Under the terms of the loan agreement, the bank has the right to demand repayment. If the lender demands repayment the Company will be unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. Also, it is probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As such, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to decline to grant us a waiver and instead demand repayment, we would need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from our current lender, amending our facility or entering into one or more alternative facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must mitigate our recurring operating losses at our Stadco subsidiary. We must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, so our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the current violation of debt covenants, and the expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern within one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

The condensed consolidated financial statements for the six months ended September 30, 2023 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants and its ability to grow revenue and reduce costs at Stadco. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in these ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard was effective for fiscal years beginning after December 15, 2022. The adoption of this ASU on April 1, 2023 did not have a significant impact on the Company’s condensed financial statements and disclosures.

NOTE 3 – REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations can be between three and thirty-six months. Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an inputs methodology based on estimated labor hours to measure performance progress. This model best depicts the transfer of control to the customer. The Company’s contract portfolio is comprised of fixed-price contracts and provides for product-type sales only. The following table presents net sales on a disaggregated basis by market and contract type:

Net Sales by market	Defense	Industrial	Totals
Three months ended September 30, 2023	$7,959,628	$10,458	$7,970,086
Three months ended September 30, 2022	$8,385,441	$137,206	$8,522,647
Six months ended September 30, 2023	$15,159,032	$182,294	$15,341,326
Six months ended September 30, 2022	$15,226,365	$372,639	$15,599,004

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2023	$7,413,656	$556,430	$7,970,086
Three months ended September 30, 2022	$8,219,139	$303,508	$8,522,647
Six months ended September 30, 2023	$14,347,460	$993,866	$15,341,326
Six months ended September 30, 2022	$14,841,232	$757,772	$15,599,004

As of September 30, 2023, the Company had $44.6 million of remaining performance obligations, of which $38.3 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended				Three months ended			Six months ended				Six months ended
	September 30, 2023				September 30, 2022			September 30, 2023				September 30, 2022
Customer	Amount		Percent		Amount		Percent	Amount		Percent		Amount		Percent
A		$2,560,204	32%			$1,438,049	17%		$4,845,478	32%			$2,734,436	18%
B		$999,540	13%		$	*	* %		$1,742,776	11%		$	*	* %
C	$	*	*	%		$1,614,929	19%	$	*	*	%		$3,378,520	22%
D	$	*	*	%		$1,971,441	23%	$	*	*	%		$3,043,315	20%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the six months ended September 30, 2023, we recognized revenue of approximately $1.2 million related to our contract liabilities at April 1, 2023. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
September 30, 2023	$20,183,772	$(12,087,164)	$8,096,608
March 31, 2023	$19,485,914	$(10,538,103)	$8,947,811

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. We recorded an income tax benefit for the three ($176,698) and six months ($323,128) ended September 30, 2023. For the three months ended September 30, 2022, we recorded income tax expense of $135,509, and for the six months ended September 30, 2022 we recorded an income tax benefit ($38,205). The Company’s effective tax rate for the six months ended September 30, 2023 and 2022 was 23.4% and 25.7%, respectively.

The valuation allowance on deferred tax assets was approximately $2.1 million at September 30, 2023. We believe that it is more likely than not that the benefit from certain state net operating losses, or “NOLs”, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 5 – EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods ended:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic EPS
Net (loss) income	$(528,333)	$390,944	$(1,055,788)	$(110,221)
Weighted average shares	8,720,603	8,584,510	8,667,298	8,580,707
Net (loss) earnings per share	$(0.06)	$0.05	$(0.12)	$(0.01)
Diluted EPS
Net (loss) income	$(528,333)	$390,944	$(1,055,788)	$(110,221)
Dilutive effect of stock options	—	413,685	—	—
Weighted average shares	8,720,603	8,998,195	8,667,298	8,580,707
Net (loss) earnings per share	$(0.06)	$0.04	$(0.12)	$(0.01)

All potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share). For the three months and six months ended September 30, 2023 there were potential anti-dilutive stock options and warrants of 567,500, none of which were included in the earnings per share calculations above. For the six months ended September 30, 2022, there were potential anti-dilutive stock options and warrants of 417,124, none of which were included in the earnings per share calculations above.

NOTE 6 – STOCK-BASED COMPENSATION

The 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, is designed to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 1,250,000 shares of common stock.

On July 13, 2023, our former CFO exercised an option to purchase 125,000 shares of the Company’s common stock pursuant to option awards previously granted under the 2016 Plan. The option was exercised as a cashless net settlement transaction and resulted in the delivery of 109,024 shares of common stock on July 13, 2023.

The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2023	667,500	$1.37	$3,804,625	3.70
Exercised	(125,000)	$0.68	846,250	—
Outstanding at September 30, 2023	542,500	$1.53	$3,108,950	3.63
Vested or expected to vest at September 30, 2023	542,500	$1.53	$3,108,950	3.63
Exercisable and vested at September 30, 2023	542,500	$1.53	$3,108,950	3.63

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at September 30, 2023 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	192,500	1.87	$0.32	192,500	$0.32
$2.00-$2.99	350,000	3.66	$2.19	350,000	$2.19
Totals	542,500			542,500

On August 3, 2023 the Company issued 15,000 restricted shares of the Company’s common stock to the Company’s new CFO. Under the terms of the employment agreement, provided she remains employed by the Company from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023.

At September 30, 2023, there were 297,500 shares available for grant under the 2016 Plan.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On September 30, 2023, there were trade accounts receivable balances outstanding from three customers comprising 56% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers which accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2023			March 31, 2023
Customer	Dollars		Percent	Dollars		Percent
A		$809,255	28%		$730,514	31%
B	$	*	* %		$260,177	11%
C		$448,127	15%	$	*	* %
D	$	*	* %		$265,755	11%
E		$375,811	13%	$	*	* %

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	September 30, 2023	March 31, 2023
Prepaid taxes	$80,028	$9,616
Prepaid insurance	143,928	162,075
Prepaid subscriptions	182,668	120,570
Deposits	21,706	21,706
Employee advances	16,163	4,561
Prepaid advisory fees, other	21,752	30,455
Total	$466,245	$348,983

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	September 30, 2023	March 31, 2023
Land	$110,113	$110,113
Building and improvements	3,293,986	3,293,986
Machinery equipment, furniture, and fixtures	25,671,848	23,018,713
Construction-in-progress	114,990	149,576
Total property, plant, and equipment	29,190,937	26,572,388
Less: accumulated depreciation and amortization	(13,426,260)	(12,658,364)
Total property, plant and equipment, net	$15,764,677	$13,914,024

We capitalize interest on borrowings during active construction periods for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest capitalized for the six months ended September 30, 2023 was $14,455.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	September 30, 2023	March 31, 2023
Accrued compensation	$1,203,466	$1,257,245
Provision for claims	234,472	256,227
Provision for contract losses	148,503	102,954
Accrued professional fees	487,631	241,195
Accrued project costs	558,010	440,550
Other	153,757	235,014
Total	$2,785,839	$2,533,185

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 – DEBT

Long-term debt included the following as of:	September 30, 2023	March 31, 2023
Stadco Term Loan, at 3.79% interest, due August 2028	$2,919,712	$3,186,495
Ranor Term Loan, at 6.05% interest, due December 2027	2,246,920	2,276,518
Ranor Revolver Loan, at 7.69% interest, due December 2023	1,900,000	650,000
Total debt	$7,066,632	$6,113,013
Less: debt issue costs unamortized	$108,237	$145,712
Total debt, net	$6,958,395	$5,967,301
Less: Current portion of long-term debt	$6,958,395	$1,218,162
Total long-term debt, net	$—	$4,749,139

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank will provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4.0 million. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

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

Unamortized debt issue costs on September 30, 2023 and March 31, 2023 were $36,945 and $44,482, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19,260 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021, which was extended to December 20, 2022.

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, the Amendment, among other things (i) extends the maturity date of the Ranor Term Loan to December 15, 2027, (ii) extends the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with the Secured Overnight Financing Rate, or “SOFR”, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0.

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

There was approximately $1.9 million outstanding under the Revolver Loan at September 30, 2023. Interest paid and accrued under the Revolver Loan was $83,182 for the six months ended September 30, 2023. The weighted average interest rate for the first six months of fiscal 2024 was 7.46%. Unused borrowing capacity at September 30, 2023 and March 31, 2023 was approximately $3.1 million and $4.2 million, respectively.

Unamortized debt issue costs at September 30, 2023 and March 31, 2023 were $71,292 and $101,230, respectively.

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

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision-to-the Total Debt Service of TechPrecision of not less than 1.20 to 1.00 (except for the fiscal quarter ended December 31, 2022, in which case such ratio of Cash Flow to Total Debt Service was to be not less than 1.10 to 1.00), measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

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

The Company was not in compliance with the debt service coverage ratio covenant at September 30, 2023 and has requested a waiver from Berkshire Bank, the lender. Also, it is probable that the Company will not be in compliance with the debt covenants at subsequent measurement dates. As such, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

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

NOTE 12 - OTHER NONCURRENT LIABILITIES

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company’s incurs construction costs. We received the first payment in January 2022, with additional payments received during fiscal 2023 and the six months ended September 30, 2023. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount was included in the Company’s balance sheet as a noncurrent liability as of September 30, 2023 and March 31, 2023 for $3.1 million and $1.2 million, respectively. In September 2023, the Company agreed to and signed another addendum for additional equipment upgrades.

Stadco entered into the Payment Agreement with the Department of Water and Power of the City of Los Angeles (the “LADWP”) to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of September 30, 2023 and March 31, 2023 for $0.2 million and $1.4 million, and $0.2 million, and $1.5 million, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	September 30, 2023	March 31, 2023
Finance lease:
Right of use asset – operating lease	$6,629,396	$6,629,396
Right of use asset – finance leases	65,016	65,016
Amortization	(1,372,294)	(1,033,474)
Right of use asset, net	$5,322,118	$5,660,938
Lease liability – operating lease	$5,475,993	$5,819,365
Lease liability – finance leases	25,785	36,336
Total lease liability	$5,501,778	$5,855,701

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the six months ended:	September 30, 2023	September 30, 2022
Operating lease amortization	$330,130	$317,529
Finance lease amortization	$8,690	$11,411
Finance lease interest	$496	$544

Weighted average lease term and discount rate at:	September 30, 2023	September 30, 2022
Lease term (years) – operating lease	6.75	7.75
Lease term (years) – finance lease	2.15	2.66
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	4.5%	3.7%

Supplemental cash flow information related to leases for the six months ended:	September 30, 2023	September 30, 2022
Cash used in operating activities	$469,401	$386,786
Cash used in financing activities	$10,552	$25,820

Maturities of lease liabilities at September 30, 2023 for the next five years and thereafter:

2024	$950,791
2025	948,701
2026	943,751
2027	938,802
2028	938,802
Thereafter	1,642,902
Total lease payments	$6,363,749
Less: imputed interest	861,971
Total	$5,501,778

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2023 for future executive salaries and bonus was approximately $0.7 million. The aggregate commitment at September 30, 2023 for accrued payroll, vacation and holiday pay was approximately $1.0 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. For the three and six months ended September 30, 2023, the Company contributed $21,543 and $42,997, respectively, and for the three and six months ended September 30, 2022, the Company contributed $22,123 and $44,122, respectively.

Legal Proceeding

On or about July 21, 2023, pursuant to the Labor Code Private Attorneys General Act of 2004, a former employee of Stadco provided notice on behalf of himself and of all individuals currently and formerly employed in California as non-exempt or hourly paid employees, or the plaintiffs, against Stadco, a California corporation, to recover alleged unpaid wages, damages, and attorney’s fees for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The claim is in early stage of discovery and the amount of any loss cannot be reasonably estimated at this date.

NOTE 15 – SEGMENT INFORMATION

The Company has two wholly owned subsidiaries, Ranor and Stadco, that are reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All of the Company’s operations, assets, and customers are located in the U.S.

Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other precision industrial customers. However, both segments have separate operating, engineering, and sales teams. The Chief Operating Decision Maker, or “CODM”, evaluates the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs. Corporate costs include executive and director compensation, stock-based compensation, and other corporate and administrative expenses not allocated to the segments. The segment operating profit metric is what the CODM uses in evaluating our results of operations and the financial measure that provides insight into our overall performance and financial position. The following table provides summarized financial information for our segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Ranor	$4,495,747	$4,933,653	$8,994,844	$9,659,584
Stadco	3,606,014	3,588,994	6,573,147	5,939,420
Intersegment elimination	(131,675)	—	(226,665)	—
Net sales from external customers	7,970,086	8,522,647	15,341,326	15,599,004
Ranor	672,601	1,556,110	1,547,204	2,993,666
Stadco	(322,741)	(755,299)	(1,227,265)	(2,214,090)
Corporate and unallocated (1)	(947,213)	(888,234)	(1,497,092)	(1,425,008)
Total operating loss	(597,353)	(87,423)	(1,177,153)	(645,432)
ERTC refundable credits	—	624,045	—	624,045
Other income	40,875	73,561	40,876	40,336
Interest expense	(148,553)	(83,730)	(242,639)	(167,375)
Consolidated (loss) income before income taxes	$(705,031)	$526,453	$(1,378,916)	$(148,426)
Depreciation and amortization:
Ranor			$263,206	$264,143
Stadco			864,853	852,459
Totals			$1,128,059	$1,116,602
Capital expenditures
Ranor			$2,654,407	$99,836
Stadco			4,530	399,505
Totals			$2,658,937	$499,341
(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments. Prior period segment data is revised to reflect current period updates to unallocated corporate administrative expense.

NOTE 16 – SUBSEQUENT EVENTS

On October 11, 2023, we granted a total of 25,000 shares of restricted stock under the 2016 Plan to the board of directors. The stock-based compensation expense for service-based restricted stock will be measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

On October 30, 2023, the Company and one of its employees were named as defendants in an action alleging individual claims of discrimination and wage and hour violations, along with representative wage and hour claims brought pursuant to the Labor Code Private Attorneys General Act of 2004 (“PAGA”) in the Superior Court of the State of California of the County of Los Angeles – Central District. In the complaint, captioned Ibarra v. Stadco (23ST- CV-26591), a former employee of Stadco, seeks to recover alleged damages, unpaid wages, penalties, and attorney’s fees on behalf of himself. In addition, the former employee seeks to recover PAGA penalties going back one year, along with his attorney’s fees, on behalf of all individuals currently and formerly employed by the Company’s Stadco subsidiary in California as non-exempt or hourly paid employees, for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The claim is in early stage of discovery and the amount of any loss cannot be reasonably estimated at this date.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside our control: including health emergencies, like epidemics or pandemics, the conflicts in Eastern Europe and the Middle East, price inflation, interest rates increases, and supply chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;

●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates, and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Overview

Contract Manufacturing

Through our two wholly owned subsidiaries, Ranor and Stadco, each of which is a reportable segment, we offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, testing, and finishing) and machining operations including CNC (computer numerical controlled) horizontal and vertical machining centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), CNC programming, materials procurement, quality control (material traceability, material receipt inspection, NDT (non-destructive testing) dimensional inspection, and document control), production control (scheduling and project management) and final packaging.

All manufacturing is done in accordance with our quality assurance programs, in conjunction with customer flow-downs and specifications. The customer flow-downs of specifications and standards are specific to each customer purchase order, and our manufacturing operations are conducted in accordance with each specific purchase order.

Because our revenues are derived from the sale of goods manufactured pursuant to contracts, and we do not sell from inventory, it is necessary for us to constantly seek new contracts. There may be a time lag between our completion of one contract and commencement of work on another contract. During such periods, we may continue to incur overhead expense but with lower revenue resulting in lower operating margins. Furthermore, changes in either the scope of an existing contract or related delivery schedules may impact the revenue we receive under the contract and the allocation of manpower. Although we provide manufacturing services for large governmental programs, we usually do not work directly for the government or its agencies. Rather, we perform our services for large governmental contractors. Our business is dependent in part on the continuation of government programs that require our services and products.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the six months ended September 30, 2023.

New Accounting Standards

See Note  2, Basis of Presentation and Significant Accounting Policies, in the Notes to the Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements”, for a discussion of recently adopted new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of customer furnished material, raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. It generally takes approximately twelve months or less to complete our manufacturing projects. However, contracts for larger complex components can take up to thirty-six months or more to complete. Units manufactured under the majority of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

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

Three Months Ended September 30, 2023 and 2022

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net sales
Ranor	$4,495	55%	$4,934	58%	$(439)	(9)%
Stadco	3,606	45%	3,589	42%	17	1%
Intersegment elimination	(131)	—%	—	—%	(131)	nm %
Consolidated Net sales	$7,970	100%	$8,523	100%	$(553)	(6)%
Cost of sales
Ranor	$3,320	42%	$2,907	34%	$413	14%
Stadco	3,615	45%	3,876	46%	(261)	(7)%
Consolidated Cost of sales	$6,935	87%	$6,783	80%	$152	2%
Gross profit (loss)
Ranor	$1,044	13%	$2,027	23%	$(983)	(48)%
Stadco	(9)	—%	(287)	(3)%	278	97%
Consolidated Gross profit	$1,035	13%	$1,740	20%	$(705)	(41)%

nm - not meaningful

Net Sales

Consolidated - Period-to-period revenues reflect production performance under new and ongoing contracts with changes in net sales due to varying production activity levels. For the second quarter, almost 100% of our sales were to the defense sector, where we have customers in the aerospace, military and shipbuilding industries.

Consolidated net sales were $8.0 million for the three months ended September 30, 2023, or 6% lower when compared to net sales of $8.5 million for the three months ended September 30, 2022. Both segments logged a different mix of products, average price, and labor hours for the comparable periods. Net sales decreased by $0.4 million at Ranor and decreased by $0.1 million at Stadco. The defense backlog remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs, and the U.S. Marine Corps heavy lift helicopter programs continue to flow down from our existing customer base of prime defense contractors.

Ranor – Net sales were $4.5 million for the three months ended September 30, 2023, a decrease of $0.4 million or 9% when compared to the same period in the prior year. All the net sales in the second quarter of fiscal 2024 were in the defense sector. The second quarter of fiscal 2024 had a different mix of products for U.S. Navy submarine projects, and experienced supply chain impacts on customer furnished material. We recorded a $0.7 million decrease when compared to the same period last year. That decrease was offset in part by a revenue increase of $0.3 million from a non-submarine customer.

Stadco - Net sales were $3.5 million for the three months ended September 30, 2023, a decrease of $114,000 when compared to the three months ended September 30, 2022. An increase in net sales for heavy lift helicopter and military products of $1.0 million was more than offset by a decrease of $1.1 million with other customers.

Cost of Sales and Gross Profit

Consolidated – Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended September 30, 2023, was $6.9 million, or 2% higher when compared to the three months ended September 30, 2022. The increase in cost of sales was primarily the result of a less favorable project mix at Ranor, offset in part by better throughput at Stadco. Gross profit decreased by $0.7 million, or 41% when compared to the same period a year ago. Gross margin for the three months ended September 30, 2023 was 13.0% compared to 20.4% in the same period a year ago.

Ranor – Gross profit decreased by $1.0 million or 48% due primarily to lower revenue and a less favorable project mix with lower gross margins than the same prior year period. We realized fewer direct labor hours of input for the three months ended September 30, 2023 due to employee turnover and training. As a result, overhead was under-absorbed as the amount applied to our work-in-progress was less than the overhead applied for the three months ended September 30, 2022.

Stadco – Gross profit and gross margin were relatively improved for the three months ended September 30, 2023 as losses decreased when compared to the three months ended September 30, 2022. Stadco improved year over year with better margins on projects, partially offset by an increase in under-absorbed factory overhead. With revenue growth, we should see improvement in gross profit and gross margin in future quarters.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$371	5%	$471	6%	$(100)	(21)%
Stadco	314	4%	468	5%	(154)	(33)%
Corporate and unallocated	947	12%	888	10%	59	7%
Consolidated SG&A	$1,632	21%	$1,827	21%	$(195)	(11)%

September 30, 2022 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated – Total selling, general and administrative expenses for the three months ended September 30, 2023, decreased by approximately $195,000, or 11%, but remained level as a percentage of net sales. Ranor and Stadco expense decreased but was partially offset by higher corporate expenses for outside advisory services.

Ranor – The total change for the comparable three-month periods equaled the sum of a decrease in compensation and payroll taxes of approximately $11,000 plus a decrease in outside advisory fees and office costs of $89,000. The prior year three-month period includes a one-time fee for services rendered in connection with securing the Employee Retention Tax Credit refund.

Stadco – SG&A expense for the three months ended September 30, 2023 decreased by approximately $154,000. Expenses for compensation and office costs decreased by approximately $128,000 due to staff reductions plus a decrease in outside advisory services of approximately $26,000.

Corporate and unallocated – SG&A increased by approximately $59,000, due primarily to the increased expenditures for outside advisory services, which more than offset a reduction in stock-based compensation.

Operating loss

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$673	8%	$1,556	18%	$(883)	(57)%
Stadco	(323)	(4)%	(755)	(9)%	432	57%
Corporate and unallocated	(947)	(12)%	(888)	(10)%	(59)	(7)%
Operating loss	$(597)	(8)%	$(87)	(1)%	$(510)	(586)%

Consolidated – As a result of the foregoing, for the three months ended September 30, 2023, we reported an operating loss of $0.6 million. Operating income at Ranor was not enough to offset the operating loss at Stadco and corporate and unallocated expenses.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to a less favorable project mix with lower revenue and higher cost of sales, as described above.

Stadco – Operating losses narrowed as certain production problems, including equipment downtime, were resolved. Despite the better throughput, we recorded an operating loss as revenue was flat year-over-year.

Corporate and unallocated – Operating loss reflected SG&A expense which increased by approximately $59,000, due primarily to the increased expenditures for outside advisory services, which more than offset a reduction in stock-based compensation.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	September 30, 2023	September 30, 2022	$ Change	% Change
Other income (expense), net	$40,875	$73,561	$(32,686)	(44)%
Interest expense	$(129,839)	$(70,382)	$(40,543)	(58)%
Amortization of debt issue costs	$(18,714)	$(13,348)	$(5,366)	(40)%

Interest expense was higher when compared with the three months ended September 30, 2022. Interest expense increased year over year primarily due to higher interest rates and higher borrowings under the Revolver Loan (as defined below) and lower amounts of interest capitalized. We expect any future interest expense increases will correlate directly with the borrowing levels under the Revolver Loan.

Amortization of debt issue costs, for the three months ended September 30, 2023, were higher when compared to three months ended September 30, 2022. New amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Other income, net for the three months ended September 30, 2023 includes a gain from the disposal of fixed assets. Other income, net, for the three months ended September 30, 2022, includes income from the net change in fair value for contingent consideration of $96,909 plus other tax rebates for $33,223, offset in part by the fair value of the stock issued for $56,310 in connection with the Stadco acquisition.

Income Taxes

For the three months ended September 30, 2023, the Company recorded a tax benefit $176,698, compared with tax expense of $135,509 for the three months ended September 30, 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at September 30, 2023 was approximately $2.1 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the three months ended September 30, 2023, we recorded a net loss of $528,333, or $0.06 per share basic and fully diluted, compared with a net income of $390,944, or $0.05 per share (basic) and $0.04 per share (fully diluted) for the three months ended September 30, 2022.

Six Months Ended September 30, 2023 and 2022

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net sales
Ranor	$8,995	59%	$9,660	62%	$(665)	(7)%
Stadco	6,573	43%	5,939	38%	634	11%
Intersegment elimination	(227)	(2)%	—%		(227)	nm %
Consolidated Net sales	$15,341	100%	$15,599	100%	$(258)	(2)%
Cost of sales
Ranor	$6,443	42%	$5,793	37%	$650	11%
Stadco	7,169	46%	7,249	47%	(80)	(1)%
Consolidated Cost of sales	$13,612	88%	$13,042	84%	$570	4%
Gross profit (loss)
Ranor	$2,325	15%	$3,867	24%	$(1,542)	(39)%
Stadco	(596)	(4)%	(1,310)	(8)%	714	55%
Consolidated Gross profit	$1,729	11%	$2,557	16%	$(828)	(32)%

nm – not meaningful

Net Sales

Consolidated - Period-to-period revenues reflect production performance under new and ongoing contracts with changes in net sales due to varying production activity levels. For the six months ended September 30, 2023, almost 100% of our sales were to the defense sector, where we have customers in the aerospace, military and shipbuilding industries.

Consolidated net sales were $15.3 million for the six months ended September 30, 2023, or 2% lower when compared to consolidated net sales of $15.6 million for the six months ended September 30, 2022. Net sales decreased by $0.7 million at Ranor offset in part by an increase $0.4 million at Stadco. Both segments logged a different proportionate mix of products for the comparable periods.

Ranor – Net sales were $8.9 million for the six months ended September 30, 2023, a decrease of $0.7 million or 7% lower when compared to the same prior-year period. Almost all of our net sales (99%) in the first six months of fiscal 2024 were in the defense sector. In the six months ended September 30, 2023, we had a different mix of products for U.S. Navy submarine projects, and experienced supply chain impacts on customer furnished material. We recorded a $1.0 million decrease when compared to the same period last year. The decrease was offset in part by a revenue increase of $0.3 million for a non-submarine customer. The backlog at Ranor on September 30, 2023 was $19.1 million.

Stadco - Net sales were $6.3 million for the six months ended September 30, 2023 compared with net sales of $5.9 million for the six months ended September 30, 2022, an increase of $0.4 million, or 8%. We continue to make better progress on projects where revenue is recognized over time. An increase in net sales for heavy lift helicopter and certain military products of $2.3 million offset a decrease of $1.9 million from aerospace and other military customers. Stadco’s backlog was $25.5 million as of September 30, 2023.

Cost of Sales and Gross Profit

Consolidated - Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the six months ended September 30, 2023, was $13.6 million, or 4% higher when compared to the six months ended September 30, 2022. The project mix changes discussed above also affected gross profit. Gross profit decreased by $0.8 million, or 32% when compared to the same period a year ago. Gross margin for the six months ended September 30, 2023 was 11.3% compared to 16.4% in the same period a year ago.

Ranor – Gross profit decreased by $1.5 million or 39% due primarily to a project mix with lower revenue and margins. We also realized fewer direct labor hours in the first six months of fiscal 2024. As such, factory overhead applied to our work-in-progress for the six months ended September 30, 2023 was lower than the overhead applied for the six months ended September 30, 2022.

Stadco - Gross margin was slightly negative for the six months ended September 30, 2023, as our losses decreased when compared to the six months ended September 30, 2022. Production problems related to equipment down-time were resolved in the first quarter of fiscal 2024. With a more favorable project mix, losses at Stadco decreased year over year on improved project margins, but not enough to overcome an increase in under-absorbed factory overhead. Revenue must continue to grow to enable improvement in gross profit and gross margin.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$778	5%	$873	6%	$(95)	(11)%
Stadco	631	4%	904	6%	(273)	(30)%
Corporate and unallocated	1,497	10%	1,425	9%	72	5%
Consolidated SG&A	$2,906	19%	$3,202	21%	$(296)	(9)%

September 30, 2022 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated - Total selling, general and administrative expenses for the six months ended September 30, 2023 decreased by approximately $296,000, or 9% due primarily to lower expenses for compensation and office costs because of staff reductions.

Ranor – A decrease in outside advisory fees and office costs of $108,000 was offset in part by an increase in compensation and payroll taxes of approximately $13,000 for the comparable six-month periods. The prior year six-month period includes a one-time fee for services rendered in connection with securing the Employee Retention Tax Credit refund.

Stadco - SG&A expense for the six months ended September 30, 2023, decreased by approximately $273,000. The SG&A expenses for compensation and office costs decreased by approximately $271,000 because of staff reductions.

Corporate and unallocated - SG&A increased by approximately $72,000, due primarily to increased expenditures for insurance, outside services for software upgrades, and business taxes, offset in part by a decrease in stock-based compensation.

Operating (loss) income

	September 30, 2023		September 30, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$1,547	10%	$2,994	19%	$(1,447)	48%
Stadco	(1,227)	(8)%	(2,214)	(14)%	987	(45)%
Corporate and unallocated	(1,497)	(10)%	(1,425)	(9)%	(72)	(5)%
Operating loss	$(1,177)	(8)%	$(645)	(4)%	$(532)	(82)%

Consolidated - As a result of the foregoing, for the six months ended September 30, 2023, we reported an operating loss of $1.2 million, or $0.5 million higher than the operating loss for the six months ended September 30, 2022. Operating income at Ranor was not enough to offset the corporate expenses and operating losses at Stadco.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to lower revenue and higher cost of sales.

Stadco – Operating losses narrowed as certain projects with production issues, including equipment downtime, were resolved. Notwithstanding the better throughput, we recorded a smaller operating loss in the first six months of the 2024 fiscal year compared to the same period in the prior year.

Corporate and unallocated – Operating loss reflected the decrease in SG&A due primarily to a reduction in stock-based compensation offset in part by increased expenditures for insurance, outside services for software upgrades, and business taxes.

Other Income (Expense), net

The following table presents other income (expense) for the six months ended:

	September 30, 2023	September 30, 2022	$ Change	% Change
Other income (expense), net	$40,876	$40,336	$540	1%
Interest expense	$(205,164)	$(140,628)	$(64,536)	(46)%
Amortization of debt issue costs	$(37,475)	$(26,747)	$(10,728)	(40)%

Interest expense was higher when compared with the six months ended September 30, 2022 due primarily to higher amounts borrowed under the Revolver Loan (as defined below). Also, an increase in interest expense for the Ranor term loan, due to a higher interest rate assigned under the terms of the December 2022 renewal, offset by a decrease in interest expense for the Stadco term loan because of scheduled amortized maturity payments. Capitalized interest was also $14,455 higher when compared to the same period a year ago. We expect that future interest expense increases will likely correlate directly with borrowing levels under the Revolver Loan.

Amortization of debt issue costs for the six months ended September 30, 2023 was higher when compared to six months ended September 30, 2022. New amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Other income, net for the six months ended September 30, 2023 includes a gain from the sale of fixed assets. Other income, net, in the table above, for the six months ended September 30, 2022, includes income for the change in fair value for contingent consideration of $63,436 and other tax rebates for $33,223, offset in part by the fair value of the stock issued for $56,310 in connection with the Stadco acquisition.

Income Taxes

For the six months ended September 30, 2023, the Company recorded a tax benefit $323,128, compared with a tax benefit of $38,205 for the six months ended September 30, 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at September 30, 2023 was approximately $2.1 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net Loss

As a result of the foregoing, for the six months ended September 30, 2023, we recorded a net loss of $1.1 million, or $0.12 per share basic and fully diluted, compared with a net loss of $0.1 million, or $0.01 per share basic and fully diluted for the six months ended September 30, 2022.

Liquidity and Capital Resources

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the six months ended September 30, 2023 we reported a net loss of $1.1 million.

As of September 30, 2023, we had $3.2 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and approximately $3.1 million in undrawn capacity under our Revolver Loan. At of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our Revolver Loan.

The Company is the borrower under the amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. There was $7.1 million outstanding under the agreement on September 30, 2023. The maturity date of the revolver loan under the loan agreement is December 20, 2023.

The Company was not in compliance with certain of the financial covenants at September 30, 2023 and has requested a waiver from Berkshire Bank, the lender, but has not yet received approval from the bank. Under the terms of the loan agreement, the bank has the right to demand repayment. If the lender demands repayment the Company will be unable to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. Also, it is probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As such, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to decline to grant us a waiver and instead demand repayment, we would need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from our current lender, amending our facility or entering into one or more alternative facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must mitigate our recurring operating losses at our Stadco subsidiary. We must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, so our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the current violation of debt covenants, and expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

There was $1.9 million outstanding under the Revolver Loan at September 30, 2023, as the Company borrowed more at higher rates to finance working capital requirements. Interest paid and accrued under the Revolver Loan was $83,182 for the six months ended September 30, 2023. The weighted average interest rate at September 30, 2023 was 7.46%. At September 30, 2023 our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. Working capital was $5.6 million at March 31, 2023.

The table below presents selected liquidity and capital measures at the fiscal years ended:

	September 30,	March 31,	Change
(dollars in thousands)	2023	2023	Amount
Cash and cash equivalents	$138	$534	$(396)
Working capital	$(740)	$5,559	$(6,299)
Total debt	$7,066	$6,113	$953
Total stockholders’ equity	$13,514	$14,594	$(1,080)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	September 30,	September 30,	Change
(dollars in thousands)	2023	2022	Amount
Operating activities	$1,258	$1,623	$(365)
Investing activities	(2,597)	(1,073)	(1,524)
Financing activities	943	(1,367)	2,310
Net decrease in cash	$(396)	$(817)	$421

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

Cash provided by operating activities for the six months ended September 30, 2023 was approximately $1.3 million. In addition to customer progress payments, cash provided by operating activities included reimbursements under a certain customer project program. The sum of these customer payments was partially offset by payments for obligations for goods and services that had been acquired on open account from suppliers.

The six months ended September 30, 2022 was generally marked by favorable project performance progress and delivery schedules that led to timely customer payments. Cash provided by operating activities for the six months ended September 30, 2022 was $1.6 million, as customer cash advances and collections exceeded cash outflows on both new and older projects in-progress.

Investing activities

For the six months ended September 30, 2023, we invested $2.7 million in new factory machinery and equipment, primarily on the construction and installation of equipment for contract project work with a certain customer at our Ranor segment.

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

Financing activities

For the six months ended September 30, 2023 we drew down $6.7 million of proceeds under the Revolver Loan and repaid $5.4 million during the same period. We also used approximately $307,000 of cash to pay down debt principal and make periodic lease payments.

We drew down $3.6 million of proceeds under our Revolver Loan during the six months ended September 30, 2022 and repaid $4.6 million during the same period. We also used approximately $336,000 of cash to make periodic lease payments and pay off certain lease and debt obligations.

All of the above activity resulted in a net decrease in cash of $396,268 for the six months ended September 30, 2023 compared with a net decrease in cash of $816,755 for the six months ended September 30, 2022.

Berkshire Bank Loans

On August 25, 2021, the Company entered into the Loan Agreement. Under the Loan Agreement, Berkshire Bank continues as lender of the Ranor Term Loan, as defined below, and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. The proceeds of the original Ranor Term Loan of $2.85 million were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

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

Under the Loan Agreement, Berkshire Bank also makes available to Ranor the Revolver Loan, which has a maximum principal amount available of $5.0 million. There was approximately $1.9 million and $650,000 outstanding under the Revolver Loan at September 30, 2023 and March 31, 2023, respectively. The maturity date of the Revolver Loan is December 20, 2023.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on September 30, 2023:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.1 million, and, because of current and probable future debt covenant violations, are classified as current in the condensed consolidated balance sheets. Otherwise, except for $1.9 million due under the expiring revolver loan in December 2023, approximately $0.6 million is due annually for each of the next five years, plus a balloon payment of $2.0 million in December 2027.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $3.3 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $6.4 million for buildings through 2030, with approximately $0.9 million due annually for each of the next seven years.

There are no off-balance sheet arrangements as of September 30, 2023.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $0.5 million and $1.1 million for the three and six months ended September 30, 2023. EBITDA, a non-GAAP financial measure, was negative for the six months ended September 30, 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the three and six months ended:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Net (loss) income	$(528)	$391	$(919)	$(1,056)	$(110)	$(946)
Income tax (benefit) expense	(177)	136	(313)	(323)	(38)	(285)
Interest expense (1)	149	84	65	243	167	75
Depreciation and amortization	568	532	36	1,128	1,117	11
EBITDA	$12	$1,143	$(1,131)	$(8)	$1,136	$(1,144)
(1)	Includes amortization of debt issue costs.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified two material weaknesses in our internal control over financial reporting as of March 31, 2023, which still existed at September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings

On October 30, 2023, the Company and one of its employees were named as defendants in an action alleging individual claims of discrimination and wage and hour violations, along with representative wage and hour claims brought pursuant to the Labor Code Private Attorneys General Act of 2004 (“PAGA”) in the Superior Court of the State of California of the County of Los Angeles – Central District. In the complaint, captioned Ibarra v. Stadco (23ST- CV-26591), a former employee of Stadco, seeks to recover alleged damages, unpaid wages, penalties, and attorney’s fees on behalf of himself. In addition, the former employee seeks to recover PAGA penalties going back one year, along with his attorney’s fees, on behalf of all individuals currently and formerly employed by the Company’s Stadco subsidiary in California as non-exempt or hourly paid employees, for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action.

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

We are not currently in compliance with certain financial covenants under our loan agreement with Berkshire Bank and it is probable that we will not be in compliance within the next 12 months, which raises substantial doubt about our ability to continue as a going concern.

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement with Berkshire Bank (the “Loan Agreement”). The Company has determined it is not in compliance with the financial covenants in the Loan Agreement as of September 30, 2023 and has requested a waiver from the lender. Additionally, our management believes it is probable that the Company will not be in compliance with these financial covenants in future periods. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order to satisfy the future financial covenants in the Loan Agreement, we must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, such that our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, will reduce operating costs and capital spending to enhance liquidity. There can be no assurance that we will be successful in these efforts. If we are unable to achieve compliance in the future with the financial covenants in the Loan Agreement by making operational changes to our business, then we might alternatively seek additional waivers or forbearances from our lender prior to any covenant violation or raise additional funds in one or more equity financing transactions. Any covenant waiver or forbearance may lead to increased costs, increased interest rates, additional restrictive covenants and the imposition of other lender protections that impact us negatively. There can be no assurance that we would be able to obtain waivers or forbearances in a timely manner, on acceptable terms, or at all. Alternatively, the terms of any equity financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional shares of our common stock, or securities convertible into shares of our common stock, would also dilute all of our stockholders.

There was $7.1 million outstanding under the Loan Agreement on September 30, 2023. If we are unable to achieve compliance with the covenants in the Loan Agreement and unable to obtain a waiver or forbearance from our lender, any such default would allow the lender to accelerate this debt sooner than the applicable maturity dates. In the event that the lender accelerates the repayment of this indebtedness during the next 12 months as the result of one or more breaches of covenant, we do not expect to have funds available to repay these amounts in full, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. The consequences of any default, waiver or forbearance, or the securing of additional equity financing, could materially and adversely affect our business, financial condition, and results of operations.

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

TechPrecision Corporation

November 20, 2023	By:	/s/ Barbara M. Lilley
Barbara M. Lilley
Chief Financial Officer