Form 10-Q
period 2023-12-31
TECHPRECISION CORP
filed 2024-03-01
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of February 28, 2024, was 8,777,432.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	December 31,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$391,245	$534,474
Accounts receivable, net	2,192,061	2,336,481
Contract assets	8,372,183	8,947,811
Raw materials	2,054,348	1,692,852
Work-in-process	1,586,187	719,736
Other current assets	653,603	348,983
Total current assets	15,249,627	14,580,337
Property, plant and equipment, net	15,429,441	13,914,024
Right-of-use assets, net	5,149,898	5,660,938
Deferred income taxes	2,494,544	1,931,186
Other noncurrent assets, net	121,256	121,256
Total assets	$38,444,766	$36,207,741
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,727,108	$2,224,320
Accrued expenses	2,716,088	2,533,185
Contract liabilities	4,035,384	2,333,591
Current portion of long-term lease liability	727,683	711,727
Current portion of long-term debt, net	7,434,623	1,218,162
Total current liabilities	16,640,886	9,020,985
Long-term debt, net	—	4,749,139
Long-term lease liability	4,595,170	5,143,974
Other noncurrent liability	4,373,494	2,699,492
Total liabilities	25,609,550	21,613,590
Commitments and contingencies (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: 50,000,000; Shares issued and outstanding: 8,762,432 at December 31, 2023 and 8,613,408 at March 31, 2023	876	861
Additional paid in capital	15,111,901	14,949,729
Accumulated deficit	(2,277,561)	(356,439)
Total stockholders’ equity	12,835,216	14,594,151
Total liabilities and stockholders’ equity	$38,444,766	$36,207,741

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales	$7,649,663	$8,327,345	$22,990,989	$23,926,349
Cost of sales	6,488,859	6,828,458	20,101,221	19,870,572
Gross profit	1,160,804	1,498,887	2,889,768	4,055,777
Selling, general and administrative	2,156,866	1,224,572	5,062,983	4,426,894
(Loss) income from operations	(996,062)	274,315	(2,173,215)	(371,117)
Other income	1	254	40,877	40,590
Interest expense	(109,503)	(93,603)	(352,142)	(260,978)
Refundable employee retention tax credits	—	—	—	624,045
Total other (expense) income	(109,502)	(93,349)	(311,265)	403,657
(Loss) income before income taxes	(1,105,564)	180,966	(2,484,480)	32,540
Income tax (benefit) expense	(240,230)	46,991	(563,358)	8,786
Net (loss) income	$(865,334)	$133,975	$(1,921,122)	$23,754
Net (loss) earnings per share basic	$(0.10)	$0.02	$(0.22)	$0.00
Net (loss) earnings per share diluted	$(0.10)	$0.01	$(0.22)	$0.00
Weighted average shares outstanding - basic	8,759,171	8,610,990	8,698,034	8,590,838
Weighted average shares outstanding - diluted	8,759,171	9,033,677	8,698,034	9,009,867

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

				Retained
	Common		Additional	Earnings	Total
	Stock	Par	Paid in	(Accumulated	Stockholders’
	Outstanding	Value	Capital	Deficit)	Equity
Balance March 31, 2022	8,576,863	$858	$14,640,343	$622,567	$15,263,768
Stock-based compensation	—	—	52,107	—	52,107
Net loss	—	—	—	(501,165)	(501,165)
Balance June 30, 2022	8,576,863	$858	$14,692,450	$121,402	$14,814,710
Stock-based compensation	—	—	46,539	—	46,539
Stock issued for contingent consideration	9,127	1	56,309	—	56,310
Stock award nonemployee directors	25,000	2	143,998	—	144,000
Net income	—	—	—	390,944	390,944
Balance September 30, 2022	8,610,990	$861	$14,939,296	$512,346	$15,452,503
Stock-based compensation	—	—	8,663	—	8,663
Net income	—	—	—	133,975	133,975
Balance December 31, 2022	8,610,990	$861	$14,945,376	$646,321	$15,595,141

Balance March 31, 2023	8,613,408	$861	$14,949,729	$(356,439)	$14,594,151
Net loss				(527,455)	(527,455)
Balance June 30, 2023	8,613,408	$861	$14,949,729	$(883,894)	$14,066,696
Stock issued for exercised options	109,024	11	(11)	—	—
Stock used for tax withholding at exercise	—	—	(34,013)	—	(34,013)
Restricted stock award	15,000	2	9,222	—	9,224
Net loss	—	—	—	(528,333)	(528,333)
Balance September 30, 2023	8,737,432	$874	14,924,927	$(1,412,227)	$13,513,574
Stock-based compensation	—	—	9,226	—	9,226
Restricted stock award	25,000	2	177,748	—	177,750
Net loss	—	—	—	(865,334)	(865,334)
Balance December 31, 2023	8,762,432	876	15,111,901	(2,277,561)	12,835,216

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,921,122)	$23,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,758,925	1,666,741
Amortization of debt issue costs	54,820	39,961
Stock-based compensation expense and restricted awards	196,200	307,619
Change in contract loss provision	155,317	100,880
Deferred income taxes	(563,358)	8,785
Gain on disposal of fixed assets	(40,399)	(468)
Change in fair value for contingent consideration	—	63,436
Changes in operating assets and liabilities:
Accounts receivable	144,420	81,842
Contract assets	575,628	(1,006,010)
Work-in-process and raw materials	(1,227,947)	(57,450)
Other current assets	(304,620)	435,435
Accounts payable	(497,212)	(166,749)
Accrued expenses	(526,899)	(1,741,606)
Contract liabilities	1,701,793	139,944
Other noncurrent liabilities	1,674,002	974,737
Net cash provided by operating activities	1,179,548	870,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance claim and sale of fixed assets	61,944	7,000
Fixed asset deposit	—	(605,200)
Purchases of property, plant and equipment	(2,782,346)	(663,033)
Net cash used in investing activities	(2,720,402)	(1,261,233)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(39,963)	(43,945)
Revolver loan payments and borrowings, net	1,900,000	187,998
Payments of principal for leases	(14,877)	(31,058)
Repayments of long-term debt	(447,535)	(458,567)
Net cash provided by (used in) financing activities	1,397,625	(345,572)
Net decrease in cash and cash equivalents	(143,229)	(735,954)
Cash and cash equivalents, beginning of period	534,474	1,052,139
Cash and cash equivalents, end of period	$391,245	$316,185
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$297,322	$216,881

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH FINANCING TRANSACTIONS:

Nine Months ended December 31, 2023

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

On August 25, 2021, the Company completed its previously announced acquisition of Stadco, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, or “Acquisition Sub”, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On the closing date, the Company, through Acquisition Sub, acquired all of the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC in exchange for the issuance of shares of the Company’s common stock to Stadco Acquisition, LLC. As a result of the acquisition, Stadco is now our wholly owned indirect subsidiary.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2023, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended December 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. On February 23, 2023, the Company effected a one-for-four reverse stock split with respect to the issued and outstanding shares of TechPrecision common stock. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the nine months ended December 31, 2023 we reported a net loss ($1,921,122).

As of December 31, 2023, we had approximately $2.8 million in total available liquidity, consisting of $0.4 million in cash and cash equivalents, and approximately $2.4 million in undrawn capacity under our revolver loan. As of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our revolver loan.

The Company is the borrower under a Loan Agreement which was amended on December 20, 2023 (as defined below; see Note 11 – Debt). On that date, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”.

The original maturity date of the revolver loan under the Loan Agreement was December 20, 2023. Berkshire Bank is the lender under the Loan Agreement and agreed to extend the maturity date of the revolver loan to March 20, 2024. There was $7.6 million outstanding under the agreement on December 31, 2023.

In addition to extending the maturity date of the revolver loan, the Sixth Amendment limits the amount of proceeds borrowed to $1.0 million in the aggregate for due diligence and professional costs incurred prior to March 20, 2024 in connection with any potential acquisitions. The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending December 31, 2023. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, amending our facility, renewing our revolver loan, or entering into one or more alternative facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan by March 20, 2024 and mitigate our recurring operating losses at our Stadco subsidiary. We must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, compliance with debt covenants, and the expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

The condensed consolidated financial statements for the nine months ended December 31, 2023, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board, or “FASB”, issued Accounting Standards Update, or “ASU”, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on its condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The guidance in this update enhances segment reporting by expanding the breadth and frequency of segment disclosures required for public entities and allows registrants to disclose multiple measures of segment profit or loss. This update requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the Chief Operating Decision Maker, or CODM, and is included in the measure of segment profit or loss. This standard update is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in these ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard was effective for fiscal years beginning after December 15, 2022. The adoption of this ASU on April 1, 2023 did not have a significant impact on the Company’s condensed consolidated financial statements and disclosures.

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

Net Sales by market	Defense	Industrial	Totals
Three months ended December 31, 2023	$7,649,663	$—	$7,649,663
Three months ended December 31, 2022	$8,316,711	$10,634	$8,327,345
Nine months ended December 31, 2023	$22,808,695	$182,294	$22,990,989
Nine months ended December 31, 2022	$23,543,077	$383,272	$23,926,349

Net Sales by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2023	$7,548,094	$101,569	$7,649,663
Three months ended December 31, 2022	$7,813,273	$514,072	$8,327,345
Nine months ended December 31, 2023	$21,763,438	$1,227,551	$22,990,989
Nine months ended December 31, 2022	$22,672,048	$1,254,301	$23,926,349

As of December 31, 2023, the Company had $50.8 million of remaining performance obligations, of which $43.9 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers which generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales.

	Three months ended			Three months ended				Nine months ended			Nine months ended
	December 31, 2023			December 31, 2022				December 31, 2023			December 31, 2022
Customer	Amount		Percent	Amount		Percent		Amount		Percent	Amount		Percent
A		$1,904,403	25%		$1,448,547	17%			$6,749,881	29%		$4,182,984	18%
B		$942,199	12%	$	*	*	%		$2,684,976	12%	$	*	*	%
C	$	*	* %		$1,451,713	17%		$	*	* %		$4,495,028	19%
D		$1,176,312	15%		$1,385,871	16%			$2,487,749	11%		$4,764,391	20%
E		$915,060	12%	$	*	*	%		$2,357,445	10%	$	*	*	%
F		$910,901	12%	$	*	*	%		$2,321,405	10%	$	*	*	%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. For the nine months ended December 31, 2023, we recognized revenue of $1.2 million related to our contract liabilities at April 1, 2023. Contract assets consisted of the following at:

		Progress
	Unbilled	payments	Total
December 31, 2023	$20,949,269	$(12,577,086)	$8,372,183
March 31, 2023	$19,485,914	$(10,538,103)	$8,947,811

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items. We recorded an income tax benefit for the three ($240,230) and nine months ($563,358) ended December 31, 2023. For the three and nine months ended December 31, 2022, we recorded income tax expense of $46,991 and $8,786, respectively. The Company’s effective tax rate for the nine months ended December 31, 2023 and 2022 was 22.7% and 27.0%, respectively.

The valuation allowance on deferred tax assets was approximately $2.2 million at December 31, 2023. We believe that it is more likely than not that the benefit from certain state net operating losses, or “NOLs”, carryforwards and other deferred tax assets will not be realized. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

NOTE 5 – EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods ended:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Basic EPS
Net (loss) income	$(865,334)	$133,975	$(1,921,122)	$23,754
Weighted average shares	8,759,171	8,610,990	8,698,034	8,590,838
Net (loss) earnings per share	$(0.10)	$0.02	$(0.22)	$0.00
Diluted EPS
Net (loss) income	$(865,334)	$133,975	$(1,921,122)	$23,754
Dilutive effect of stock options	—	422,687	—	419,029
Weighted average shares	8,759,171	9,033,677	8,698,034	9,009,867
Net (loss) earnings per share	$(0.10)	$0.01	$(0.22)	$0.00

All potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share). For the three months and nine months ended December 31, 2023 there were anti-dilutive stock options and warrants of 567,500 and 567,500, respectively, none of which were included in the earnings per share calculations above.

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

The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2023	667,500	$1.37	$3,804,625	3.70
Exercised	(125,000)	$0.68	846,250	—
Outstanding at December 31, 2023	542,500	$1.53	$1,980,550	3.16
Vested or expected to vest at December 31, 2023	542,500	$1.53	$1,980,550	3.16
Exercisable and vested at December 31, 2023	542,500	$1.53	$1,980,550	3.16

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at December 31, 2023 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	192,500	1.61	$0.32	192,500	$0.32
$2.00-$2.99	350,000	3.41	$2.19	350,000	$2.19
Totals	542,500			542,500

On August 3, 2023 the Company issued 15,000 shares of restricted common stock to the Company’s new CFO. Under the terms of the employment agreement, provided she remains employed by the Company from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $110,700 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period.

On October 11, 2023, we granted a total of 25,000 shares of restricted common stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $177,750 was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

Total recognized compensation cost related to the restricted stock awards for the three and nine months ended December 31, 2023, was $186,975 and $196,200, respectively. On December 31, 2023, there was $92,250 of unrecognized compensation cost related to the restricted stock awards. Total recognized compensation cost related to the restricted stock awards for the three and nine months ended December 31, 2022, was $8,663 and $107,309, respectively.

At December 31, 2023, there were 272,500 shares available for grant under the 2016 Plan.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On December 31, 2023, there were trade accounts receivable balances outstanding from four customers comprising 67% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers which accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2023			March 31, 2023
Customer	Dollars		Percent	Dollars		Percent
A	$	*	* %		$730,514	31%
B	$	*	* %		$260,177	11%
C		$522,661	24%	$	*	*	%
D	$	*	* %		$265,755	11%
E		$442,837	20%	$	*	*	%
F		$253,437	12%	$	*	*	%
G		$233,685	11%	$	*	*	%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	December 31, 2023	March 31, 2023
Prepaid taxes	$86,983	$9,616
Prepaid insurance	352,431	162,075
Prepaid subscriptions	73,770	120,570
Deposits	21,176	21,706
Supplier advances	109,554	170
Other prepaid expenses	9,689	34,846
Total	$653,603	$348,983

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	December 31, 2023	March 31, 2023
Land	$110,113	$110,113
Building and improvements	3,293,986	3,293,986
Machinery equipment, furniture, and fixtures	25,759,540	23,018,713
Construction-in-progress	114,733	149,576
Total property, plant, and equipment	29,278,372	26,572,388
Less: accumulated depreciation and amortization	(13,848,931)	(12,658,364)
Total property, plant and equipment, net	$15,429,441	$13,914,024

We capitalize interest on borrowings during active construction periods for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest capitalized for the nine months ended December 31, 2023 was $18,642.

In September 2023, the Company signed an agreement to make additional equipment upgrades for a certain customer. We recognize new purchases as a fixed asset and billings for reimbursement from the customer as a contra-asset. Future depreciation of the asset will be offset directly by the amortization of the contra-asset on a net basis in the statement of operations. The amortization period will match the schedule of depreciation set forth under the fixed asset ledger.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	December 31, 2023	March 31, 2023
Accrued compensation	$1,035,521	$1,257,245
Provision for claims	234,472	256,227
Provision for contract losses	258,271	102,954
Accrued professional fees	595,778	241,195
Accrued project costs	441,204	440,550
Other	150,842	235,014
Total	$2,716,088	$2,533,185

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 – DEBT

Long-term debt included the following as of:	December 31, 2023	March 31, 2023
Stadco Term Loan, at 3.79% interest, due August 2028	$2,784,080	$3,186,495
Ranor Term Loan, at 6.05% interest, due December 2027	2,231,398	2,276,518
Ranor Revolver Loan, at 7.72% interest, due December 2023	2,550,000	650,000
Total debt	$7,565,478	$6,113,013
Less: debt issue costs unamortized	$130,855	$145,712
Total debt, net	$7,434,623	$5,967,301
Less: Current portion of long-term debt	$7,434,623	$1,218,162
Total long-term debt, net	$—	$4,749,139

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

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco is required to make monthly payments of principal and interest in the amount of $54,390 each, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on December 31, 2023 and March 31, 2023 were $33,376 and $44,482, respectively.

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

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Fifth Amendment”. Effective as of December 20, 2022, the Fifth Amendment, among other things (i) extends the maturity date of the Ranor Term Loan to December 15, 2027, (ii) extends the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with the Secured Overnight Financing Rate, or “SOFR”, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0.

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

On December 20, 2023, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”.

Effective December 20, 2023, the Sixth Amendment, among other things (i) extends the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limits the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

There was approximately $2.6 million outstanding under the Revolver Loan at December 31, 2023. Interest paid and accrued under the Revolver Loan for the nine months ended December 31, 2023 and 2022 was $116,844 and $22,898, respectively. The weighted average interest rate for the first nine months of fiscal 2024 was 7.54%. Unused borrowing capacity at December 31, 2023 and March 31, 2023 was approximately $2.4 million and $4.2 million, respectively.

Unamortized debt issue costs at December 31, 2023 and March 31, 2023 were $97,479 and $101,230, respectively.

Berkshire Loan Covenants

Ranor and Stadco are referred to together as the “Borrowers” under the Loan Agreement. The Ranor Term Loan, the Stadco Term Loan and the Revolver Loan, or together, the “Berkshire Loans”, may be accelerated upon the occurrence of an event of default as defined in the Loan Agreement. Upon the occurrence and during the continuance of certain default events, at the option of Berkshire Bank, or automatically without notice or any other action upon the occurrence of certain other events specified in the Loan Agreement, the unpaid principal amount of the Berkshire Loans together with accrued interest and all other obligations owing by the Borrowers to Berkshire Bank would become immediately due and payable without presentment, demand, protest, or further notice of any kind.

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

As a result of the Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending December 31, 2023 as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the Sixth Amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue. It is probable that the Company will not be in compliance with certain debt covenants at subsequent measurement dates. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet as of December 31, 2023.

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

NOTE 12 - OTHER NONCURRENT LIABILITIES

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company’s incurs construction costs. We received the first payment in January 2022, with additional payments received during fiscal 2023 and the nine months ended December 31, 2023. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount was included in the Company’s condensed consolidated balance sheets as a noncurrent liability as of December 31, 2023 and March 31, 2023 for $3.1 million and $1.2 million, respectively.

Stadco entered into the Payment Agreement with the Department of Water and Power of the City of Los Angeles, the “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of December 31, 2023 and March 31, 2023 for $0.2 million and $1.3 million, and $0.2 million, and $1.5 million, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	December 31, 2023	March 31, 2023
Finance lease:
Right of use asset – operating lease	$6,629,396	$6,629,396
Right of use asset – finance leases	65,016	65,016
Amortization	(1,544,514)	(1,033,474)
Right of use asset, net	$5,149,898	$5,660,938
Lease liability – operating lease	$5,301,394	$5,819,365
Lease liability – finance leases	21,459	36,336
Total lease liability	$5,322,853	$5,855,701

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the nine months ended:	December 31, 2023	December 31, 2022
Operating lease amortization	$498,108	$480,817
Finance lease amortization	$12,932	$16,334
Finance lease interest	$681	$1,171

Weighted average lease term and discount rate at:	December 31, 2023	December 31, 2022
Lease term (years) – operating lease	6.50	7.58
Lease term (years) – finance lease	2.25	1.00
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	4.5%

Supplemental cash flow information related to leases for the nine months ended:	December 31, 2023	December 31, 2022
Cash used in operating activities	$704,101	$612,411
Cash used in financing activities	$14,877	$31,058

Maturities of lease liabilities at December 31, 2023 for the next five years and thereafter:

2024	$948,701
2025	948,701
2026	941,276
2027	938,802
2028	938,802
Thereafter	1,407,542
Total lease payments	$6,123,824
Less: imputed interest	800,971
Total	$5,322,853

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjustable annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2023 for future executive salaries and bonus was approximately $0.6 million. The aggregate commitment at December 31, 2023 for accrued payroll, vacation and holiday pay was approximately $0.9 million for the remainder of our employees.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. For the three and nine months ended December 31, 2023, the Company contributed $21,194 and $64,191, respectively, and for the three and nine months ended December 31, 2022, the Company contributed $19,233 and $63,354, respectively.

Legal Proceeding

On October 30, 2023, a former employee filed suit against Stadco asserting individual wage and hour claims, claims for age and disability discrimination under California law, and a collective action on behalf of all non-exempt Stadco employees pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.], to impose civil penalties for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The claim is in early stages, and has been stayed pending completion of mediation, currently scheduled for June 26, 2024. The amount of any loss or exposure cannot be reasonably estimated at this date. The former employee’s individual claims will be subject to private arbitration, while the PAGA claim is not subject to arbitration.

NOTE 15 – SEGMENT INFORMATION

The Company has two wholly owned subsidiaries, Ranor and Stadco, that are reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All of the Company’s operations, assets, and customers are located in the U.S.

Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other precision industrial customers. However, both segments have separate operating, engineering, and sales teams. The CODM, or our Chief Executive Officer, evaluates the performance of our segments based upon, among other things, segment net sales and operating profit. Segment operating profit excludes general corporate costs. Corporate costs include executive and director compensation, stock-based compensation, and other corporate and administrative expenses not allocated to the segments. The segment operating profit metric is what the CODM uses in evaluating our results of operations and the financial measure that provides insight into our overall performance and financial position. The following table provides summarized financial information for our segments:

	Three Months Ended		Nine Months Ended
	Decemebr 31,		Decemebr 31
	2023	2022	2023	2022
Net Sales
Ranor	$4,296,471	$4,735,459	$13,291,315	$14,395,043
Stadco	3,369,497	3,591,886	9,942,644	9,531,306
Intersegment elimination	(16,305)	—	(242,970)	—
Net sales from external customers	7,649,663	8,327,345	22,990,989	23,926,349
Operating (loss) income
Ranor	1,014,681	1,334,565	2,561,885	4,077,962
Stadco	(514,067)	(561,291)	(1,741,331)	(2,775,382)
Corporate and unallocated (1) (2)	(1,496,676)	(498,959)	(2,993,769)	(1,673,697)
Total operating (loss) income	(996,062)	274,315	(2,173,215)	(371,117)
ERTC refundable credits	—	—	—	624,045
Other income	1	254	40,877	40,590
Interest expense	(109,503)	(93,603)	(352,142)	(260,978)
Consolidated (loss) income before income taxes	$(1,105,564)	$180,966	$(2,484,480)	$32,540
Depreciation and amortization:
Ranor			$481,029	$391,172
Stadco			1,277,896	1,275,569
Totals			$1,758,925	$1,666,741
Capital expenditures
Ranor			$2,755,886	$175,873
Stadco			26,460	487,160
Totals			$2,782,346	$663,033
(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments. Prior period segment data is revised to reflect current period updates to unallocated corporate administrative expense.
(2)	For the three and nine months ended December 31, 2023, includes $1.0 million of expenditures for outside advisory services in connection with a potential acquisition.

NOTE 16 – STOCK PURCHASE AGREEMENT

On November 22, 2023, the Company entered into a Stock Purchase Agreement, the “Purchase Agreement” with Doerfer Corporation, an Iowa corporation, or the “Seller”, pursuant to which the Seller has agreed to sell, and the Company has agreed to purchase, all of the issued and outstanding common stock of Votaw Precision Technologies, Inc., an Iowa corporation with all of its operations in Southern California and a wholly owned subsidiary of the Seller, or “Votaw” the “Acquisition”.

The Company’s board of directors unanimously approved the Purchase Agreement, the Acquisition and the other transactions contemplated by the Purchase Agreement.

The total consideration payable by the Company to the Seller in connection with the Acquisition is comprised of: (i) $70,000,000, less the amount of indebtedness and transaction expenses of Votaw, plus the amount of unrestricted cash of Votaw to be paid on the date of the closing of the Acquisition, or the “Closing Date”; (ii) less $200,000 if the Closing occurs on or before December 31, 2023; (iii) plus $15,000,000 to be paid pursuant to a promissory note in six payments of $2,500,000 over the three-year period following the Closing Date, subject to certain working capital adjustments; and (iv) up to $25,000,000 to be paid following the Closing Date if Votaw’s EBITDA for its fiscal year ended October 31, 2024 exceeds $11,175,000 (with the maximum amount of $25,000,000 being payable if EBITDA meets or exceeds $14,100,000).

The Purchase Agreement may be terminated by, among other things, (i) written notice from the Company to the Seller delivered on or prior to the date that is 45 days after the date of the Purchase Agreement, if the Company is dissatisfied, in its sole and absolute discretion, with the results of its ongoing financial, legal or other due diligence investigation of Votaw and (ii) by the Company or the Seller if the Closing has not occurred on or prior to March 31, 2024, or the “Outside Date Termination”, subject to the party terminating having complied with the other required closing conditions.

If the Seller terminates the Purchase Agreement pursuant to the Outside Date Termination, the Company must pay to the Seller a termination fee, as the Seller’s exclusive remedy, consisting of 320,000 shares of the Company’s common stock to be issued into the name of the Seller, or the “Stock Termination Fee”; provided, however, that the Stock Termination Fee will increase by 48,000 additional shares of the Company’s common stock, if the Company fails to (i) issue the Stock Termination Fee to the Seller within 30 calendar days following the Seller’s proper termination of the Purchase Agreement pursuant to the Outside Date Termination, and (ii) file a registration statement to effect the resale of such shares of the Company’s common stock included in the Stock Termination Fee within 30 calendar days following the Seller’s proper termination of the Purchase Agreement pursuant to the Outside Date Termination and/or thereafter use commercially reasonable efforts to cause such registration to become effective as soon as practicable.

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

Overview

On November 22, 2023, the Company entered into a Stock Purchase Agreement with Doerfer Corporation, or the “Seller”, pursuant to which the Seller has agreed to sell, and the Company has agreed to purchase, all of the issued and outstanding common stock of Votaw Precision Technologies, Inc. All of Votaw operations are located in Southern California.

The Votaw acquisition should more than double the Company’s revenue and increase the Company’s already established defense and aerospace presence. Also, as part of the Company’s plan, the current Votaw facilities has available space to physically merge Votaw with our Stadco subsidiary at a single location. The Company believes the transaction will provide a pathway for significant growth.

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

Changes in profitability may occur via adjustments to estimates at completion on individual projects. These adjustments result from increases or decreases to the estimated costs to complete the project. When total estimated costs at completion on a given project change without a corresponding change in the project value, the profitability of that contract may be impacted.

In a multi-project production cycle, changes in profit, both favorable and unfavorable, may be caused by using inputs (direct labor and materials) in ratios different from standard proportions. Possible causes of unfavorable profit variances can be caused by 1) capacity restraints, 2) poor production scheduling, 3) lack of certain types of labor, and 4) materials delivered late or in short supply.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended December 31, 2023.

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

Three Months Ended December 31, 2023 and 2022

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	Three Months Ended		Three Months Ended
	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net sales
Ranor	$4,296	56%	$4,735	57%	$(439)	(9)%
Stadco	3,370	44%	3,592	43%	(222)	(6)%
Intersegment elimination	(16)	—%	—	—%	(16)	nm %
Consolidated Net sales	$7,650	100%	$8,327	100%	$(677)	(8)%
Cost of sales
Ranor	$2,919	38%	$3,056	37%	$(137)	(4)%
Stadco	3,570	47%	3,773	45%	(203)	(5)%
Consolidated Cost of sales	$6,489	85%	$6,828	82%	$(339)	(5)%
Gross profit (loss)
Ranor	$1,377	18%	$1,680	20%	$(303)	(18)%
Stadco	(216)	(3)%	(181)	(2)%	(35)	(19)%
Consolidated Gross profit	$1,161	15%	$1,499	18%	$(338)	(23)%

nm - not meaningful

Net Sales

Consolidated - Period-to-period revenue reflects production performance under new and ongoing contracts with changes in net sales due to varying levels of throughput. For both segments, almost all net sales are to the defense sector, where we have customers in the aerospace, military and shipbuilding industries. Generally, fewer labor hours are expended in the third quarter because of the year-end holiday calendar.

Consolidated net sales were $7.7 million for the three months ended December 31, 2023, or 8% lower when compared to net sales of $8.3 million for the three months ended December 31, 2022. Both segments logged a different mix of products, average selling price, and labor hours when comparable to the same periods in 2022.

Ranor – Net sales were $4.3 million for the three months ended December 31, 2023, a decrease of $0.4 million or 9%, as lower volume more than offset an increase in average selling price. We processed a different mix of products for the U.S. Navy submarine programs in the fiscal 2024 third quarter when compared with the same period a year ago.

Stadco - Net sales were $3.4 million for the three months ended December 31, 2023, a decrease of $0.2 million when compared to the three months ended December 31, 2022, primarily due to lower average selling prices and slightly lower volume.

Cost of Sales and Gross Profit

Consolidated – Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the three months ended December 31, 2023, was $6.5 million, or 5% lower when compared to the three months ended December 31, 2022. The decrease in cost of sales was primarily the result of lower revenue at Ranor and Stadco. Gross profit decreased by $0.3 million, or 5% when compared to the same period a year ago. Gross margin for the three months ended December 31, 2023 was 15.2% compared to 18.0% in the same period a year ago.

Ranor – Cost of sales was lower by $0.1 million when compared to the same period a year ago. Gross profit was lower by $0.3 million when compared to the same period a year ago. A smaller number of direct labor hours were utilized during the fiscal year third quarter, which resulted in under-applied overhead. The change in reported revenue essentially fell directly to the gross profit line.

Stadco – Cost of sales were 5% lower when compared to the same period a year ago. A smaller number of direct labor hours were utilized during the fiscal year third quarter, with lower absorption. Losses totaled $0.2 million for the period, compared with $0.2 million for the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$362	5%	$316	4%	$46	15%
Stadco	298	4%	381	5%	(83)	(22)%
Corporate and unallocated	1,497	19%	528	6%	969	184%
Consolidated SG&A	$2,157	28%	$1,225	15%	$932	76%

December 31, 2022 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated – Total selling, general and administrative expenses for the three months ended December 31, 2023, increased by approximately $932,000, or 76%, primarily due to outside advisory and business development expenses in connection with a potential acquisition.

Ranor – The change for the comparable three-month periods was driven by an increase in compensation, and travel costs, offset in part by lower outside advisory fees and office costs for a net change of $46,000.

Stadco - SG&A expense decreased by approximately $83,000 as spending for compensation, office costs and outside advisory all declined.

Corporate and unallocated – SG&A increased by approximately $1.0 million, due primarily to increased expenditures for outside advisory services in connection with a potential acquisition, and board of director’s stock-based compensation.

Operating (loss) income

	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$1,015	13%	$1,363	16%	$(348)	(26)%
Stadco	(514)	(7)%	(561)	(7)%	47	8%
Corporate and unallocated	(1,497)	(19)%	(528)	(6)%	(969)	(184)%
Operating (loss) income	$(996)	(13)%	$274	3%	$(1,270)	(464)%

Consolidated – As a result of the foregoing, for the three months ended December 31, 2023, we reported an operating loss of $1.0 million. Operating income at Ranor was not enough to offset the operating loss at Stadco and corporate and unallocated expenses.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to lower revenue.

Stadco – Operating losses were smaller as management endeavors to work out utilization and throughput challenges.

Corporate and unallocated – Operating loss reflected SG&A expense which increased by approximately $1.0 million, due primarily to the increased expenditures for outside advisory services and board of director’s stock-based compensation.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	December 31, 2023	December 31, 2022	$ Change	% Change
Other income (expense), net	$1	$254	$(253)	(99)%
Interest expense	$(92,157)	$(80,389)	$(11,768)	(15)%
Amortization of debt issue costs	$(17,346)	$(13,214)	$(4,132)	(31)%

Interest expense increased year over year primarily due to higher interest rates and higher borrowings under the Revolver Loan (as defined below) and lower amounts of interest capitalized. We expect any future interest expense increases will correlate directly with the borrowing levels under the Revolver Loan.

Amortization of debt issue costs increased for the comparable periods as new amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Income Taxes

For the three months ended December 31, 2023, the Company recorded a tax benefit $240,230, compared with tax expense of $46,991 for the three months ended December 31, 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2023 was approximately $2.2 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the three months ended December 31, 2023, we recorded a net loss of $865,334, or $0.10 per share basic and diluted, compared with net income of $133,975 or $0.02 per share basic and $0.01 per share diluted for the three months ended December 31, 2022.

Nine Months Ended December 31, 2023 and 2022

The following table presents net sales, cost of sales and gross profit, consolidated and by reportable segment:

	Nine Months Ended		Nine Months Ended
	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net sales
Ranor	$13,291	58%	$14,395	60%	$(1,104)	(8)%
Stadco	9,943	43%	9,531	40%	412	4%
Intersegment elimination	(243)	(1)%	—	—%	(243)	nm %
Consolidated Net sales	$22,991	100%	$23,926	100%	$(935)	(4)%
Cost of sales
Ranor	$9,364	40%	$8,849	37%	$515	6%
Stadco	10,737	47%	11,022	46%	(285)	(3)%
Consolidated Cost of sales	$20,101	87%	$19,871	83%	$230	1%
Gross profit (loss)
Ranor	$3,703	16%	$5,546	23%	$(1,843)	(33)%
Stadco	(813)	(3)%	(1,491)	(6)%	678	45%
Consolidated Gross profit	$2,890	13%	$4,055	17%	$(1,165)	(29)%

nm – not meaningful

Net Sales

Consolidated – Period-to-period revenue reflects production performance under new and ongoing contracts with changes in net sales due to varying levels of throughput. For the nine months ended December 31, 2023, almost 100% of our sales were to the defense sector, where we have customers in the aerospace, military and shipbuilding industries.

Consolidated net sales were $23.0 million for the nine months ended December 31, 2023, or 4% lower when compared to consolidated net sales for the nine months ended December 31, 2022. Net sales decreased by $1.1 million at Ranor, offset in part by an increase $0.4 million at Stadco. Both segments logged a different proportionate mix of products for the comparable periods.

Ranor – Net sales were $13.3 million for the nine months ended December 31, 2023, a decrease of $1.1 million or 8% lower when compared to the same prior-year period. In the nine months ended December 31, 2023, fewer direct labor hours were charged to projects. Average selling price was higher but note enough to offset lower volume. Also, certain supply chain impacts on customer furnished material were evident during part of the reporting period. The defense backlog remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs continue to flow down from our existing base of prime defense contractors. Backlog at Ranor on December 31, 2023 was $18.5 million.

Stadco - Net sales were $9.9 million for the nine months ended December 31, 2023 compared with net sales of $9.5 million for the nine months ended December 31, 2022, an increase of $0.4 million, or 4%. Direct labor hours charged to projects was virtually even with the prior year period. We are making incremental improvements with throughput on projects where revenue is recognized over time. In the nine months ended December 31, 2023, average selling price was higher and more than offset a lower number of labor hours. The defense backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow down from our existing customer base of prime defense contractors. Stadco’s backlog was $32.3 million as of December 31, 2023.

Cost of Sales and Gross Profit

Consolidated – Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the nine months ended December 31, 2023, was $20.1 million, or 1% higher compared to the nine months ended December 31, 2022. Gross profit decreased by $1.2 million, or 29% when compared to the same period a year ago. Gross margin for the nine months ended December 31, 2023 was 12.6% compared to 16.9% in the same period a year ago.

Ranor – Gross profit decreased by $1.8 million or 33% due primarily to lower revenue and higher cost of sales. We realized fewer direct labor hours of input for the nine months ended December 31, 2023 due to employee turnover and training and factory overhead was under-applied to our work-in-progress.

Stadco – Gross profit was negative for the nine months ended December 31, 2023. Our losses narrowed by 45% when compared to the nine months ended December 31, 2022. Production problems related to equipment down-time were resolved in the first quarter of fiscal 2024. Absorption improved when compared to the same period a year ago. Work force utilization can slowly improve over-time with a favorable project mix and more direct labor hours charged to projects.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$1,141	5%	$1,189	5%	$(48)	(4)%
Stadco	928	4%	1,285	5%	(357)	(28)%
Corporate and unallocated	2,994	13%	1,953	8%	1,041	53%
Consolidated SG&A	$5,063	22%	$4,427	18%	$636	14%

December 31, 2022 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated - Total selling, general and administrative expenses for the nine months ended December 31, 2023 increased by approximately $636,000, or 14% due primarily to corporate outside advisory and business development expenses in connection with a potential acquisition.

Ranor – A decrease in outside advisory fees and office costs of $126,000 was offset in part by an increase in compensation and payroll taxes of approximately $78,000 for the comparable nine-month periods. The prior year nine-month period includes a one-time fee for services rendered in connection with securing the Employee Retention Tax Credit refund.

Stadco - SG&A expense for the nine months ended December 31, 2023, decreased by approximately $357,000 in the aggregate for compensation, a result of staff reductions, and outside advisory and office costs.

Corporate and unallocated - SG&A increased by approximately $1.0 million, due primarily for outside advisory and business development expenses in connection with a potential acquisition.

Operating (loss) income

	December 31, 2023		December 31, 2022		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$2,562	11%	$4,357	18%	$(1,795)	(41)%
Stadco	(1,741)	(8)%	(2,775)	(12)%	1,034	37%
Corporate and unallocated	(2,994)	(13)%	(1,953)	(8)%	(1,041)	(53)%
Operating loss	$(2,173)	(10)%	$(371)	(2)%	$(1,802)	(486)%

Consolidated - As a result of the foregoing, for the nine months ended December 31, 2023, we reported an operating loss of $2.2 million, or $1.8 million higher than the operating loss for the nine months ended December 31, 2022. Operating income at Ranor was not enough to offset the corporate expenses and operating losses at Stadco.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to lower revenue and higher cost of sales.

Stadco – Operating losses were smaller as certain projects with production issues, including equipment downtime, were resolved early in the nine-month period. Revenue growth and better throughput must be achieved to eliminate recurring losses at Stadco.

Corporate and unallocated – Operating loss reflected the increase in SG&A due primarily from outside advisory and business development expenses.

Other Income (Expense), net

The following table presents other income (expense) for the nine months ended:

	December 31, 2023	December 31, 2022	$ Change	% Change
Other income (expense), net	$40,877	$40,590	$287	1%
Interest expense	$(297,321)	$(221,017)	$(76,304)	(35)%
Amortization of debt issue costs	$(54,821)	$(39,961)	$(14,860)	(37)%

Interest expense under the Revolver Loan (as defined below) was higher by $93,946 when compared with the nine months ended December 31, 2022 due primarily to higher interest rates and higher amounts borrowed. We expect that future interest expense increases will likely correlate directly with borrowing levels under the Revolver Loan. Capitalized interest was also $18,642 higher when compared to the same period a year ago.

Amortization of debt issue costs for the nine months ended December 31, 2023 was higher when compared to nine months ended December 31, 2022, as new amortization periods commenced in December 2022 for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Other income, net for the nine months ended December 31, 2023 includes a gain from the sale of fixed assets for $40,399. Other income, net, in the table above, for the nine months ended December 31, 2022, includes income for the change in fair value for contingent consideration of $63,436 and other tax rebates for $33,223, offset in part by the fair value of the stock issued for $56,310 in connection with the Stadco acquisition.

Income Taxes

For the nine months ended December 31, 2023, the Company recorded a tax benefit of $563,358, compared with a tax expense of $8,786 for the nine months ended December 31, 2022.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2023 was approximately $2.2 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. In recognition of this risk, we continue to provide a valuation allowance on these items. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in the Company’s effective tax rate.

Net (Loss) Income

As a result of the foregoing, for the nine months ended December 31, 2023, we recorded a net loss of $1.9 million, or $0.22 per share basic and diluted, compared with net income of $23,754, or $0.00 per share basic and diluted for the nine months ended December 31, 2022.

Liquidity and Capital Resources

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. For the nine months ended December 31, 2023 we reported a net loss of $1.9 million.

As of December 31, 2023, we had $2.8 million in total available liquidity, consisting of $0.4 million in cash and cash equivalents, and approximately $2.4 million in undrawn capacity under our Revolver Loan. At of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our Revolver Loan.

The Company is the borrower under the amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. which was amended on December 20, 2023. On that date, Ranor and certain affiliates of the Company entered into a Sixth Amendment to the Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”. There was $7.6 million outstanding under the agreement on December 31, 2023. The original maturity date of the revolver loan under the Loan Agreement is December 20, 2023. Berkshire Bank agreed to extend the maturity date to March 20, 2024.

In addition to extending the maturity date of the revolver loan, the sixth amendment limits the amount of proceeds borrowed to $1.0 million in the aggregate for due diligence and professional costs incurred prior to March 20, 2024 in connection with any potential acquisitions. The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending December 31, 2023. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet as of December 31, 2023.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, amending our facility, renewing our revolver loan, or entering into one or more alternative facilities.

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

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, compliance with debt covenants, and the expected debt covenant violation at subsequent compliance dates raise substantial doubt about our ability to continue as a going concern within one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

There was approximately $2.6 million outstanding under the Revolver Loan at December 31, 2023, as the Company borrowed more at higher rates to finance working capital requirements. Interest paid and accrued under the Revolver Loan was $116,844 for the nine months ended December 31, 2023. The weighted average interest rate at December 31, 2023 was 7.54%. At December 31, 2023 our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. Working capital was $5.6 million at March 31, 2023.

The table below presents selected liquidity and capital measures at:

	December 31,	March 31,	Change
(dollars in thousands)	2023	2023	Amount
Cash and cash equivalents	$391	$534	$(143)
Working capital	$(1,391)	$5,559	$(6,950)
Total debt	$7,565	$6,113	$1,452
Total stockholders’ equity	$12,835	$14,594	$(1,759)

The next table summarizes changes in cash by primary component in the cash flows statements at:

	December 31,	December 31,	Change
(dollars in thousands)	2023	2022	Amount
Operating activities	$1,180	$871	$309
Investing activities	(2,720)	(1,261)	(1,459)
Financing activities	1,397	(346)	1,743
Net decrease in cash	$(143)	$(736)	$593

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

Cash provided by operating activities for the nine months ended December 31, 2023 was approximately $1.2 million. In addition to customer advances and progress payments, cash provided by operating activities included reimbursements under a certain customer project program. The sum of these customer payments was partially offset by payments for obligations for goods and services that had been acquired on open account from suppliers.

Cash provided by operating activities for the nine months ended December 31, 2022 was $0.9 million, as customer cash advances and collections exceeded cash outflows on both short and long duration projects in-progress.

Investing activities

For the nine months ended December 31, 2023, we invested $2.8 million in new factory machinery and equipment, primarily on the construction and installation of equipment for contract project work with a certain customer at our Ranor segment. We invested approximately $1.3 million in new factory machinery and equipment for the first nine months of fiscal 2023.

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

Financing activities

For the nine months ended December 31, 2023 we drew down $10.2 million of proceeds under the Revolver Loan and repaid $8.3 million during the same period. We also used approximately $0.5 million of cash to pay down debt principal and make periodic lease payments.

For the nine months ended December 31, 2022, we drew down $6.7 million of proceeds under the Revolver Loan and repaid $6.5 million during the same period. We also used $0.5 million of cash to pay down debt principal and make periodic lease payments and pay off certain lease obligations.

All of the above activity resulted in a net decrease in cash of $143,229 for the nine months ended December 31, 2023 compared with a net decrease in cash of $735,954 for the nine months ended December 31, 2022.

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

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank under the Stadco Term Loan. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021, at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco is required to make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

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

Under the Loan Agreement, Berkshire Bank also makes available to Ranor the Revolver Loan, which has a maximum principal amount available of $5.0 million. There was approximately $2.6 million and $0.7 million outstanding under the Revolver Loan at December 31, 2023 and March 31, 2023, respectively.

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

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending December 31, 2023 as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on December 31, 2023:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.6 million, and, because of current and probable future debt covenant violations, are classified as current in the condensed consolidated balance sheets. Otherwise, except for $2.6 million due under the expiring revolver loan in March 2024, approximately $0.6 million is due annually for each of the next four years, plus a balloon payment of $2.0 million in year four (December 2027) and $0.4 million due in year five.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $6.0 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $6.1 million for buildings through 2030, with approximately $0.9 million due annually for each of the next six years, and $0.5 million due in year seven.

There are no off-balance sheet arrangements as of December 31, 2023.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $0.9 million and $1.9 million for the three and nine months ended December 31, 2023. EBITDA, a non-GAAP financial measure, was negative for the three and nine months ended December 31, 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the three and nine months ended:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Net (loss) income	$(865)	$134	(999)	$(1,921)	$24	$(1,945)
Income tax (benefit) expense	(240)	47	(287)	(563)	9	(572)
Interest expense (1)	109	94	15	352	261	91
Depreciation and amortization	631	550	81	1,759	1,667	92
EBITDA	$(365)	$825	(1,190)	$(373)	$1,961	$(2,334)
(1)	Includes amortization of debt issue costs.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified two material weaknesses in our internal control over financial reporting as of March 31, 2023, which still exists at December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, management identified the following material weaknesses:

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

Under our remediation plan, management has engaged a valuation specialist with the requisite knowledge to perform all required valuations for all potential acquisitions of businesses, and a tax specialist with the requisite knowledge to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings

On October 30, 2023, the Company and one of its employees were named as defendants in an action alleging individual claims of discrimination and wage and hour violations, along with representative wage and hour claims brought pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.] in California Superior Court for the County of Los Angeles. In the complaint, captioned Ibarra v. Stadco (LASC Case No. 23STCV26591), a former employee of Stadco, seeks to recover alleged damages (including backpay from his date of termination and emotional distress), unpaid underpaid wages, penalties, attorney’s fees and costs of suit on his own behalf based on allegations of age and disability discrimination and wage and hour violations. The former employee’s individual claims will be subject to private arbitration. In addition, the former employee seeks to recover civil penalties under PAGA on behalf of a group of similarly situated aggrieved employees based upon all paychecks issues since July 21, 2022, together with his attorney’s fees and costs of suit, for certain violations of the California Labor Code. For purposes of this action, “aggrieved employees” means all non-exempt employees of Stadco in California since July 21, 2022. The PAGA claim may not be privately arbitrated and any settlement must be approved by the court. Stadco has retained outside legal counsel to defend this action. The parties have stipulated to stay the action pending completion of mediation, currently scheduled for June 26, 2024.

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

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement with Berkshire Bank (the “Loan Agreement”). The Company has determined that it was not in compliance with the financial covenants in the Loan Agreement as of December 31, 2023. Additionally, our management believes it is probable that the Company will not be in compliance with these financial covenants in future periods. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

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

There was $7.6 million outstanding under the Loan Agreement on December 31, 2023. Berkshire Bank is the lender under the Loan Agreement and has agreed to extend the maturity date of the revolver loan to March 20, 2024. The original maturity date of the revolver loan under the loan agreement was December 20, 2023.

In addition to extending the maturity date of the revolver loan, the Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending December 31, 2023. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

Our ability to complete the acquisition of Votaw Precision Technologies is subject to closing conditions, including the receipt of consents and approvals from third parties, which may not be satisfied in a timely manner, or at all.

Our acquisition of Votaw Precision Technologies (“Votaw”) is subject to a number of closing conditions as specified in the stock purchase agreement dated November 22, 2023 by and between us and Doerfer Corporation. These include, among others, the absence of governmental restraints or prohibitions preventing the consummation of the acquisition. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events could have a material adverse effect on our results of operations, cash flows, financial condition and/or the trading price of our common stock.

We may not achieve the intended benefits of our planned acquisition of Votaw, and the acquisition may disrupt our current plans or operations.

We may not be able to successfully integrate Votaw’s business and assets or otherwise realize the expected benefits of the transaction, including anticipated annual operating cost to the extent currently anticipated, or at all. To realize these anticipated benefits, our business and Votaw’s business must be successfully combined, which is subject to our ability to consolidate operations, corporate cultures and systems and our ability to eliminate redundancies and costs. Difficulties in integrating Votaw into our operations may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; difficulties in the assimilation of employees and corporate cultures; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition. If we are not successful in integrating Votaw’s business and assets or otherwise fail to realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the acquisition of Votaw, our results of operations, cash flows and financial condition may be materially adversely affected.

Whether or not it is completed, the announcement and pendency of the acquisition of Votaw could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not it is completed, the announcement and pendency of the acquisition of Votaw could cause disruptions in our business; and our and Votaw’s current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect the ability to retain key employees; and uncertainty regarding the completion of the acquisition may cause customers, suppliers, distributors, vendors, strategic partners or others to delay or defer entering into contracts, make other decisions or seek to change or cancel existing business relationships; and the attention of management may be directed toward the completion of the acquisition. If the acquisition is not completed, we will have incurred significant costs and diverted management resources, for which we will have received little or no benefit.

We are expected to incur substantial expenses related to the acquisition of Votaw and the integration of Votaw’s business with ours.

We expect to incur substantial expenses in connection with the integration of our business with Votaw and its affiliates. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and Votaw’s businesses will continue to maintain a presence in Westminster, Massachusetts and Southern California, respectively. Some of these costs will be non-recurring expenses related to the acquisition itself, including legal and accounting costs and systems consolidation costs. We may also incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs.

Item 5.    Other Information.

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
2.1*	Stock Purchase Agreement, dated November 22, 2023, by and between TechPrecision Corporation and Doerfer Corporation	8-K	000-51378	November 29, 2023	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2023, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	January 5, 2024	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

* Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

February 29, 2024	By:	/s/ Barbara M. Lilley
Barbara M. Lilley
Chief Financial Officer