Form 10-K
period 2024-03-31
TECHPRECISION CORP
filed 2024-09-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

☐      Yes      ☒      No

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

☐      Yes      ☒      No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53.0 million.

The number of shares outstanding of the registrant’s common stock as of September 12, 2024 was 9,619,232.

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

We have two wholly owned subsidiaries that are each reportable segments: Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, Segment Information, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”.

Termination of the Votaw Acquisition

On November 22, 2023 we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Doerfer Corporation (the “Seller”), pursuant to which, we would acquire all of the issued and outstanding common stock of Votaw Precision Technologies, Inc. (“Votaw”), and after giving effect to such purchase, Votaw was to become a wholly owned subsidiary of the Company.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would be unable to close on the acquisition. On April 2, 2024, the Seller delivered to us written notice of its election to terminate the Purchase Agreement under Section 7.01(f) effective immediately. Pursuant to Section 7.01(f) of the Purchase Agreement, in the event that the Closing (as defined in the Purchase Agreement) had not occurred by the Outside Date (as defined in the Purchase Agreement) either the Company or the Seller had the right to terminate the Purchase Agreement, subject to the party terminating having complied with the other required closing conditions.

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f) therein, the Company was required to pay to the Seller a termination fee, as the Seller’s exclusive remedy, consisting of 320,000 shares of the Company’s common stock issued into the name of the Seller (the “Stock Termination Fee”). The Purchase Agreement includes a provision that the Stock Termination Fee is increased by 48,000 additional shares of the Company’s common stock under certain circumstances, including if the Company fails to use commercially reasonable efforts to cause a registration statement to effect the resale of the shares composing the Stock Termination Fee to become effective as soon as practicable.

On April 29, 2024, we issued 320,000 shares of the Company’s common stock as the Stock Termination Fee. On May 2, 2024, the Company filed a registration statement on Form S-1, related to the offer and resale by the Seller of up to 320,000 shares of our common stock that were issued to the Seller as the Stock Termination Fee, which cannot be declared effective by the Securities and Exchange Commission until we have filed all of the required financial statements, including our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

See Note 17, Subsequent Events, to our consolidated financial statements included in Item 8 and Item 1A, “Risk Factors,” for additional information on the Stock Termination Fee.

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

On August 25, 2021, the Company completed its acquisition of Stadco, a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On August 25, 2021, pursuant to the stock purchase agreement, and upon the terms and subject to the conditions therein, the Company, through Stadco New Acquisition, LLC, acquired all of the issued and outstanding capital stock of Stadco from Stadco Acquisition, LLC. As a result, Stadco is now our wholly owned indirect subsidiary.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2024, or “fiscal 2024”, one supplier accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2023, or “fiscal 2023”, one supplier accounted for 10% or more of our purchased material.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2024 and fiscal 2023.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated approximately 93% and 96% of our total revenue in fiscal 2024 and fiscal 2023, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2024 and fiscal 2023 was a prime defense contractor and accounted for 28% and 20% of our net sales, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense, security, and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also manufacture large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters. We have also served customers who supply components to the nuclear power industry.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources. The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2024 and 2023 are displayed in the table below:

(dollars in thousands)	2024		2023
Net Sales	Amount	Percent	Amount	Percent
Defense	$31,406	99%	$30,935	98%
Precision Industrial	$185	1%	$497	2%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in either fiscal 2024 or fiscal 2023:

(dollars in thousands)	2024			2023
Net Sales	Amount		Percent	Amount		Percent
Defense Customer 1		$9,050	28%		$6,352	20%
Defense Customer 2	$	*	* %		$4,780	15%
Defense Customer 3		$3,831	12%		$3,249	10%
Defense Customer 4		$3,258	10%	$	*	* %
Defense Customer 5		$3,320	10%		$5,839	19%

* Less than 10% of total

On March 31, 2024, we had a backlog of orders totaling $50.0 million. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog on March 31, 2023 was $44.0 million.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that pertain to the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently in compliance with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2024 and 2023 were not material.

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

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2024 and 2023 were not material.

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

As of March 31, 2024, we had 162 employees, of whom all are full time employees. At Ranor and Stadco, 20 and 19 employees are salaried, and 67 and 56 employees are hourly, respectively. None of our employees are represented by a labor union.

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

Risks Related to Our Business and Industry

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement with Berkshire Bank (the “Loan Agreement”). The Company has determined that it was not in compliance with the financial covenants in the Loan Agreement as of March 31, 2024. Additionally, our management believes it is probable that the Company will not be in compliance with these financial covenants in future periods. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

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

There was $7.6 million outstanding under the Loan Agreement on March 31, 2024. Berkshire Bank is the lender under the Loan Agreement and has agreed to extend the maturity date of the revolver loan to January 15, 2025. The original maturity date of the revolver loan under the loan agreement was December 20, 2023. While the maturity date of the revolver loan has been extended, it is due within the next 12 months and, if we are not able to renew or further extend the maturity date of the revolver loan, we will need to raise additional funds in order meet our obligations with respect to the revolver loan and sustain our operations.

In addition to extending the maturity date of the revolver loan, the Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement because of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending March 31, 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

In the event that the lender accelerates the repayment of this indebtedness as the result of one or more breaches of covenant or the maturity date of the revolver loan is not renewed or further extended, we do not expect to have funds available to repay these amounts in full unless we raise additional funds or find alternate financing, which, along with the uncertainty associated with the recurring operating losses at Stadco, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. The consequences of any default, waiver or forbearance, or the securing of additional equity financing, could materially and adversely affect our business, financial condition, and results of operations.

We may pursue acquisitions and other strategic transactions and/or investments to compliment or expand our business that may not be successful.

From time to time, we may explore opportunities to purchase or invest in other businesses or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful.

Whether or not completed, the announcement and pendency of the potential acquisitions could cause disruptions in our business; and current and prospective employees may experience uncertainty about their future roles, which might adversely affect the ability to retain key employees; and uncertainty regarding the completion of the acquisition may cause customers, suppliers, distributors, vendors, strategic partners or others to delay or defer entering into contracts, make other decisions or seek to change or cancel existing business relationships; and the attention of management may be directed toward the completion of the acquisition.

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

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the year ended March 31, 2024, our four largest customers accounted for approximately 61% of our revenue. For the year ended March 31, 2023, our four largest customers accounted for approximately 64% of our revenue. In addition, our backlog on March 31, 2024 and 2023 was $50.0 million and $44.0 million, respectively, of which 76% and 83% was attributable to four customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, our largest customer in the fiscal years ended March 31, 2024 and 2023 accounted for 28% and 20%, respectively, of our revenue for both years. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

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

Because certain of our products are used in a variety of military applications, including ships, submarines and helicopters, we derive most of our revenue from the defense industry. In fiscal 2024 and 2023, approximately 99% and 98% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. It is also possible that Russia’s invasion of Ukraine causes a reorientation of US defense spending away from the naval submarine programs from which we derive substantial portions of our revenue towards land-based military projects, which could involve fewer programs in which our products would be needed. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

Risks Related to our Common Stock

If we fail to regain compliance with The Nasdaq Stock Market’s listing standards, our common stock could be delisted from Nasdaq.

As a listed Nasdaq Stock Market (“Nasdaq”) company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our board of directors and committees thereof, the minimum bid price of our common stock and minimum stockholders’ equity. Nasdaq also has rules governing the timely filing of periodic reports we have received notices from the Listing Qualifications Department of Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Requirement”) because we had not timely filed our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (the “Q3 2024 10-Q”), our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “FY 2024 10-K”) and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (the “Q1 2025 10-Q”) with the SEC on or before the applicable period provided for each filing. While we have filed our Q3 2023 10-Q and our FY 2024 10-K, our Q1 2025 10-Q has not yet been filed with the SEC and we will not regain compliance with the Timely Filing Requirement until our Q1 2025 10-Q has been filed with the SEC. The failure to meet any Nasdaq requirements may result in the delisting of our common stock from Nasdaq, which could adversely affect the liquidity and market price of our common stock.

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

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

On July 2, 2024, our board of directors received notice from a stockholder of the stockholder’s intention to nominate two nominees to stand for election to our board of directors at our 2024 annual meeting of stockholders. A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

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

The number of shares of common stock we have registered for resale and the number of shares we expect to register for resale in the future are significant in relation to the number of our outstanding shares of common stock.

We filed a Registration Statement on January 7, 2022, which was declared effective on January 18, 2022, to register the resale of shares of our common stock into the public market by certain stockholders that acquired shares of our common stock in transactions not registered under the Securities Act. In addition, we are obligated to register for resale the Stock Termination Fee and the shares of common stock that could be sold by participants in the July Private Placement (as defined below), including shares underlying PIPE Warrants (as defined below). These shares represent a significant number of shares of our total number of issued and outstanding shares of common stock. The resale by these stockholders of a significant number of these shares, or the perception in the public markets that such selling securityholders may sell all or a portion of such securities, could depress the market price of our Common Stock during the period the applicable registration statement remains effective.

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

We have identified certain material weaknesses in our internal control over financial reporting, resulting from control deficiencies related to 1) an insufficient complement of Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded, 2) initial purchase accounting and fair value accounting associated with the Stadco acquisition, and 3) adjustments related to tax accounting for a deficient analysis of the valuation allowance. If we fail to maintain effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. For example, in connection with the audit of our financial statements as of and for the year ended March 31, 2024, we identified three material weaknesses in our internal control over financial reporting. The material weaknesses we identified pertain to (i) initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco, (ii) our failure to maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis, and (iii) we did not maintain a sufficient complement resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded prior to closing the books. See “—Material Weakness” and “—Management’s Remediation Plan” in the section titled “Item 9A. Controls and Procedures” for more details concerning this material weakness.

While we have taken steps to enhance our internal control environment, we have addressed the underlying cause of the material weaknesses with the implementation of additional controls including those designed to raise the level of precision of management review controls to gain additional assurance regarding the timely completion of our quality control procedures. The steps we have taken to date were not sufficient to remediate these material weaknesses or to avoid the identification of other material weaknesses in the future. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We and our subsidiaries currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. Our IT staff along with the third-party providers and outsourced IT services monitor and address cybersecurity related risks, including installing software for threat protection and malware. Our IT staff and such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.

We continue to work with outside counsel and third - party service providers to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report. We maintain a cyber liability insurance policy. However, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

Governance

Our Chief Executive Officer is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from our IT staff and third-party service providers. Our IT staff at both Ranor and Stadco oversee their respective cybersecurity processes on a day-to-day basis, including those described under the heading “Cybersecurity Risk Management and Strategy” above, and escalate matters to our Chief Executive Officer as appropriate.

Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Our Chief Executive Officer provides periodic briefings to the audit committee of our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit committee provides regular updates to the board of directors on such reports.

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

On October 30, 2023, the Company and one of its employees were named as defendants in an action alleging individual claims of discrimination and wage and hour violations, along with representative wage and hour claims brought pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.] in California Superior Court for the County of Los Angeles. In the complaint, captioned Ibarra v. Stadco (LASC Case No. 23STCV26591), a former employee of Stadco, sought to recover alleged damages (including backpay from his date of termination and emotional distress), unpaid underpaid wages, penalties, attorney’s fees and costs of suit on his own behalf based on allegations of age and disability discrimination and wage and hour violations. The former employee’s individual claims would have been subject to private arbitration. In addition, the former employee seeks to recover civil penalties under PAGA on behalf of a group of similarly situated aggrieved employees based upon all paychecks issues since July 21, 2022, together with his attorney’s fees and costs of suit, for certain violations of the California Labor Code. For purposes of this action, “aggrieved employees” means all non-exempt employees of Stadco in California since July 21, 2022. The PAGA claim may not be privately arbitrated and any settlement must be approved by the court. Stadco has retained outside legal counsel to defend this action. The parties participated in a mediation on June 26, 2024, and were able to reach a resolution within the Company’s expectations. Final settlement payment on the individual claims was due and paid in August, 2024. No hearing date has been set for approval of the PAGA settlement, which has not been finalized in a long-form agreement at this time.

Item 4.       Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	62	Chief Executive Officer
Barbara M. Lilley	65	Chief Financial Officer

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014 and became a director on our board of directors on September 15, 2022. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution. Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011 and served as Chief Executive Officer of Ryerson Mexico & Vice President - International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility. Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc. His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures. Mr. Shen holds a B.S. in Engineering from Michigan State University.

Barbara Lilley became our Chief Financial Officer in July 2023. Ms. Lilley served as Controller of Ranor, Inc., one of the Company’s operating subsidiaries since June 2016. Prior to joining the Company, Ms. Lilley served as Controller of Materials Systems, Inc., a worldwide supplier of a range custom-designed products from acoustic transducers for underwater sonar to industrial ultrasound systems, from 2011 through 2015, and as Accounting Manager at Lewcott Corporation, a specialty chemical and materials technology company, from 2008 to 2011. Ms. Lilley received her Bachelor of Science/Business Administration with an Accounting major from Nichols College.

There are no family relationships among any directors or executive officers.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “TPCS”.

As of June 30, 2024, there were 52 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity and Capital Resources”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, the conflicts in Eastern Europe and the Middle East, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;

●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions on our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates;
●	unexpected costs, charges or expenses resulting from the recently terminated Stock Purchase Agreement; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Recent Developments

Termination of Votaw Acquisition

On November 22, 2023 we and the Seller, entered into the Purchase Agreement, pursuant to which, we would acquire all of the issued and outstanding common stock of Votaw, and after giving effect to such purchase, Votaw was to become our wholly owned subsidiary.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would be unable to close on the acquisition. On April 2, 2024, the Seller delivered to the Company written notice of its election to terminate the Purchase Agreement under Section 7.01(f) effective immediately. Pursuant to Section 7.01(f) of the Purchase Agreement, in the event that the Closing had not occurred by March 31, 2024, either we or the Seller had the right to terminate the Purchase Agreement, subject to the party terminating having complied with the other required closing conditions.

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f), the Company was required to pay to the Seller the Stock Termination Fee. Under the Purchase Agreement, the Stock Termination Fee can increase by 48,000 additional shares of the Company’s common stock under certain conditions, including if the Company fails use commercially reasonable efforts to cause a registration statement to effect the resale of the shares of common stock composing the Stock Termination Fee to be declared effective by the Securities and Exchange Commission as soon as practicable. Such registration was filed with the Securities and Exchange Commission on May 2, 2024, but cannot be declared effective until we have filed all of the required financial statements with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

On April 29, 2024, we issued 320,000 shares of our common stock as the Stock Termination Fee.

Amendments to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds. Through May 20, 2024, Ranor utilized a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5.0 million or (b) the sum of (i) 80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment”, with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amends the maximum principal amount of the Revolver Loan from $5,000,000 to $4,500,000; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

Read about the Berkshire Bank Loans under the “Liquidity and Capital Resources” section below, for a discussion of the amended debt agreement and its impact on the Company’s liquidity and on-going operations.

July Private Placement

On July 3, 2024, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”), with certain accredited investors (the “PIPE Purchasers”) pursuant to which we agreed to sell in a private placement (the “July Private Placement”) at an aggregate purchase price of $2,298,045, (i) 666,100 shares of our common stock (the “PIPE Shares”), and (ii) common stock purchase warrants to purchase up to 666,100 shares of our common stock (the “PIPE Warrants”). The combined purchase price for one PIPE Share and one PIPE Warrant was $3.45. The purpose of the July Private Placement was to raise working capital for use by the Company. The closing of the July Private Placement occurred on July 8, 2024 (the “PIPE Closing Date”). Placement agent fees totaled $126,014.

Pursuant to the PIPE Agreement, we have agreed to have a registration statement registering for resale the PIPE Shares and the shares underlying the PIPE Warrants declared effective with 60 days of the PIPE Closing Date. If such registration statement is not declared effective in a timely manner, we will be subject to liquidated damages as described in the PIPE Agreement.

Overview

Through our two wholly-owned subsidiaries, Ranor and Stadco, each of which is a reportable segment, we offer a full range of services required to transform raw materials into precision finished products. Our manufacturing capabilities include fabrication operations (cutting, press and roll forming, assembly, welding, heat treating, blasting, and painting) and machining operations including CNC (computer numerical controlled) horizontal and vertical milling centers. We also provide support services to our manufacturing capabilities: manufacturing engineering (planning, fixture and tooling development, manufacturing), quality control (inspection and testing), materials procurement, production control (scheduling, project management and expediting) and final assembly.

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

Reverse Stock Split and Listing on the Nasdaq Capital Market

All information regarding our equity securities has been adjusted on a retrospective basis, to reflect the reverse stock split effected on February 24, 2023, as if it had been effective from the beginning of the earliest period presented, unless otherwise stated. Also, as previously disclosed, on May 5, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “TPCS”.

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

Sales to defense market customers have generated the largest proportion of our revenues from both of our reportable segments for the last two fiscal years, and we expect sales to defense customers to be our strongest market during the fiscal year ending March 31, 2025, or “fiscal 2025”, as well.

Precision Industrial

The customers within this market are impacted primarily by general economic conditions which may include changes in consumer consumption or demand for commercial construction for infrastructure. We serve several different customers in our precision industrial group. For example, we have built a range of components for customers in the power generation markets and large-scale medical device markets.

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

Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our provision for losses at March 31, 2024 and 2023 was $0.3 million and $0.1 million, respectively, with approximately 92% and 76% of the totals related to customer projects at our Stadco reportable segment, and the remaining amounts at our Ranor segment.

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

Fiscal Years Ended March 31, 2024 and 2023

The following table presents net sales, gross profit, and gross margin, consolidated and by reportable segment:

	2024		2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Net Sales
Ranor	$17,821	56%	$19,182	61%	$(1,361)	(7)%
Stadco	14,567	46%	12,250	39%	2,317	19%
Intersegment elimination	(797)	(2)%	—	—%	(797)	nm %
Consolidated Net sales	$31,591	100%	$31,432	100%	$159	1%
Cost of Sales
Ranor	$13,273	42%	$12,205	39%	$1,068	9%
Stadco	14,997	47%	14,323	45%	674	5%
Intersegment elimination	(797)	(2)%	—	—%	(797)	nm %
Consolidated Cost of sales	$27,473	87%	$26,528	84%	$945	4%
Gross Profit (Loss)
Ranor	$4,548	14%	$6,977	22%	$(2,429)	(35)%
Stadco	(430)	(1)%	(2,073)	(6)%	1,643	79%
Consolidated Gross profit	$4,118	13%	$4,904	16%	$(786)	(16)%

nm - not meaningful

Net Sales

Consolidated - Period-to-period revenue reflects production performance under new and ongoing contracts with changes in net sales due to varying levels of throughput. For the twelve months ended March 31, 2024, 99% of our net sales were in the defense sector, where we have customers in the aerospace, military and shipbuilding industries.

Consolidated net sales were $31.6 million for the fiscal year ended March 31, 2024, or 1% higher when compared to consolidated net sales for the fiscal year ended March 31, 2023. Net sales decreased by $1.4 million at Ranor but was more than offset by an increase of $2.3 million at Stadco. Both segments logged a different proportionate mix of products for the comparable periods.

Ranor - Net sales were $17.8 million for the fiscal year ended March 31, 2024, a decrease of $1.4 million or 7% lower when compared to the same prior-year period, as fewer labor hours were charged directly to projects. Average selling prices were higher but not enough to offset the lower volume. The defense backlog remains strong as new orders for components related to a variety of programs, including the U.S. Navy submarine programs continue to flow down from our existing base of prime defense contractors. Backlog at Ranor on March 31, 2024 was $21.1 million.

Stadco - Net sales were $14.6 million for the fiscal year ended March 31, 2024 compared with net sales of $12.3 million for the fiscal year ended March 31, 2023, an increase of 19%. We have made incremental improvements with throughput on projects where revenue is recognized over time. Our project mix and sales volume were favorable when compared with the prior fiscal year, as more direct hours were charged to projects. Average selling prices were also higher when compared with the prior fiscal year. The defense backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow down from our existing customer base of prime defense contractors. Stadco’s backlog was $28.9 million as of March 31, 2024.

Cost of Sales and Gross Profit

Consolidated – Cost of sales consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of sales for the fiscal year ended March 31, 2024, was $27.5 million, or 4% higher compared to the fiscal year ended March 31, 2023. Gross profit decreased by $0.8 million, or 16% when compared to the same period a year ago. Gross margin for the fiscal year ended March 31, 2024 was 13.0% compared to 15.6% in fiscal year 2023.

Ranor – Gross profit decreased by $2.4 million or 35% due primarily to lower revenue and under absorbed overhead. Certain supply chain impacts on customer furnished material were also evident during part of the reporting period which led to fewer direct labor hours of input for fiscal 2024. As a result, factory overhead was under-applied to our work-in-progress.

Stadco – Gross profit was negative for the fiscal year ended March 31, 2024 but our losses decreased by 79% when compared to the fiscal year ended March 31, 2023, as our work force utilization has slowly improved over-time as direct labor hours charged to projects has increased year-over-year. Production delays related to equipment down-time were resolved in the first quarter of fiscal 2024 and overhead absorption improved when compared to the same period a year ago. Repairs and maintenance expense increased by 12% year-over-year.

Selling, General and Administrative (SG&A) Expenses

	2024		2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$1,477	4%	$1,649	5%	$(172)	(10)%
Stadco	1,552	5%	1,832	6%	(280)	(15)%
Corporate and unallocated	5,721	18%	2,528	8%	3,193	126%
Consolidated SG&A	$8,750	27%	$6,009	19%	$2,741	46%

March 31, 2023 SG&A segment data is revised to reflect current period updates to unallocated corporate administrative expense.

Consolidated - Total selling, general and administrative expenses for the fiscal year ended March 31, 2024 increased by $2.7 million or 46% due primarily to outside advisory costs of $1.9 million, a break-up fee for $1.1 million in connection with the terminated Votaw acquisition, and $0.3 million for a claims settlement, partially offset by a $0.6 reduction in compensation at Stadco.

Ranor – The total change for the comparable fiscal years includes reduced spending for outside advisory fees of $128,000, office costs for $29,000, and compensation $15,000. The prior fiscal year period included a one-time fee for services rendered in connection with securing the Employee Retention Tax Credit refund.

Stadco - SG&A expense for the fiscal year ended March 31, 2024 decreased by $280,000, primarily the result of reductions in office staff compensation, which was offset in part by an increase for a claims settlement of $278,000.

Corporate and unallocated - SG&A increased by $3.2 million, due primarily to one-time outside advisory and pre-acquisition advisory and legal expenses ($1.9 million) plus a breakup fee ($1.1 million) in connection with the terminated Votaw acquisition.

Operating (loss) income

	2024		2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$3,070	10%	$5,328	18%	$(2,258)	(42)%
Stadco	(1,981)	(6)%	(3,905)	(12)%	1,924	49%
Corporate and unallocated	(5,721)	(18)%	(2,528)	(8)%	(3,193)	(126)%
Operating loss	$(4,632)	(14)%	$(1,105)	(4)%	$(3,527)	(319)%

Consolidated - As a result of the foregoing, for the fiscal year ended March 31, 2024, we reported an operating loss of $4.6 million, which was $3.5 million higher than the operating loss for the fiscal year ended March 31, 2023. Operating income at Ranor was not enough to offset operating losses at Stadco plus an increase for corporate outside advisory and pre-acquisition costs.

Ranor – Operating income was lower when compared to the same period a year ago, due primarily to lower revenue and higher cost of sales.

Stadco – Operating losses decreased as certain projects with production issues, including equipment downtime, were resolved early in the fiscal year, with revenue growth and better throughput achieved through the remainder of the period.

Corporate and unallocated – Operating loss reflects the increase in SG&A discussed above due primarily from outside advisory and pre-acquisition due diligence spending ($1.9 million), and a one-time breakup fee ($1.1 million) in connection with the terminated Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the fiscal years ended March 31:

	2024	2023	$ Change	% Change
Other income (expense), net	$43,363	$40,842	$2,521	6%
Interest expense	$(414,268)	$(295,692)	$(118,576)	(40)%
Amortization of debt issue costs	$(106,840)	$(59,916)	$(46,925)	(78)%

Interest expense increased under the Revolver Loan (as defined below) by $138,987 when compared with the fiscal year ended March 31, 2023, due to higher amounts borrowed and higher interest rates. Interest paid for term loans and other borrowings decreased by $20,411. We expect that future interest expense increases or decreases will likely correlate directly with borrowing levels under the Revolver Loan.

Amortization of debt issue costs for the fiscal year ended March 31, 2024 increased when compared to fiscal year ended March 31, 2023, as new amortization periods commenced for costs incurred to extend the Ranor Term Loan and renew the Revolver Loan.

Other income, net for the fiscal year ended March 31, 2024 includes a gain of $40,399 from the settlement of an insurance claim related to abandoned fixed assets following a theft at the Stadco plant. Other income, net, for the fiscal year ended March 31, 2023, includes income for the net change in fair value of contingent consideration for $7,126, and other tax rebates for $33,223.

Employee Retention Tax Credit (ERTC)

Other income for fiscal 2023 includes $636,564 for a refundable Employee Retention Tax Credit authorized under the Coronavirus Aid Relief and Economic Security (“CARES”) Act for eligible employers with qualified wages.

Income Taxes

For fiscal year 2024, the Company recorded tax expense of $1.9 million, compared with tax expense of $0.2 million in fiscal 2023. The fiscal 2024 provision is the sum of tax expense from an increase in the valuation allowance of $3.1 million, offset in part by a federal and state tax benefit due to higher pretax losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2024 was approximately $5.2 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Loss

As a result of the foregoing, for fiscal 2024, we recorded a net loss of $7.0 million, or $0.81 per share basic and fully diluted, compared with a net loss of $1.0 million, or $0.11 per share basic and fully diluted in fiscal 2023.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income.

As of March 31, 2024, we had $2.3 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and approximately $2.2 million in undrawn capacity under our Revolver Loan. As of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our Revolver Loan.

There was $2.8 million and $0.7 million outstanding under the Revolver Loan at March 31, 2024 and 2023, respectively. The Company pays interest at an adjusted SOFR-based rate. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest-only payments on advances made under the Revolver Loan during the fiscal years ended March 31, 2024 and 2023 totaled $171,073 and $33,156, respectively. The weighted average interest rate at March 31, 2024 and March 31, 2023 was 7.58% and 5.02%, respectively. Unused borrowing capacity at March 31, 2024 and March 31, 2023 was approximately $0.5 million and $4.2 million, respectively.

At March 31, 2024 our working capital was negative $2.9 million because of the reclassification of our long-term debt from noncurrent to current in the consolidated balance sheet. Working capital was $5.6 million at March 31, 2023.

The table below presents selected liquidity and capital measures at the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2024	2023	Amount
Cash and cash equivalents	$138	$534	$(396)
Working capital	$(2,904)	$5,559	$(8,463)
Total debt	$7,648	$6,113	$1,535
Total stockholders’ equity	$7,803	$14,594	$(6,791)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2024	2023	Amount
Operating activities	$1,305	$3,138	$(1,833)
Investing activities	(3,168)	(2,318)	(850)
Financing activities	1,467	(1,337)	2,804
Net decrease in cash	$(396)	$(517)	$121

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

In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4.0 million, or the “Stadco Term Loan”. On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank under the Stadco Term Loan. The proceeds of the Stadco Term Loan were used to support the acquisition of Stadco and refinance existing indebtedness of Stadco. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021, at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

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

Effective December 20, 2023, the Sixth Amendment, among other things (i) extended the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limits the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limits the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amends the maximum principal amount of the Revolver Loan from $5,000,000 to $4,500,000; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

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

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending March 31, 2024 as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

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

There was $7.6 million outstanding under the Loan Agreement on March 31, 2024. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into the PIPE Agreement with certain accredited investors, pursuant to which the Company agreed to sell in a private placement at an aggregate purchase price of approximately $2.3 million, the PIPE Shares and the PIPE Warrants. The combined purchase price for one PIPE Share and one PIPE Warrant was $3.45. The purpose of the sale of the PIPE Shares and the PIPE Warrants under the PIPE Agreement is to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by January 15, 2025. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, and compliance with debt covenants at subsequent measurement dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the consolidated financial statements included in this Annual Report on Form 10-K are issued.

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

Cash provided by operating activities for fiscal 2024 was $1.3 million. In addition to customer advances and progress payments, cash provided by operating activities included reimbursements under a certain customer project program. The sum of these customer payments was partially offset by payments for obligations for goods and services that had been acquired on open account from suppliers.

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

Investing activities

For the fiscal year ended March 31, 2024, we invested $3.2 million in new factory machinery and equipment, primarily on the construction and installation of equipment for contract project work with a certain customer at our Ranor segment. In fiscal 2023, we invested $2.3 million in new factory machinery and equipment, with $1.4 million of that amount paid for the installation and construction of equipment for contract project work with a certain customer at our Ranor segment.

We are subject to certain financial debt covenants and may not spend more than $1.5 million for new machinery and equipment during any single fiscal year, tested on an annual basis at the end of each fiscal year. We estimate our spending on new machinery and equipment in fiscal 2025, which we expect will include expenditures for the installation and construction of equipment for contract project work with a certain customer, will again exceed the spending limitation.

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

Financing activities

For the fiscal year ended March 31, 2024 we drew down $7.2 million of proceeds under the Revolver Loan and repaid $5.0 million during the same period. We also used $0.6 million of cash primarily to pay down debt principal and make periodic lease payments. In fiscal 2023 we drew down $10.9 million of proceeds under the Revolver Loan and repaid $11.5 million during the same period. We also used $0.7 million of cash to pay down debt principal, make periodic lease payments and pay costs in connection with the Ranor Term Loan.

All of the above activity resulted in a net decrease in cash of $0.4 million for the fiscal year ended March 31, 2024 compared with a net decrease in cash of $0.5 million for the fiscal year ended March 31, 2023.

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on March 31, 2024:

●	Our long-term debt obligations, including fixed and variable-rate debt, totaled $7.6 million, and, because of current and probable future debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled $5.8 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.

●	Our lease obligations, including imputed interest, totaled $5.8 million for buildings through 2030, with approximately $0.9 million due annually for each of the next six years.

There are no off-balance sheet arrangements as of March 31, 2024.

EBITDA Non-GAAP Financial Measure

To complement our consolidated statements of operations and consolidated statements of cash flows, we use EBITDA, a non-GAAP financial measure. Net income (loss) is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to EBITDA. We believe EBITDA provides our board of directors, management, and investors with a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We also believe that EBITDA is a measure frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry, and is a measure contained in our debt covenants. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

We define EBITDA as net income (loss) plus interest, income taxes, depreciation, and amortization. Net loss was $7.0 million for the fiscal year ended March 31, 2024, as compared to net loss of $1.0 million for the year ended March 31, 2023. EBITDA, a non-GAAP financial measure, was negative for the year ended March 31, 2024, compared to positive $1.8 million for the year ended March 31, 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2024	2023	Amount
Net loss	$(7,042)	$(979)	$(6,063)
Income tax expense	1,932	196	1,736
Interest expense (1)	521	356	165
Depreciation and amortization	2,429	2,217	212
EBITDA	$(2,160)	$1,790	$(3,950)
(1)	Includes amortization of debt issue costs.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, is in default on its debt obligations since the Company is out of compliance with its debt covenants and is expected to continue to be out of compliance, its revolving line of credit is due within the year, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Percentage of Completion and Contract Estimates

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

Philadelphia, Pennsylvania

September 13, 2024

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$138,402	$534,474
Accounts receivable, net	2,371,264	2,336,481
Contract assets	8,526,726	8,947,811
Raw materials	1,826,765	1,692,852
Work-in-process	1,422,938	719,736
Other current assets	563,688	348,983
Total current assets	14,849,783	14,580,337
Property, plant and equipment, net	14,797,991	13,914,024
Right of use asset, net	4,977,665	5,660,938
Deferred income taxes	—	1,931,186
Other noncurrent assets	121,256	121,256
Total assets	$34,746,695	$36,207,741
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,408,356	$2,224,320
Accrued expenses	4,262,486	2,533,185
Contract liabilities	3,787,933	2,333,591
Current portion of long-term lease liability	735,871	711,727
Current portion of long-term debt, net	7,558,683	1,218,162
Total current liabilities	17,753,329	9,020,985
Long-term debt, net	—	4,749,139
Long-term lease liability	4,408,103	5,143,974
Other noncurrent liability	4,782,372	2,699,492
Total liabilities	26,943,804	21,613,590
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: March 31, 2024 – 50,000,000; Shares issued and outstanding: March 31, 2024 – 8,777,432; March 31, 2023 – 8,613,408	878	861
Additional paid in capital	15,200,624	14,949,729
Retained earnings (accumulated deficit)	(7,398,611)	(356,439)
Total stockholders’ equity	7,802,891	14,594,151
Total liabilities and stockholders’ equity	$34,746,695	$36,207,741

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2024	2023
Net sales	$31,591,059	$31,431,614
Cost of sales	27,472,883	26,527,953
Gross profit	4,118,176	4,903,661
Selling, general and administrative	8,750,376	6,008,881
Loss from operations	(4,632,200)	(1,105,220)
Other income (expense), net	43,363	40,842
Interest expense	(521,108)	(355,608)
Refundable employee retention tax credits	—	636,564
Total other (expense) income, net	(477,745)	321,798
Loss before income taxes	(5,109,945)	(783,422)
Income tax expense	1,932,227	195,584
Net loss	$(7,042,172)	$(979,006)
Net loss per share – basic	$(0.81)	$(0.11)
Net loss per share – diluted	$(0.81)	$(0.11)
Weighted average number of shares outstanding – basic	8,717,160	8,595,992
Weighted average number of shares outstanding – diluted	8,717,160	8,595,992

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
	Common		Additional	Earnings	Total
	Stock	Par	Paid in	(Accumulated	Stockholders’
	Outstanding	Value	Capital	Deficit)	Equity
Balance March 31, 2022	8,576,862	$858	$14,640,343	$622,567	$15,263,768
Stock based compensation	—	—	109,079	—	109,079
Stock issued for contingent consideration	9,127	1	56,309	—	56,310
Stock award non-employee directors	25,000	2	143,998	—	144,000
Stock split fractional share round up	2,419	—	—	—	—
Net loss	—	—	—	(979,006)	(979,006)
Balance March 31, 2023	8,613,408	$861	$14,949,729	$(356,439)	$14,594,151
Stock award non-employee directors	25,000	3	177,747	—	177,750
Stock issued for exercised options	109,024	11	(11)	—	—
Tax withheld for exercised options	—	—	(34,013)	—	(34,013)
Restricted stock awards	30,000	3	107,172	—	107,175
Net loss	—	—	—	(7,042,172)	(7,042,172)
Balance March 31, 2024	8,777,432	$878	$15,200,624	$(7,398,611)	$7,802,891

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,042,172)	$(979,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,429,377	2,217,472
Amortization of debt issue costs	106,840	59,916
Gain on disposal of equipment	(39,129)	(468)
Stock based compensation and restricted stock awards	284,925	253,079
Change in contract loss provision	190,370	(237,318)
Deferred income taxes	1,931,186	195,584
Stock based acquisition termination fee	1,116,800	—
Stock based expense for contingent consideration	—	56,310
Change in fair value for contingent consideration	—	(63,436)
Changes in operating assets and liabilities:
Accounts receivable	(34,783)	672,768
Contract assets	421,085	(597,580)
Work-in-process and raw materials	(837,115)	(177,914)
Other current assets	(214,705)	1,072,476
Accounts payable	(815,964)	(1,202,601)
Accrued expenses	388,116	(1,094,137)
Contract liabilities	1,454,342	568,273
Other noncurrent liabilities	1,965,691	2,394,420
Net cash provided by operating activities	1,304,864	3,137,838
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(3,230,237)	(2,325,301)
Proceeds from fixed assets insurance settlement	61,944	—
Proceeds from sale of fixed assets	—	7,000
Net cash used in investing activities	(3,168,293)	(2,318,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver loan	7,160,000	10,885,150
Repayment of revolver loan	(5,025,000)	(11,522,152)
Debt issuance costs	(50,363)	(57,723)
Principal payments for leases	(17,185)	(36,572)
Repayment of long-term debt	(600,095)	(605,905)
Net cash provided by (used in) financing activities	1,467,357	(1,337,202)
Net decrease in cash and cash equivalents	(396,072)	(517,665)
Cash and cash equivalents, beginning of period	534,474	1,052,139
Cash and cash equivalents, end of period	$138,402	$534,474
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest (net of interest capitalized)	$414,268	$288,085

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH OPERATING, INVESTING AND FINANCING TRANSACTIONS:

Fiscal Year Ended March 31, 2024

On July 13, 2023, our former CFO exercised an option to purchase 125,000 shares of the Company’s common stock pursuant to option awards previously granted under the 2016 Plan. The option was exercised as a cashless net settlement transaction and resulted in the delivery of 109,024 shares of common stock on July 13, 2023.

Fiscal Year Ended March 31, 2023

Stadco entered into a payment arrangement agreement, or the “Payment Agreement”, with the Department of Water and Power of the City of Los Angeles, or the “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that are delinquent and unpaid. This liability amount was included in accounts payable on the Company’s balance sheet as of March 31, 2022, and was reclassified as a current liability for $221,272 to accrued expenses and to noncurrent liabilities for $1,548,929 in December 2022.

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

TechPrecision is the parent company of Ranor, Westminster Credit Holdings, LLC, or “WCH”, Stadco New Acquisition, LLC, or “Acquisition Sub”, and Stadco. TechPrecision, Ranor, WCH, Acquisition Sub and Stadco are collectively referred to as the “Company”, “we”, “us” or “our”.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, and Westminster Credit Holdings, LLC. Intercompany transactions and balances have been eliminated in consolidation. On February 23, 2023, the Company effected a one-for-four reverse stock split with respect to the issued and outstanding shares of TechPrecision common stock. All share and per-share amounts included in this Form 10-K are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

Going Concern, Risks and Uncertainties - For the fiscal years ended March 31, 2024 and 2023, we reported pre-tax losses of $5.1 million and $0.8 million, respectively.

As of March 31, 2024, we had $0.6 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and approximately $0.5 million in undrawn capacity under our revolver loan. As of March 31, 2023, we had $4.7 million in total available liquidity, consisting of $0.5 million in cash and cash equivalents, and $4.2 million in undrawn capacity under our revolver loan.

The Company is the borrower under a Loan Agreement which was amended on March 20, 2024 (as defined below; see Note 11 – Debt). On that date, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. In addition to extending the maturity date of the revolver loan to May 20, 2024, the Seventh Amendment limited the amount of proceeds borrowed to $2.0 million in the aggregate for due diligence and professional costs incurred prior to May 20, 2024 in connection with any potential acquisitions.

On May 28, 2024, Ranor and certain affiliates of the Company entered into the Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment” (see Note 12 – Debt). In addition to extending the maturity date of the revolver loan to August 30, 2024, the Eighth Amendment reduced the maximum principal amount from $5.0 million to $4.5 million and required that an operational assessment be performed, primarily at Stadco, by an acceptable third-party consultant. The lender has acknowledged receipt of that operational assessment of Stadco as required pursuant to the Eighth Amendment.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending March 31, 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

There was $7.6 million in total outstanding under the Loan Agreement on March 31, 2024. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to sell in a private placement at an aggregate purchase price of approximately $2.3 million, (i) 666,100 shares of the Company’s common stock, par value $0.0001 per share, and (ii) common stock purchase warrants to purchase up to 666,100 shares of Common Stock. The combined purchase price for one Share and one Purchaser Warrant was $3.45. The purpose of the Securities sale under the Purchase Agreement is to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. (see Note 17 – Subsequent Events). Placement agent’s fees in connection with the offering totaled $126,014.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by August 30, 2024. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, and compliance with debt covenants at subsequent measurement dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the consolidated financial statements included in this Annual Report on Form 10-K are issued.

We believe our available cash, proceeds from a private placement offering, plus cash expected to be provided by operations and borrowing capacity available under the Revolver Loan (until August 2024 when the Company expects to renew), will be sufficient to fund our operations, expected capital expenditures, and principal and interest payments under our lease and debt obligations through the next 12 months from the issuance date of our financial statements.

The consolidated financial statements for the fiscal year ended March 31, 2024, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. Our deposit and money market accounts are maintained in a large U.S. regional bank.

Accounts receivable and allowance for credit losses - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivables are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivables in the consolidated balance sheets. We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. Under the current expected credit loss model, we employ a roll-rate methodology, utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and forecasts of future economic conditions.

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. An allowance for credit losses of $22,000 was recorded at March 31, 2024 and 2023.

Inventories - Work-in-process and raw materials are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method.

Contract Assets - Contract assets represent the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. The amount of contract assets recorded in the consolidated balance sheet reflects revenue recognized on contracts less associated advances and progress billings. These amounts are billed in accordance with the agreed-upon contract terms or upon achievement of contract milestones and recorded at net realizable value.

Property, plant and equipment, net - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the useful life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements, 2-5 years. Upon sale or retirement of machinery and equipment, costs and related accumulated depreciation are eliminated, and gains or losses are recognized in the statement of operations.

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

In accordance with Accounting Standards Codification, or “ASC”, 360, Property, Plant & Equipment, our property, plant and equipment is tested for impairment when triggering events occur and, if impaired, written-down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

Leases - Right-of-use assets for operating leases are measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Right-of-use assets for operating leases are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. We have one and two finance leases outstanding as of March 31, 2024 and 2023, respectively. See Note 14, Leases, for additional information.

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

Revenue Recognition - The Company accounts for revenue under Accounting Standards Update, or “ASU”, 2014-09, Revenue from Contracts with Customers (Topic 606), or “ASC 606”, and related amendments. ASC 606 sets forth five steps for revenue recognition: identification of the contract, identification of any separate performance obligations in the contracts, determination of the transaction price, allocation of the transaction price to separate performance obligations, and revenue recognition when performance obligations are satisfied.

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of sales, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period. For the fiscal year ended March 31, 2024 and 2023, net cumulative catch-up adjustments were not material. No individual adjustment was material to the Company’s consolidated statements of operations loss for the fiscal year ended March 31, 2024 and 2023.

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

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the consolidated statements of operations and are not considered a performance obligation to our customers.

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

Selling, general and administrative - Selling, general and administrative, or “SG&A”, expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office supplies, insurance, legal, accounting, telephone, and other outside services. SG&A consisted of the following for the fiscal years ended March 31:

	2024	2023
Salaries and related expenses	$2,342,316	$2,823,979
Professional fees	1,721,487	1,795,904
Other general and administrative	1,719,615	1,388,998
Due diligence advisory and legal fees related to acquisition termination	1,850,158	—
Stock based acquisition termination fee	1,116,800	—
Total Selling, general and administrative	$8,750,376	$6,008,881

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors, employees, and consultants. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $284,925 and $253,079 for the fiscal years ended March 31, 2024 and 2023, respectively. See Note 7 for additional disclosures related to stock-based compensation.

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

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In June 2016, the Financial Accounting Standards Board, or “FASB”, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in these ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard was effective for fiscal years beginning after December 15, 2022. The adoption of this ASU on April 1, 2023, did not have a significant impact on the Company’s consolidated financial statements and disclosures.

New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The guidance in this update enhances segment reporting by expanding the breadth and frequency of segment disclosures required for public entities and allows registrants to disclose multiple measures of segment profit or loss. This update requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the Chief Operating Decision Maker, or CODM, and is included in the measure of segment profit or loss. This standard update is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on its consolidated financial statements and disclosures.

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

Net Sales by market	Defense	Industrial	Totals
Year ended March 31, 2024	$31,405,569	$185,490	$31,591,059
Year ended March 31, 2023	$30,935,138	$496,476	$31,431,614

Net Sales by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2024	$30,412,981	$1,178,078	$31,591,059
Year ended March 31, 2023	$29,785,799	$1,645,815	$31,431,614

As of March 31, 2024, the Company had $50.0 million of remaining performance obligations, of which $41.4 million was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our net sales for the fiscal years ended March 31:

	2024			2023
Customer	Amount		Percent	Amount		Percent
Customer A		$9,050,470	29%		$6,352,394	20%
Customer B		$3,257,616	10%	$	*	* %
Customer C	$	*	* %		$4,779,592	15%
Customer D		$3,830,958	12%		$3,248,773	10%
Customer E		$3,319,827	10%		$5,838,734	19%

*Less than 10% of total

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following at:

		Progress
Contract assets	Unbilled	Payments	Total
March 31, 2024	$19,254,512	$(10,727,786)	$8,526,726
March 31, 2023	$19,485,914	$(10,538,103)	$8,947,811

In fiscal 2024 and 2023, we recognized revenue of $1.2 million and $1.8 million related to our contract liabilities at April 1, 2023 and 2022, respectively. Contract liabilities consist of the following at:

Contract liabilities	Deferred revenue	Customer Deposits	Total
March 31, 2024	$2,103,567	$1,684,366	$3,787,933
March 31, 2023	$1,195,298	$1,138,293	$2,333,591

NOTE 5 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The following table reflects income and loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2024	2023
Loss before income taxes	$(5,109,945)	$(783,422)
Income tax expense	1,932,227	195,584
Net loss	$(7,042,172)	$(979,006)

The components of the income tax provision consist of the following for the fiscal years ended March 31:

	2024	2023
Current:
Federal	$—	$—
State	1,041	—
Total Current	$1,041	$—
Deferred:
Federal	$2,087,627	$(261,372)
State	(156,441)	456,956
Total Deferred	$1,931,186	$195,584
Income tax expense (benefit)	$1,932,227	$195,584

Our fiscal 2024 and 2023 taxes were measured at the U.S. statutory income tax rate of 21%. A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations follows for fiscal years ended March 31:

	2024	2023
U.S. statutory income tax	$(1,073,088)	$(164,519)
State income tax, net of federal benefit	(164,433)	(151,878)
Nondeductible items related to business combination and dissolved foreign entity	—	65,482
Change in state NOLs	—	239,622
Change in valuation allowance	3,141,588	216,485
Stock-based compensation	—	(20,983)
Other	28,160	11,375
Income tax expense	$1,932,227	$195,584
Effective tax rate*	37.8%	25.0%

Effective tax rate is calculated by dividing the income tax provision by loss before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$6,302,402	$5,839,915
Compensation	142,232	213,308
Stock based compensation awards	7,525	242,579
Operating leases	1,195,891	—
Other items not currently deductible	536,664	126,792
Total deferred tax assets	8,184,714	6,422,594
Valuation allowance	(5,311,680)	(2,170,094)
Net deferred tax assets	2,873,034	4,252,500
Deferred tax liabilities:
Depreciation	(1,562,744)	(1,971,644)
Operating leases	(1,157,079)	—
Contract accounting methods	(153,211)	(349,670)
Total deferred tax liabilities	(2,873,034)	(2,321,314)
Deferred taxes, net	$—	$1,931,186

At December 31, 2023, the Company identified a need to increase the tax valuation allowance based on cumulative operating losses in recent years. Following an evaluation, we determined, however, that the required adjustments, recorded in the fourth quarter, were not material for the period ended December 31, 2023.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $5.3 million at March 31, 2024. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

At March 31, 2024 we had federal net operating losses of $19.3 million which begin to expire in 2026. The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. Also, U.S. tax laws may limit the time during which these loss carryforwards may be applied against future taxes. As such, certain pre-2021 Stadco net operating loss carryforwards available for TechPrecision’s consolidated tax group may be limited. Our remaining pre-2021 net operating losses total approximately $9.9 million.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Tax years 2021 and forward remain open for examination.

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

All share and per-share amounts have been affected retroactively for all years presented in our financial statements and notes thereto.

The reverse stock split was primarily intended to prepare for the potential listing of the Company’s common stock on the Nasdaq Capital Market. The Company simultaneously affected a reduction in the number of authorized shares of common stock from 90,000,000 to 50,000,000.

Common Stock

We had 50,000,000 authorized shares of common stock at March 31, 2024 and 2023, respectively. There were 8,777,432 and 8,613,408 shares of common stock outstanding at March 31, 2024 and 2023, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges, and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2024 and 2023.

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

	March 31,	March 31,
	2024	2023
Basic EPS
Net loss	$(7,042,172)	$(979,006)
Weighted average shares	8,717,160	8,595,992
Net loss per share	$(0.81)	$(0.11)
Diluted EPS
Net loss	$(7,042,172)	$(979,006)
Dilutive effect of stock options	—	—
Weighted average shares	8,717,160	8,595,992
Net loss per share	$(0.81)	$(0.11)

All potential common stock equivalents that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS due to net loss for both periods. For the fiscal years ended March 31, 2024, and 2023, there were potential anti-dilutive stock options and warrants of 542,500 and 25,000, and 680,000 and 25,000, respectively, none of which were included in the EPS calculations above.

NOTE 7 – STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Plan (as defined below) and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. Following the February 2023 reverse stock split, the 2016 Plan now provides for a share reserve of 1,250,000 shares of common stock.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On March 31, 2024, there were 257,500 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2022	667,500	$1.37	$3,597,700	4.66
Canceled	—	—	—	—
Outstanding at March 31, 2023	667,500	$1.37	$3,804,625	3.70
Exercised	(125,000)	$0.68	$846,250	—
Outstanding at March 31, 2024	542,500	$1.53	$1,128,825	2.93
Vested or expected to vest at March 31, 2024	542,500	$1.53	$1,128,825	2.93
Exercisable and vested at March 31, 2024	542,500	$1.53	$1,128,825	2.93

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on March 31, 2024 and 2023. This amount changes based on the fair value of the Company’s common stock. At March 31, 2024, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2024 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	192,500	1.36	$0.32	192,500	$0.32
$2.00-$2.99	350,000	3.16	$2.19	350,000	$2.19
Totals	542,500			542,500

Common Stock Awards

On September 15, 2022, we granted each non-employee director 6,250 shares of common stock for a total of 25,000 shares of common stock in the aggregate, of fully vested stock awards under the Plan in recognition of such directors’ service and in lieu of the annual grant to purchase Company common stock previously approved by the Board as annual director compensation. The fair value of the award was $144,000 based on the closing market price of the Company’s common stock on the grant date.

On January 2, 2024, we granted 15,000 shares of the Company’s common stock pursuant to the 2016 Plan to the Company’s former CFO in connection with his consulting services agreement, which shares were fully vested on the grant date. The stock-based compensation expense of $79,500 was measured at fair value on the date of grant.

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

On August 3, 2023 the Company issued 15,000 shares of restricted common stock to the Company’s new CFO. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $110,700 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the fiscal year ended March 31, 2024 was $27,675. On March 31, 2024, there was $83,025 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next three years.

On October 11, 2023, we granted a total of 25,000 shares of restricted common stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $177,750 was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

Total recognized compensation cost related to restricted stock awards for the fiscal year ended March 31, 2024 and 2023 was $284,925 and $109,079, respectively.

NOTE 8 - CONCENTRATION OF RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

In the fiscal years ended March 31, 2024 and 2023, one supplier accounted for 20% and 34%, respectively, of our purchased material.

On March 31, 2024, there were trade accounts receivable balances outstanding from two customers comprising 58% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	March 31, 2024				March 31, 2023
Customer	Dollars		Percent		Dollars		Percent
A		$940,279	40%			$730,514	31%
B	$	*	*	%		$260,177	11%
C		$423,198	18%		$	*	* %
D	$	*	*	%		$265,755	11%

*less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	March 31, 2024	March 31, 2023
Prepaid insurance	$336,578	$162,075
Prepaid subscriptions	119,983	120,570
Prepaid taxes	27,266	9,616
Supplier advances	26,142	—
Deposits	19,800	21,706
Employee advances	16,978	4,561
Prepaid advisory fees, other	16,941	30,455
Total	$563,688	$348,983

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	March 31, 2024	March 31, 2023
Land	$110,113	$110,113
Building and improvements	3,293,986	3,293,986
Machinery equipment, furniture, and fixtures	25,590,644	23,018,713
Construction-in-progress	148,606	149,576
Total property, plant, and equipment	29,143,349	26,572,388
Less: accumulated depreciation	(14,345,358)	(12,658,364)
Total property, plant and equipment, net	$14,797,991	$13,914,024

In fiscal 2024 and 2023, we recorded depreciation expense of $1,746,103 and $1,557,910, respectively, in our cost of goods sold. We also recorded machinery and equipment disposals with a book value of $22,815. We also received $61,944 of proceeds from an insurance settlement related to certain fixed asset disposals abandoned by theft at our Stadco plant.

We capitalize interest on borrowings during active construction period for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended March 31, 2024 and 2023 were $18,642 and $14,297, respectively.

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	March 31, 2024	March 31, 2023
Accrued compensation	$1,172,262	$1,257,245
Provision for claims	516,972	256,227
Provision for contract losses	293,324	102,954
Accrued professional fees	458,636	241,195
Accrued project costs	560,428	440,550
Accrued breakup fee	1,116,800	—
Other	144,064	235,014
Total	$4,262,486	$2,533,185

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of sales. Accrued project costs are estimates for certain project expenses during the reporting period.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would not be able to close on the acquisition of Votaw Technologies (see Note 17 - Subsequent Events), pursuant to a Stock Purchase Agreement. As such, the Company accrued $1.1 million on March 31, 2024, for the stock termination fee as set forth under the terms and conditions of the agreement.

NOTE 12 – DEBT

Long-term debt included the following as of:	March 31, 2024	March 31, 2023
Stadco Term Loan, at 3.79% interest, due August 2028	$2,647,275	$3,186,495
Ranor Term Loan, at 6.05% interest, due December 2027	2,215,643	2,276,518
Ranor Revolver Loan, at 7.69% interest, due August 2024	2,785,000	650,000
Total debt	$7,647,918	$6,113,013
Less: debt issue costs unamortized	$89,235	$145,712
Total debt, net	$7,558,683	$5,967,301
Less: Current portion of long-term debt	$7,558,683	$1,218,162
Total long-term debt, net	$—	$4,749,139

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

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54,390 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

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

Unamortized debt issue costs on March 31, 2024 and 2023 were $30,007 and $44,482, respectively.

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

Since December 20, 2021, Ranor and certain affiliates of the Company entered into four separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the maturity date of the Ranor Term Loan from December 20, 2021 to December 15, 2022.

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, the Amendment, among other things (i) extended the maturity date of the Ranor Term Loan to December 15, 2027, (ii) extended the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increases the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreases the monthly payment on the Ranor Term Loan from $19,260 to $16,601, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with SOFR, (vi) replaces LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowers the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0.

On December 20, 2023, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”.

Effective December 20, 2023, the Sixth Amendment, among other things (i) extended the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds. Through May 20, 2024, Ranor utilized a revolving line of credit with, following certain modifications, a maximum principal amount available of $5.0 million. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5.0 million or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250,000, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $5.0 million, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Under the amended promissory note for the Revolver Loan, the Company pays interest at the Term SOFR-based rate.

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amends the maximum principal amount of the Revolver Loan from $5,000,000 to $4,500,000; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

Interest payments made under the Revolver Loan for the fiscal year ended March 31, 2024 and 2023 were $171,073 and $33,156, respectively. The weighted average interest rate at March 31, 2024 and March 31, 2023 was 7.60% and 5.02%, respectively. There was $2.8 million outstanding under the Revolver Loan at March 31, 2024. Unused borrowing capacity at March 31, 2024 and 2023 was approximately $0.5 million and $4.2 million, respectively.

Unamortized debt issue costs at March 31, 2024 and March 31, 2023 were $59,228 and $101,230, respectively.

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

The Company was in compliance with all of the financial covenants at March 31, 2023, except for the combined capital expenditures limit, as it exceeded the capital expenditure limit of $1.5 million as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024 any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures. For the twelve months ended March 31, 2024, approximately $2.6 million of capital expenditures were excluded from the calculation.

Collateral securing all the above obligations comprises all personal and real property of the Company, including cash, accounts receivable, inventories, equipment, and financial assets. The Company’s short-term and long-term debt is all privately held with no public market for this debt and is considered to be Level 3 under the fair value hierarchy. The carrying value of short and long-term borrowings approximates their fair value.

NOTE 13 - OTHER NONCURRENT LIABILITY

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company’s incurs construction costs. We received the first payment in January 2022, with additional payments received during fiscal 2023 and 2024. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount was included in the Company’s consolidated balance sheets as a noncurrent liability as of March 31, 2024 and 2023 for $3.5 million and $1.2 million, respectively.

Stadco entered into the Payment Agreement with the LADWP to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,770,201 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of

$18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of March 31, 2024 and March 31, 2023 for $0.2 million and $1.3 million, and $0.2 million, and $1.5 million, respectively.

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

The following table lists our right-of-use assets and liabilities on our consolidated balance sheets at:

	March 31, 2024	March 31, 2023
Finance lease:
Right of use asset – operating lease	$6,629,396	$6,629,396
Right of use asset – finance leases	65,016	65,016
Amortization	(1,716,747)	(1,033,474)
Right of use asset, net	$4,977,665	$5,660,938
Lease liability – operating lease	$5,124,823	$5,819,365
Lease liability – finance leases	19,151	36,336
Total lease liability	$5,143,974	$5,855,701

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the year ended:	March 31, 2024	March 31, 2023
Operating lease amortization	$668,058	$638,732
Finance lease amortization	$15,215	$20,829
Finance lease interest	$834	$1,536

Weighted average lease term and discount rate at:	March 31, 2024	March 31, 2023
Lease term (years) – operating lease	6.25	7.25
Lease term (years) – finance lease	2.00	0.75
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	4.5%

Supplemental cash flow information related to leases for the year ended:	March 31, 2024	March 31, 2023
Cash used in operating activities	$938,801	$851,806
Cash used in financing activities	$17,185	$36,572

Maturities of lease liabilities at March 31, 2024 for the next five years and thereafter:

2025	$948,701
2026	948,701
2027	938,801
2028	938,801
2029	938,801
Thereafter	1,095,270
Total lease payments	$5,809,075
Less: imputed interest	665,101
Total	$5,143,974

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2024 for future executive salaries was approximately $0.6 million. The aggregate commitment at March 31, 2024 was approximately $1.0 million for accrued payroll, vacation and holiday pay for the remainder of our employees.

Purchase Commitments

As of March 31, 2024, we had approximately $5.8 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

Ranor has a defined contribution and savings plan that covers substantially all Ranor employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $86,026 and $84,889 for the years ended March 31, 2024 and 2023, respectively.

Legal Proceeding

On October 30, 2023, a former employee filed suit against Stadco asserting individual wage and hour claims, claims for age and disability discrimination under California law, and a collective action on behalf of all non-exempt Stadco employees pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.], to impose civil penalties for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The case has been stayed and was resolved in principle at mediation on June 26, 2024. The PAGA settlement must be approved at a court hearing at a future date that has not been determined. The former employee’s individual claims were also resolved at mediation, and final settlement payment on the individual claims was due and paid in August, 2024.

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

	March 31, 2024	March 31, 2023
Ranor	$17,820,542	$19,181,539
Stadco	14,567,287	12,250,075
Eliminate intersegment revenue	(796,770)	—
Net sales from external customers	$31,591,059	$31,431,614
Ranor operating income	3,070,440	5,328,186
Stadco operating loss	(1,981,316)	(3,905,324)
Corporate and unallocated (1)	(5,721,324)	(2,528,082)
Operating loss	$(4,632,200)	$(1,105,220)
Interest expense, net	(521,108)	(355,608)
Refundable employee retention tax credits	--	636,564
Other income	43,363	40,842
Consolidated loss before income taxes	$(5,109,945)	$(783,422)
Assets
Ranor	11,972,805	11,350,905
Stadco	22,420,276	23,817,425
Corporate and unallocated	353,614	1,039,411
Totals	$34,746,695	$36,207,741
Depreciation and amortization
Ranor	700,499	523,683
Stadco	1,728,878	1,693,789
Totals	$2,429,377	$2,217,472
Capital expenditures
Ranor	3,197,668	1,599,966
Stadco	32,569	725,335
Totals	$3,230,237	$2,325,301

(1) Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

Prior period segment data is restated to reflect changes in corporate and administrative expenses not allocated to the segments.

NOTE 17 – SUBSEQUENT EVENTS

Termination of the Votaw Acquisition

On November 22, 2023 we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Doerfer Corporation (the “Seller”), pursuant to which, we would acquire all of the issued and outstanding common stock of Votaw Precision Technologies, Inc. (“Votaw”), and after giving effect to such purchase, Votaw was to become a wholly owned subsidiary of the Company.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would be unable to close on the acquisition, and we accrued $1.1 million for a termination fee (see Note 11, Accrued Expenses). On April 2, 2024, the Seller delivered to us written notice of its election to terminate the Purchase Agreement under Section 7.01(f) effective immediately. Pursuant to Section 7.01(f) of the Purchase Agreement, in the event that the Closing (as defined in the Purchase Agreement) had not occurred by the Outside Date (March 31, 2024, as defined in the Purchase Agreement) either the Company or the Seller had the right to terminate the Purchase Agreement, subject to the party terminating having complied with the other required closing conditions.

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f) therein, the Company was required to pay to the Seller a termination fee, as the Seller’s exclusive remedy, consisting of 320,000 shares of the Company’s common stock issued into the name of the Seller (the “Stock Termination Fee”) (see Note 11, Accrued Expenses). The Purchase Agreement includes a provision that the Stock Termination Fee is increased by 48,000 additional shares of the Company’s common stock under certain circumstances, including if the Company fails to use commercially reasonable efforts to cause a registration statement to effect the resale of the shares composing the Stock Termination Fee to become effective as soon as practicable.

On April 29, 2024, we issued 320,000 shares of the Company’s common stock as the Stock Termination Fee.On May 2, 2024, the Company filed a registration statement on Form S-1, related to the offer and resale by the Seller of up to 320,000 shares of our common stock that were issued to the Seller as the Stock Termination Fee, which cannot be declared effective by the Securities and Exchange Commission until we have filed all of the required financial statements, including our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024,

Amendment to Amended and Restated Loan Agreement and Promissory Note

On May 28, 2024, the Company entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. Effective May 24, 2024, among other things extended the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025. (see Note 12 - Debt).

Private Placement of Common Stock and Warrants

On July 3, 2024, the Company entered into a Securities Purchase Agreement, or the “Purchase Agreement”, with certain accredited investors, or the “Purchasers”, pursuant to which the Company agreed to sell in a private placement at an aggregate purchase price of approximately $2.3 million (see Note 2 – Basis of Presentation and Significant Accounting Policies).

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of March 31, 2024, due to the material weaknesses described below.

Material Weaknesses

We identified three material weaknesses in our internal control over financial reporting as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weaknesses:

1)	Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition.
2)	Tax accounting - in fiscal 2023 and fiscal 2024 we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. These conditions led to certain omissions in the assessment of the valuation allowance during the third and fourth quarter of fiscal 2024. Because of this material weakness in fiscal 2023, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in this Annual Report on Form 10-K.

3)	Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenues and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2024.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2024, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses.

In fiscal 2024, our management, with the oversight of our audit committee, executed a plan to take measures to begin remediating the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our tax accounting, acquisition accounting procedures, and accounting closing cycle time at Stadco:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls in fiscal 2025. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The third-party specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw.
2)	Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions. We will implement new controls in fiscal 2025 to ensure a timely quarterly review of our deferred tax assets and liabilities and valuation allowance requirements as we facilitate remediation of the material weakness.
3)	Stadco accounting - For the fiscal year ended March 31, 2024, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we are transitioning accounting function to the office of the Chief Financial Officer in Massachusetts, where expert and experienced personnel are in-place to execute a plan to 1) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, 2) improve the reliability of financial reporting, and 3) continued compliance with generally accepted accounting principles and applicable laws and regulations. We began to implement these measures during fiscal 2024 and we will monitor progress during fiscal 2025 as we facilitate remediation of the material weakness.

Management believes that the above actions continue the process of remediation for the material weakness as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

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

Changes in Internal Control over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal year ended March 31, 2024 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    Other Information.

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information about our board of directors is provided below. Messrs. Crisafulli, Levy, McGowan and Schenker currently serve on our board of directors. There are no family relationships between or among any director or executive officer of the Company.

Name	Age	Position
Richard S. McGowan(1)(2)	70	Chair of the Board
Robert A. Crisafulli(1)(2)(3)	70	Director
Andrew A. Levy(2)(3)	77	Director
Walter M. Schenker(1)(3)	77	Director
Alexander Shen	62	Director; Chief Executive Officer

(l) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Richard S. McGowan has been a member of our board of directors since December 2016 and serves as the Chair of the board of directors. Mr. McGowan’s principal occupation since 2008 has been private investor. From June 2014 until July 2016, Mr. McGowan served on the board of directors of Cleveland Biolabs, Inc., a publicly traded biopharmaceutical company focused on the immune system, serving as chair of its board from April 2015 to July 2016, chair of its compensation committee from 2014 until 2016, and on its audit and nominating and governance committees from 2015 until 2016. From 1995 to 2009, Mr. McGowan served as Of Counsel to Weitz & Luxenberg, P.C., a national law firm from 2000 to 2008, Mr. McGowan was a partner and President of SFB Holdings, a private investment company that sought to purchase and tum around sub-producing micro-cap companies. Mr. McGowan holds a B.A. in History from the State University of New York at Stony Brook and a J.D. from Boston University School of Law.

Mr. McGowan s extensive investment experience, and in particular his focus on growing the business of microcap companies, is an asset as we look to execute on our strategies to grow our business.

Robert A. Crisafulli has been a member of our board of directors since December 2016. Since December 2007, Mr. Crisafulli has served as Executive Vice President, Tax, at Aircastle Limited, a privately held international aircraft leasing company. From January 2007 to December 2007, Mr. Crisafulli served as Vice President of Finance, Tax and Treasurer of InfoNXX, Inc., a privately held international telecommunications company. From 2005 to 2006, Mr. Crisafulli served as Vice President of Tax of PanAmSat, a publicly traded international telecommunications company. From 2001 to 2005, Mr. Crisafulli served as Managing Director of Bridge East Capital, an international private equity and financial advisory firm. From 1999 to 2000, Mr. Crisafulli served as Senior Vice President, Chief Financial Officer, Treasurer of Mosler Inc., a physical and electronic security firm. From 1998 to 1999, Mr. Crisafulli was Partner - Mergers and Acquisitions Practice at KPMG LLP. Mr. Crisafulli is a certified public accountant and holds a B.B.A. in accounting from Adelphi University and an M.B.A. in Taxation from St. John’s University.

Mr. Crisafulli’s significant background in the areas of tax and finance, including with public companies, and his experience as a certified public accountant, enables him to provide our board of directors with additional insight into finance and accounting matters.

Andrew A. Levy has been a member of our board of directors since March 2009. Since 1978, Mr. Levy has served as Chief Executive Officer of Redstone Capital, an investment banking firm. Mr. Levy was appointed Chief Executive Officer of Esco Marine, Inc., a ship-recycling company, in April 2014, to reorganize the company. Esco Marine, Inc. filed for protection under Chapter 11 of the U. S. Bankruptcy Code in March 2015, which proceedings were dismissed in April 2018. Mr. Levy has been a director of Esco from January 2004 to present. Esco Marine, Inc. is not a company with securities registered under Section 12 of the Exchange Act or required to file reports under Section 15(d) of the Exchange Act. Mr. Levy holds a B.S. in Engineering from Yale University and a J.D. from Harvard Law School.

Mr. Levy combines an engineering background that enables him to understand the operational aspects of our business with an investment banking background, which qualifies him to engage in assessments of our financial health and the execution of our growth strategies.

Walter M. Schenker has been a member of our board of directors since December 2016. Since June 2010, Mr. Schenker has served as General Partner and Portfolio Manager at MAZ Capital Advisors, an investment partnership, where his responsibilities include, among things, managing the firm’s portfolio of investments. From 1999 to 2010, Mr. Schenker was a Principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. On April 4, 2019, Mr. Schenker became a director of Andina Acquisition Corporation III, a Nasdaq-listed blank check company. Mr. Schenker previously served on the board of directors and audit committee of Sevcon, Inc., a Nasdaq-listed global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, from 2013 until that company’s acquisition in September 2017. Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University.

Mr. Schenker’s previous experience serving on the board of directors of a publicly traded company and his vast experience investing in both public and private companies enables him to provide our board of directors with insight into how to best manage the Company and execute our growth strategy.

Alexander Shen was appointed Chief Executive Officer of TechPrecision on November 14, 2014 and became a director on our board of directors on September 15, 2022. Since June 2014, Mr. Shen has served as President of our Ranor subsidiary, and he also served as president of our WCMC subsidiary. Mr. Shen has experience in a broad range of industries including metal fabrication, automotive, contract manufacturing, safety and security, and industrial distribution. Prior to joining us, Mr. Shen served in 2013 as President of SIB Development and Consulting, a firm specializing in fixed, monthly cost reduction. Mr. Shen served as President of Tydenbrooks Security Products Group, a security products company, from July 2011 to December 2012. Mr. Shen served as President and Chief Executive Officer of Burgon Tool Steel Company between January 2009 and June 2011 and served as Chief Executive Officer of Ryerson Mexico & Vice President — International for Ryerson, Inc., a multi-national distributor and processor of metals, from 2007 to 2009. Mr. Shen was Division General Manager & Chief Operating Officer at Sumitomo Electric Group from 1998 to 2007, focused on automotive electrical and electronic products. Prior to 1998, he had a 10-year career at the Automotive Division of Alcoa Inc. with roles of increasing responsibility. Mr. Shen began his career with General Motors, moving to Chrysler, before joining Alcoa Inc. His career includes multiple international management roles in Japan, China, Mexico, and Europe, and he is fluent in the Chinese and Japanese languages and cultures. Mr. Shen holds a B.S. in Engineering from Michigan State University.

Mr. Shen’s long experience in manufacturing and his current role as Chief Executive Officer of the Company led to the board’s decision that he should serve on the board of directors.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under “Item 4A Executive Officers of the Registrant” in this Annual Report on Form 10-K.

c)	Identification of the Audit Committee.

The members of the Audit Committee are Mr. Crisafulli (Chair), Mr. McGowan and Mr. Schenker. Our board of directors has determined that Messrs. Crisafulli, McGowan and Schenker each satisfy the independence standards for the Audit Committee established by the applicable rules and regulations of the SEC and Nasdaq. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. The Audit Committee charter is posted and can be viewed in the “Corporate Governance” section of our website at www.techprecision.com.

d)	Audit Committee Financial Expert.

Our board of directors has determined that Mr. Crisafulli, who is the Chair of the Audit Committee, is an “audit committee financial expert” as that term is defined under the applicable rules and regulations of the SEC.

e)	Shareholder Nomination Process.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

Board Diversity

The matrix below as required by Nasdaq rules sets forth the self-identified gender identity and demographic diversity attributes of each of our directors, and the brief biographical description of the directors set forth above under the heading “— Directors/Nominees” includes the primary individual experience, qualifications, attributes, and skills of each of our directors that led to the conclusion that each director should serve as a member of our board of directors at this time.

Board Diversity Matrix (as of August 1, 2024)

Total Number of Directors	5

	Female	Male
Part I: Gender Identity
Directors	—	5
Part II: Demographic Background
White	—	4
Asian	—	1

Item 11.    Executive Compensation

On February 23, 2023, the Company effected a 4-for-1 reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse split, each four pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock. Share amounts and prices disclosed in this annual report have been restated, as required, to reflect the reverse stock split as if it had occurred on April 1, 2022.

Summary Compensation Table

The Company has determined that it only had three executive officers during the course of the 2024 fiscal year, based on relevant SEC rules. Accordingly, set forth below is information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our principal executive officer, who also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company, (ii) Thomas Sammons, our most highly compensated executive officer other than the principal executive officer who was serving as a chief financial officer until his retirement effective July 14, 2023, and (iii) Barbara Lilley, who served as our chief financial officer effective July 17, 2023. Together, such individuals are referred to as our Named Executive Officers.

	Fiscal			Option	Stock	All Other
Name and Position(3)	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Total($)
Alexander Shen,	2023	$301,154	$500	—	—	$3,086	$304,740
Chief Executive Officer	2024	$294,231	$500	—	—	$3,263	$297,994
Thomas Sammons,	2023	$235,904	$500	—	—	—	$236,404
Chief Financial Officer(4)	2024	$121,191	$—	$108,149	$79,500	$71,184	$380,024
Barbara Lilley,	2023	—	—	—	—	—	—
Chief Financial Officer	2024	$138,462	$500	—	—	—	$138,962
(1)	There were no option awards granted during fiscal 2024

(2)

Represents the aggregate grant date fair value of restricted stock awards computed in accordance with ASC Topic 718. On January 2, 2024, the Company granted 15,000 shares of common stock pursuant to the 2016 Plan to Thomas Sammons, the Company’s former CFO in connection with his consulting services agreement, which shares were fully vested on the grant date. The stock award for $79,500 represents the fair value on the date of grant.

(3)	On July 17, 2023, Barbara Lilley signed an employment agreement to serve as CFO following Thomas Sammons retirement from the Company, effective July 14, 2023.
(4)	All other compensation for Mr. Sammons included compensation under his consulting agreement.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Alexander Shen(1)	192,500	—	$0.32	August 11, 2025
Alexander Shen(2)	250,000	—	$2.00	December 26, 2026
(1)	Subject to Mr. Shen’s continuous employment with the Company through the applicable vesting date, options granted to Mr. Shen on August 12, 2015 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversary of the grant date.
(2)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 83,334 options vested on the first anniversary of the grant date.
(3)	On July 13, 2023, Thomas Sammons exercised an option to purchase 125,000 shares of the Company’s common stock pursuant to option awards previously granted. The option was exercised as a cashless net settlement transaction and resulted in the delivery of 109,024 shares of common stock. Following this exercise, Mr. Sammons has no outstanding equity awards.

Employment Agreements

As of March 31, 2024, we had employment agreements with each of our Named Executive Officers.

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

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary of $300,000, increased by the board of directors from $275,000, which may be increased from time to time by the board of directors, and was awarded a one-time grant of options to purchase 250,000 shares of our Common Stock, which vested in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. The exercise price of the options is equal to the closing market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 75% of Mr. Shen’s annual base salary, which target was increased by the board of directors from 60%. Mr. Shen is entitled to participate fully in our employee benefit plans and programs and is entitled to four weeks of vacation per year. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer. Under the terms of the CEO Employment Agreement, and in connection with his relocation to Westminster, Massachusetts, Mr. Shen was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

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

Barbara M. Lilley Employment Agreement

On July 17, 2023, we entered into an Employment Agreement with Barbara M. Lilley (the “Lilley Employment Agreement”), which became effective as of July 14, 2023, (the “Effective Date) and governs Ms. Lilley’s employment as our Chief Financial Officer. Pursuant to the Lilley Employment Agreement, Ms. Lilley: (i) receives an annual base salary of $200,000, (ii) received an award of restricted stock of 15,000 shares of our Common Stock pursuant to the TechPrecision Corporation 2016 Long-Term Incentive Plan, as amended (the “2016 Plan”), at fair market value measured on the grant date which provided that the Employee remains employed by the Company from the Effective Date through the applicable vesting dates, 5,000 of the Restricted Shares shall vest on each of the first, second, and third anniversaries of the Effective Date; provided that in the event of a Change in Control (as defined in the Plan) while the Employee is employed by the Company, all outstanding, unvested Restricted Shares shall become fully vested on the effective date of such Change in Control, subject to the terms and conditions of the Plan. For the avoidance of doubt, none of the Restricted Shares will vest following the end of the Employee’s employment with the Company. Any additional future grants will be as the Compensation Committee or the full Board shall in its sole discretion institute.

If the CFO’s employment with the Company ceases for any reason, then the Company’s obligation to the Employee will be limited solely to the payment of accrued and unpaid base salary, and PTO, through the date of such cessation of employment, subject to appropriate offsets (as permitted by applicable law) for debts or money due to the Company, including without limitation personal loans to the Employee and travel advances. All compensation and benefits will cease at the time of such cessation of employment and, except as otherwise provided by COBRA, the Company will have no further liability or obligation by reason of such termination. The foregoing will not be construed to limit the Executive’s right to payment or reimbursement for claims incurred prior to the date of such termination under any insurance contract funding an employee benefit plan, policy or arrangement of the Company in accordance with the terms of such insurance contract.

The CFO’s obligations shall cease to be in effect in the event that the Company terminates the Employee’s employment with the Company for a reason other than Cause. For purposes of this clause, “Cause” shall mean: (i) the Employee’s failure or refusal to perform Employee’s material duties and responsibilities or Employee’s repeated failure or refusal to follow lawful and reasonable directives of the Board or the CEO; (ii) the willful misappropriation by Employee of the funds, business opportunities, or property of the Company or its affiliates; (iii) the commission by the Employee of any willful or intentional act, which Employee should reasonably have anticipated would reasonably be expected to have the effect of injuring the reputation, business or business relationships of the Company or its affiliates; (iv) use of alcohol to excess or illegal drugs, continuing after written warning from the Board; or (v) any breach by the Employee of any written agreement with the Company.

In addition to the compensation and severance arrangements described above, the Lilley Employment Agreement contains customary provisions (i) prohibiting Ms. Lilley from divulging to third parties or using confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Ms. Lilley during the term of her employment with the Company are the sole property of the Company; and (iii) prohibiting Ms. Lilley from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one year anniversary of the termination of his employment.

Thomas Sammons Service Agreement

Effective July 14, 2023, Mr. Sammons retired from service as Chief Financial Officer of the Company. He is continuing to serve the Company as a non-executive employee, which he and the Company expect will continue for a limited period of time, to assist with transition efforts. Thereafter, the Company expects that it may enter into a consultancy agreement with Mr. Sammons under which he will agree to provide consulting services to the Company as an independent contractor, primarily to continue ensuring an orderly transition of his former duties to the new chief financial officer. His services are being provided on an as-needed basis following his retirement date, and as compensation for such services, he is being paid an hourly rate and may also be awarded a fixed number of shares.

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

As of March 31, 2024, approximately 162 employees and four non-employee directors are eligible to participate in the 2016 Plan, and there were outstanding options granted under the 2016 Plan to purchase 542,500 shares of our Common Stock with a weighted-average exercise price of $1.53. This amount included options to purchase 442,500 shares of our Common Stock issued to our executive officers. As of March 31, 2024, the closing price of our Common Stock was $3.61 per share.

Additional Retirement Benefits

During fiscal 2024, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code and receive a matching Company contribution.

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

In addition, our board of directors has provided that each non-employee director is eligible for an annual grant of 12,500 options to purchase shares of our Common Stock or 12,500 shares of restricted stock, as determined by the board of directors, under the 2016 TechPrecision Equity Incentive Plan (the “2016 Plan”).

Director Compensation Table

The following table sets forth compensation paid to each director who served during the year ended March 31, 2024.

	Fees	Option	Stock
Name	Earned(1)	Awards(2)	Awards(3)	Totals
Andrew Levy	$24,000	—	$44,438	$68,438
Robert A. Crisafulli	$29,000	—	$44,438	$73,438
Richard S. McGowan	$36,000	—	$44,438	$80,438
Walter M. Schenker	$24,000	—	$44,438	$68,438

(1)The members of the board of directors earned all fees for serving on the board of directors during fiscal 2024.

(2)There were no option awards granted during fiscal 2023. The number of stock options outstanding as of March 31, 2024 for each director was: Mr. Levy: 25,000; Mr. Crisafulli: 25,000; Mr. McGowan: 25,000; and Mr. Schenker: 25,000.

(3)Represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 7 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. On October 11, 2023, each director then serving on the Company’s board of directors was granted 6,250 fully vested shares of Common Stock, for a total of 25,000 shares. No director held any unvested shares of restricted stock outstanding as of March 31, 2024.

PAY VERSUS PERFORMANCE DISCLOSURE

The following table shows the past two fiscal years’ total compensation for our named executive officers as set forth in the Summary Compensation Table, the “compensation actually paid” to our named executive officers (as determined under SEC rules described in greater detail below), our total shareholder return (“TSR”), and our net income.

					Value of
					Initial
					Fixed $100
	Summary	Compensation	Summary	Compensation	Investment
	Compensation –	Actually Paid –	Compensation –	Actually Paid –	Based on	Net Income
Year	PEO(1)	PEO(3)	non-PEO NEO(2)	non-PEO NEO(3)	TSR	(Loss)
2024	$297,994	$286,054	$518,986	$507,046		$(6,343,356)
2022	$356,331	$356,231	$282,193	$282,093	$133	$(349,834)
2023	$304,740	$312,540	$236,404	$244,204	$139	$(979,006)

(1)The PEO for each year presented was Alexander Shen.

(2)The only non-PEO NEO for each of 2022 and 2023 was Thomas Sammons. In 2024, Thomas Sammons and Bobbie Lilley were each a non-PEO NEO.

(3)SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine “compensation actually paid” as reported in the Pay versus Performance Table. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a valuation calculated under applicable SEC rules. The following table details applicable adjustments.

			Equity Award Adjustments
					Change
					in value
					as of covered
				Include	year-end
				year-end	(compared to
			Deduct	equity	prior year-end)
			stock	value of awards	of equity
			awards	granted in	awards granted
			value as	covered year	prior to covered
		Summary	reported	and outstanding	year and
		compensation	in SCT for	and unvested	outstanding and
		table total for	covered	as of covered	unvested as of
		covered year	year	year-end	covered year-end
Year	Executive(s)	($)	($)	($)	($)
2024	PEO	297,994	—	—	—
	Non-PEO NEO	518,986	(72,500)	36,100	(35,300)
2023	PEO	304,740	—	—	7,800
	Non-PEO NEO	236,404	—	—	7,800
2022	PEO	356,331	(17,000)	16,900	(100)
	Non-PEO NEO	282,193	(17,000)	16,000	(100)

Analysis of the Information Presented in the Pay Versus Performance Table

Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO(s), the average of Compensation Actually Paid to our Non-PEO NEO(s), and the Company’s net income (loss) over the period covering fiscal years 2022, 2023 and 2024.

PEO and Non-PEO NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO(s), the average of Compensation Actually Paid to our Non-PEO NEO(s), and the Company’s TSR over the period covering fiscal years 2022, 2023 and 2024.

All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no individuals or entities known by TechPrecision (through their Section 13 filings), excluding directors and Named Executive Officers, to own more than 5% of the outstanding Common Stock as of July 25, 2024.

The following table provides information as to shares of our Common Stock beneficially owned, as of July 25, 2024, by:

●	each of our current directors;
●	each Named Executive Officer; and
●	all current directors and executive officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our Common Stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock that may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of the measurement date, July 25, 2024. As of July 25, 2024, there were 9,097,432 shares of our Common Stock outstanding. All share figures in the table below give effect to the 4-for-1 reverse stock split that became effective February 23, 2023.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

Name	Shares of common stock	Percentage
Robert Crisafulli(1)	62,500	*
Andrew A. Levy(2)	435,223	4.78%
Richard S. McGowan(1)	66,703	*
Walter M. Schenker(3)	307,152	3.38%
Alexander Shen(4)	461,720	5.08%
Barbara M. Lilley	*	*
All executive officers and directors as a group (six individuals)(5)	1,348,298	14.82%

*Percentage of shares beneficially owned does not exceed one percent of the class.

(1)	Includes 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 25, 2024.
(2)	Includes 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 25, 2024.
(3)

According to a Schedule 13D filed by Maz Partners LP (“MAZ Partners”), MAZ Capital Advisers, LLC (“MAZ Capital”) and Mr. Schenker on February 13, 2018, MAZ Partners, MAZ Capital and Mr. Schenker share voting and dispositive power over 300,902 shares of the Company’s common stock, which are included in this amount. Mr. Schenker is the sole managing member of MAZ Capital, which is the sole general partner of MAZ Partners. This amount also includes (a) 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 25, 2024 and (b) 14,500 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power.

(4)	Includes 442,500 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of July 25, 2024.
(5)	Includes 542,500 shares of Common Stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of July 25, 2024.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of March 31, 2024.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	542,500	$1.53	257,500

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

Related Person Transactions

We are not aware of any transactions, since April 1, 2022, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120,000 and in which a director, executive officer, holder of more than 5% of our Common Stock, any member of the immediate family of any of the foregoing persons or any other “related person” (as defined under the rules of the SEC), had or will have a direct or indirect material interest.

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), the national securities exchange on which our common stock trades, and the regulations promulgated by the Securities and Exchange Commission (the “SEC’). Nasdaq’s rules require that a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Under Nasdaq rules, we are required to have a board of directors comprised of a majority of independent directors. Accordingly, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise a majority of the members of our board of directors, are independent directors within the meaning of the Nasdaq listing standards: Robert A. Crisafulli, Andrew A. Levy, Richard S. McGowan and Walter M. Schenker.

Item 14.    Principal Accountant Fees and Services

The following is a summary of fees for professional services rendered by Marcum LLP for the years ended:

	March 31, 2024	March 31, 2023
Audit Fees	$502,416	$553,024
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$502,416	$553,024

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

Tax fees.   There were no fees paid to Marcum LLP for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2024 and 2023.

All other fees.   There were no other fees paid to Marcum LLP for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2024 and 2023.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2024 and fiscal 2023 were pre-approved by the Audit Committee.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2024 and 2023

Consolidated Statements of Operations for the years ended March 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020	8-K	000-51378	October 20, 2020	2.1
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz	8-K	000-51378	February 3, 2021	10.2
2.3	Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative	8-K	000-51378	July 26, 2021	2.1
2.4*	Stock Purchase Agreement, dated November 22, 2023, by and between TechPrecision Corporation and Doerfer Corporation	8-K	001-41698	November 29, 2023	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of TechPrecision Corporation	8-K	000-51378	February 23, 2023	3.1
3.3	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.4	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.5	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
4.1	Description of Securities					X
4.2	Form of Purchaser Warrant	8-K	001-41698	July 10, 2024	4.1
4.3	Form of Placement Agent Warrant	8-K	001-41698	July 10, 2024	4.2
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen	8-K	000-51378	December 28, 2016	10.3

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.2†	TechPrecision Corporation 2016 Equity Incentive Plan	10-Q	000-51378	February 14, 2017	10.4
10.3†	First Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	000-51378	February 15, 2022	10.1
10.4†	2006 Long-term Incentive Plan, as restated effective November 22, 2010	10-Q	000-51378	February 14, 2011	10.2
10.5†	Form of Option Award Agreement for Directors	8-K	000-51378	June 17, 2013	10.1
10.6†	Form of Restricted Stock Award Agreement	8-K	000-51378	March 20, 2014	10.1
10.7†	Form of Restricted Stock Award	8-K	000-51378	December 10, 2018	10.1
10.8†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen	8-K	000-51378	November 20, 2014	10.1
10.9†	Employment Agreement, dated March 31, 2016, between TechPrecision Corporation and Thomas Sammons	8-K	000-51378	April 6, 2016	10.1
10.10	Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank	8-K	000-51378	August 30, 2021	10.11
10.11	First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 20, 2021	10.1
10.12	Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note, dated as of March 18, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	March 21, 2022	10.1
10.13	Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note, dated as of June 16, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	June 23, 2022	10.1
10.14*	Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note, dated as of September 15, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	September 19, 2022	10.1
10.15*	Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 30, 2022	10.1
10.16*	Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2023, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	January 5, 2024	10.1
10.17	Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, effective as of March 20, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	April 9, 2024	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.18	Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, executed on May 28, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	June 3, 2024	10.1
10.19	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A.	8-K	000-51378	April 29, 2021	10.1
10.20	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.21	Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco	8-K	000-51378	August 30, 2021	10.1
10.22	Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landlord*	8-K	000-51378	August 30, 2021	10.2
10.23	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.24	Stock and Warrant Purchase Agreement, dated effective as of August 24, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC and Five Crowns Credit Partners, LLC*	8-K	000-51378	August 30, 2021	10.5
10.25	Warrant, issued as of August 25, 2021, by TechPrecision Corporation to Five Crowns Capital, LLC (incorporated herein by reference to Exhibit to our Current Report on, filed with the Commission on).	8-K	000-51378	August 30, 2021	10.6
10.26	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Douglas A. Paletz	8-K	000-51378	August 30, 2021	10.7
10.27	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Babak Parsi	8-K	000-51378	August 30, 2021	10.8
10.28	Debt Conversion Agreement, dated as of August 25 2021, among TechPrecision Corporation, Stadco and Vanguard Electronic Company	8-K	000-51378	August 30, 2021	10.9
10.29	Form of PIPE Agreement	8-K	000-51378	August 30, 2021	10.10
10.30#	Payment Agreement between Stadco and LADWP	8-K	000-51378	February 3, 2023	10.1
10.31†	Employment Agreement, dated July 17, 2023, between TechPrecision Corporation and Barbara M. Lilley.	8-K	001-41698	July 21, 2023	10.1
10.32*	Form of Securities Purchase Agreement between TechPrecision Corporation and the purchasers signatory thereto dated July 3, 2024	8-K	001-41698	July 10, 2024	10.1
10.33	Form of Placement Agent Agreement between the Company and Wellington Shields & Co. LLC dated July 3, 2024	8-K	001-41698	July 10, 2024	10.2
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Marcum LLP					X

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Clawback Policy					X
101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022; and (v) the Notes to the Consolidated Financial Statements.

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

TechPrecision Corporation

September 13, 2024	By:	/s/ Barbara M. Lilley
Barbara M. Lilley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer, Director	September 13, 2024
Alexander Shen	(Principal Executive Officer)

/s/ Barbara M. Lilley	Chief Financial Officer	September 13, 2024
Barbara M. Lilley	(Principal Financial and Accounting Officer)

/s/ Richard S. McGowan	Chairperson	September 13, 2024
Richard S. McGowan

/s/ Robert A. Crisafulli	Director	September 13, 2024
Robert A. Crisafulli

/s/ Andrew A. Levy	Director	September 13, 2024
Andrew A. Levy

/s/ Walter M. Schenker	Director	September 13, 2024
Walter M. Schenker