Form 10-Q
period 2024-06-30
TECHPRECISION CORP
filed 2024-11-07
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of October 31, 2024, was 9,617,525.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$44,797	$138,402
Accounts receivable, net	3,539,532	2,371,264
Contract assets	8,759,465	8,526,726
Raw materials	1,842,347	1,826,765
Work-in-process	1,824,653	1,422,938
Other current assets	497,771	563,688
Total current assets	16,508,565	14,849,783
Property, plant and equipment, net	14,309,323	14,797,991
Right of use asset, net	4,803,437	4,977,665
Other noncurrent assets	121,256	121,256
Total assets	$35,742,581	$34,746,695
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,617,571	$1,408,356
Accrued expenses	3,370,061	4,262,486
Contract liabilities	3,029,248	3,787,933
Current portion of long-term lease liability	744,150	735,871
Current portion of long-term debt, net	7,408,052	7,558,683
Total current liabilities	18,169,082	17,753,329
Long-term lease liability	4,218,932	4,408,103
Other noncurrent liability	5,466,611	4,782,372
Total liabilities	27,854,625	26,943,804
Commitments (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, shares authorized: March 31, 2024 – 50,000,000; Shares issued June 30, 2024 – 9,097,432; Shares outstanding June 30, 2024 – 9,082,432; Shares issued and outstanding March 31, 2024 – 8,777,432.	910	878
Additional paid in capital	16,745,817	15,200,624
Accumulated deficit	(8,858,771)	(7,398,611)
Total stockholders’ equity	7,887,956	7,802,891
Total liabilities and stockholders’ equity	$35,742,581	$34,746,695

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
	2024	2023
Revenue	$7,985,895	$7,371,240
Cost of revenue	7,747,222	6,677,091
Gross profit	238,673	694,149
Selling, general and administrative	1,579,780	1,273,949
Loss from operations	(1,341,107)	(579,800)
Other income	12,724	1
Interest expense	(131,777)	(94,086)
Total other expense	(119,053)	(94,085)
Loss before income taxes	(1,460,160)	(673,885)
Income tax benefit	—	(146,430)
Net loss	$(1,460,160)	$(527,455)
Net loss per share – basic	$(0.16)	$(0.06)
Net loss per share – diluted	$(0.16)	$(0.06)
Weighted average number of shares outstanding – basic	8,983,970	8,613,408
Weighted average number of shares outstanding – diluted	8,983,970	8,613,408

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common		Additional		Total
	Stock	Par	Paid in	Accumulated	Stockholders’
	Outstanding	Value	Capital	Deficit	Equity
Balance March 31, 2023	8,613,408	$861	$14,949,729	$(356,439)	$14,594,151
Net loss	—	—	—	(527,455)	(527,455)
Balance June 30, 2023	8,613,408	$861	$14,949,729	$(883,894)	$14,066,696

Balance March 31, 2024	8,777,432	$878	$15,200,624	$(7,398,611)	$7,802,891
Stock issued for termination fee	320,000	32	1,535,968	—	1,536,000
Stock-based compensation	—	—	9,225	—	9,225
Net loss	—	—	—	(1,460,160)	(1,460,160)
Balance June 30, 2024	9,097,432	$910	$16,745,817	$(8,858,771)	$7,887,956

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,460,160)	$(527,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	693,800	559,735
Amortization of debt issue costs	17,139	18,761
Change in fair value of stock acquisition termination fee	419,200	—
Stock based compensation expense	9,225	—
Change in contract loss provision	160,060	16,170
Deferred income taxes	—	(146,430)
Changes in operating assets and liabilities:
Accounts receivable	(1,168,268)	(629,215)
Contract assets	(232,739)	296,468
Work-in-process and raw materials	(417,296)	(39,861)
Other current assets	65,917	24,526
Accounts payable	2,209,214	(1,480,387)
Accrued expenses	(114,250)	(167,629)
Contract liabilities	(758,685)	520,104
Other noncurrent liabilities	684,239	1,670,270
Net cash provided by operating activities	107,396	115,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(201,233)	(1,854,002)
Reimbursements for purchases of property, plant and equipment	170,328	—
Net cash used in investing activities	(30,905)	(1,854,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(11,163)	—
Revolver loan borrowings	2,778,000	4,540,000
Revolver loan payments	(2,781,000)	(2,910,000)
Payments of principal for leases	(2,327)	(6,191)
Repayments of long-term debt	(153,606)	(147,420)
Net cash (used in) provided by financing activities	(170,096)	1,476,389
Net decrease in cash and cash equivalents	(93,605)	(262,556)
Cash and cash equivalents, beginning of period	138,402	534,474
Cash and cash equivalents, end of period	$44,797	$271,918
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$116,423	$94,087

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Noncash Operating

On April 29, 2024, we extinguished a liability of $1.1 million when we issued 320,000 shares of common stock in connection with the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc.

Noncash Financing

On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1.5 million for the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc.

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

We are a custom manufacturer of precision, large-scale fabrication components and precision, large-scale machined metal structural components. The components that we manufacture are customer designed. We sell to customers in two main industry sections: defense and precision industrial markets.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended June 30, 2024 and 2023 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on September 13, 2024.

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the three months ended June 30, 2024, we reported a net loss of $1.5 million.

As of June 30, 2024, we had $1.6 million in total available liquidity, consisting primarily of $44,797 in cash and cash equivalents, and approximately $1.5 million in undrawn capacity under our revolver loan. As of March 31, 2024, we had $0.6 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and $0.5 million in undrawn capacity under our revolver loan.

The Company is the borrower under a Loan Agreement which was amended on May 28, 2024, Ranor and certain affiliates of the Company entered into the Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment” (see Note 11 – Debt). In addition to extending the maturity date of the revolver loan to August 30, 2024, the Eighth Amendment reduced the maximum principal amount from $5.0 million to $4.5 million and required that an operational assessment be performed, primarily at Stadco, by an acceptable third-party consultant. The lender has acknowledged receipt of that operational assessment of Stadco as required pursuant to the Eighth Amendment.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending June 30, 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

There was $7.5 million in total outstanding debt under the Loan Agreement on June 30, 2024. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to sell in a private placement at an aggregate purchase price of approximately $2.3 million, (i) 666,100 shares of the Company’s common stock, par value $0.0001 per share, and (ii) common stock purchase warrants to purchase up to 666,100 shares of Common Stock. The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. (see Note 16 – Subsequent Events). Placement agent’s fees in connection with the offering totaled $126,014. Proceeds under the agreement were received after June 30, 2024.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan by January 15, 2025, or seek alternative financing if the lender calls the loan due to default. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity, and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

The condensed consolidated financial statements for the three months ended June 30, 2024, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on the disclosures to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The guidance in this update enhances segment reporting by expanding the breadth and frequency of segment disclosures required for public entities and allows registrants to disclose multiple measures of segment profit or loss. This update requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the Chief Operating Decision Maker, or CODM, and is included in the measure of segment profit or loss. This standard update is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating this update to determine the impact it may have on the disclosures to its condensed consolidated financial statements and will apply the guidance retrospectively.

NOTE 3 – REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company performs its obligations is generally between three and thirty-six months. Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an inputs methodology based on estimated labor hours to measure performance progress. This model best depicts the transfer of control to the customer. The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type revenue only. The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Three months ended June 30, 2024	$7,799,501	$186,395	$7,985,896
Three months ended June 30, 2023	$6,597,893	$773,347	$7,371,240

Revenue by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2024	$7,491,916	$493,980	$7,985,896
Three months ended June 30, 2023	$6,933,804	$437,436	$7,371,240

As of June 30, 2024, the Company had $41.2 million of remaining performance obligations, of which $34.9 million were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenue from customers who accounted for more than 10% of our revenue.

	Three months ended		Three months ended
	June 30, 2024		June 30, 2023
Customer	Amount	Percent	Amount	Percent
A	$1,532,669	19%	$2,285,275	31%
B	992,037	12	866,171	12
C	1,074,723	14	805,690	11
D	*	*	800,512	11
E	1,644,769	21	743,237	10

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following at:

		Progress
	Unbilled	payments	Total
June 30, 2024	$18,450,202	$(9,690,737)	$8,759,465
March 31, 2024	$19,254,512	$(10,727,786)	$8,526,726

For the three months ended June 30, 2024 and 2023, we recognized revenue of $0.9 million and $0.9 million related to our contract liabilities at April 1, 2024 and 2023. Contract liabilities consist of the following at:

		Customer
	Deferred Revenue	Deposits	Total
June 30, 2024	$1,344,882	$1,684,366	$3,029,248
March 31, 2024	$2,103,567	$1,684,366	$3,787,933

NOTE 4 – INCOME TAXES

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $5.6 million at June 30, 2024 and $5.3 million at March 31, 2024. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

For the three months ended June 30, 2024, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the three months ended June 30, 2023, the Company recorded an income tax benefit of ($146,430) with an effective tax rate of 21.7%.

NOTE 5 – EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options and restricted stock that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods ended:

	Three Months ended	Three Months ended
	June 30, 2024	June 30, 2023
Basic EPS
Net loss	$(1,460,160)	$(527,455)
Weighted average shares	8,983,970	8,613,408
Net loss per share	$(0.16)	$(0.06)
Diluted EPS
Net loss	$(1,460,160)	$(527,455)
Dilutive effect of stock options	—	—
Weighted average shares	8,983,970	8,613,408
Net loss per share	$(0.16)	$(0.06)

All potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share). For the three months ended June 30, 2024, there were potential anti-dilutive stock options, warrants and restricted stock of 542,500, 25,000, and 15,000, respectively, none of which were included in the earnings per share calculations above. For the three months ended June 30, 2023, there were potential anti-dilutive stock options and warrants of 667,500 and 25,000, none of which were included in the earnings per share calculations above.

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

At June 30, 2024, there were 257,500 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding, vested, and exercisable at March 31, 2024	542,500	$1.53	$1,128,825	2.93
Outstanding, vested, and exercisable at June 30, 2024	542,500	$1.53	$1,031,175	2.71

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2024 is as follows:

		Weighted
	Options	Average
	Outstanding	Remaining	Weighted	Weighted
	and	Contractual	Average	Average
Range of Exercise Prices:	Exercisable	Term	Exercise Price	Exercise Price
$0.01-$0.99	192,500	1.12	$0.32	$0.32
$2.00-$2.99	350,000	2.92	$2.19	$2.19
Total	542,500

Restricted Stock Award

On August 3, 2023, we issued 15,000 shares of restricted common stock to the Company’s new CFO. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $110,700 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the quarter ended June 30, 2024, was $9,225. On June 30, 2024, there was $73,800 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next twenty-four months.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On June 30, 2024, there were trade accounts receivable balances outstanding from four customers comprising 69% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2024		March 31, 2024
Customer	Amount	Percent	Amount		Percent
A	$568,926	16%	$	*	*	%
B	353,189	10		*	*
C	*	*		423,198	18
D	516,694	15		*	*
E	998,433	28		940,279	40

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2024	March 31, 2024
Prepaid insurance	$238,325	$336,578
Prepaid subscriptions	110,035	119,983
Prepaid taxes	87,523	27,266
Supplier advances	250	26,142
Deposits	29,272	19,800
Employee advances	14,006	16,978
Prepaid advisory fees, other	18,360	16,941
Total	$497,771	$563,688

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	June 30, 2024	March 31, 2024
Land	$110,113	$110,113
Building and improvements	3,293,986	3,293,986
Machinery equipment, furniture, and fixtures	25,549,294	25,590,644
Construction-in-progress	155,372	148,606
Total property, plant, and equipment	29,108,765	29,143,349
Less: accumulated depreciation	(14,799,442)	(14,345,358)
Total property, plant and equipment, net	$14,309,323	$14,797,991

For the quarter ended June 30, 2024 and 2023, we recorded depreciation expense of $0.5 million and $0.6 million, respectively.

We capitalize interest on borrowings during active construction period for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest capitalized for the three months ended June 30, 2024 and 2023, was $97 and $28,168, respectively.

In September 2023, the Company signed an agreement to make additional equipment upgrades for a certain customer. We recognize new purchases as a fixed asset and billings for reimbursement from the customer as a contra-asset. Future depreciation of the asset will be offset directly by the amortization of the contra-asset on a net basis in the statement of operations. The amortization period will match the schedule of depreciation set forth under our policies.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2024	March 31, 2024
Accrued compensation	$1,146,082	$1,172,262
Provision for claims	516,972	516,972
Provision for contract losses	453,384	293,324
Accrued professional fees	300,584	458,636
Accrued project costs	655,831	560,428
Accrued breakup fee	—	1,116,800
Other	297,208	144,064
Total	$3,370,061	$4,262,486

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would not be able to close on the acquisition of Votaw Precision Technologies, Inc. and accrued a breakup fee of $1.1 million. On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1.5 million for the breakup fee payment as set forth under the terms and conditions of the agreement. The additional $0.4 million based on the change in fair value of shares at the time of issuance was recorded in April 2024.

NOTE 11 – DEBT

Long-term debt included the following as of:	June 30, 2024	March 31, 2024
Stadco Term Loan, at 3.79% interest, due August 2028	$2,509,299	$2,647,275
Ranor Term Loan, at 6.05% interest, due December 2027	2,200,013	2,215,643
Ranor Revolver Loan, at 7.31% interest, due January 2025	2,782,000	2,785,000
Total debt	$7,491,312	$7,647,918
Less: debt issue costs unamortized	$83,260	$89,235
Total debt, net	$7,408,052	$7,558,683
Less: Current portion of long-term debt	$7,408,052	$7,558,683
Total long-term debt, net	$—	$—

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

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4.0 million from Berkshire Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54,390, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on June 30, 2024, and March 31, 2024 were $26,837 and $30,007, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2.85 million, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19,260, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021.

Since December 20, 2021, Ranor and certain affiliates of the Company entered into five separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and January 15, 2025, respectively.

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

Interest payments made under the Revolver Loan for the quarter ended June 30, 2024 and 2023 were $56,678 and $29,678, respectively. The weighted average interest rate at June 30, 2024 and March 31, 2024 was 7.71% and 7.60%, respectively. The weighted average amount outstanding during the period ending June 30, 2024 was $2.9 million. There was $2.8 million outstanding under the Revolver Loan at June 30, 2024. Unused borrowing capacity at June 30, 2024 and March 31, 2024 was approximately $1.5 million and $0.5 million, respectively.

Unamortized debt issue costs at June 30, 2024 and March 31, 2024 were $56,423 and $59,228, respectively.

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

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision-to-the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis, commencing with the fiscal quarter ending as of September 30, 2021. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

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

The Company was not in compliance with the debt service and balance sheet leverage tests at June 30, 2024. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

NOTE 12 - OTHER NONCURRENT LIABILITIES

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company’s incurs construction costs. All payments were received under this contract during the fiscal years ended March 31, 2024, 2023 and 2022. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount is included in the Company’s condensed consolidated balance sheets as a noncurrent liability.

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during the three months ended June 30, 2024. Advance payments from the customer accrue in the Company’s condensed consolidated balance sheets as a noncurrent liability.

As of June 30, 2024, and March 31, 2024, a total of $4.3 million and $3.5 million, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into the Payment Agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1.8 million that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18,439 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of June 30, 2024 and March 31, 2024 for $0.2 million and $1.2 million, and $0.2 million and $1.3 million, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	June 30, 2024	March 31, 2024
Right of Use Asset
Right of use asset – operating lease	$6,629,396	$6,629,396
Right of use asset – finance leases	65,016	65,016
Amortization	(1,890,975)	(1,716,747)
Right of use assets net	$4,803,437	$4,977,665
Lease liability – operating lease	$4,946,258	$5,124,823
Lease liability – finance leases	16,824	19,151
Total lease liability	$4,963,082	$5,143,974

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2024	June 30, 2023
Operating lease amortization	$171,945	$164,101
Finance lease amortization	$2,283	$4,333
Finance lease interest	$148	$281

Weighted average lease term and discount rate at:	June 30, 2024	June 30, 2023
Lease term (years) – operating lease	6.00	7.00
Lease term (years) – finance lease	1.75	2.40
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	4.5%

Supplemental cash flow information related to leases for the three months ended:	June 30, 2024	June 30, 2023
Cash used in operating activities	$234,700	$234,700
Cash used in financing activities	$2,327	$6,191

Maturities of lease liabilities at June 30, 2024 for the next five years and thereafter:

2024	$948,701
2025	946,226
2026	938,802
2027	938,801
2028	938,801
Thereafter	860,569
Total lease payments	$5,571,900
Less: imputed interest	608,818
Total	$4,963,082

NOTE 14 – COMMITMENTS

Purchase Commitments

As of June 30, 2024, we had approximately $8.7 million in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

The Company has a defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $20,811 and $21,543 for the three months ended June 30, 2024 and 2023, respectively.

Legal Proceeding

The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. We believe we have recorded adequate provisions for our litigation matters. We review and adjust these provisions quarterly to reflect the effect of negotiations, settlements, rulings, and advice.

On October 30, 2023, a former employee filed suit against Stadco asserting individual wage and hour claims, claims for age and disability discrimination under California law, and a collective action on behalf of all non-exempt Stadco employees pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.], to impose civil penalties for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The case has been stayed and was resolved in principle at mediation on June 26, 2024. The former employee’s individual claims were also resolved at mediation, and final settlement payment on the individual claims was due and paid in August 2024.

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Accordingly, under the terms of the PAGA Settlement Agreement, Stadco must pay the sum of $205,000 no later than November 7, 2024., which has been included in accrued expenses under the provision for claims as of March 31, 2024 (see Note 10 – Accrued Expenses).

NOTE 15 – SEGMENT INFORMATION

The Company has two wholly owned subsidiaries, Ranor and Stadco that are reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All of the Company’s operations, assets, and customers are located in the U.S.

Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other industrial customers. However, both segments have separate operating, engineering, and sales teams. Our Chief Executive Officer, or “CEO”, is the Chief Operating Decision Maker, or “CODM”, and evaluates the performance of our segments based upon, among other things, segment revenue and operating profit. Segment operating profit excludes general corporate costs. Corporate costs include executive and director compensation, stock-based compensation, and other corporate and administrative expenses not allocated to the segments. The following table provides summarized financial information for our segments:

	Three Months Ended
	June 30,
	2024	2023
Ranor	$4,382,208	$4,499,097
Stadco	3,603,687	2,967,133
Eliminate intersegment revenue	—	(94,990)
Revenue from external customers	7,985,895	7,371,240
Ranor operating income	912,882	875,465
Stadco operating loss	(1,333,926)	(904,524)
Corporate and unallocated (1)	(920,063)	(550,741)
Total operating loss	(1,341,107)	(579,800)
Other (expense) income	12,724	1
Interest expense	(131,777)	(94,086)
Consolidated loss before income taxes	$(1,460,160)	$(673,885)
Depreciation and amortization:
Ranor	$260,752	$131,135
Stadco	433,048	428,600
Totals	$693,800	$559,735
Capital expenditures
Ranor	$201,233	$1,854,002
Stadco	—	—
Totals	$201,233	$1,854,002
(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

NOTE 16 – SUBSEQUENT EVENTS

Amendment to Amended and Restated Loan Agreement and Promissory Note

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025. (see Note 11 - Debt).

Private Placement of Common Stock and Warrants

On July 3, 2024, the Company entered into a Securities Purchase Agreement, or the “Purchase Agreement”, with certain accredited investors, or the “Purchasers”, pursuant to which the Company sold common stock and warrants in a private placement at an aggregate purchase price of approximately $2.3 million (see Note 2 – Basis of Presentation and Significant Accounting Policies).

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity and Capital Resources”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenue and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, the conflicts in Eastern Europe and the Middle East, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates,
●	unexpected costs, charges or expenses resulting from the recently terminated Stock Purchase Agreement; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

Overview

The manufacturing operations of our Ranor subsidiary are situated on approximately 65 acres in North Central Massachusetts. Leveraging our 145,000 square foot facilities, Ranor provides a full range of custom solutions to transform material into precision finished welded components and precision finished machined components up to 100 tons: manufacturing engineering, materials management and traceability, high-precision heavy fabrication (in-house fabrication operations include cutting, press and roll forming, welding, heat treating, assembly, blasting and painting), heavy high-precision machining (in-house machining operations include CNC programming, finishing, and assembly), QC inspection including portable CMM, NonDestructive Testing, and final packaging.

All manufacturing at Ranor is performed in accordance with customer requirements. Ranor is an ISO 9001:2015 certificate holder. Ranor is a US defense-centric company with over 95% of its revenue in the defense sector. Ranor is registered and compliant with ITAR.

The manufacturing operations of our Stadco subsidiary are situated in an industrial self-contained multi-building complex comprised of approximately 183,000 square feet under roof in Los Angeles, California. Stadco manufactures large mission-critical components on several high-profile military aircraft, military helicopter, and military space programs. Stadco has been a critical supplier to a blue-chip customer base that includes some of the largest OEMs and prime contractors in the defense and aerospace industries. Stadco also manufactures tooling, molds, fixtures, jigs and dies used in the production of defense-centric aircraft components.

Our Stadco subsidiary, similar to Ranor, provides a full range of custom solutions: manufacturing engineering, materials management and traceability, high-precision fabrication (in-house fabrication operations include waterjet cutting, press forming, welding, and assembly) and high-precision machining (in-house machining operations include CNC programming, finishing, and assembly), QC inspection including both fixed and portable CMM NonDestructive Testing, and final packaging. In addition, Stadco features a large electron beam welding cell, and two NonDestructive Testing work cells, a unique mission-critical technology set.

All manufacturing at Stadco is performed in accordance with customer requirements. Stadco is an AS 9100 D and ISO 9001:2015 certificate holder and a NADCAP NonDestructive Testing certificate holder. Stadco is a US defense-centric company with over 60% of its revenue in the defense sector. Stadco is registered and compliant with ITAR.

Custom Manufacturing

We manufacture a variety of components in accordance with our internal core competencies and external customer needs and requirements. We also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturability. We do not design the components we manufacture; we custom manufacture according to customer “build-to-print” requirements and specifications. Accordingly, we do not distribute the components that we manufacture on the open market, and we do not market any products. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture in anticipation of orders. Our custom manufacturing operations do not commence on any project before we receive and accept a customer’s purchase order. We only accept contracts that cover specific components within the capability of our resources.

We primarily target repeating custom programs with relatively mature and stable designs in order to provide long-term solutions for our customers. The multi-unit work is repeat work or a single product with multiple quantity releases. Secondarily, our activities include a variety of both multi-unit and one-off requirements. The one-off work is typically either a prototype or a unique, one-of-a-kind component.

Changes in regulations and market demand for our manufacturing expertise can be significant and sudden, and require us to adapt to the needs of the customers that we serve Understanding this dynamic, we focus on the defense industry in order to reliably pivot with our defense customers to jointly develop the capability to transform our workforce to manufacture components in accordance with our own and our external customers’ changing requirements.

We primarily serve customers in the defense and aerospace; secondarily in the nuclear, and precision industrial sectors. Within these sectors, we have manufactured custom components for US Navy submarines and aircraft carriers, USMC military helicopters, US defense and civilian aerospace programs, and components for nuclear power plants.

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

Recent Developments

Termination of Votaw Acquisition

On November 22, 2023 we and the Seller, entered into the Purchase Agreement, pursuant to which, we would acquire all of the issued and outstanding common stock of Votaw Precision Technologies, Inc. (“Votaw”) and after giving effect to such purchase, Votaw was to become our wholly owned subsidiary.

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

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f), the Company was required to pay to the Seller the Stock Termination Fee. Under the Purchase Agreement, the Stock Termination Fee can increase by 48,000 additional shares of the Company’s common stock under certain conditions, including if the Company fails to use commercially reasonable efforts to cause a registration statement to effect the resale of the shares of common stock composing the Stock Termination Fee to be declared effective by the Securities and Exchange Commission as soon as practicable. Such registration was filed with the Securities and Exchange Commission on May 2, 2024, but cannot be declared effective until we have filed all of the required financial statements with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

On April 29, 2024, we issued 320,000 shares of our common stock as the Stock Termination Fee.

Amendments to Amended and Restated Loan Agreement and to Second Amended and Restated Promissory Note

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

July Private Placement

On July 3, 2024, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”), with certain accredited investors (the “PIPE Purchasers”) pursuant to which we agreed to sell in a private placement (the “July Private Placement”) at an aggregate purchase price of $2,298,045, (i) 666,100 shares of our common stock (the “PIPE Shares”), and (ii) common stock purchase warrants to purchase up to 666,100 shares of our common stock (the “PIPE Warrants”). The combined purchase price for one PIPE Share and one PIPE Warrant was $3.45. The purpose of the July Private Placement was to raise working capital for use by the Company. The closing of the July Private Placement occurred on July 8, 2024 (the “PIPE Closing Date”). Placement agent fees totaled $126,014. Proceeds under the agreement were received after June 30, 2024.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition and income taxes. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may vary under different assumptions or conditions.

We consider the principles and estimates applied for revenue recognition as one of our most critical accounting estimates. Our revenue can fluctuate from quarter-to-quarter as we measure revenue recognition over the duration of a project, or at the end of the project. The Company records most of its revenue over-time as it completes performance obligations or at a point-in-time, for example, at the delivery date, when control of the promised goods is transferred to the customer. Project volume for revenue recognized at a point-in-time is generally smaller, can fluctuate from period-to-period, and is difficult to forecast.

We measure progress for performance obligations satisfied over time using input methods such as labor hours expended. As a result, we review inputs and outputs and can estimate the remaining amounts of inputs needed to complete the work and therefore report an accurate amount of revenue each reporting period. The amount of revenue period-to-period will fluctuate based on project volume.

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the three months ended June 30, 2024.

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, in the Notes to the Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements”, for a discussion of recently adopted new accounting guidance.

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory and legal conditions in the United States and in foreign markets. It generally takes approximately twelve months or less to complete our manufacturing projects. However, contracts for larger complex components can take up to thirty-six months in general to complete. Units manufactured under the majority of our customer contracts have historically been delivered on time and with a positive gross margin. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptances of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. Delays in any of these items could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

We evaluate the performance of our segments based upon, among other things, segment revenue, operating profit, and certain key performance indicators. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended June 30, 2024 and 2023

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	June 30, 2024		June 30, 2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net sales	Amount	Net sales	Amount	Percent
Revenue
Ranor	$4,382	55%	$4,499	61%	$(117)	(3)%
Stadco	3,604	45%	2,967	40%	637	21%
Intersegment elimination	—	—%	(95)	(1)%	95	100%
Consolidated Revenue	$7,986	100%	$7,371	100%	$615	8%
Cost of revenue
Ranor	$3,145	39%	$3,217	44%	$(72)	(2)%
Stadco	4,602	58%	3,555	48%	1,047	29%
Intersegment elimination	—	—%	(95)	(1)%	95	100%
Consolidated Cost of revenue	$7,747	98%	$6,677	91%	$1,070	16%
Gross profit
Ranor	$1,237	16%	$1,282	17%	$(45)	(4)%
Stadco	(998)	(13)%	(588)	(8)%	(410)	(70)%
Consolidated Gross profit	$238	3%	$694	9%	$(455)	(66)%

Revenue

Consolidated – Revenue was $8.0 million for the three months ended June 30, 2024, or 8% higher when compared to revenue of $7.4 million for the three months ended June 30, 2023. Revenue increased by $0.6 million at Stadco offset in part by a decrease of $0.1 million at Ranor. As explained below, we realized fewer direct labor hours at both Ranor and Stadco on projects executed during the first quarter of 2024 as compared with the same period a year ago. However, the projects executed had overall relatively higher contract values as compared with the same period a year ago. As described in the gross profit and gross margin section, higher relative contracts prices do not necessarily have higher gross profit or gross margin.

Ranor – Revenue was $4.4 million for the three months ended June 30, 2024, a decrease of $0.1 million or 3% lower when compared to the same period a year ago. We realized fewer direct labor hours during the first quarter of 2024 as compared with the same period a year ago.

The backlog for Ranor remains strong as new orders continue to flow to us from our existing customer base of prime defense contractors. The backlog at Ranor on June 30, 2024 and 2023 was $18.8 million and $21.8 million, respectively.

Stadco - Revenue was $3.6 million for the three months ended June 30, 2024, compared with revenue of $3.0 million for the three months ended June 30, 2023, an increase of $0.6 million, or 21%. We realized fewer direct labor hours during the first quarter of 2024 as compared with the same period a year ago. However, the projects executed on during the first quarter had overall relatively higher contract values during the first quarter of 2024 as compared with the same period a year ago.

The backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow to us from our existing customer base of prime defense contractors. Stadco’s backlog was $22.4 million and $24.5 million as of June 30, 2024 and 2023, respectively.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended June 30, 2024, was $7.7 million, or 16% higher when compared to the three months ended June 30, 2023. The increase in cost of revenue was primarily the result of higher production costs and under-absorbed overhead at Stadco. As a result, gross profit decreased by $0.5 million, or 66% when compared to the same period a year ago. Gross margin for the three months ended June 30, 2024 was 3.0% compared to 9.4% in the same period a year ago.

Ranor – Gross profit decreased by $45,000, basically flat, when compared to the same period a year ago. Cost of revenue was $72,000 lower, as an increase in material costs was more than offset by higher absorbed overhead added to our work-in-progress when compared with the same period in the prior-year.

Stadco – Gross profit was negative $1.0 million for the three months ended June 30, 2024, as our losses increased when compared to the same period a year ago. Direct labor hours charged to projects were lower compared with the same prior year period a year ago. Therefore, factory overhead was under absorbed, and other production costs, repairs and maintenance and certain project losses increased year-over-year.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2024		June 30, 2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Net Sales	Amount	Net Sales	Amount	Percent
Ranor	$324	4%	$406	6%	$(82)	(20)%
Stadco	336	4%	317	4%	19	6%
Corporate and unallocated	920	12%	551	7%	369	67%
Consolidated SG&A	$1,580	20%	$1,274	17%	$306	24%

Consolidated – Total selling, general and administrative expenses for the three months ended June 30, 2024, increased by approximately $0.3 million, or 24%, primarily due to a $0.4 million change in fair value to the accrual for the breakup fee in connection with the terminated Votaw acquisition.

Ranor – SG&A expense decreased by $82,000 for compensation and payroll taxes due to staff reductions.

Stadco – SG&A expense for the three months ended June 30, 2024, increased by approximately $19,000. The SG&A expenses for office costs and outside advisory fees increased by approximately $46,000, offset in part by a decrease in compensation and payroll taxes due to staff reductions.

Corporate and unallocated – SG&A increased by approximately $0.4 million, primarily for a change in fair value to the accrual for the breakup fee in connection with the terminated Votaw acquisition.

Operating (loss) income

	June 30, 2024		June 30, 2023		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	net sales	Amount	net sales	Amount	Percent
Ranor	$913	11%	$876	12%	$37	4%
Stadco	(1,334)	(17)%	(905)	(12)%	(429)	(47)%
Corporate and unallocated	(920)	(12)%	(551)	(8)%	(369)	(67)%
Operating loss	$(1,341)	(17)%	$(580)	(8)%	$(761)	(131)%

Consolidated – As a result of the foregoing, for the three months ended June 30, 2024, we reported an operating loss of $1.3 million, or $0.8 million higher than the operating loss for the three months ended June 30, 2023. The change was primarily due to operating losses at Stadco and an accrual for the change in fair value to the breakup fee in connection with the terminated Votaw acquisition.

Ranor – Operating income was slightly higher when compared to the same period a year ago, due primarily to lower selling, general and administrative costs.

Stadco – Operating loss increased by $0.4 million as certain projects with production issues disrupted throughput for the three months ended June 30, 2024.

Corporate and unallocated – Operating loss increased by approximately $0.4 million, due primarily for a change in the fair value for the breakup fee in connection with the terminated Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	June 30, 2024	June 30, 2023	$ Change	% Change
Other income	$12,724	$1	$12,723	nm	%
Interest expense	(114,638)	(75,325)	(39,313)	(52)
Amortization of debt issue costs	(17,139)	(18,761)	1,622	9

nm – not meaningful

Interest expense increased by approximately $40,000 when compared with the three months ended June 30, 2023, due primarily to an increase in borrowings under the revolver loan, and a reduction in capitalized interest. That increase was offset in part by lower amounts of interest expense paid in connection with the term loans.

Amortization of debt issue costs for the three months ended June 30, 2024, was slightly lower when compared to three months ended June 30, 2023, according to the term loan periods.

Other income, net, in the table above, for the three months ended June 30, 2024, includes a vendor rebate for approximately $11,000.

Income Tax expense (benefit)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at June 30, 2024 was approximately $5.6 million. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

For the three months ended June 30, 2024, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the three months ended June 30, 2023, the Company recorded an income tax benefit of ($146,430) with an effective tax rate of 21.7%.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2024, we recorded a net loss of $1.5 million, or $0.16 per share basic and fully diluted, compared with a net loss of $527,455, or $0.06 per share basic and fully diluted for the three months ended June 30, 2023.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow.

As of June 30, 2024, we had approximately $1.6 million in total available liquidity, consisting primarily of $1.5 million in undrawn capacity under our Revolver Loan. As of March 31, 2024, we had $2.3 million in total available liquidity, consisting of $0.1 million in cash and cash equivalents, and approximately $2.2 million in undrawn capacity under our Revolver Loan.

There was $2.8 million and $2.8 million outstanding under the Revolver Loan at June 30, 2024 and March 31, 2024, respectively. The Company pays interest at an adjusted SOFR-based rate. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest-only payments on advances made under the Revolver Loan during the three months ended June 30, 2024, and 2023 totaled $56,678 and $29,678, respectively. The weighted average interest rate at June 30, 2024 and March 31, 2024 was 7.71% and 7.60%, respectively. The weighted average amount outstanding during the period ending June 30, 2024 was $2.9 million. Unused borrowing capacity at June 30, 2024 and March 31, 2024 was approximately $1.5 million and $0.5 million, respectively.

At June 30, 2024 and March 31, 2024 our working capital was negative in part because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

The table below presents selected liquidity and capital measures at:

	June 30,	March 31,	Change
(dollars in thousands)	2024	2024	Amount
Cash and cash equivalents	$45	$138	$(93)
Revolver loan – available borrowing capacity	$1,545	$524	$1,021
Working capital	$(1,661)	$(2,904)	$1,243
Total debt	$7,491	$7,648	$(157)
Total stockholders’ equity	$7,821	$7,803	$8

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	June 30,	June 30,	Change
(dollars in thousands)	2024	2023	Amount
Operating activities	$107	$115	$(8)
Investing activities	(31)	(1,854)	1,823
Financing activities	(170)	1,476	(1,646)
Net decrease in cash	$(94)	$(263)	$169

Operating activities

Apart from our loan facilities, our primary sources of cash are from customer revenue, customer contract advances, and associated accounts receivable collections. Many of our customers make advance payments and progress payments under the terms of each manufacturing contract. The composition of our accounts receivable collections mix changes between advance payments and customer payments made after shipment of finished goods. Our cash flows can fluctuate from period to period as we mark progress with customer project milestones and the timing of progress payments.

Cash provided by operating activities for the three months ended June 30, 2024, was approximately $0.1 million. Our net loss adjusted by our non-cash adjustments used $0.2 million of cash during the three months ended June 30, 2024, as compared to a use of cash of $79,000 to the same period a year ago. Working capital changes to our balance sheet provided $0.3 million of cash during the three months ended June 30, 2024, as compared to $0.2 million provided by during the same period a year ago.

Cash provided by operating activities for the three months ended June 30, 2023, was approximately $0.1 million. Cash provided by operating activities included reimbursements under a certain customer project program and was almost entirely offset by payments for obligations for goods and services that had been acquired on open account from suppliers.

Investing activities

For the three months ended June 30, 2024, we invested approximately $0.2 million in new factory machinery and equipment and were reimbursed for $0.2 million of certain purchases under a supplier development fund.

We are subject to certain financial debt covenants and may not spend more than $1.5 million for new machinery and equipment during any single fiscal year, tested on an annual basis at the end of each fiscal year. We estimate that our spending on new machinery and equipment in fiscal 2025 will not exceed the spending limitation.

For the three months ended June 30, 2023, we invested $1.9 million in new factory machinery and equipment.

Financing activities

We drew down $2.8 million of proceeds under our Revolver Loan during the three months ended June 30, 2024, and repaid $2.8 million during the same period. We also used approximately $0.2 million of cash to pay down debt principal and make periodic lease payments.

For the three months ended June 30, 2023, we drew down $4.5 million of proceeds under the Revolver Loan and repaid $2.9 million during the same period. We also used approximately $154,000 of cash to pay down debt principal and make periodic lease payments.

All of the above activity resulted in a net decrease in cash of $0.1 million for the three months ended June 30, 2024 compared with a net decrease in cash of $0.3 million for the three months ended June 30, 2023.

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

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limits the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions.

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

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending March 31, 2024 and June 30, 2024, as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

On March 31, 2023, the Company was in violation of the Loan Agreement as it exceeded the capital expenditure limit of $1.5 million as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures. The Company was otherwise in compliance with all the financial covenants on March 31, 2023.

There was $7.5 million and $7.6 million outstanding under the Loan Agreement on June 30, 2024 and March 31, 2024, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on June 30, 2024:

●	Our debt obligations, including fixed and variable-rate debt, totaled $7.5 million, and, because of current debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $8.7 million, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our lease obligations, including imputed interest, totaled $5.6 million for buildings through 2030, with approximately $0.9 million due annually for each of the next six years.

There are no off-balance sheet arrangements as of June 30, 2024.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $1.5 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. EBITDA, a non-GAAP financial measure, was negative for the three months ended June 30, 2024 and 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three months ended:

	June 30,	June 30,	Change
(Dollars in thousands)	2024	2023	Amount
Net loss	$(1,460)	$(527)	$(933)
Income tax benefit	—	(146)	146
Interest expense (1)	132	94	38
Depreciation and amortization	694	560	134
EBITDA	$(634)	$(19)	$(615)
(1)	Includes amortization of debt issue costs.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified three material weaknesses in our internal control over financial reporting as of March 31, 2024, which continues to exist at June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K, management identified the following material weaknesses:

(1) Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition;

(2) Tax accounting – during fiscal 2023 and fiscal 2024 we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. These conditions led to certain omissions in the assessment of the valuation allowance during the third and fourth quarter of fiscal 2024. Because of this material weakness in fiscal 2023, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the period ended March 31, 2024;

(3) Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenue and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2024.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2024, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses.

In fiscal 2024, our management, with the oversight of our audit committee, executed a plan to take measures to begin remediating the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our tax accounting, acquisition accounting procedures, and accounting closing cycle time at Stadco: (1) Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls in fiscal 2025. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The third-party specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw; (2) Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions. We will implement new controls in fiscal 2025 to ensure a timely quarterly review of our deferred tax assets and liabilities and valuation allowance requirements as we facilitate remediation of the material weakness; (3) Stadco accounting - For the fiscal year ended March 31, 2024, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we are transitioning accounting function to the office of the Chief Financial Officer in Massachusetts, where expert and experienced personnel are in-place to execute a plan to 1) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, 2) improve the reliability of financial reporting, and 3) continued compliance with generally accepted accounting principles and applicable laws and regulations. We began to implement these measures during fiscal 2024 and we will monitor progress during fiscal 2025 as we facilitate remediation of the material weakness.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II. Other Information.

Item 1. Legal Proceedings.

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

On October 30, 2023, the Company and one of its employees were named as defendants in an action alleging individual claims of discrimination and wage and hour violations, along with representative wage and hour claims brought pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.] in California Superior Court for the County of Los Angeles. In the complaint, captioned Ibarra v. Stadco (LASC Case No. 23STCV26591), a former employee of Stadco, sought to recover alleged damages (including backpay from his date of termination and emotional distress), unpaid underpaid wages, penalties, attorney’s fees and costs of suit on his own behalf based on allegations of age and disability discrimination and wage and hour violations. The former employee’s individual claims would have been subject to private arbitration. In addition, the former employee seeks to recover civil penalties under PAGA on behalf of a group of similarly situated aggrieved employees based upon all paychecks issues since July 21, 2022, together with his attorney’s fees and costs of suit, for certain violations of the California Labor Code. For purposes of this action, “aggrieved employees” means all non-exempt employees of Stadco in California since July 21, 2022. The PAGA claim may not be privately arbitrated, and any settlement must be approved by the court. Stadco has retained outside legal counsel to defend this action. The parties participated in a mediation on June 26, 2024, and were able to reach a resolution within the Company’s expectations. Final settlement payment on the individual claims was due and paid in August 2024.

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Accordingly, under the terms of the PAGA Settlement Agreement, Stadco must pay the sum of $205,000 no later than November 7, 2024.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Employment Agreement, dated September 19, 2024, between TechPrecision Corporation and Richard D. Roomberg.	8-K	001-41698	September 23, 2024	10.1
10.2	Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, effective as of March 20, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	April 9, 2024	10.1
10.3	Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, executed on May 28, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	June 3, 2024	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

November 7, 2024	By:	/s/ Richard D. Roomberg
Richard D. Roomberg
Chief Financial Officer