Form 10-Q
period 2024-09-30
TECHPRECISION CORP
filed 2025-01-21
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 001-41698

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of January 17, 2025, was 9,662,525.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
( in thousands, except per share data)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$132	$138
Accounts receivable, net	2,387	2,371
Contract assets	9,545	8,527
Raw materials	1,802	1,827
Work-in-process	1,558	1,423
Other current assets	459	564
Total current assets	15,883	14,850
Property, plant and equipment, net	14,380	14,798
Right of use asset, net	4,627	4,977
Other noncurrent assets	122	122
Total assets	$35,012	$34,747
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,149	$1,408
Accrued expenses	3,936	4,263
Contract liabilities	2,517	3,788
Current portion of long-term lease liability	753	736
Current portion of long-term debt, net	7,055	7,559
Total current liabilities	17,410	17,754
Long-term lease liability	4,028	4,408
Other noncurrent liability	4,690	4,782
Total liabilities	26,128	26,944
Commitments (see Note 14)
Stockholders’ Equity:
Common stock - par value $0.0001 per share, 50,000,000 shares authorized; Shares issued and outstanding September 30, 2024 – 9,619,232 and 9,609,232, respectively; Shares issued and outstanding March 31, 2024 – 8,777,432.	1	1
Additional paid in capital	18,343	15,201
Accumulated deficit	(9,460)	(7,399)
Total stockholders’ equity	8,884	7,803
Total liabilities and stockholders’ equity	$35,012	$34,747

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$8,946	$7,970	$16,932	$15,341
Cost of revenue	7,932	6,935	15,679	13,612
Gross profit	1,014	1,035	1,253	1,729
Selling, general and administrative	1,502	1,632	3,082	2,906
Loss from operations	(488)	(597)	(1,829)	(1,177)
Other income	—	41	13	41
Interest expense	(113)	(149)	(245)	(243)
Total other (expense) income	(113)	(108)	(232)	(202)
Loss before income taxes	(601)	(705)	(2,061)	(1,379)
Income tax benefit	—	(177)	—	(323)
Net loss	$(601)	$(528)	$(2,061)	$(1,056)
Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.22)	$(0.12)
Weighted average shares outstanding – basic and diluted	9,568,660	8,720,603	9,279,967	8,667,298

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(in thousands, except per share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2023	8,613,408	$1	$14,950	$(356)	$14,594
Net loss	—	—	—	(528)	(528)
Balance June 30, 2023	8,613,408	$1	$14,950	$(884)	$14,066
Stock issued for exercised options	109,024	—	—	—	—
Stock used for tax withholding at exercise	—	—	(34)	—	(34)
Restricted stock award	15,000	—	—	—	—
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(528)	(528)
Balance September 30, 2023	8,737,432	$1	$14,925	$(1,412)	$13,513

Balance March 31, 2024	8,777,432	$1	$15,201	$(7,399)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Restricted stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(1,460)	(1,460)
Balance June 30, 2024	9,097,432	1	16,746	(8,859)	7,888
Sale of stock and warrants, net	521,800	—	1,588	—	1,588
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(601)	(601)
Balance September 30, 2024	9,619,232	$1	$18,343	$(9,460)	$8,884

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
(in thousands, except per share data)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,061)	$(1,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,391	1,128
Amortization of debt issue costs	38	37
Change in fair value of stock acquisition termination fee	419	—
Stock-based compensation	18	9
Change in contract loss provision	223	(43)
Deferred income taxes	—	(323)
Gain on disposal of fixed assets	—	(40)
Changes in operating assets and liabilities:
Accounts receivable	(16)	(684)
Contract assets	(1,018)	851
Work-in-process and raw materials	(110)	(379)
Other current assets	105	(117)
Accounts payable	1,741	(617)
Accrued expenses	208	(84)
Contract liabilities	(1,271)	847
Other noncurrent liabilities	(92)	1,729
Net cash (used in) provided by operating activities	(425)	1,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance claim on fixed assets	—	62
Purchases of property, plant, and equipment	(1,622)	(2,659)
Reimbursements for purchases of property, plant and equipment	1,000	—
Net cash used in investing activities	(622)	(2,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	1,801	—
Private placement fees	(213)	—
Debt issue costs	(48)	—
Revolver loan borrowings	6,746	6,710
Revolver loan payments	(6,931)	(5,460)
Payments of principal for leases	(5)	(11)
Repayments of long-term debt	(309)	(296)
Net cash provided by financing activities	1,041	943
Net decrease in cash and cash equivalents	(6)	(396)
Cash and cash equivalents, beginning of period	138	534
Cash and cash equivalents, end of period	$132	$138
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$207	$201

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Noncash Operating

On April 29, 2024, we extinguished a liability of $1,117 when we issued 320,000 shares of common stock in connection with the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc.

Noncash Financing

On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1,536 for the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc. The additional $419 was based on the change in fair value of shares at the time of issuance was recorded in April 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except per share data)

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended September 30, 2024 and 2023 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the six months ended September 30, 2024, we reported a net loss of $2,061.

As of September 30, 2024, we had approximately $1,275 in total available liquidity, consisting primarily of $132 in cash and cash equivalents, and $1,143 in undrawn capacity under our revolver loan. As of March 31, 2024, we had approximately $677 in total available liquidity, consisting of $138 in cash and cash equivalents, and $539 in undrawn capacity under our revolver loan.

The Company is the borrower under a Loan Agreement which was amended on May 28, 2024, Ranor and certain affiliates of the Company entered into the Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment”. In addition to extending the maturity date of the revolver loan to August 30, 2024, the Eighth Amendment reduced the maximum principal amount from $5,000 to $4,500 and required that an operational assessment be performed, primarily at Stadco, by an acceptable third-party consultant. The lender has acknowledged receipt of that operational assessment of Stadco as required pursuant to the Eighth Amendment.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, extended the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

On December 19, 2024, Ranor and the other Borrowers entered into a Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, or the “Tenth Amendment”, with Berkshire Bank. The Tenth Amendment, among other things, extended the maturity date of the Revolver Loan from January 15, 2025 to April 30, 2025 (see Note 16 - Subsequent Event).

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending September 30, 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

There was $7,154 in total outstanding debt under the Loan Agreement on September 30, 2024. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by improving profitability of Stadco operations, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. Placement fees in connection with the offering totaled $213. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan by April 30, 2025, or seek alternative financing if the lender calls the loan due to default. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity, and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, and compliance with debt covenants at current and subsequent measurement dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

The condensed consolidated financial statements for the three and six months ended September 30, 2024, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update, or “ASU”, 2024 - 03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this update to determine the impact it may have on the disclosures to its condensed consolidated financial statements.

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

Revenue by market	Defense	Industrial	Totals
Three months ended September 30, 2024	$8,919	$27	$8,946
Three months ended September 30, 2023	$7,960	$10	$7,970
Six months ended September 30, 2024	$16,861	$71	$16,932
Six months ended September 30, 2023	$15,159	$182	$15,341

Revenue by contract type	Over-Time	Point-in-Time	Totals
Three months ended September 30, 2024	$8,532	$414	$8,946
Three months ended September 30, 2023	$7,414	$556	$7,970
Six months ended September 30, 2024	$15,861	$1,071	$16,932
Six months ended September 30, 2023	$14,347	$994	$15,341

As of September 30, 2024, the Company had $48,641 of remaining performance obligations, of which $41,304 were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenue from customers who accounted for more than 10% of our revenue.

	Three months ended			Three months ended				Six months ended			Six months ended
	September 30, 2024			September 30, 2023				September 30, 2024			September 30, 2023
Customer	Amount		Percent	Amount		Percent		Amount		Percent	Amount		Percent
A		$1,531	17%		$2,560	32%			$3,064	18%		$4,845	32%
B		$898	10%	$	*	*	%		$1,890	11%	$	*	*	%
C		$1,206	13%	$	*	*	%		$2,281	13%	$	*	*	%
D		$1,041	12%	$	*	*	%	$	*	* %	$	*	*	%
E		$1,365	15%		$1,235	16%			$3,238	19%		$2,101	13%
F		$2,113	24%	$	*	*	%		$2,992	18%	$	*	*	%
G	$	*	* %	$	*	*	%	$	*	* %	$	*	*	%
H	$	*	* %	$	*	*	%	$	*	* %	$	*	*	%

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following at:

		Progress
	Unbilled	payments	Total
September 30, 2024	$22,818	$(13,273)	$9,545
March 31, 2024	$19,255	$(10,728)	$8,527

For the six months ended September 30, 2024 and 2023, we recognized revenue of $2,056 and $1,195 related to our contract liabilities as of April 1, 2024 and 2023. Contract liabilities consist of the following as of:

		Customer
	Deferred Revenue	Deposits	Total
September 30, 2024	$886	$1,631	$2,517
March 31, 2024	$2,104	$1,684	$3,788

NOTE 4 – INCOME TAXES

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $5,900 on September 30, 2024 and $5,300 on March 31, 2024. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

For the three months ended September 30, 2024, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. We recorded an income tax benefit for the three ($177) and six months ($323) ended September 30, 2023. The Company’s effective tax rate for the six months ended September 30, 2023 was 23.4%.

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

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic and diluted EPS
Net loss	$(601)	$(528)	$(2,061)	$(1,056)
Weighted average shares – basic and diluted	9,568,660	8,720,603	9,279,967	8,667,298
Net loss per share	$(0.06)	$(0.06)	$(0.22)	$(0.12)

The following table depicts all potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share), for the periods ended:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	542,500	542,500	542,500	542,500
Warrants	566,783	25,000	566,783	25,000
Restricted stock	10,000	—	10,000	—

NOTE 6 – STOCK-BASED COMPENSATION

The 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, is designed to reflect our commitment to having best practices in both compensation and corporate governance. The 2016 Plan provides for a share reserve of 1,250 shares of common stock.

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted and unrestricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to: (a) enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors and consultants; (b) provide those employees, directors and consultants with an incentive for productivity; and (c) provide those employees, directors and consultants with an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 1,250 shares (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the “2006 Plan”, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

As of September 30, 2024, there were 257,500 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding, vested, and exercisable at March 31, 2024	542,500	$1.53	$1,129	2.93
Outstanding, vested, and exercisable at September 30, 2024	542,500	$1.53	$1,091	2.49

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of September 30, 2024. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding as of September 30, 2024 is as follows:

		Weighted
	Options	Average	Options o/s	Exercisable
	Outstanding	Remaining	Weighted	Weighted
	And	Contractual	Average	Average
Range of Exercise Prices:	Exercisable	Term	Exercise Price	Exercise Price
$0.01-$0.99	192,500	0.86	$0.32	$0.32
$2.00-$2.99	350,000	2.67	$2.19	$2.19
Total	542,500

Restricted Stock Award

On August 3, 2023, we issued 15,000 shares of restricted common stock to the Company’s CFO. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the quarter ended September 30, 2024, was $19. On September 30, 2024, there was $92 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next twenty-four months.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

As of September 30, 2024, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2024				March 31, 2024
Customer	Amount		Percent		Amount		Percent
A	$	*	*	%		$383	16%
B	$	*	*	%	$	*	*	%
C	$	*	*	%	$	*	*	%
D		$384	16%		$	*	*	%
E		$1,031	43%			$1,042	44%
F	$	*	*	%	$	*	*	%
G		$376	16%		$	*	*	%
H	$	*	*	%		$423	18%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	September 30, 2024	March 31, 2024
Prepaid insurance	$189	$337
Prepaid subscriptions	78	120
Prepaid taxes	94	27
Supplier advances	12	26
Deposits	39	20
Employee advances	29	17
Prepaid advisory fees, other	18	17
Total	$459	$564

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment included the following as of:	September 30, 2024	March 31, 2024
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	25,318	25,591
Construction-in-progress	977	148
Total property, plant, and equipment	29,699	29,143
Less: accumulated depreciation	(15,319)	(14,345)
Total property, plant and equipment, net	$14,380	$14,798

For the six months ended September 30, 2024 and 2023, we recorded depreciation expense of $1,040 and $789, respectively.

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

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	September 30, 2024	March 31, 2024
Accrued compensation	$1,225	$1,172
Provision for claims	444	517
Provision for contract losses	516	293
Accrued professional fees	421	459
Accrued project costs	1,131	560
Accrued breakup fee	—	1,117
Other	199	145
Total	$3,936	$4,263

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would not be able to close on the acquisition of Votaw Precision Technologies, Inc. and accrued a breakup fee of $1,117. On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1,536 for the breakup fee payment as set forth under the terms and conditions of the agreement. The additional $419 was based on the change in fair value of shares at the time of issuance was recorded in April 2024.

NOTE 11 – DEBT

Debt included the following loans as of:	September 30, 2024	March 31, 2024
Stadco Term Loan, at 3.79% interest, due August 2028	$2,370	$2,647
Ranor Term Loan, at 6.05% interest, due December 2027	2,184	2,216
Ranor Revolver Loan, due April 2025	2,600	2,785
Total debt	$7,154	$7,648
Less: debt issue costs unamortized	$99	$89
Total debt, net	$7,055	$7,559
Less: Current portion of long-term debt	$7,055	$7,559
Total long-term debt, net	$—	$—

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from Berkshire Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021 at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs as of September 30, 2024, and March 31, 2024 were $24 and $30, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2,850, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021.

Since December 2021, Ranor and certain affiliates of the Company entered into nine separate amendments to the Amended and Restated Loan Agreement and Promissory Note to extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and January 15, 2025, respectively.

On December 20, 2023, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”. Effective December 20, 2023, the Sixth Amendment, among other things (i) extended the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds. Through May 20, 2024, Ranor utilized a revolving line of credit with, following certain modifications, a maximum principal amount available of $5,000. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5,000 or (b) the sum of (i) 80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $5,000, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Under the amended promissory note for the Revolver Loan, the Company pays interest at the Term SOFR-based rate.

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extended the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amended the maximum principal amount of the Revolver Loan from $5,000 to $4,500; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, extended the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

On December 19, 2024, Ranor and the other Borrowers entered into a Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, or the “Tenth Amendment”, with Berkshire Bank. The Tenth Amendment, among other things, extended the maturity date of the Revolver Loan from January 15, 2025 to April 30, 2025 (see Note 16 - Subsequent Event).

Paid and accrued interest expense under the Revolver Loan during the six months ended September 30, 2024 and 2023 was $90 and $83, respectively. The weighted average interest rate as of September 30, 2024 and March 31, 2024 was 7.81% and 7.60%, respectively.

The weighted average amount outstanding during the six months ended September 30, 2024 was $2,286. There was $2,600 outstanding under the Revolver Loan as of September 30, 2024. Unused borrowing capacity as of September 30, 2024 and March 31, 2024 was approximately $1,143 and $539, respectively.

Unamortized debt issue costs as of September 30, 2024 and March 31, 2024 were $75 and $59, respectively.

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

The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision-to-the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at Berkshire Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

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

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500, subject to certain agreed-upon exclusions. Compliance is tested annually.

On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contained an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

The Company was not in compliance with the debt service and balance sheet leverage tests as of September 30, 2024. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during the six months ended September 30, 2024. Advance payments from the customer accrue in the Company’s condensed consolidated balance sheets as a noncurrent liability.

A total of $3,528, in the aggregate, as of September 30, 2024, and March 31, 2024, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into the Payment Agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of September 30, 2024 and March 31, 2024 for $221 and $1,162, and $221 and $1,254, respectively.

NOTE 13 – LEASES

On August 25, 2021, Stadco became party to an amended building and property operating lease and recorded a right of use asset and liability of $6,694. Monthly base rent for the property is $83 per month. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets as of:

	September 30, 2024	March 31, 2024
Right of Use Asset
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	65	65
Amortization	(2,067)	(1,717)
Right of use assets net	$4,627	$4,977
Lease liability – operating lease	$4,766	$5,125
Lease liability – finance leases	15	19
Total lease liability	$4,781	$5,144

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the six months ended:	September 30, 2024	September 30, 2023
Operating lease amortization	$346	$330
Finance lease amortization	$5	$9
Finance lease interest	$—	$1

Weighted average lease term and discount rate at:	September 30, 2024	September 30, 2023
Lease term (years) – operating lease	5.75	6.75
Lease term (years) – finance lease	1.50	2.15
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	4.5%

Supplemental cash flow information related to leases for the six months ended:	September 30, 2024	September 30, 2023
Cash used in operating activities	$469	$469
Cash used in financing activities	$5	$11

Maturities of lease liabilities at September 30, 2024 for the next five years and thereafter:

October 1, 2024 - September 30, 2025	$949
October 1, 2025 - September 30, 2026	944
October 1, 2026 - September 30, 2027	939
October 1, 2027 - September 30, 2028	939
October 1, 2028 - September 30, 2029	939
Thereafter	626
Total lease payments	$5,336
Less: imputed interest	555
Total	$4,781

NOTE 14 – COMMITMENTS

Purchase Commitments

As of September 30, 2024, we had approximately $5,911 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

The Company has two defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. The Company contributed the following amounts to the plan during the periods ended:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Company contributions	$21	$22	$42	$43

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

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Under the terms of the PAGA Settlement Agreement, the full PAGA settlement amount was paid by Stadco on December 12, 2024, which was included in accrued expenses under the provision for claims as of March 31, 2024 (see Note 10 – Accrued Expenses).

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Ranor	$4,790	$4,496	$9,172	$8,995
Stadco	4,223	3,606	7,827	6,573
Intersegment elimination	(67)	(132)	(67)	(227)
Revenue from external customers	8,946	7,970	16,932	15,341
Ranor	1,141	673	2,053	1,547
Stadco	(825)	(323)	(2,159)	(1,227)
Corporate and unallocated (1)	(804)	(947)	(1,723)	(1,497)
Total operating loss	(488)	(597)	(1,829)	(1,177)
Other income	—	41	13	41
Interest expense	(113)	(149)	(245)	(243)
Consolidated loss before income taxes	$(601)	$(705)	$(2,061)	$(1,379)
Depreciation and amortization:
Ranor			$523	$263
Stadco			868	865
Totals			$1,391	$1,128
Capital expenditures
Ranor			$1,622	$2,654
Stadco			—	5
Totals			$1,622	$2,659
(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

NOTE 16 – SUBSEQUENT EVENT

As previously disclosed, Ranor, Inc. along with certain affiliates of the Company, entered into that certain Amended and Restated Loan Agreement, as amended from time to time, with Berkshire Bank under which, among other things, Berkshire Bank provided a revolving line of credit loan to the Borrowers

Under the Amended and Restated Loan Agreement and related loan documents, as further amended, the Revolver Loan had a maturity date of January 15, 2025. On December 19, 2024, Ranor and the other Borrowers entered into a Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. The Amendment, among other things, extends the maturity date of the Revolver Loan from January 15, 2025 to April 30, 2025.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except per share data)

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity and Capital Resources”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenue and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, California wildfires, the conflicts in Eastern Europe and the Middle East, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates,

●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

Any forward - looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward - looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10 - Q, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

Overview

TechPrecision, through our wholly owned subsidiaries, is a manufacturer of large - scale metal fabricated and machined precision components and equipment. These components are used in a variety of markets, primarily defense and aerospace, and secondarily precision industrial. All our operations and customers are in the United States.

We work with our customers to manufacture components in accordance with the customers’ drawings and specifications. Our work complies with specific military specifications and standards as well as national and international codes and standards required by our customers. We believe that we have earned our reputation through outstanding technical expertise, attention to detail, and a total commitment to quality and excellence in customer service.

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

All manufacturing at Stadco is performed in accordance with customer requirements. Stadco is an AS 9100 D and ISO 9001:2015 certificate holder and a NADCAP NonDestructive Testing certificate holder. Stadco is a US defense-centric company with almost all of its revenue in the defense sector. Stadco is registered and compliant with ITAR.

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

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f), the Company was required to pay to the Seller the Stock Termination Fee. Under the Purchase Agreement, the Stock Termination Fee can increase by 48,000 additional shares of the Company’s common stock under certain conditions, including if the Company fails to use commercially reasonable efforts to cause a registration statement to effect the resale of the shares of common stock composing the Stock Termination Fee to be declared effective by the Securities and Exchange Commission as soon as practicable. Such registration was filed with the Securities and Exchange Commission on May 2, 2024, but cannot be declared effective until we have filed all of the required financial statements with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

On April 29, 2024, we issued 320,000 shares of our common stock as the Stock Termination Fee.

Amendments to Amended and Restated Loan Agreement and to Second Amended and Restated Promissory Note

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment”, with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amends the maximum principal amount of the Revolver Loan from $5,000 to $4,500; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

On December 19, 2024, Ranor and the other Borrowers entered into a Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, or the “Tenth Amendment”, with Berkshire Bank. The Tenth Amendment, among other things, extended the maturity date of the Revolver Loan from January 15, 2025 to April 30, 2025

Read about the Berkshire Bank Loans under the “Liquidity and Capital Resources” section below, for a discussion of the amended debt agreement and its impact on the Company’s liquidity and on-going operations.

July Private Placement

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801.The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. Placement agent’s fees in connection with the offering totaled $123. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock

Pursuant to the PIPE Agreement, we have agreed to have a registration statement registering for resale the PIPE Shares and the shares underlying the PIPE Warrants declared effective with 60 days of the PIPE Closing Date. If such registration statement is not declared effective in a timely manner, we will be subject to liquidated damages as described in the PIPE Agreement.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the three months ended September 30, 2024.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended September 30, 2024 and 2023

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	September 30, 2024		September 30, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$4,790	54%	$4,495	56%	$295	7%
Stadco	4,223	47%	3,606	45%	617	17%
Intersegment elimination	(67)	(1)%	(131)	(1)%	64	49%
Consolidated Revenue	$8,946	100%	$7,970	100%	$976	12%
Cost of revenue
Ranor	$3,272	37%	$3,451	43%	$(179)	(5)%
Stadco	4,727	53%	3,615	45%	1,112	31%
Intersegment elimination	(67)	(1)%	(131)	(1)%	64	49%
Consolidated Cost of revenue	$7,932	89%	$6,935	87%	$997	14%
Gross profit (loss)
Ranor	$1,518	17%	$1,044	13%	$474	45%
Stadco	(504)	(6)%	(9)	—%	(495)	nm %
Consolidated Gross profit	$1,014	11%	$1,035	13%	$(21)	(2)%

nm – not meaningful

Revenue

Consolidated – Revenue was $8,946 for the three months ended September 30, 2024, or 12% higher when compared to revenue of $7,970 for the three months ended September 30, 2023. Revenue increased at Stadco and Ranor by $617 and $295, respectively.

Ranor – Revenue was $4,790 for the three months ended September 30, 2024, an increase of $295 or 7%, on a favorable project mix.

Stadco – Revenue was $4,223 for the three months ended September 30, 2024, an increase of $617, or 17%, driven by an favorable project mix when compared the same period prior year.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended September 30, 2024, was $7,932, or 14% higher when compared to the three months ended September 30, 2023. The increase in cost of revenue was primarily the result of higher production costs and under-absorbed overhead at Stadco. As a result, gross profit decreased by $21, or 2% when compared to the same period a year ago. Gross margin for the three months ended September 30, 2024 was 11% compared to 13% in the same period a year ago.

Ranor – Gross profit increased by $474, when compared to the same period a year ago. Cost of revenue was $179 lower, due to efficient production with higher absorbed overhead added to our work-in-progress when compared with the same period a year ago. Gross margin increased to 17% from 13% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Stadco – Gross profit was negative $504 for the three months ended September 30, 2024, as our losses increased by $495 when compared to the same period a year ago. Production issues remain as factory overhead was under absorbed, and repairs and maintenance and certain project losses increased year-over-year. Gross margin decreased to (6)% for the three months ended September 30, 2024 compared to 0% for the three months ended September 30, 2023. The Stadco projects executed had overall relatively higher contract values as compared with the same period a year ago. However, higher relative contracts prices do not necessarily have higher gross profit or gross margin.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2024		September 30, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$377	4%	$371	5%	$6	2%
Stadco	321	4%	314	4%	7	2%
Corporate and unallocated	804	9%	947	12%	(143)	(15)%
Consolidated SG&A	$1,502	17%	$1,632	21%	$(130)	(8)%

Consolidated – Total selling, general and administrative expenses decreased by $130, or 8%, primarily due to a decrease in spending for outside advisory services in connection with due diligence for the terminated Votaw acquisition a year ago.

Ranor – SG&A expense increased by $6 as an increase in compensation slightly offset a decrease in office costs when compared with the same period a year ago.

Stadco – SG&A expense increased by $7 due primarily to a slight increase in compensation when compared with the same period a year ago.

Corporate and unallocated – SG&A decreased by approximately $143, primarily on a reduction for outside advisory services in connection with due diligence for the terminated Votaw acquisition which was evident in the same period of the prior year.

Operating (loss) income

	September 30, 2024		September 30, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,141	13%	$673	8%	$468	70%
Stadco	(825)	(9)%	(323)	(4)%	(502)	(156)%
Corporate and unallocated	(804)	(9)%	(947)	(12)%	143	15%
Operating loss	$(488)	(5)%	$(597)	(8)%	$109	18%

Consolidated – For the three months ended September 30, 2024, we reported an operating loss of $488, or $109 lower than the operating loss for the three months ended September 30, 2023. The change was primarily due to operating income at Ranor and lower corporate expenses which offset an operating loss at Stadco.

Ranor – Operating income increased by 70% due to a favorable three month period of operating execution and throughput.

Stadco – Operating loss increased by $502 as certain projects with production issues disrupted throughput for the three month period.

Corporate and unallocated – Operating loss decreased by $109, primarily on a reduction for outside advisory services in connection with due diligence for the terminated Votaw acquisition which was evident in the same period of the prior year.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	September 30, 2024	September 30, 2023	$ Change	% Change
Other income	$—	$41	$(41)	(100)%
Interest expense	$(92)	$(130)	$38	28%
Amortization of debt issue costs	$(21)	$(19)	$(2)	(11)%

Interest expense decreased by $38 when compared with the three months ended September 30, 2023, due primarily to a decrease in borrowings under the revolver loan. We also paid lower amounts of interest in connection with the term loans.

Amortization of debt issue costs for the three months ended September 30, 2024, was slightly higher when compared to three months ended September 30, 2023, according to the term loan periods.

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

For the three months ended September 30, 2024, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the three months ended September 30, 2023, the Company recorded a tax benefit of $177.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2024, we recorded a net loss of $601, or $0.06 per share basic and fully diluted, compared with a net loss of $528, or $0.06 per share basic and fully diluted for the three months ended September 30, 2023.

Six Months Ended September 30, 2024 and 2023

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	September 30, 2024		September 30, 2023		Changes
	Percent of	Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$9,172	54%	$8,995	59%	$177	2%
Stadco	7,827	46%	6,573	43%	1,254	19%
Intersegment elimination	(67)	—%	(227)	(2)%	160	70%
Consolidated Revenue	$16,932	100%	$15,341	100%	$1,591	10%
Cost of revenue
Ranor	$6,417	38%	$6,670	44%	$(253)	(4)%
Stadco	9,329	55%	7,169	47%	2,160	30%
Intersegment elimination	(67)	—%	(227)	(2)%	160	70%
Consolidated Cost of revenue	$15,679	93%	$13,612	89%	$2,067	15%
Gross profit (loss)
Ranor	$2,755	16%	$2,325	15%	$430	18%
Stadco	(1,502)	(9)%	(596)	(4)%	(906)	(152)%
Consolidated Gross profit	$1,253	7%	$1,729	11%	$(476)	(28)%

Revenue

Consolidated – Revenue was $16,932 for the six months ended September 30, 2024, or 10% higher when compared to revenue of $15,341 for the six months ended September 30, 2023. Revenue increased by $1,254 at Stadco and by $177 at Ranor. As explained below, we realized less direct labor hours at Stadco and Ranor on projects executed during the first six months of fiscal 2025 as compared with the same period a year ago, however, projects executed had overall relatively higher contract values. As described in the gross profit and gross margin section, higher relative contracts prices do not necessarily have higher gross profit or gross margin. Consolidated backlog was $48,641 as of September 30, 2024. Our project order flow from prime defense contactors remains strong.

Ranor – Revenue was $9,172 for the six months ended September 30, 2024, an increase of $177 or 2% higher when compared to the same period a year ago. We realized fewer direct labor hours during the first six months period of fiscal 2025, however, projects executed had overall relatively higher contract values when compared with the same period a year ago.

The backlog at Ranor remains strong as new orders continue to flow to us from our existing customer base of prime defense contractors. The backlog at Ranor on September 30, 2024 and 2023 was $21,714 and $19,125, respectively.

Stadco – Revenue was $7,827 for the six months ended September 30, 2024, compared with revenue of $6,573 for the six months ended September 30, 2023, an increase of $1,254, or 19%. Our project mix was favorable for the six month period, as projects executed on had overall relatively higher contract values during the first six months of fiscal 2025 as compared with the same period a year ago.

The backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow to us from our existing customer base of prime defense contractors. Stadco’s backlog was $26,927 and $25,543 as of September 30, 2024 and 2023, respectively.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the six months ended September 30, 2024, was $15,679, or 15% higher when compared to the six months ended September 30, 2023. The increase in cost of revenue was primarily the result of higher production costs and under - absorbed overhead at Stadco. As a result, gross profit decreased by $476, or 28% when compared to the same period a year ago. Gross margin for the six months ended September 30, 2024 was 7% compared to 11% in the same period a year ago.

Ranor – Gross profit increased by $430, when compared to the same period a year ago. Cost of revenue decreased by $252, as an increase in material costs was more than offset by higher absorbed overhead added to our work - in - progress when compared with the same six - month period in the prior - year. Gross margin increased to 16% from 15% for the six months ended September 30, 2024 compared to the six months ended September 30, 2023.

Stadco – Gross profit was negative $1,502 for the six months ended September 30, 2024, as our losses increased when compared to the same period a year ago. Direct labor hours charged to projects were lower compared with the same prior year period a year ago. Factory overhead was under absorbed, and other production costs, repairs and maintenance and certain project losses increased year - over - year. Gross margin decreased to (9)% from (4)% for the six months ended September 30, 2024 compared to the six months ended September 30, 2023.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2024		September 30, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$701	4%	$778	5%	$(77)	(10)%
Stadco	657	4%	631	4%	26	4%
Corporate and unallocated	1,724	10%	1,497	10%	227	15%
Consolidated SG&A	$3,082	18%	$2,906	19%	$176	6%

Consolidated – Total selling, general and administrative expenses increased by $176, or 6%, primarily due to a $419 change in fair value to the accrual for the breakup fee in connection with the terminated Votaw acquisition, which more than offset a decrease in compensation and other outside advisory costs.

Ranor – SG&A expense decreased by $77 because of reduced compensation due to staff reductions and lower spending on travel.

Stadco – SG&A expense increased by $26. The SG&A expenses for outside advisory fees increased by $55 which offset a decrease in compensation and payroll taxes due to staff reductions.

Corporate and unallocated – SG&A increased by approximately $226, as a change in fair value to the accrual for the breakup fee in connection with the terminated Votaw acquisition offset reductions in compensation and outside advisory services.

Operating (loss) income

	September 30, 2024		September 30, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$2,053	12%	$1,547	10%	$506	33%
Stadco	(2,159)	(13)%	(1,227)	(8)%	(932)	(76)%
Corporate and unallocated	(1,723)	10%	(1,497)	(10)%	(226)	(19)%
Operating loss	$(1,829)	(11)%	$(1,177)	(8)%	$(652)	(55)%

Consolidated – For the six months ended September 30, 2024, we reported an operating loss of $1,829, or 55% higher than the operating loss for the six months ended September 30, 2023. The change was primarily due to operating losses at Stadco and the change in fair value to the breakup fee in connection with the terminated Votaw acquisition.

Ranor – Operating income was higher by 33% when compared to the same period a year ago, due primarily to a favorable six-month period of execution and efficient throughput.

Stadco – Operating loss increased by $932 as certain projects with production issues disrupted throughput for the six months ended September 30, 2024.

Corporate and unallocated – Operating loss increased by $226, due primarily for a change in the fair value for the breakup fee in connection with the terminated Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the six months ended:

	September 30, 2024	September 30, 2023	$Change	% Change
Other income	$13	$41	$(28)	(68)%
Interest expense	$(207)	$(205)	$(2)	(1)%
Amortization of debt issue costs	$(38)	$(37)	$(1)	(3)%

Interest expense increased by $2 when compared with the six months ended September 30, 2023, due primarily to a slightly increase in interest expense for borrowings under the revolver loan.

Amortization of debt issue costs for the six months ended September 30, 2024, was slightly higher when compared to three months ended September 30, 2023.

Other income, net, in the table above, for the six months ended September 30, 2024, includes a vendor rebate for $11. Other income, net for the three months ended September 30, 2023 includes a gain from the disposal of fixed assets.

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

For the six months ended September 30, 2024, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the six months ended September 30, 2023, the Company recorded a tax benefit $323.

Net Loss

As a result of the foregoing, for the six months ended September 30, 2024, we recorded a net loss of $2,061, or $0.22 per share basic and fully diluted, compared with a net loss of $1,056, or $0.12 per share basic and fully diluted for the six months ended September 30, 2023.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow.

As of September 30, 2024, we had approximately $1,275 in total available liquidity, consisting primarily of approximately $1,143 in undrawn capacity under our Revolver Loan and $132 of available cash. As of March 31, 2024, we had $677 in total available liquidity, consisting of $138 in cash and cash equivalents, and approximately $539 in undrawn capacity under our Revolver Loan.

There was $2,600 and $2,800 outstanding under the Revolver Loan at September 30, 2024 and March 31, 2024, respectively. The Company pays interest at an adjusted SOFR-based rate. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the six months ended September 30, 2024, and 2023 totaled $90 and $84, respectively. The weighted average interest rate at September 30, 2024 and March 31, 2024 was 7.81% and 7.60%, respectively. The weighted average amount outstanding during the period ending September 30, 2024 was $2,286. Unused borrowing capacity as of September 30, 2024 and March 31, 2024 was approximately $1,143 and $539, respectively.

At September 30, 2024 and March 31, 2024 our working capital was negative in part because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. The table below presents selected liquidity and capital measures as of:

	September 30,	March 31,	Change
(dollars in thousands)	2024	2024	Amount
Cash and cash equivalents	$132	$138	$(6)
Revolver loan – available borrowing capacity	$1,143	$539	$604
Working capital	$(1,527)	$(2,904)	$1,377
Total debt	$7,154	$7,648	$(494)
Total stockholders’ equity	$8,884	$7,803	$1,081

The next table summarizes changes in cash by primary component in the cash flows statements for the six months ended:

	September 30,	September 30,	Change
(dollars in thousands)	2024	2023	Amount
Operating activities	$(425)	$1,258	$(1,683)
Investing activities	(622)	(2,597)	1,975
Financing activities	1,041	943	98
Net decrease in cash	$(6)	$(396)	$390

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

Cash used in operating activities for the six months ended September 30, 2024, was $425. Our net loss adjusted by our non-cash adjustments provided $28 of cash during the six months ended September 30, 2024, as compared to cash used of $288 to the same period a year ago. Working capital changes to our balance sheet used $453 of cash during the six months ended September 30, 2024, as compared to $1,546 used in the same period a year ago.

Investing activities

For the six months ended September 30, 2024, we invested $1,622 in new factory machinery and equipment and were reimbursed for $1,000 of certain purchases under a supplier development fund.

We are subject to certain financial debt covenants and may not spend more than $1,500 for new machinery and equipment during any single fiscal year, excluding supplier development funding, tested on an annual basis at the end of each fiscal year. We estimate that our spending on new machinery and equipment in fiscal 2025 will not exceed the spending limitation.

For the six months ended September 30, 2023, we invested $2,659 in new factory machinery and equipment.

Financing activities

We drew down $6,746 of proceeds under our Revolver Loan during the six months ended September 30, 2024, and repaid $6,931 during the same period. We also used $314 of cash to pay down debt principal and make periodic lease payments.

On July 3, 2024, the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. Placement agent’s fees in connection with the offering totaled $213.

For the six months ended September 30, 2023 we drew down $6,710 of proceeds under the Revolver Loan and repaid $5,460 during the same period. We also used approximately $307 of cash to pay down debt principal and make periodic lease payments.

All of the above activity resulted in a net decrease in cash of $6 for the six months ended September 30, 2024 compared with a net decrease in cash of $396 for the six months ended September 30, 2023.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank (as amended to date, the “Loan Agreement”). Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company.

Payments for the original Ranor Term Loan began on January 20, 2017, and until the facility was amended in December 2022, the Company paid monthly installments of $19 each, inclusive of interest at a fixed rate of 5.21% per annum.

In addition, Berkshire Bank provided to Stadco a term loan in the original amount of $4,000, or the “Stadco Term Loan”. On August 25, 2021, Stadco borrowed $4,000 from Berkshire Bank under the Stadco Term Loan. The proceeds of the Stadco Term Loan were used to support the acquisition of Stadco and refinance existing indebtedness of Stadco. Interest on the Stadco Term Loan is due on unpaid balances beginning on August 25, 2021, at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021, and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54 each, with all outstanding principal and accrued interest due and payable on August 25, 2028.

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

On December 20, 2023, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”. The Sixth Amendment, among other things (i) extended the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024, and (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions.

On May 28, 2024, Ranor and the other Borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with Berkshire Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extended the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amended the maximum principal amount of the Revolver Loan from $5,000 to $4,500; and (iii) effective on June 1, 2024, increases the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

On September 4, 2024, Ranor and the other Borrowers entered into a Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, or the “Ninth Amendment”, with Berkshire Bank. Effective August 30, 2024, the Ninth Amendment, among other things, extended the maturity date of the Revolver Loan from August 30, 2024 to January 15, 2025.

On December 19, 2024, Ranor and the other Borrowers entered into a Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, or the “Tenth Amendment”, with Berkshire Bank. the Tenth Amendment, among other things, extended the maturity date of the Revolver Loan from January 15, 2025 to April 30, 2025.

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending March 31, 2024 and September 30, 2024, as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

On March 31, 2023, the Company was in violation of the Loan Agreement as it exceeded the capital expenditure limit of $1,500 as defined in the agreement. On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit on March 31, 2023. The waiver document also contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

There was $7,154 and $7,648 outstanding under the Loan Agreement on September 30, 2024 and March 31, 2024, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into the PIPE Agreement with certain accredited investors, pursuant to which the Company sold in a private placement at an aggregate purchase price of approximately $1,801, the PIPE Shares and Warrants. The combined purchase price for one PIPE Share and one PIPE Warrant was $3.45. The purpose of the sale of the PIPE Shares and Warrants under the PIPE Agreement is to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by April 30, 2025. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items as of September 30, 2024:

●	Our debt obligations, including fixed and variable-rate debt, totaled $7,154, and, because of current debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $5,911, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our operating lease obligations, including imputed interest, totaled $4,765 for buildings through 2030, with approximately $900 due annually for each of the next five years and $600 in year six.

There are no off-balance sheet arrangements as of September 30, 2024.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $601 and $528 for the three months ended September 30, 2024 and 2023, and $2,061 and $1,056 for the six months ended September 30, 2024 and 2023. EBITDA, a non-GAAP financial measure, was negative for the six months ended September 30, 2024 and 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three and six months ended:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Net loss	$(601)	$(528)	$(73)	$(2,061)	$(1,056)	$(1,005)
Income tax (benefit) expense	—	(177)	177	—	(323)	323
Interest expense (1)	113	149	(35)	245	243	2
Depreciation and amortization	697	568	128	1,391	1,128	263
EBITDA	$209	$12	$197	$(425)	$(8)	$(417)
(1)	Includes amortization of debt issue costs.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified three material weaknesses in our internal control over financial reporting as of March 31, 2024, which continues to exist at September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K, management identified the following material weaknesses:

(1) Purchase accounting – we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition;

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

(3) Stadco accounting – we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenue and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Under the terms of the PAGA Settlement Agreement, the full PAGA settlement amount was paid by Stadco on December 12, 2024.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
10.1	Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, executed on December 19, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	December 26, 2024	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

January 21, 2025	By:	/s/ Richard D. Roomberg
Richard D. Roomberg
Chief Financial Officer