Form 10-Q
period 2024-12-31
TECHPRECISION CORP
filed 2025-04-08
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of March 31, 2025, was 9,751,825.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
(in thousands, except per share data)	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$165	$138
Accounts receivable, net	1,970	2,371
Contract assets	8,417	8,527
Raw materials	1,871	1,827
Work-in-process	1,329	1,423
Other current assets	375	564
Total current assets	14,127	14,850
Property, plant and equipment, net	13,463	14,798
Right of use asset, net	4,449	4,977
Other noncurrent assets	121	122
Total assets	$32,160	$34,747
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,833	$1,408
Accrued expenses	3,344	4,263
Contract liabilities	2,667	3,788
Current portion of long-term lease liability	761	736
Current portion of long-term debt, net	7,278	7,559
Total current liabilities	15,883	17,754
Long-term equipment financing	19	—
Long-term lease liability	3,834	4,408
Other noncurrent liability	4,323	4,782
Total liabilities	24,059	26,944
Commitments (see Note 14)
Stockholders’ Equity:
Common stock - par value $0.0001 per share, 50,000,000 shares authorized; Shares issued and outstanding December 31, 2024 – 9,662,525 and 9,607,525, respectively; Shares issued and outstanding March 31, 2024 – 8,777,432.	1	1
Additional paid in capital	18,359	15,201
Accumulated deficit	(10,259)	(7,399)
Total stockholders’ equity	8,101	7,803
Total liabilities and stockholders’ equity	$32,160	$34,747

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$7,622	$7,650	$24,554	$22,991
Cost of revenue	6,631	6,489	22,310	20,101
Gross profit	991	1,161	2,244	2,890
Selling, general and administrative	1,687	2,157	4,769	5,063
Loss from operations	(696)	(996)	(2,525)	(2,173)
Other income	44	—	57	41
Interest expense	(147)	(110)	(392)	(353)
Total other income (expense), net	(103)	(110)	(335)	(312)
Loss before income taxes	(799)	(1,106)	(2,860)	(2,485)
Income tax benefit	—	(241)	—	(564)
Net loss	$(799)	$(865)	$(2,860)	$(1,921)
Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.30)	$(0.22)
Weighted average shares outstanding – basic and diluted	9,607,785	8,759,171	9,389,346	8,698,034

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(in thousands, except per share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2023	8,613,408	$1	$14,950	$(356)	$14,595
Net loss	—	—	—	(528)	(528)
Balance June 30, 2023	8,613,408	$1	$14,950	$(884)	$14,067
Stock issued for exercised options	109,024	—	—	—	—
Stock used for tax withholding at exercise	—	—	(34)	—	(34)
Restricted stock award	15,000	—	—	—	—
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(528)	(528)
Balance September 30, 2023	8,737,432	$1	$14,925	$(1,412)	$13,514
Restricted stock award	25,000	—	178	—	178
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(865)	(865)
Balance December 31, 2023	25,000	1	15,112	(2,277)	12,836

Balance March 31, 2024	8,777,432	$1	$15,201	$(7,399)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(1,460)	(1,460)
Balance June 30, 2024	9,097,432	1	16,746	(8,859)	7,888
Sale of stock and warrants, net	521,800	—	1,588	—	1,588
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(601)	(601)
Balance September 30, 2024	9,619,232	$1	$18,343	$(9,460)	$8,884
Restricted stock award	45,000	—	—	—	—
Stock-based compensation	—	—	22	—	22
Stock used for tax withholding	(1,707)	—	(6)	—	(6)
Net loss	—	—	—	(799)	(799)
Balance December 31, 2024	9,662,525	$1	$18,359	(10,259)	8,101

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
(in thousands, except per share data)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,860)	$(1,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,093	1,759
Amortization of debt issue costs	67	55
Change in fair value of stock acquisition termination fee	419	—
Stock-based compensation	40	196
Change in contract loss provision	186	155
Deferred income taxes	—	(563)
Gain on disposal of fixed assets	1	(40)
Changes in operating assets and liabilities:
Accounts receivable	401	144
Contract assets	110	576
Work-in-process and raw materials	50	(1,228)
Other current assets	189	(305)
Accounts payable	425	(497)
Accrued expenses	(536)	(527)
Contract liabilities	(1,121)	1,702
Other noncurrent liabilities	(459)	1,674
Net cash (used in) provided by operating activities	(995)	1,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance claim on fixed assets	—	62
Purchases of property, plant, and equipment	(2,796)	(2,782)
Reimbursements for purchases of property, plant and equipment	2,566	—
Net cash used in investing activities	(230)	(2,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	1,801	—
Private placement fees	(213)	—
Debt issue costs	(58)	(40)
Proceeds from equipment financing	65	—
Revolver loan borrowings	10,526	10,160
Revolver loan payments	(10,381)	(8,260)
Payments of principal for leases	(7)	(15)
Repayments of long-term debt	(481)	(448)
Net cash provided by financing activities	1,252	1,397
Net increase (decrease) in cash and cash equivalents	27	(143)
Cash and cash equivalents, beginning of period	138	534
Cash and cash equivalents, end of period	$165	$391
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$324	$297

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Nine Months ended December 31, 2024

Noncash Operating - On April 29, 2024, we extinguished a liability of $1,117 when we issued 320,000 shares of common stock in connection with a breakup fee payment set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc.

Noncash Financing - On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1,536 for the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc. The additional $419 was based on the change in fair value of shares at the time of issuance was recorded in April 2024.

Nine Months ended December 31, 2023

Noncash Financing - On July 13, 2023, our former CFO exercised an option to purchase 125,000 shares of the Company’s common stock pursuant to option awards previously granted under the 2016 Plan. The option was exercised as a cashless net settlement transaction and resulted in the delivery of 109,024 shares of common stock on July 13, 2023.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, WCH, and Acquisition Sub. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2024, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended December 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2024 and 2023 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the nine months ended December 31, 2024, we reported a net loss of $2,860.

As of December 31, 2024, we had approximately $330 in total available liquidity, consisting primarily of $165 in cash and cash equivalents, and $165 in undrawn capacity under our revolver loan. As of March 31, 2024, we had approximately $677 in total available liquidity, consisting of $138 in cash and cash equivalents, and $539 in undrawn capacity under our revolver loan.

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

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending December 31, 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

There was $7,327 in total outstanding debt under the Loan Agreement on December 31, 2024. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by improving profitability of Stadco operations, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. Placement fees in connection with the offering totaled $213. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock. On February 11, 2025, the Company received $498 in proceeds from the sale of the remaining shares of the Company’s common stock, and common stock purchase warrants to purchase shares of common stock (see Note 16, Subsequent Events).

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

The condensed consolidated financial statements for the three and nine months ended December 31, 2024, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue by market	Defense	Industrial	Totals
Three months ended December 31, 2024	$7,456	$166	$7,622
Three months ended December 31, 2023	$7,650	$—	$7,650
Nine months ended December 31, 2024	$24,317	$237	$24,554
Nine months ended December 31, 2023	$22,809	$182	$22,991

Revenue by contract type	Over-Time	Point-in-Time	Totals
Three months ended December 31, 2024	$7,297	$325	$7,622
Three months ended December 31, 2023	$7,416	$234	$7,650
Nine months ended December 31, 2024	$23,158	$1,396	$24,554
Nine months ended December 31, 2023	$21,763	$1,228	$22,991

As of December 31, 2024, the Company had $45,522 of remaining performance obligations, of which $37,701 were less than 50% complete. The Company expects to recognize all of its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenue from customers who accounted for 10% or more of our revenue.

	Three months ended			Three months ended			Nine months ended			Nine months ended
	December 31, 2024			December 31, 2023			December 31, 2024			December 31, 2023
Customer	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
A		$1,109	15%		$1,904	25%		$4,173	17%		$6,750	29%
B		$794	10%		$1,176	15%		$2,684	11%		$2,488	11%
C		$1,107	15%		$915	12%		$3,388	14%		$2,357	10%
D	$	*	* %		$911	12%	$	*	* %		$2,321	10%
E		$1,611	21%		$1,329	17%		$4,849	20%		$3,430	15%
F		$1,673	22%	$	*	* %		$4,665	19%	$	*	* %
G	$	*	* %	$	*	* %	$	*	* %	$	*	* %
H	$	*	* %	$	*	* %	$	*	* %	$	*	* %
I	$	*	* %	$	*	* %	$	*	* %	$	*	* %

*Less than 10% of total

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following at:

		Progress
	Unbilled	payments	Total
December 31, 2024	$23,797	$(15,380)	$8,417
March 31, 2024	$19,255	$(10,728)	$8,527

For the nine months ended December 31, 2024 and 2023, we recognized revenue of $2,103 and $1,195 related to our contract liabilities as of April 1, 2024 and 2023. Contract liabilities consist of the following as of:

		Customer
	Deferred Revenue	Deposits	Total
December 31, 2024	$1,036	$1,631	$2,667
March 31, 2024	$2,104	$1,684	$3,788

NOTE 4 – INCOME TAXES

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $6,200 on December 31, 2024 and $5,300 on March 31, 2024. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

For the three months ended December 31, 2024, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. We recorded an income tax benefit for the three ($241) and nine months ($564) ended December 31, 2023. The Company’s effective tax rate for the nine months ended December 31, 2023 was 22.7%.

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

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Basic and diluted EPS
Net loss	$(799)	$(865)	$(2,860)	$(1,921)
Weighted average shares – basic and diluted	9,607,785	8,759,171	9,389,346	8,698,034
Net loss per share	$(0.08)	$(0.10)	$(0.30)	$(0.22)

The following table depicts all potential common stock equivalents that have an anti-dilutive effect are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share), for the periods ended:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Stock options	542,500	542,500	542,500	542,500
Warrants	566,783	25,000	566,783	25,000
Restricted stock	55,000	—	55,000	—

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

As of December 31, 2024, there were 214,207 shares available for grant under the 2016 Plan. The following table summarizes information about options granted during the most recently completed periods:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding, vested, and exercisable at March 31, 2024	542,500	$1.53	$1,129	2.93
Outstanding, vested, and exercisable at December 31, 2024	542,500	$1.53	$1,151	2.28

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2024. This amount changes based on the fair market value of the Company’s common stock. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding as of December 31, 2024 is as follows:

		Weighted
	Options	Average	Options o/s	Exercisable
	Outstanding	Remaining	Weighted	Weighted
	And	Contractual	Average	Average
Range of Exercise Prices:	Exercisable	Term	Exercise Price	Exercise Price
$0.01-$0.99	192,500	0.61	$0.32	$0.32
$2.00-$2.99	350,000	2.42	$2.19	$2.19
Total	542,500

Restricted Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to our principal financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the nine months ended December 31, 2024, was $28. On December 31, 2024, there was $83 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next eighteen months.

On November 26, 2024, we issued 45,000 shares of restricted common stock to our principal financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 15,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of September 30, 2024. Fair value of $149 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the nine months ended December 31, 2024, was $12. Employment ended in February 2025. As such, all of the shares will be canceled and returned to the pool of shares authorized for issuance under the 2016 stock option plan. As of December 31, 2024, there was $8 of unrecognized compensation cost related to this award.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

As of December 31, 2024, there were trade accounts receivable balances outstanding from two customers comprising 57% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for 10% or more than our accounts receivable balance as of:

	December 31, 2024				March 31, 2024
Customer	Amount		Percent		Amount		Percent
A	$	*	*	%		$383	16%
B	$	*	*	%	$	*	*	%
C	$	*	*	%	$	*	*	%
D	$	*	*	%	$	*	*	%
E		$859	44%			$1,042	44%
F	$	*	*	%	$	*	*	%
G	$	*	*	%	$	*	*	%
H	$	*	*	%		$423	18%
I		$247	13%		$	*	*	%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	December 31, 2024	March 31, 2024
Prepaid insurance	$144	$337
Prepaid subscriptions	88	120
Prepaid taxes	70	27
Supplier advances	11	26
Prepaid interest and deposits	58	20
Other	4	34
Total	$375	$564

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment included the following as of:	December 31, 2024	March 31, 2024
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	24,702	25,591
Construction-in-progress	1,199	148
Total property, plant, and equipment	29,305	29,143
Less: accumulated depreciation	(15,842)	(14,345)
Total property, plant and equipment, net	$13,463	$14,798

For the nine months ended December 31, 2024 and 2023, we recorded depreciation expense of $1,565 and $1,248, respectively.

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

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	December 31, 2024	March 31, 2024
Accrued compensation	$1,018	$1,172
Provision for claims	248	517
Provision for contract losses	479	293
Accrued professional fees	402	459
Accrued project costs	907	560
Accrued breakup fee	—	1,117
Accrued liquidated damages	108	—
Other	182	145
Total	$3,344	$4,263

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

NOTE 11 – DEBT

Debt included the following loans as of:	December 31, 2024	March 31, 2024
Stadco Term Loan, at 3.79% interest, due August 2028	$2,229	$2,647
Ranor Term Loan, at 6.05% interest, due December 2027	2,168	2,216
Ranor Revolver Loan, due April 2025	2,930	2,785
Stadco equipment financing, at 13.38% interest, due September 2026	50	—
Total debt	$7,377	$7,648
Less: debt issue costs unamortized	$80	$89
Total debt, net	$7,297	$7,559
Less: Current portion of long-term debt	$7,278	$7,559
Total long-term debt, net	$19	$—

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

Unamortized debt issue costs as of December 31, 2024, and March 31, 2024 were $21 and $30, respectively.

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

Paid and accrued interest expense under the Revolver Loan during the nine months ended December 31, 2024 and 2023 was $146 and $117, respectively. The weighted average interest rate as of December 31, 2024 and March 31, 2024 was 7.81% and 7.60%, respectively. The weighted average amount outstanding during the nine months ended December 31, 2024 was $2,286. There was $2,930 outstanding under the Revolver Loan as of December 31, 2024. Unused borrowing capacity as of December 31, 2024 and March 31, 2024 was approximately $165 and $539, respectively.

Unamortized debt issue costs as of December 31, 2024 and March 31, 2024 were $59 and $59, respectively.

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

The Company was not in compliance with the debt service and balance sheet leverage tests as of December 31, 2024. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

Stadco Equipment Financing

Stadco entered into a two year equipment financing agreement dated May 1, 2024 to purchase certain computer hardware for $65. Since October 2024 and on the last day of each month thereafter, Stadco has made and will continue to make monthly payments of $3, with all remaining outstanding amounts due and payable on April 30, 2026. The obligation under this agreement on December 31, 2024 totals $50 and is classified under the current portion of long-term debt in the condensed consolidated balance sheet.

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

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during the nine months ended December 31, 2024. Advance payments from the customer accrue in the Company’s condensed consolidated balance sheets as a noncurrent liability.

On December 31, 2024 and March 31, 2024, a sum total of $3,235 and $3,528 was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into the Payment Agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the Payment Agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments under the Payment Agreement accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of December 31, 2024 and March 31, 2024 for $221 and $1,088, and $221 and $1,254, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets as of:

	December 31, 2024	March 31, 2024
Right of Use Asset
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	65	65
Accumulated amortization	(2,245)	(1,717)
Right of use assets net	$4,449	$4,977
Lease liability – operating lease	$4,583	$5,125
Lease liability – finance leases	12	19
Total lease liability	$4,595	$5,144

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the nine months ended:	December 31, 2024	December 31, 2023
Operating lease amortization	$522	$498
Finance lease amortization	$6	$13
Finance lease interest	$—	$1

Weighted average lease term and discount rate at:	December 31, 2024	December 31, 2023
Lease term (years) – operating lease	5.50	6.50
Lease term (years) – finance lease	1.25	2.25
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	3.2%

Supplemental cash flow information related to leases for the nine months ended:	December 31, 2024	December 31, 2023
Cash used in operating activities	$704	$704
Cash used in financing activities	$7	$15

Maturities of lease liabilities on December 31, 2024 for the next five years and thereafter:

January 1, 2025 – December 31, 2025	$948
January 1. 2026 – December 31, 2026	941
January 1, 2027 – December 31, 2027	939
January 1, 2028 – December 31, 2028	939
January 1, 2029 – December 31, 2029	939
Thereafter	391
Total lease payments	$5,097
Less: imputed interest	502
Total	$4,595

NOTE 14 – COMMITMENTS

Purchase Commitments

As of December 31, 2024, we had approximately $7,349 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies.

Retirement Benefits

The Company has two defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. The Company contributed the following amounts to the plan during the periods ended:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Company contributions	$21	$21	$63	$64

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

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Under the terms of the PAGA Settlement Agreement, the full PAGA settlement amount was paid by Stadco on December 12, 2024, which was included in accrued expenses under the provision for claims as of March 31, 2024.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Ranor	$4,310	$4,296	$13,482	$13,291
Stadco	3,312	3,370	11,139	9,943
Intersegment elimination	—	(16)	(67)	(243)
Revenue from external customers	7,622	7,650	24,554	22,991
Ranor	1,049	1,015	3,103	2,562
Stadco	(854)	(514)	(3,013)	(1,741)
Corporate and unallocated (1)	(891)	(1,497)	(2,615)	(2,994)
Total operating loss	(696)	(996)	(2,525)	(2,173)
Other income	44	—	57	41
Interest expense	(147)	(110)	(392)	(353)
Consolidated loss before income taxes	$(799)	$(1,106)	$(2,860)	$(2,485)
Assets:
Ranor			$11,978	$11,973
Stadco			19,951	22,420
Corporate and unallocated			231	354
Totals			$32,160	$34,747
Depreciation and amortization:
Ranor			$781	$481
Stadco			1,312	1,278
Totals			$2,093	$1,759
Capital expenditures
Ranor			$2,727	$2,756
Stadco			69	26
Totals			$2,796	$2,782
(1)	Corporate general costs include executive and director compensation, and other corporate administrative expenses not allocated to the segments.

NOTE 16 – SUBSEQUENT EVENT

Private Placement

On February 11. 2025, the Company received $498 in proceeds from the sale of the remaining shares of the Company’s common stock, and common stock purchase warrants in a private placement pursuant to a Securities Purchase Agreement with certain accredited investors which closed on July 8, 2024 (see Note 2, Basis of Presentation and Significant Accounting Policies).Pursuant to the Securities Purchase Agreement, we agreed to have a registration statement registering for resale the shares and the shares underlying the warrants declared effective with 60 days of the closing date. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2025. Since, the registration statement was not declared effective in a timely manner, the Company is obligated to pay approximately $108 as liquidated damages under the agreement, which is included in accrued expenses.

On January 24, 2024, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The restricted common stock shall vest and become nonforfeitable on December 19, 2025. During the period commencing on the grant date and ending on the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the restricted common stock. The grantee must be serving as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity and Capital Resources”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenue and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, California wildfires, the conflicts in Eastern Europe and the Middle East, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government tariffs, regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates,
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

We primarily serve customers in the defense and aerospace; secondarily in the precision industrial sectors. Within these sectors, we have manufactured custom components for US Navy submarines and aircraft carriers, USMC military helicopters, US defense and civilian aerospace programs.

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

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f), the Company was required to pay to the Seller the Stock Termination Fee. Under the Purchase Agreement, the Stock Termination Fee can increase by 48,000 additional shares of the Company’s common stock under certain conditions, including if the Company fails to use commercially reasonable efforts to cause a registration statement to effect the resale of the shares of common stock composing the Stock Termination Fee to be declared effective by the Securities and Exchange Commission as soon as practicable. Such registration statement was filed with the Securities and Exchange Commission on May 2, 2024, and declared by the Securities and Exchange Commission, on January 31, 2025.

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

Private Placement

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801.The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. Placement agent’s fees in connection with the offering totaled $123. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock

On February 11. 2025, the Company received $498 in proceeds from the sale of the remaining shares of the Company’s common stock, and common stock purchase warrants in a private placement pursuant to a Securities Purchase Agreement with certain accredited investors which closed on July 8, 2024.

Pursuant to the agreement, we agreed to have a registration statement registering for resale the shares and the shares underlying the warrants declared effective with 60 days of the closing date. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2025. Since the registration statement was not declared effective in a timely manner, and the Company is now obligated to pay approximately $108 as liquidated damages under the agreement which is included in accrued expenses on the balance sheet.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies during the three months ended December 31, 2024.

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

Gross profit and gross margin in the defense segments are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments can result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract or both.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments. All dollars are in thousands except per share data.

Three Months Ended December 31, 2024 and 2023

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$4,310	57%	$4,296	56%	$14	—%
Stadco	3,312	43%	3,370	44%	(58)	(2)%
Intersegment elimination	—	—%	(16)	—%	16	100%
Consolidated Revenue	$7,622	100%	$7,650	100%	$(28)	—%
Cost of revenue
Ranor	$2,798	37%	$2,919	38%	$(121)	(4)%
Stadco	3,833	50%	3,586	47%	247	7%
Intersegment elimination	—	—%	(16)	—%	16	100%
Consolidated Cost of revenue	$6,631	87%	$6,489	85%	$142	2%
Gross profit (loss)
Ranor	$1,512	20%	$1,377	18%	$135	10%
Stadco	(521)	(7)%	(216)	(3)%	(305)	(141)%
Consolidated Gross profit	$991	13%	$1,161	15%	$(170)	(15)%

Revenue

Consolidated – Revenue was $7,622 for the three months ended December 31, 2024, a decrease of $28 or less than 1% when compared to revenue of $7,650 for the three months ended December 31, 2023. Revenue decreased at Stadco by $58, but increased at Ranor by $14.

Ranor – Revenue was $4,310 for the three months ended December 31, 2024, an increase of $14, or a percentage change of less than 1%. Our customer project mix was different when compared to the three months ended December 31, 2023, with a favorable change in volume which resulted in slightly higher revenue.

Stadco – Revenue was $3,312 for the three months ended December 31, 2024, a decrease of $58 or 2%. Compared to the same period a year ago, work on a different project mix resulted in lower relative contract values which more than offset a favorable change in volume. The result was slightly lower revenue for the three months ended December 31, 2024.

Gross profit (loss)

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended December 31, 2024, was $6,631, or 2% higher when compared to the three months ended December 31, 2023. The increase in cost of revenue was primarily the result of higher production costs and under - absorbed overhead at Stadco. As a result, gross profit decreased by $170 when compared to the same period a year ago. Consolidated gross margin for the three months ended December 31, 2024 was 13% compared to 15% in the same period a year ago.

Ranor – The cost of revenue decreased by $121, due to better throughput and higher absorbed overhead added to our work - in - progress. As a result, gross profit increased by $135 or 10% when compared with the same period a year ago.

Stadco – The cost of revenue increased by $247 on higher production costs as factory overhead was under absorbed and work on projects executed during the quarter used more direct labor hours when compared to the same period a year ago. As a result, gross profit was negative and increased by $305 or 141% when compared to the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$463	6%	$362	5%	$101	28%
Stadco	333	4%	298	4%	35	12%
Corporate and unallocated	891	12%	1,497	19%	(606)	(40)%
Consolidated SG&A	$1,687	22%	$2,157	28%	$(470)	(22)%

Consolidated – Total selling, general and administrative expenses decreased by $470, or 22%, primarily due to the absence of due diligence work on acquisitions. Corporate expenses were higher in the same period a year ago because of due diligence work in connection with the terminated Votaw acquisition.

Ranor – SG&A expense increased by $101 as an increase in compensation more than offset a decrease in office costs.

Stadco – SG&A expense increased by $35 due primarily to a slight increase in compensation when compared with the same period a year ago.

Corporate and unallocated – SG&A decreased by $606 or 40%, due primarily to the absence of due diligence work on acquisitions. Other corporate expenses increased by $100. Expenses of $700 were recorded for due diligence work in the same period a year ago in connection with the terminated Votaw acquisition.

Operating (loss) income

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,049	14%	$1,015	13%	$34	3%
Stadco	(854)	(11)%	(514)	(7)%	(340)	(66)%
Corporate and unallocated	(891)	(12)%	(1,497)	(19)%	606	40%
Operating loss	$(696)	(9)%	$(996)	(13)%	$300	30%

Consolidated – For the three months ended December 31, 2024, we recorded an operating loss of $696 compared with the operating loss of $996 for the three months ended December 31, 2023. The change was primarily due to lower corporate expenses because of the absence of due diligence work for acquisitions, which more than offset an operating loss at Stadco. Corporate expenses were higher in the same period a year ago for due diligence work in connection with the terminated Votaw acquisition.

Ranor – Operating income increased by $34 or 3% due to a favorable period of operating execution and throughput.

Stadco – Operating loss increased by $340 or 66% as certain production issues continue to impact throughput.

Corporate and unallocated – Expenses decreased by $606 or 40%, primarily on the absence of due diligence work for acquisitions. We recorded $700 in the same period of the prior year in connection with due diligence for the terminated Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	December 31, 2024	December 31, 2023	$ Change	% Change
Other income	$44	$—	$44	nm %
Interest expense	$(118)	$(92)	$(26)	(28)%
Amortization of debt issue costs	$(29)	$(18)	$(11)	(61)%

nm - not meaningful

Interest expense increased by $26 when compared with the three months ended December 31, 2023, due primarily to an increase in borrowings under the revolver loan.

Amortization of debt issue costs for the three months ended December 31, 2024 increase by $11 when compared to three months ended December 31, 2023, on higher debt issue costs incurred for extending the revolver loan maturity dates.

Other income, net for the three months ended December 31, 2024 includes a payment for non - operating filming activities.

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

For the three months ended December 31, 2024, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the three months ended December 31, 2023, the Company recorded a tax benefit of $241.

Net Loss

As a result of the foregoing, for the three months ended December 31, 2024, we recorded a net loss of $799, or $0.08 per share basic and fully diluted, compared with a net loss of $865, or $0.10 per share basic and fully diluted for the three months ended December 31, 2023.

Nine Months Ended December 31, 2024 and 2023

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$13,482	55%	$13,291	58%	$191	1%
Stadco	11,139	45%	9,943	43%	1,196	12%
Intersegment elimination	(67)	---%	(243)	(1)%	176	72%
Consolidated Revenue	$24,554	100%	$22,991	100%	$1,562	7%
Cost of revenue
Ranor	$9,215	38%	$9,382	40%	$(167)	(2)%
Stadco	13,161	54%	10,962	48%	2,199	20%
Intersegment elimination	(67)	—%	(243)	(1)%	176	72%
Consolidated Cost of revenue	$22,309	92%	$20,101	87%	$2,208	11%
Gross profit (loss)
Ranor	$4,266	17%	$3,703	16%	$563	15%
Stadco	(2,022)	(8)%	(813)	(3)%	(1,209)	(149)%
Consolidated Gross profit	$2,244	9%	$2,890	13%	$(646)	(22)%

Revenue

Consolidated - Revenue was $24,553 for the nine months ended December 31, 2024, or 7% higher when compared to revenue of $22,991 for the nine months ended December 31, 2023. Revenue increased by $1,196 at Stadco and $191 at Ranor. A different project mix delivered a favorable change on relative contract values year-over-year. However, as described in the gross profit and gross margin section below, higher or lower relative contracts prices may not necessarily result in higher or lower gross profit or gross margin. Consolidated backlog was $45,522 as of December 31, 2024. Our project order flow from prime defense contactors remains strong.

Ranor – Revenue was $13,481 for the nine months ended December 31, 2024, an increase of $191 or 1% higher when compared to the same period a year ago. For the nine months ended December 31, 2024 we executed on a different project mix with a favorable change to relative contract values when compared to the same period a year ago.

The backlog at Ranor remains strong as new orders continue to flow to us from our existing customer base of prime defense contractors. The backlog at Ranor on December 31, 2024 and 2023 was $20,344 and $18,497, respectively.

Stadco – Revenue was $11,139 for the nine months ended December 31, 2024, compared with revenue of $9,943 for the nine months ended December 31, 2023, an increase of $1,196, or 12%. We executed on a different project mix with favorable changes to volume and relative contract values when compared with the nine months ended December 31, 2023.

The backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow to us from our existing customer base of prime defense contractors. Stadco’s backlog was $25,178 and $32,424 as of December 31, 2024 and 2023, respectively.

Gross profit (loss)

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the nine months ended December 31, 2024, was $22,309, or 11% higher when compared to the nine months ended December 31, 2023. The increase in cost of revenue was primarily the result of higher production costs and under - absorbed overhead at Stadco. As a result, gross profit decreased by $646, or 22% when compared to the same period a year ago. Gross margin for the nine months ended December 31, 2024 was 9% compared to 13% in the same period a year ago.

Ranor – Cost of revenue decreased by $167 or 2% when compared with the same period a year ago. Higher absorbed overhead was added to our work - in - progress which more than offset an increase in material costs. As a result, gross profit increased by $563 or 15% when compared with the same period a year ago.

Stadco – Cost of revenue increased by $2,199 or 20%. Factory overhead was under absorbed, and other production costs, repairs and maintenance, and certain project losses increased year-over-year. Gross profit was negative $2,022 or a 149% increase for the nine months ended December 31, 2024, as our losses widened when compared to the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,164	5%	$1,141	5%	$23	2%
Stadco	990	4%	928	4%	62	7%
Corporate and unallocated	2,615	10%	2,994	13%	(379)	(13)%
Consolidated SG&A	$4,769	19%	$5,063	22%	$(295)	(6)%

Consolidated – Total selling, general and administrative expenses decreased by $295, or 6%, primarily due to the absence of due diligence work on acquisitions. We also accrued $419 in connection with a breakup fee for the terminated Votaw acquisition in the first quarter of fiscal 2025. Other corporate expenses increased by $202 during the nine months ended December 31, 2024. We incurred corporate expenses of $1,000 for due diligence work during the nine months ended December 31, 2023 in connection with the terminated Votaw acquisition.

Ranor – SG&A expense increased by $22 or 2% due primarily to an increase in compensation which slightly offset a decrease in travel expense.

Stadco – SG&A expense increased by $62 or 7%, due primarily to an increase for outside advisory and office costs.

Corporate and unallocated – SG&A decreased by $379 primarily due to the absence of due diligence work on acquisitions. We also accrued $419 in connection with a breakup fee for the terminated Votaw acquisition in the first quarter of fiscal 2025. Other corporate expenses increased by $202 during the nine months ended December 31, 2024. We incurred corporate expenses of $1,000 for due diligence work were recorded during the nine months ended December 31, 2023 in connection with the terminated Votaw acquisition.

Operating (loss) income

	December 31, 2024		December 31, 2023		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$3,103	13%	$2,562	11%	$541	21%
Stadco	(3,013)	(12)%	(1,741)	(8)%	(1,272)	(73)%
Corporate and unallocated	(2,615)	(11)%	(2,994)	(13)%	379	13%
Operating loss	$(2,525)	10%	$(2,173)	(10)%	$(351)	(16)%

Consolidated – For the nine months ended December 31, 2024, we reported an operating loss of $2,525, or 16% higher when compared with the operating loss for the nine months ended December 31, 2023. The change was primarily due to operating losses at Stadco which more than offset income at Ranor, and lower corporate expenses.

Ranor – Operating income increased by $541 or 21% when compared to the same period a year ago, due primarily to a favorable nine-month period of execution and efficient throughput.

Stadco – Operating loss increased by $1,272 or 73% as certain production issues disrupted throughput for the nine months ended December 31, 2024.

Corporate and unallocated – Operating loss decreased by $379 or 13%, due primarily to the absence of due diligence work on acquisitions. We accrued $419 in connection with a breakup fee for the terminated Votaw acquisition in the first quarter of fiscal 2025, and other corporate expenses increased by $202 during the nine months ended December 31, 2024. We incurred corporate expenses of $1,000 during the nine months ended December 31, 2023 in connection with the terminated Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the nine months ended:

	December 31, 2024	December 31, 2023	$Change	% Change
Other income	$57	$41	$16	39%
Interest expense	$(325)	$(297)	$(28)	(9)%
Amortization of debt issue costs	$(67)	$(55)	$(12)	(22)%

Interest expense increased by $28 when compared with the nine months ended December 31, 2023, due primarily to an increase in borrowings under the revolver loan.

Amortization of debt issue costs for the nine months ended December 31, 2024, was higher when compared to three months ended December 31, 2023 due to an increase in issue costs for extending the revolver loan maturity dates.

Other income, net, in the table above, for the nine months ended December 31, 2024, includes a payment for non - operating filming activities and a vendor rebate for $11. Other income, net for the three months ended December 31, 2023 includes a gain from the disposal of fixed assets.

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

For the nine months ended December 31, 2024, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes. For the nine months ended December 30, 2023, the Company recorded a tax benefit $563.

Net Loss

As a result of the foregoing, for the nine months ended December 31, 2024, we recorded a net loss of $2,860, or $0.30 per share basic and fully diluted, compared with a net loss of $1,921, or $0.22 per share basic and fully diluted for the nine months ended December 31, 2023.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow.

As of December 31, 2024, we had approximately $330 in total available liquidity, consisting primarily of approximately $165 in undrawn capacity under our Revolver Loan and $165 of available cash. As of March 31, 2024, we had $677 in total available liquidity, consisting of $138 in cash and cash equivalents, and approximately $539 in undrawn capacity under our Revolver Loan.

There was $2,930 and $2,800 outstanding under the Revolver Loan on December 31, 2024 and March 31, 2024, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the nine months ended December 31, 2024, and 2023 totaled $146 and $117, respectively. The weighted average interest rate on December 31, 2024 and March 31, 2024 was 7.65% and 7.60%, respectively. The weighted average amount outstanding during the period ending December 31, 2024 was $2,534. Unused borrowing capacity as of December 31, 2024 and March 31, 2024 was approximately $165 and $539, respectively.

At December 31, 2024 and March 31, 2024 our working capital was negative in part because of the reclassification of our long - term debt from noncurrent to current in the condensed consolidated balance sheet. The table below presents selected liquidity and capital measures as of:

	December 31,	March 31,	Change
	2024	2024	Amount
Cash and cash equivalents	$165	$138	$27
Revolver loan – available borrowing capacity	$165	$539	$(374)
Working capital	$(1,756)	$(2,904)	$1,148
Total debt	$7,377	$7,648	$(271)
Total stockholders’ equity	$8,101	$7,803	$298

The next table summarizes changes in cash by primary component in the cash flows statements for the nine months ended:

	December 31,	December 31,	Change
	2024	2023	Amount
Operating activities	$(995)	$1,180	$(2,175)
Investing activities	(230)	(2,720)	2,490
Financing activities	1,252	1,397	(145)
Net increase (decrease) in cash	$27	$(143)	$170

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

Cash used in operating activities for the nine months ended December 31, 2024, was $995. Our net loss adjusted by our non - cash adjustments used $54 of cash during the nine months ended December 31, 2024, as compared to cash used of $360 to the same period a year ago. Working capital changes to our balance sheet used $941 of cash during the nine months ended December 31, 2024, as compared to $1,539 of cash provided in the same period a year ago.

Investing activities

For the nine months ended December 31, 2024, we invested $2,796 in new factory machinery and equipment and were reimbursed for $2,566 of certain purchases under a supplier development fund.

We are subject to certain financial debt covenants and may not spend more than $1,500 for new machinery and equipment during any single fiscal year, excluding supplier development funding, tested on an annual basis at the end of each fiscal year. We estimate that our spending on new machinery and equipment in fiscal 2025 will not exceed that spending limitation.

For the nine months ended December 31, 2023, we invested $2,782 in new factory machinery and equipment.

Financing activities

We drew down $10,526 of proceeds under our Revolver Loan during the nine months ended December 31, 2024, and repaid $10,381 during the same period. We also used $488 of cash to pay down debt principal and make periodic lease payments.

On July 3, 2024, the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. Placement agent’s fees in connection with the offering totaled $213.

For the nine months ended December 31, 2023 we drew down $10,160 of proceeds under the Revolver Loan and repaid $8,260 during the same period. We also used approximately $463 of cash to pay down debt principal and make periodic lease payments.

All of the above activity resulted in a net increase in cash of $27 for the nine months ended December 31, 2024 compared with a net decrease in cash of $143 for the nine months ended December 31, 2023.

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

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month periods ending March 31, 2024 and December 31, 2024, as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that have arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

There was $7,327 and $7,648 outstanding under the Loan Agreement on December 31, 2024 and March 31, 2024, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Security Purchase Agreement with certain accredited investors, pursuant to which the Company sold common stock and warrants in a private placement at an aggregate purchase price of approximately $1,801. The combined purchase price for one share of common stock and one warrant was $3.45. The purpose of the sale of the common stock and warrants was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items as of December 31, 2024:

●	Our debt obligations, including fixed and variable-rate debt, totaled $7,327, and, because of current debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $7,349, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	Our operating lease obligations, including imputed interest, totaled $4,583 for buildings through 2030, with approximately $940 due annually for each of the next five years and $391 in year six.

There are no off-balance sheet arrangements as of December 31, 2024.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $799 and $865 for the three months ended December 31, 2024 and 2023, and $2,860 and $1,921 for the nine months ended December 31, 2024 and 2023. EBITDA, a non - GAAP financial measure, was negative for the nine months ended December 31, 2024 and 2023. The following table provides a reconciliation of EBITDA to net income (loss), the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three and nine months ended:

	Three Months ended December 31,			Nine Months ended December 31,
	2024	2023	Change	2024	2023	Change
Net loss	$(799)	$(865)	$66	$(2,860)	$(1,921)	$(939)
Income tax benefit	—	(240)	240	—	(563)	563
Interest expense (1)	147	110	37	392	353	39
Depreciation and amortization	703	631	72	2,093	1,759	334
EBITDA	$51	$(364)	$415	$(375)	$(372)	$(3)
(1)	Includes amortization of debt issue costs.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and includes controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Controller concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified three material weaknesses in our internal control over financial reporting as of March 31, 2024, which continues to exist at December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the Annual Report on Form 10-K, management identified the following material weaknesses:

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

In fiscal 2024, our management, with the oversight of our audit committee, executed a plan to take measures to begin remediating the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our tax accounting, acquisition accounting procedures, and accounting closing cycle time at Stadco: (1) Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and if necessary, implement new controls. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The third-party specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw; (2) Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions. We will implement new controls in fiscal 2025 to ensure a timely quarterly review of our deferred tax assets and liabilities and valuation allowance requirements as we facilitate remediation of the material weakness; (3) Stadco accounting - For the fiscal year ended March 31, 2024, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we are transitioning accounting function to the office of the Chief Financial Officer in Massachusetts, where expert and experienced personnel are in-place to execute a plan to 1) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, 2) improve the reliability of financial reporting, and 3) continued compliance with generally accepted accounting principles and applicable laws and regulations. We began to implement these measures during fiscal 2024 and 2025 and we will monitor progress during fiscal 2026 as we facilitate remediation of the material weakness.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

April 8, 2025	By:	/s/ Barbara M. Lilley
Barbara M. Lilley
Controller, Ranor, Inc.
(Principal Financial Officer and Principal Accounting Officer)