Form 10-K
period 2025-03-31
TECHPRECISION CORP
filed 2025-07-30
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

☐      Yes      ☒      No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.1 million.

The number of shares outstanding of the registrant’s common stock as of July 15, 2025 was 9,777,536.

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

We have two wholly owned subsidiaries that are each a reportable segment Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, Segment Information, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”.

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

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would be unable to close on the acquisition. On April 2, 2024, the Seller delivered to us written notice of its election to terminate the Purchase Agreement under Section 7.01(f) effective immediately. Pursuant to Section 7.01(f) of the Purchase Agreement, since the Closing (as defined in the Purchase Agreement) did not occur by the Outside Date, March 31, 2024, either the Company or the Seller had the right to terminate the Purchase Agreement, subject to the party terminating having complied with the other required closing conditions.

Since the Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f) therein, the Company was required to pay to the Seller a termination fee, as the Seller’s exclusive remedy, consisting of 320,000 shares of the Company’s common stock issued into the name of the Seller (the “Stock Termination Fee”).

On April 29, 2024, we issued 320,000 shares of the Company’s common stock as the Stock Termination Fee. On May 2, 2024, the Company filed a registration statement on Form S-1, related to the offer and resale by the Seller of up to 320,000 shares of our common stock that were issued to the Seller as the Stock Termination Fee. The registration statement was declared effective by the U.S. Securities and Exchange Commission on January 31, 2025.

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

General

TechPrecision, through our wholly owned subsidiaries, is a manufacturer of large-scale metal fabricated and machined precision components and equipment. These components are used primarily in the defense and aerospace industries, and secondarily in the precision industrial markets. All our operations and customers are in the United States.

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

The manufacturing operations of our Ranor subsidiary are situated on approximately 65 acres in Westminster, Massachusetts. Leveraging our 145,000 square foot facilities, Ranor provides a full range of custom solutions to transform material into precision finished welded components and precision finished machined components up to 100 tons: manufacturing engineering, materials management and traceability, high-precision heavy fabrication (in-house fabrication operations include cutting, press and roll forming, welding, heat treating, assembly, blasting and painting), heavy high-precision machining (in-house machining operations include CNC programming, finishing, and assembly), QC inspection including portable CMM, NonDestructive Testing, and final packaging.

All manufacturing at Ranor is performed in accordance with customer requirements. Ranor is an ISO 9001:2015 certificate holder. Ranor is a U.S. defense-centric company with over 95% of its revenue in the defense sector. Ranor is registered and compliant with regulations under the International Traffic in Arms Regulation (“ITAR”).

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

All manufacturing at Stadco is performed in accordance with customer requirements. Stadco is an AS 9100 D and ISO 9001:2015 certificate holder and a NADCAP NonDestructive Testing certificate holder. Stadco is a U.S. defense-centric company with almost all of its revenue in the defense sector. Stadco is registered and compliant with ITAR.

All of the Company’s operations, assets, and customers are located in the U.S. Executive management and the financial reporting function is based in Westminster, Massachusetts through our two reportable segments, Ranor and Stadco.

Products

We manufacture a wide variety of products pursuant to customer contracts and based on individual customer needs. We can also provide manufacturing engineering services to assist customers in optimizing their engineering designs for manufacturing efficiency. We do not design the products we manufacture but rather manufacture according to “build-to-print” requirements specified by our customers. Accordingly, we do not distribute the products that we manufacture on the open market, and we do not market any specific products on an on-going basis. We do not own the intellectual property rights to any proprietary marketed product, and we do not manufacture products in anticipation of orders. Manufacturing operations do not commence on any project before we receive a customer’s purchase order. We only consider contracts that cover specific products within the capability of our resources.

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

Changes in regulations and market demand for our manufacturing expertise can be significant and sudden and requires us to adapt to the needs of the customers that we serve. Understanding this dynamic, we focus on the defense industry in order to reliably pivot with our defense customers to jointly develop the capability to transform our workforce to manufacture components in accordance with our own and our external customers’ changing requirements.

We primarily serve customers in the defense and aerospace markets, secondarily in the precision industrial sectors. Within these sectors, we have manufactured custom components for U.S. Navy submarines and aircraft carriers, USMC military helicopters, defense and aerospace programs.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2025, or “fiscal 2025”, four suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2024, or “fiscal 2024”, one supplier accounted for 10% or more of our purchased material.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2025 and fiscal 2024.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated 96% and 93% of our total revenue in fiscal 2025 and fiscal 2024, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2025 and fiscal 2024 was a prime defense contractor and accounted for 23% and 32% of our revenue, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also manufacture large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources. The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2025 and 2024 are displayed in the table below:

(dollars in thousands)	2025		2024
Revenue	Amount	Percent	Amount	Percent
Defense	$33,599	99%	$31,406	99%
Precision Industrial	$432	1%	$185	1%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in fiscal 2025 and 2024:

(dollars in thousands)	2025			2024
Revenue	Amount		Percent	Amount		Percent
Defense Customer A		$5,795	17%		$10,295	32%
Defense Customer B		$3,327	10%		$3,320	10%
Defense Customer C		$4,947	15%		$3,258	10%
Defense Customer D	$	*	* %	$	*	* %
Defense Customer E		$7,671	22%		$5,005	16%
Defense Customer F		$5,003	15%	$	*	* %
*	Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue in fiscal 2025 and 2024:

(dollars in thousands)	2025		2024
Revenue	Amount	Percent	Amount	Percent
Ranor	$15,576	46%	$15,628	49%
Stadco	$11,167	33%	$6,250	19%

On March 31, 2025, we had a backlog of orders totaling $48,625. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog on March 31, 2024 was $49,500.

Competition

We face competition from both domestic and foreign entities in the manufacture of metal-fabricated and machined precision components and equipment. The industry in which we compete is fragmented with no one dominant player. We compete against companies that are both larger and smaller than us in size and capacity. Some competitors may be better known, have greater resources at their disposal, and have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For example, we face limited foreign competition for our defense products. For other products and markets, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such an event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as the quality of work, the reputation of the vendor, the perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. We believe that our strengths in these areas allow us to compete effectively, and that as a result, we are one of a select group of companies that can provide the products and services we are able to provide.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that pertain to the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently compliant with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2025 and 2024 were not material.

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

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2025 and 2024 were not material.

Intellectual Property Rights

At present we have no registered intellectual property rights other than certain trademarks for our name and other business and marketing materials. Over the course of our business, we develop know-how for use in the manufacturing process. Although we have non-disclosure policies in place with respect to our personnel and in our contractual relationships, we cannot assure you that we will be able to protect our intellectual property rights with respect to this know-how.

Human Capital Resources

The success of our business depends in large part on our ability to attract, retain, and develop a workforce of skilled employees at all levels of our organization. We provide our employees with base wages and salaries that we believe are competitive and consistent with employee positions, and work with local, regional, and state-wide agencies to facilitate workforce hiring and development initiatives.

As of March 31, 2025, we had 152 employees, of whom all are full-time employees. At Ranor and Stadco, 21 and 21 employees are salaried, and 60 and 50 employees are hourly, respectively. None of our employees are represented by a labor union.

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

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement with Berkshire Bank (the “Loan Agreement”). The Company has determined that it was not in compliance with the financial covenants in the Loan Agreement as of March 31, 2025. Additionally, our management believes it is probable that the Company will not be in compliance with these financial covenants in future periods. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

In order to satisfy the future financial covenants in the Loan Agreement, we must efficiently increase utilization of our manufacturing capacity at our Stadco subsidiary and improve the manufacturing process, such that our direct labor hours (inputs) allow us to recognize more revenue over time (outputs) and improve job performance. We plan to closely monitor our expenses and, if required, reduce operating costs and capital spending to enhance liquidity. There can be no assurance that we will be successful in these efforts. If we are unable to achieve compliance in the future with the financial covenants in the Loan Agreement by making operational changes to our business, then we might alternatively seek additional waivers or forbearances from our lender prior to any covenant violation or raise additional funds in one or more equity financing transactions. Any covenant waiver or forbearance may lead to increased costs, increased interest rates, additional restrictive covenants and the imposition of other lender protections that impact us negatively. There can be no assurance that we would be able to obtain waivers or forbearances in a timely manner, on acceptable terms, or at all. Alternatively, the terms of any equity financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional shares of our common stock, or securities convertible into shares of our common stock, would also dilute all of our stockholders.

There was $7,387 outstanding under the Loan Agreement on March 31, 2025. Berkshire Bank is the lender under the Loan Agreement and has agreed to extend the maturity date of the revolver loan to August 29, 2025. The original maturity date of the revolver loan under the loan agreement was December 20, 2023. While the maturity date of the revolver loan has been extended, it is due within the next 12 months and, if we are not able to renew or further extend the maturity date of the revolver loan, we will need to raise additional funds in order meet our obligations with respect to the revolver loan and sustain our operations.

In addition to extending the maturity date of the revolver loan, the Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement because of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month period ending March 31, 2025. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

In the event that the lender exercises its right to accelerate the repayment of this indebtedness as the result of one or more breaches of covenant or the maturity date of the revolver loan is not renewed or further extended, we do not expect to have funds available to repay these amounts in full unless we raise additional funds or find alternate financing, which, along with the uncertainty associated with the recurring operating losses at Stadco, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. The consequences of any default, waiver or forbearance, or the securing of additional equity financing could materially and adversely affect our business, financial condition, and results of operations.

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

We face competition from both domestic and foreign manufacturers in each of the markets we serve. No single company dominates the industry in which we operate. Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing, and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such an event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. Some of our customers have moved manufacturing operations or product sourcing overseas. To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns, which may adversely affect our results of operations. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve, and any failure by us to complete could have a material adverse effect on our business, financial condition and results of operations.

Because most of our contracts are individual purchase orders and not long-term agreements, there is no guarantee that we will be able to generate a similar amount of revenue in the future.

We must bid or negotiate each of our contracts separately, and when we complete a contract, there is generally no continuing source of revenue under that contract. As a result, we cannot assure you that we will have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably. Additionally, our reliance on individual purchase orders has historically caused, and may in future periods cause, our results of operations and cash flows to vary considerably and unpredictably from period to period. Because a significant portion of our revenue is derived from services rendered for the defense industry, our operating results may suffer from conditions affecting this sector, including any budgeting, economic or other trends that have the effect of reducing the requirements for our services. Labor shortages, government tariffs, and/or supply chain disruptions in the broader economy may also reduce demand for our products and services because of delays or disruptions in our customers’ ability to continue their own production, which could have a material adverse effect on our business, financial condition, or results of operation.

Our business may be impacted by external factors that we may not be able to control, including health emergencies like epidemics or pandemics, government tariffs, current middle east conflict, and the war between Russia and Ukraine.

War, civil conflict, terrorism, natural disasters, and public health issues including domestic or international pandemics, have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, volatility in the financial markets, government tariffs, and disruptions or downturns in other areas of the global or U.S. economies could negatively impact our business. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

To date, the company has not experienced any material effects from the war between Russia and Ukraine and sanctions placed on the Russian Federation and Belarus. However, because of our reliance on certain raw materials and energy supplies, an economic environment of rising government tariffs, costs and interest rates could have an unfavorable impact on our operations and financial condition.

Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect banks, financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, may lead to market-wide liquidity problems, which could adversely impact our business, our business partners, or industry in ways that we cannot predict at this time.

Because of our dependence on a limited number of customers, our failure to generate major contracts from a small number of customers may impair our ability to operate profitably.

We have, in the past, been dependent in each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the fiscal year ended March 31, 2025, our five largest customers accounted for 79% of our revenue. For the fiscal year ended March 31, 2024, our five largest customers accounted for 68% of our revenue. In addition, our backlog on March 31, 2025 and 2024 was $48,625 and $49,500, respectively, of which 73% and 76% was attributable to four customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, our single largest customer for the fiscal years ended March 31, 2025 and 2024 accounted for 22% and 32%, respectively, of our revenue for both years. The loss of these customers could have a material adverse effect upon our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of the orders placed by those customers with us. Further, even if the orders are not changed, these orders may not generate margins equal to our recent historical or targeted results. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our current level of revenue, which could have an adverse effect on our financial condition and results of operations.

Our backlog figures may not accurately predict future revenue or recognizable revenue.

We expect to fill most items of backlog within the next three years. However, because orders may be rescheduled or canceled and a significant portion of our revenue is derived from a small number of customers, backlog is not necessarily indicative of future revenue levels. Moreover, we cannot be sure of when during the future 36-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 36-month horizon.

Any decrease in the availability or increase in the cost of raw materials could materially affect our earnings.

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

The manufacture of some of our products is a complex process and requires long lead time. As a result, we may experience delays or shortages in the supply of raw materials. If we are unable to obtain adequate and timely deliveries of the required raw materials, we may be unable to complete our manufacturing projects and deliver finished products on a timely basis. This could cause us to lose revenue, incur additional costs, delay new product introductions, or suffer harm to our reputation.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, from March 2018 until March 2021, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the U.S. While these tariffs have mostly been lifted on imports from countries other than the Peoples’ Republic of China, imports from many jurisdictions are subject to limitations on volume, after which substantial tariffs will be reimposed. The U.S. also imposed a 10% tariff on all aluminum imports into the United States, with initial exemptions for aluminum imported from certain U.S. trading partners. Recent proposed changes to tariffs announced by the U.S. in April 2025 could increase steel and aluminum costs and decrease supply availability.

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

All our manufacturing and production is done at two locations, in California and Massachusetts. We may be exposed to significant disruption to our business as a result of unforeseeable developments at either geographic location.

We operate at two manufacturing and production facilities in Westminster, Massachusetts and Los Angeles, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing and production facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires (including wildfires), floods, earthquakes, accidents, and severe weather conditions. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events occurred.

Our manufacturing processes are complex, must constantly be upgraded to remain competitive and depend upon critical, high-cost equipment that may require costly repair or replacement.

It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures, and we could incur significant repair or replacement costs in the event of those failures.

We must make regular capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive. We may not be able to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner. The cost of repairing or replacing much of our equipment or facilities could be significant. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

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

The fabrication of large steel structures involves potential operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damage. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms.

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

We recognize revenue for our defense contracts and some commercial contracts based on percentage of completion that requires significant management judgement. Errors made to estimates of revenue and costs could result in overstated or understated profits or losses, subject to adjustment.

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

Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We are required to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. Contract modifications - as well as other changes in estimates of revenue, costs, and profits on performance obligations - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

Demand in our end-use markets can be cyclical, impacting on the demand for the products we produce.

Demand in our end-use markets, including companies in the defense and precision industrial sectors, can be cyclical in nature and sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. Our revenue is sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the cyclical nature of these markets, we have experienced, and in the future, we may experience significant fluctuations in our revenue and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

We could be adversely affected by reductions in defense spending.

Because certain of our products are used in a variety of military applications, including ships, submarines and helicopters, we derive most of our revenue from the defense industry. In fiscal 2025 and 2024, approximately 99% and 99% of our revenue was derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased in recent years due to greater homeland security and foreign military commitments, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. It is also possible that Russia’s invasion of Ukraine causes a reorientation of U.S. defense spending away from the naval submarine programs from which we derive substantial portions of our revenue towards land-based military projects, which could involve fewer programs in which our products would be needed. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

The nature of our manufacturing business subjects our operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damage and occupational safety and health. Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

We have used, and currently use, certain substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes.

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

We rely on the accuracy, capacity, and security of our information technology systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of products to and from our facility. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals, hostile nation-state actors, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation. This could lead some customers to stop using us for building their products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could have a material adverse impact on our business, financial condition and the results of operations.

We are subject to regulations related to conflict minerals which could adversely impact our business.

We are subject to SEC rules regarding the disclosure of the use of tin, tantalum, tungsten, gold and certain other minerals, known as conflict minerals, in products manufactured by public companies. These rules require that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. These rules require ongoing due diligence efforts, along with annual conflict minerals reports. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products.

In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free. We may also encounter challenges satisfying customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

We currently do not use any conflict minerals in the production of our products, but from time to time we may receive a customer order necessitating the use of conflict minerals. In the event we produce any products utilizing conflict minerals, we will be required to comply with the rules discussed above.

Changes in delivery schedules and order specifications may affect our revenue stream.

Although we provide manufacturing services pursuant to orders placed by our customers, we have in the past experienced delays in scheduling and changes in the specification of our products. Delays in scheduling have been and, in the future, may be caused by disruptions relating to epidemics, pandemics and government-imposed lockdowns, or economy-wide supply chain disruptions, while changes in order specifications may result from several factors, including a determination by the customer that the product specifications need to be changed after receipt of an initial product or prototype. As a result of these changes, we may suffer a delay in the recognition of revenue from projects and may incur contract losses. We cannot assure you that our results of operations will not be affected in the future by delays or changes in specifications or that we will ever be able to recover revenue which was lost as a result of the delays or changes. Further, if we cannot allocate our personnel to a different project, we will continue to incur expenses relating to the initial project, including labor and overhead. Thus, if orders are postponed, our results of operations would be impacted by our need to maintain staffing and other expense-generating aspects of production for the postponed projects, even though they were not fully utilized, and revenue associated with the project will not be recognized during this period. We cannot assure you that our operating results will not decline in future periods because of changes in customers’ orders.

Negative economic conditions may impact the demand for our services and the ability of our customers to meet their obligations with us on a timely basis. Any disputes with customers could also have an adverse impact on our income and cash flow.

Negative economic conditions, including tightening of credit in financial markets as a result of increases in interest rates and/or instability in the banking system, may lead businesses to postpone spending, which may impact our customers, causing them to cancel, decrease or delay their existing and future orders with us. Declines in economic conditions may further impact the ability of our customers to meet their obligations to us on a timely basis. If customers are unable to meet their obligations to us on a timely basis, it could adversely impact the realization of receivables, the valuation of inventories and the valuation of long-lived assets. Additionally, we may be negatively affected by contractual disputes with customers, which could have an adverse impact on our financial condition and the results of operations.

If our customers successfully assert product liability claims against us due to defects in our products, our operating results may suffer, and our reputation may be harmed.

Due to the circumstances under which many of our products are used and the fact that some of our products are relied upon by our customers in their facilities or operations, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We have been subject to product liability claims in the past, and we may be subject to claims in the future. A successful product liability claim or series of claims against us, or a significant warranty claim or series of claims against us could materially decrease our liquidity and adversely affect our financial condition and results of operations.

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

Because certain of our borrowing facilities contain variable interest rate provisions, many of the above consequences could be worsened if interest rates continue to rise. In addition, our current credit facilities contain, and any future credit facilities to which we become a party will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future.

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

Risks Related to our Common Stock

If we fail to regain or maintain compliance with The Nasdaq Stock Market’s listing standards, our common stock could be delisted from Nasdaq.

As a listed Nasdaq Stock Market (“Nasdaq”) company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our board of directors and committees thereof, the minimum bid price of our common stock and minimum stockholders’ equity. Nasdaq also has rules governing the timely filing of periodic reports and we have received a notice from the Listing Qualifications Department of Nasdaq that we are not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Requirement”) because we had not timely filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “10-K”) with the SEC before July 15, 2025, which was the end of the grace period for timely filing. We expect to regain compliance with the Timely Filing Requirement with the filing hereby of our 10-K. However, as we have previously disclosed, we have failed to comply with the Timely Filing Requirement with respect to previous annual reports on Form 10-K (other than this 10-K) and previous quarterly reports on Form 10-Q and there can be no guarantee that we will maintain compliance with Timely Filing Requirement in the future with respect to our subsequent filings with the SEC. The failure to meet any Nasdaq requirements may result in the delisting of our common stock from Nasdaq, which could adversely affect the liquidity and market price of our common stock.

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

The stock market can experience significant volatility, and the volatility of stocks often does not relate to the operating performance of the companies represented by the stock. The market price of our common stock could be subject to significant fluctuations because of general market conditions and because of factors specifically related to our business.

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded. Additionally, the economic and other consequences of the past instability with regional banks, Russia’s invasion of Ukraine, current Middle East conflict, high inflation, government tariffs and increasing interest rates have resulted in significant volatility in the equity capital markets.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock at a profit and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs by defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

The number of shares of common stock we have registered for resale are significant in relation to the number of our outstanding shares of common stock.

We recently filed a Registration Statement with the SEC which was declared effective on January 31, 2025, to register the resale of shares of our common stock into the public market by certain stockholders that acquired shares of our common stock in transactions not registered under the Securities Act, and for the resale the Stock Termination Fee and the shares of common stock that could be sold by participants in the July 2024 Private Placement (as defined below), including shares underlying PIPE Warrants (as defined below). These shares represent a significant number of shares of our total number of issued and outstanding shares of common stock. The resale by these stockholders of a significant number of these shares, or the perception in the public markets that such selling securityholders may sell all or a portion of such securities, could depress the market price of our Common Stock during the period the applicable registration statement remains effective.

The trading volume of our common stock has fluctuated from time to time and is typically low, which may make it difficult for investors to sell their shares at times and prices that investors feel is appropriate.

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

Our certificate of incorporation gives our board of directors the right to create a new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights that are superior to the rights associated with our common stock, which could adversely affect the voting power and equity interest of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

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

We are subject to the Sarbanes-Oxley Act, which requires public companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Ensuring that we have effective internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and could result in us being the subject of regulatory scrutiny.

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

While we have taken steps to enhance our internal control environment, we have addressed the underlying cause of the material weaknesses with a review of our internal controls, and may propose additional new controls, including those designed to raise the level of precision of management review controls to gain additional assurance regarding the timely completion of our quality control procedures. The steps we have taken to date were not sufficient to remediate these material weaknesses or to avoid the identification of other material weaknesses in the future. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

Item 4.       Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	63	Chief Executive Officer
Phillip Podgorski	60	Chief Financial Officer

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

Phillip Podgorski was appointed Chief Financial Officer on March 31, 2025. Mr. Podgorski was the Chief Financial Officer for the RTX Technology Research Center (“RTRC”), a division of RTX Corporation (“RTX”), a public aerospace and defense company, since 2013. While at RTX, he was responsible for all GAAP, SEC and government accounting and reporting related aspects for the RTRC. He was also responsible for strategic and scenario planning in collaboration with other stakeholders at RTX, including long-range plans and annual operating budgets. Mr. Podgorski has an MBA and Bachelor of Science degree in Accounting from Western New England University.

There are no family relationships among any directors or executive officers.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “TPCS”.

As of June 30, 2025, there were 46 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

(dollars in thousands, except per share data)

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

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would be unable to close on the acquisition. On April 2, 2024, the Seller delivered to the Company written notice of its election to terminate the Purchase Agreement under Section 7.01(f) effective immediately. Pursuant to Section 7.01(f) of the Purchase Agreement, since the Closing had not occurred by March 31, 2024, either we or the Seller had the right to terminate the Purchase Agreement, subject to the party terminating having complied with the other required closing conditions. The Seller validly terminated the Purchase Agreement pursuant to Section 7.01(f), the Company was required to pay to the Seller the Stock Termination Fee. On April 29, 2024, we issued 320,000 shares of our common stock as the Stock Termination Fee.

Also, under the Purchase Agreement, a registration statement was filed to effect the resale of the shares of common stock. Such registration was filed initially with the Securities and Exchange Commission on May 2, 2024, and was declared effective on January 31, 2025.

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

On April 28, 2024, Ranor and the other Borrowers entered into the Eleventh Amendment to Amended and Restated Loan Agreement and Seventh Amendment to Second Amended and Restated Promissory Note, or the “Eleventh Amendment”, with Berkshire Bank. The Eleventh Amendment, among other things, extended the maturity date of the Revolver Loan from April 30, 2025 to August 29, 2025.

Read about the Berkshire Bank Loans under the “Liquidity and Capital Resources” section below, for a discussion of the amended debt agreement and its impact on the Company’s liquidity and on-going operations.

July Private Placement

On July 3, 2024, the Company entered into a Securities Purchase Agreement (the “PIPE Agreement”), with certain accredited investors (the “PIPE Purchasers”) pursuant to which we agreed to sell in a private placement (the “July Private Placement”) at an aggregate purchase price of $2,298, (i) 666,100 shares of our common stock (the “PIPE Shares”), and (ii) common stock purchase warrants to purchase up to 666,100 shares of our common stock (the “PIPE Warrants”). The combined purchase price for one PIPE Share and one PIPE Warrant was $3.45. The purpose of the July Private Placement was to raise working capital for use by the Company. The closing of the July Private Placement occurred on July 8, 2024 (the “PIPE Closing Date”). Placement fees in connection with the offering totaled $247. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock.

Pursuant to the PIPE Agreement, we have agreed to have a registration statement registering for resale the PIPE Shares and the shares underlying the PIPE Warrants declared effective within 60 days of the PIPE Closing Date. If such registration statement is not declared effective in a timely manner, we will be subject to liquidated damages as described in the PIPE Agreement. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2025. Since the registration statement was not declared effective in a timely manner, the Company was obligated to pay $108 as liquidated damages and interest under the agreement.

Overview

TechPrecision, through our wholly owned subsidiaries, is a manufacturer of large-scale metal fabricated and machined precision components and equipment. These components are used in a variety of markets, primarily defense and aerospace, and secondarily precision industrial. All our operations and customers are in the United States.

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

All manufacturing at Ranor is performed in accordance with customer requirements. Ranor is an ISO 9001:2015 certificate holder. Ranor is a U.S. defense-centric company with over 95% of its revenue in the defense sector. Ranor is registered and compliant with ITAR.

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

We primarily serve customers in defense and aerospace, secondarily in the precision industrial sectors. Within these sectors, we have manufactured custom components for US Navy submarines and aircraft carriers, USMC military helicopters, US defense and civilian aerospace programs.

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

Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our provision for losses at March 31, 2025 and 2024 was $463 and $293, respectively, with 88% and 92% of the totals related to customer projects at our Stadco reportable segment, and the remaining amounts at our Ranor segment.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant & Equipment, our property, plant and equipment is tested for impairment whenever events or circumstances indicate the carrying amount of an asset may be impaired. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.

In the fourth quarter of fiscal 2025, we determined that a history of operating losses at Stadco may indicate that the carrying value of the long-lived assets may not be recoverable. As such, we conducted a test for recoverability of long-lived assets at our Stadco segment and determined that the carrying value of the long-lived assets were not impaired.

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

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory, and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of twelve months, more or less. However, contracts for larger complex components can take up to thirty-six months to complete. Units manufactured under most of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptance of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog.

We evaluate the performance of our segments based upon, among other things, segment revenue and operating profit. Segment operating profit excludes general corporate costs, which include director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations, such as the unallocated PPP loan forgiveness and refundable employee retention tax credits.

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

Corporate expenses include stock-based compensation, board of director compensation, and other corporate general expenses not allocated to the segments. Prior period segment data is restated to reflect changes in the allocation of corporate expenses to the segments.

Fiscal Years Ended March 31, 2025 and 2024

The following table presents revenue, gross profit, and gross margin, consolidated and by reportable segment:

	2025		2024		Changes
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$18,165	53%	$17,821	56%	$344	2%
Stadco	15,998	47%	14,567	46%	1,431	10%
Intersegment elimination	(132)	—%	(797)	(2)%	665	83%
Consolidated Revenue	$34,031	100%	$31,591	100%	$2,440	8%
Cost of Revenue
Ranor	$12,623	37%	$13,273	42%	$(650)	(5)%
Stadco	17,211	50%	14,997	47%	2,214	15%
Intersegment elimination	(132)	—%	(797)	(2)%	665	83%
Consolidated Cost of Revenue	$29,702	87%	$27,473	87%	$2,229	8%
Gross Profit (Loss)
Ranor	$5,674	16%	$4,548	14%	$1,126	25%
Stadco	(1,345)	(3)%	(430)	(1)%	(915)	(213)%
Consolidated Gross profit	$4,329	13%	$4,118	13%	$211	5%

Revenue

Consolidated - Revenue was $34,031 for the fiscal year ended March 31, 2025, or 8% higher when compared to revenue of $31,591 for the fiscal year ended March 31, 2024. Revenue increased primarily on a period of efficient throughput at Stadco during the fourth quarter of fiscal 2025 as relative contract values increased year-over-year. However, as described in the gross profit and gross margin section below, higher or lower relative contract prices may not necessarily result in higher or lower gross profit or gross margin. The consolidated backlog was $48,625 as of March 31, 2025. Our project order flow from prime defense contractors remains strong.

Ranor - Revenue was $18,165 for the fiscal year ended March 31, 2025, an increase of $344 or 2% higher when compared to the same period a year ago, as we executed on a different project mix. The backlog at Ranor remains strong as new orders continue to flow down from our existing customer base of prime defense contractors. Backlog at Ranor on March 31, 2025, and 2024 was $21,068 and $21,100, respectively.

Stadco - Revenue was $15,998 for the fiscal year ended March 31, 2025, compared with revenue of $14,567 for the fiscal year ended March 31, 2024, an increase of $1,431, or 10%. We executed on a different project mix with favorable changes in volume and relative contract values when compared with the fiscal year ended March 31, 2024. Revenue increased under several defense and aerospace programs, including work on the U.S. Marine Corps heavy lift helicopters. The backlog remains strong as new orders for components related to a variety of defense programs continue to flow down from our existing customer base of prime defense contractors, including the U.S. Marine Corps heavy lift helicopters. Stadco’s backlog was $27,557 and $28,900 as of March 31, 2025 and 2024, respectively.

Cost of Revenue and Gross Profit

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the fiscal year ended March 31, 2025, was $29,702, an increase of 8% when compared to the fiscal year ended March 31, 2024. The increase in cost of revenue was primarily the result of higher production costs and under - absorbed overhead at Stadco. Strong production performance at Ranor resulted in an increase in gross profit. Gross margin for the fiscal years ended March 31, 2025 and 2024 was 13% and 13%, respectively.

Ranor – Cost of revenue decreased by $650 or 5% when compared with the same period a year ago. Fiscal 2025 was marked by a period of efficient production as higher absorbed overhead was added to our work - in - progress which more than offset an increase in material costs. As a result, gross profit increased by $1,126 or 25% when compared with fiscal 2024.

Stadco – Cost of revenue increased by $2,214 or 15% as our Stadco segment continues to work through remaining legacy pricing problems on core business. Factory overhead was under - absorbed for fiscal 2025 due to a period of inefficient production as manufacturing costs, and repairs and maintenance expenses increased year-over-year. Gross profit was negative and 213% higher when compared with fiscal 2024.

Selling, General and Administrative (SG&A) Expenses

	2025		2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$2,545	7%	$2,260	7%	$285	13%
Stadco	3,298	10%	3,125	10%	173	6%
Corporate and unallocated	644	2%	3,365	10%	(2,721)	(81)%
Consolidated SG&A	$6,487	19%	$8,750	27%	$(2,263)	(26)%

Fiscal 2025 and 2024: SG&A segment data was revised to reflect current period updates to allocated corporate expenses.

Consolidated - Total selling, general and administrative expenses decreased by $2,263, or 26%, due primarily to the absence of due diligence work on the terminated Votaw acquisition. Corporate expenses incurred in connection with due diligence acquisition activity and breakup fees decreased year-over-year and more than offset increased expenses at Ranor and Stadco.

Ranor - SG&A expense increased by $285 or 13% due primarily to an increase in allocated outside advisory costs. Also, a smaller increase in compensation due to additional office headcount was offset by a decrease in travel expenses.

Stadco - SG&A expense increased by $173 or 6%, due primarily to an increase in allocated compensation and benefits costs which more than offset a decrease in legal expenses.

Corporate and unallocated - SG&A decreased by $2,721 or 81% due primarily to the absence of due diligence work on acquisitions in fiscal 2025. For the fiscal year ended March 31, 2025, corporate expenses in connection with the terminated Votaw acquisition decreased by $2,556, stock-based compensation expenses decreased by $181 and other corporate expenses increased by $16 when compared with the fiscal year ended March 31, 2024.

Operating (loss) income

	2025		2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$3,129	9%	$2,287	7%	$842	37%
Stadco	(4,643)	(13)%	(3,554)	(11)%	(1,089)	(31)%
Corporate and unallocated	(644)	(2)%	(3,365)	(11)%	2,721	81%
Operating loss	$(2,158)	(6)%	$(4,632)	(15)%	$2,474	53%

Consolidated – For the fiscal year ended March 31, 2025, we reported an operating loss of $2,158, compared with an operating loss of $4,632 for the fiscal year ended March 31, 2024. The change was due primarily to the absence of due diligence work on the terminated Votaw acquisition.

Ranor - Operating income increased by $842 or 37% when compared to the same period a year ago, due primarily to a favorable project mix and efficient throughput.

Stadco - Operating loss increased by $1,089 or 31% as Stadco continues to work through pricing issues on remaining legacy contracts with our core business.

Corporate and unallocated - Operating loss decreased by $2,721 or 81%, due primarily to the absence of due diligence work on the terminated Votaw acquisition. For the fiscal year ended March 31, 2025, corporate expenses in connection with the terminated Votaw acquisition decreased by $2,556, stock-based compensation expenses decreased by $181 and other corporate expenses increased by $16 when compared with the fiscal year ended March 31, 2024.

Other Income (Expense), net

The following table presents other income (expense) for the fiscal years ended March 31:

	2025	2024	$ Change	% Change
Other income (expense), net	$(51)	$43	$(94)	(219)%
Interest expense	$(438)	$(414)	$(24)	(6)%
Amortization of debt issue costs	$(103)	$(107)	$4	4%

Interest expense increased by $24 when compared with the fiscal year ended March 31, 2024, due primarily to higher average debt levels under the revolver loan.

Amortization of debt issue costs for the fiscal year ended March 31, 2025, was slightly lower when compared to fiscal year ended March 31, 2024, as we continue to amortize issue costs related to the Berkshire loan agreement and amendments thereto.

Other expense, net, in the table above, for the fiscal year ended March 31, 2025, includes a payment to investors of $108 as liquidated damages and interest for a late registration filing in connection with the July 2024 private placement. That payment more than offset other income primarily from non - operating filming activities at Stadco. Other income, net for the fiscal year ended March 31, 2024, includes a gain from the settlement of an insurance claim related to abandoned fixed assets following a theft at the Stadco plant.

Income Taxes

During the fiscal year ended March 31, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years. For the fiscal year ended March 31, 2025 and 2024, the Company recorded a tax benefit and tax expense of $2 and $1,932, respectively.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2025 and 2024 was $5,722 and $5,312, respectively. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Loss

As a result of the foregoing, for fiscal 2025, we recorded a net loss of $2,748, or $0.29 per share basic and fully diluted, compared with a net loss of $7,042, or $0.81 per share basic and fully diluted in fiscal 2024.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents and $1,256 in undrawn capacity under our Revolver Loan. As of March 31, 2024, we had $600 in total available liquidity, consisting of $138 in cash and cash equivalents, and $462 in undrawn capacity under our Revolver Loan.

There was $3,150 and $2,785 outstanding under the Revolver Loan on March 31, 2025 and 2024, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during fiscal 2025 and 2024, totaled $197 and $171, respectively. The weighted average interest rate on March 31, 2025 and 2024 was 7.47% and 7.58%, respectively. The weighted average amount outstanding during the fiscal year ended March 31, 2025 was $2,631. Undrawn borrowing capacity as of March 31, 2025 and 2024 was $1,256 and $539, respectively. At March 31, 2025 our working capital was negative $1,570 because of the reclassification of our long-term debt from noncurrent to current in the consolidated balance sheet. The table below presents selected liquidity and capital measures at the fiscal years ended:

	March 31,	March 31,	Change
	2025	2024	Amount
Cash and cash equivalents	$195	$138	$57
Working capital	$(1,570)	$(2,904)	$1,334
Total debt	$7,424	$7,648	$(224)
Total stockholders’ equity	$8,740	$7,803	$937

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2025	2024	Amount
Operating activities	$(599)	$728	$(1,327)
Investing activities	(1,081)	(2,591)	1,510
Financing activities	1,737	1,467	270
Net increase (decrease) in cash	$57	$(396)	$453

Operating activities

Apart from our loan facilities, our primary sources of cash are provided by customer revenue, customer contract advances, and associated accounts receivable collections. Many of our customers make advance payments and progress payments under the terms of each manufacturing contract. The composition of our accounts receivable collections mix changes between advance payments and customer payments made after shipment of finished goods. Our cash flows can fluctuate from period to period as we mark progress with customer project milestones and the timing of progress payments.

Cash used in operating activities during fiscal 2025 totaled $599. Net loss adjusted by our non - cash items provided $813 of cash during fiscal 2025, as compared to cash used of $1,022 in fiscal 2024. Working capital changes to our balance sheet used $1,412 of cash during fiscal 2025, as compared to cash provided of $1,750 in fiscal 2024.

Investing activities

In fiscal 2025 we invested $4,122 in new factory machinery and equipment and were reimbursed for $3,041 of certain purchases under a supplier development fund.

We are subject to certain financial debt covenants and may not spend more than $1,500 for new machinery and equipment during any single fiscal year, excluding supplier development funding, tested on an annual basis at the end of each fiscal year. We estimate that our spending on new machinery and equipment in fiscal 2026 will not exceed that spending limitation.

In fiscal 2024, we invested $3,230 in new factory machinery and equipment and were reimbursed for $577 of certain purchases under a supplier development fund.

Financing activities

We drew down $13,876 of proceeds under our Revolver Loan during fiscal 2025 and repaid $13,511 during the same period. We also used $663 of cash to pay down debt principal and make periodic lease payments and financed the purchase of certain equipment at Stadco for $65.

In fiscal 2025, the Company sold 666,100 shares of the Company’s common stock, par value $0.0001 per share, and 666,100 common stock purchase warrants to purchase 666,100 shares of Common Stock in a private placement at an aggregate purchase price of $2,299. Placement agent’s fees in connection with the offering totaled $247.

In fiscal 2024 we drew down $7,160 of proceeds under the Revolver Loan and repaid $5,025 during the same period. We also used $617 of cash to pay down debt principal and make periodic lease payments.

All of the above activity resulted in a net increase in cash of $57 for fiscal 2025 compared with a net decrease in cash of $396 for fiscal 2024.

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

On June 12, 2023, the Company and Berkshire Bank executed a waiver. The waiver document contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

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

On September 4, 2024, December 19, 2024, and April 28, 2025, Ranor and the other borrowers entered into three additional amendments with Berkshire Bank, to extend the maturity date of the Revolver Loan to January 15, 2025, April 30, 2025, and August 29, 2025, respectively.

As a result of Borrowers’ failure to satisfy the required minimum Debt Service Coverage Ratio for the twelve (12) month period ending March 31, 2025, as set forth in the Loan Agreement, or the “Existing Default”, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Agreement constitutes written notice pursuant to the Loan Documents of such Existing Default. Regardless of entering into this Agreement or any discussions between Borrowers and Lender, the Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise. No such discussions or the entering into of this Agreement shall imply any course of conduct or any agreement on the part of Lender to waive any of its rights and remedies or to forbear from taking any action authorized by the Loan Documents, the Collateral Documents, or by applicable law while discussions continue.

There was $7,387 and $7,648 outstanding under the Loan Agreement on March 31, 2025 and 2024, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Security Purchase Agreement with certain accredited investors, pursuant to which the Company sold common stock and warrants in a private placement at an aggregate purchase price of $2,299. The combined purchase price for one share of common stock and one warrant was $3.45. The purpose of the sale of the common stock and warrants was to raise working capital for use by the Company.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by August 29, 2025. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on March 31, 2025:

●	Our debt obligations under the Berkshire loan agreement, including fixed and variable-rate debt, totaled $7,387, and, because of debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including the purchase of raw materials and supplies goods, totaled $4,690, all of it due to be incurred and paid within the next twelve months.
●	We also have $10,475 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $4,860 for buildings through 2030, with $939 due annually for each of the next five years and $156 in year six.

There were no off-balance sheet arrangements as of March 31, 2025.

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

We define EBITDA as net income (loss) plus interest, income taxes, depreciation, and amortization. Net loss was $2,748 for the fiscal year ended March 31, 2025, as compared to net loss of $7,042 for the year ended March 31, 2024. EBITDA, a non-GAAP financial measure, was $587 for the year ended March 31, 2025, compared to negative $2,160 for the year ended March 31, 2024. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2025	2024	Amount
Net loss	$(2,748)	$(7,042)	$4,294
Income tax (benefit) expense	(2)	1,932	(1,934)
Interest expense (1)	541	521	20
Depreciation and amortization	2,796	2,429	367
EBITDA	$587	$(2,160)	$2,747
(1)	Includes amortization of debt issue costs.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TechPrecision Corporation (the “Company”) as of March 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, is in default on its debt obligations since the Company is out of compliance with its debt covenants and is expected to continue to be out of compliance, and its revolving line of credit is due within the year and will need to be renewed or additional financing is needed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue – Revenue Earned Over Time and Contract Estimates

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2013 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, Pennsylvania

July 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TechPrecision Corporation (the “Company”) as of March 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2013.

Philadelphia, Pennsylvania

September 13, 2024

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$195	$138
Accounts receivable, less allowances of $53 and $22, on March 31, 2025 and 2024	2,192	2,371
Contract assets	9,587	8,527
Raw materials	1,800	1,827
Work-in-process	1,082	1,423
Other current assets	490	564
Total current assets	15,346	14,850
Property, plant and equipment, net	13,791	14,798
Right of use asset, net	4,268	4,977
Other noncurrent assets	122	122
Total assets	$33,527	$34,747
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,437	$1,408
Accrued expenses	3,685	4,263
Contract liabilities	1,040	2,104
Customer deposits	1,631	1,684
Current portion of long-term lease liability	770	736
Current portion of long-term debt, net	7,353	7,559
Total current liabilities	16,916	17,754
Long-term equipment financing	3	—
Long-term lease liability	3,638	4,408
Other noncurrent liability	4,230	4,782
Total liabilities	24,787	26,944
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: March 31, 2025 – 9,761,825 and 9,751,825, respectively. Shares issued and outstanding March 31, 2024 – 8,777,432	1	1
Additional paid in capital	18,885	15,200
Accumulated deficit	(10,146)	(7,398)
Total stockholders’ equity	8,740	7,803
Total liabilities and stockholders’ equity	$33,527	$34,747

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2025	2024
Revenue	$34,031	$31,591
Cost of revenue	29,702	27,473
Gross profit	4,329	4,118
Selling, general and administrative	6,487	8,750
Loss from operations	(2,158)	(4,632)
Other (expense) income, net	(51)	43
Interest expense	(541)	(521)
Total other (expense) income, net	(592)	(478)
Loss before income taxes	(2,750)	(5,110)
Income tax (benefit) expense	(2)	1,932
Net loss	$(2,748)	$(7,042)
Net loss per share – basic and diluted	$(0.29)	$(0.81)
Weighted average number of shares outstanding – basic and diluted	9,459,164	8,717,160

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2023	8,613,408	$1	$14,949	$(356)	$14,594
Stock award non-employee directors	25,000	—	178	—	178
Stock issued for exercised options	109,024	—	—	—	—
Tax withheld for exercised options	—	—	(34)	—	(34)
Restricted stock awards	30,000	—	107	—	107
Net loss	—	—	—	(7,042)	(7,042)
Balance March 31, 2024	8,777,432	$1	$15,200	$(7,398)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	103	—	103
Stock used for tax withholding	(1,707)	—	(6)	—	(6)
Sale of stock and warrants, net	666,100	—	2,052	—	2,052
Net loss	—	—	—	(2,748)	(2,748)
Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,748)	$(7,042)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,796	2,429
Amortization of debt issue costs	103	107
Loss (gain) on disposal of equipment	1	(39)
Stock based compensation	103	285
Change in contract loss provision	170	190
Change in allowance for doubtful accounts	(31)	—
Deferred income taxes	—	1,931
Stock based acquisition termination fee	419	1,117
Changes in operating assets and liabilities:
Accounts receivable	210	(35)
Contract assets	(1,060)	421
Work-in-process and raw materials	368	(837)
Other current assets	74	(214)
Accounts payable	1,029	(816)
Accrued expenses	(364)	388
Contract liabilities and customer deposits	(1,117)	1,454
Other noncurrent liabilities	(552)	1,389
Net cash (used in) provided by operating activities	(599)	728
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(4,122)	(3,230)
Proceeds from fixed assets insurance settlement	—	62
Reimbursements for purchases of fixed assets	3,041	577
Net cash used in investing activities	(1,081)	(2,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver loan	13,876	7,160
Repayment of revolver loan	(13,511)	(5,025)
Proceeds from private placement	2,299	—
Private placement fees	(247)	—
Proceeds from equipment financing	65	—
Debt issuance costs	(82)	(51)
Principal payments for leases	(9)	(17)
Repayment of long-term debt	(654)	(600)
Net cash provided by financing activities	1,737	1,467
Net increase (decrease) in cash and cash equivalents	57	(396)
Cash and cash equivalents, beginning of period	138	534
Cash and cash equivalents, end of period	$195	$138
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest (net of interest capitalized)	$438	$414

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Fiscal year ended March 31, 2025

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

Fiscal year ended March 31, 2024

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

We manufacture large-scale metal fabricated and machined precision components and equipment. These products are used in a variety of markets including defense and precision industrial. All our operations and customers are in the United States, or “U.S.”.

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

Reclassifications – Certain prior year balances including the notes thereto have been reclassified to conform with current year presentation. In the prior year, reimbursements for purchases of fixed assets totaled $577 and was included in the statements of cash flows from operating activities as a change in other noncurrent liabilities. In order to conform to the current year presentation, prior year reimbursements for purchases of fixed assets and changes in other noncurrent liabilities in our consolidated statements of cash flows have been adjusted to conform with the current year presentation.

Going Concern, Risks and Uncertainties - For the fiscal years ended March 31, 2025 and 2024, we reported pre-tax losses of $2,750 and $5,110, respectively.

As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents, and $1,256 in undrawn capacity under our revolver loan. As of March 31, 2024, we had $600 in total available liquidity, consisting of $138 in cash and cash equivalents, and $462 in undrawn capacity under our revolver loan.

On May 28, 2024, Ranor, and certain affiliates of the Company, or “other borrowers”, entered into the Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, or the “Eighth Amendment”. In addition to extending the maturity date of the revolver loan to August 30, 2024, the Eighth Amendment reduced the maximum principal amount from $5,000 to $4,500 and required that an operational assessment be performed, primarily at Stadco, by an acceptable third-party consultant. The lender has acknowledged receipt of that operational assessment of Stadco as required pursuant to the Eighth Amendment.

On September 4, 2024, December 19, 2024, and April 28, 2025, Ranor and the other borrowers entered into three additional amendments with Berkshire Bank, to extend the maturity date of the Revolver Loan to January 15, 2025, April 30, 2025, and August 29, 2025, respectively.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy the Debt Service Coverage Ratio, or DSCR, for the twelve-month periods ending March 31, 2025 and 2024. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

There was $7,387 outstanding under the Loan Agreement on March 31, 2025. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. The combined purchase price for one share and one warrant was $3.45. The purpose of the private placement was to raise working capital for use by the Company. The closing of the offering occurred on July 8, 2024. On February 11, 2025, the Company received $498 in proceeds from the sale of the remaining 144,300 shares of the Company’s common stock, and common stock purchase warrants to purchase shares of common stock. Placement fees in connection with the offering totaled $247 and are recorded net of proceeds in additional paid - in capital. In addition, the Company issued to the placement agent common stock purchase warrants to purchase up to 19,983 shares of common stock.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by August 29, 2025. The bank retains the right to act on covenant violations and is under no obligation to allow draws on the revolver through the expiration date. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

The consolidated financial statements for the fiscal year ended March 31, 2025, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents - Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. Our deposit and money market accounts are maintained in a large U.S. regional bank.

Accounts receivable and allowance for credit losses - Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivables are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the consolidated balance sheets. We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make the required payments. Under the current expected credit loss model, we employ a roll-rate methodology, utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and forecasts of future economic conditions.

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

	March 31, 2025	March 31, 2024
Beginning balance	$(22)	$(22)
Current period provision for expected losses	(31)	—
Ending balance	$(53)	$(22)

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

In accordance with Accounting Standards Codification, or “ASC”, 360, Property, Plant & Equipment, our property, plant and equipment is tested for impairment when triggering events occur and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

In the fourth quarter of fiscal 2025, we determined that a history of operating losses at Stadco may indicate that the carrying value of the long-lived assets may not be recoverable. As such, we conducted a test for recoverability of long-lived assets at our Stadco segment and determined that the carrying value of the long-lived assets were not impaired.

Leases - Right-of-use assets for operating leases are measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Right-of-use assets for operating leases are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. We had one finance lease outstanding as of March 31, 2025 and 2024, respectively. See Note 14, Leases, for additional information.

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

Contract Liabilities - Contract liabilities are comprised of advance payments, billings in excess of revenues and deferred revenue amounts. These amounts are recorded as contract liabilities until such obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Such advances are not generally considered a significant financing component because they are utilized to pay for contract costs within a one-year period. Contract liability amounts are recognized as revenue once control over the underlying performance obligation has transferred to the customer.

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

The majority of the Company’s contracts have a single performance obligation and provide title to, or grant a security interest in, work-in-process to the customer. In addition, these contracts contain enforceable rights to payment, allowing the Company to recover both its cost and a reasonable margin on performance completed to date. The combination of these factors indicates that the customer controls the asset, and revenue is recognized as the asset is created or enhanced. The Company measures progress for performance obligations satisfied over time using input methods (e.g., costs incurred, resources consumed, labor hours expended, and time elapsed).

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of revenue, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period.

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

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of revenue in the consolidated statements of operations and are not considered a performance obligation to our customers.

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

	2025	2024
Salaries and related expenses	$2,485	$2,342
Professional fees	2,287	1,721
Other general and administrative	1,296	1,720
Due diligence advisory and legal fees related to acquisition termination	—	1,850
Stock based acquisition termination fee	419	1,117
Total Selling, general and administrative	$6,487	$8,750

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors, employees, and consultants. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $103 and $285 for the fiscal years ended March 31, 2025, and 2024, respectively. See Note 7 – Stock-based Compensation for additional disclosures related to stock-based compensation.

Net Loss per Share of Common Stock - Basic net loss per common share is computed by dividing net loss income by the weighted average number of shares outstanding during the year. Diluted net loss income per common share is calculated using net loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options calculated using the treasury stock method. See Note 6 – Capital Stock and Earnings per Share, for additional disclosures related to net loss per share.

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

We recognize accrued interest and penalties related to income tax liabilities in selling, general and administrative in our Consolidated Statements of Operations.

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The guidance in this update enhances segment reporting by expanding the breadth and frequency of segment disclosures required for public entities and allows registrants to disclose multiple measures of segment profit or loss. This update requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the Chief Operating Decision Maker, or CODM, and is included in the measure of segment profit or loss. This standard update is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The adoption of this ASU was done retrospectively on March 31, 2025 only effects the segment disclosures in the notes to the financial statements, and did not have a significant impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. The adoption of this amendment will only affect the disclosures in the notes to the financial statements. The Company will adopt this amendment in the first quarter of fiscal 2026.

In November 2024, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update, or “ASU”, 2024 - 03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of revenue, SG&A, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this update to determine the impact it may have on the disclosures to its consolidated financial statements.

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

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Year ended March 31, 2025	$33,599	$432	$34,031
Year ended March 31, 2024	$31,406	$185	$31,591

Revenue by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2025	$31,323	$2,708	$34,031
Year ended March 31, 2024	$30,413	$1,178	$31,591

As of March 31, 2025, the Company had $48,625 of remaining performance obligations, of which $42,834 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the fiscal years ended March 31:

	2025			2024
Customer	Amount		Percent	Amount		Percent
Customer A		$5,795	17%		$10,295	32%
Customer B		$3,327	10%		$3,320	10%
Customer C		$4,947	15%		$3,258	10%
Customer D	$	*	* %	$	*	* %
Customer E		$7,671	22%		$5,005	16%
Customer F		$5,003	15%	$	*	* %
*	Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue in either fiscal 2025 or fiscal 2024:

(dollars in thousands)	2025		2024
Revenue	Amount	Percent	Amount	Percent
Ranor	$15,576	46%	$15,628	49%
Stadco	$11,167	33%	$6,250	19%

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following for the fiscal years ended:

		Progress
Contract assets	Unbilled	Payments	Total
March 31, 2025	$26,059	$(10,472)	$9,587
March 31, 2024	$19,255	$(10,728)	$8,527

For the fiscal years ended March 31, 2025 and 2024, we recognized revenue of $2,104 and $1,195 related to our contract liabilities as of the opening balances on April 1, 2024 and 2023. Contract liabilities consist of the following for the fiscal years ended:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
March 31, 2025	$2,104	$18,720	$(19,784)	$1,040
March 31, 2024	$1,195	$13,574	$(12,665)	$2,104

NOTE 5 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The following table reflects income and loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended March 31:

	2025	2024
Loss before income taxes	$(2,750)	$(5,110)
Income tax (benefit) expense	(2)	1,932
Net loss	$(2,748)	$(7,042)

The components of the income tax provision consist of the following for the fiscal years ended March 31:

	2025	2024
Current:
Federal	$(1)	$—
State	(1)	1
Total Current	$(2)	$1
Deferred:
Federal	$—	$2,087
State	—	(156)
Total Deferred	$—	$1,931
Income tax (benefit) expense	$(2)	$1,932

Our fiscal 2025 and 2024 taxes were measured at the U.S. statutory income tax rate of 21%. A reconciliation between income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations follows for fiscal years ended March 31:

	2025	2024
U.S. statutory income tax	$(577)	$(1,073)
State income tax, net of federal benefit	159	(164)
Change in valuation allowance	410	3,141
Other	6	28
Income tax (benefit) expense	$(2)	$1,932
Effective tax rate*	0.07%	37.81%

Effective tax rate is calculated by dividing the income tax provision by loss before income taxes.

The following table summarizes the components of deferred income tax assets and liabilities at March 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$6,056	$6,302
Compensation	221	142
Stock based compensation awards	25	7
Operating leases	995	1,196
Other items not currently deductible	170	538
Total deferred tax assets	7,467	8,185
Valuation allowance	(5,722)	(5,312)
Net deferred tax assets	1,745	2,873
Deferred tax liabilities:
Depreciation	(782)	(1,563)
Operating leases	(963)	(1,157)
Contract accounting methods	—	(153)
Total deferred tax liabilities	(1,745)	(2,873)
Deferred taxes, net	$—	$—

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was $5,722 and $5,312 at March 31, 2025 and 2024, respectively. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

At March 31, 2025 we had federal net operating losses of $19,254 which begin to expire in 2034. The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. Also, U.S. tax laws may limit the time during which these loss carryforwards may be applied against future taxes. As such, certain pre-2021 Stadco net operating loss carryforwards available for TechPrecision’s consolidated tax group may be limited, including $9,900 of the total Stadco NOL carryforward available.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Tax years 2022 and forward remain open for examination.

NOTE 6 – CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 50,000,000 authorized shares of common stock on March 31, 2025 and 2024, respectively. There were 9,751,825 and 8,777,432 shares of common stock outstanding at March 31, 2025 and 2024, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges, and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2025 and 2024.

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

	March 31,	March 31,
	2025	2024
Basic and diluted EPS
Net loss	$(2,748)	$(7,042)
Weighted average shares – basic and diluted	9,459,164	8,717,160
Net loss per share	$(0.29)	$(0.81)

The following table depicts all potential common stock equivalents that have an anti-dilutive effect and are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share) for the fiscal years ended:

	March 31, 2025	March 31, 2024
Stock options	542,500	542,500
Warrants	711,083	25,000
Restricted stock	10,000	—

For a number of business reasons, we may enter into contracts that are indexed to and settled in its own stock, such as warrants. Contracts that require settlement in shares are equity instruments and measured at fair value. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified as equity. In connection with the sale of our common stock and warrants to purchase shares of our common stock in fiscal 2025 in a private placement, we recorded the sale of common stock and warrants as shareholder’s equity at a combined purchase price of $3.46. The portion of the proceeds received for the stock and warrant that are allocable to the warrant was accounted for as additional paid-in-capital. The allocation was based on the relative fair market values of the two securities at the time of issuance.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On March 31, 2025, there were 204,327 shares available for grant under the 2016 Plan.

The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at April 1, 2023	667,500	$1.37	$3,804,625	3.70
Exercised	(125,000)	0.68	$846,250	—
Outstanding at March 31, 2024	542,500	$1.53	$1,128,825	2.93
Outstanding at March 31, 2025	542,500	$1.53	$456,150	2.08
Vested or expected to vest at March 31, 2025	542,500	$1.53	$456,150	2.08
Exercisable and vested at March 31, 2025	542,500	$1.53	$456,150	2.08

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on March 31, 2025 and 2024. This amount changes based on the fair value of the Company’s common stock. At March 31, 2025, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at March 31, 2025 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	192,500	0.36	$0.32	192,500	$0.32
$2.00-$2.99	350,000	2.18	$2.19	350,000	$2.19
Totals	542,500			542,500

Common Stock Awards

On January 2, 2024, we granted 15,000 shares of the Company’s common stock pursuant to the 2016 Plan to a former chief financial officer in connection with his consulting services agreement, which shares were fully vested on the grant date. For the fiscal year ended March 31, 2024, stock-based compensation expense of $79 was measured at fair value on the date of grant.

Restricted Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to a former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the fiscal year ended March 31, 2025 and 2024 was $37 and $28, respectively. On March 31, 2025, there was $46 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next eighteen months.

On October 11, 2023, we granted a total of 25,000 shares of restricted common stock under the 2016 Plan to the board of directors. The stock-based compensation expense of $178 was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

On November 26, 2024, we issued 45,000 shares of restricted common stock to a former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 15,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of September 30, 2024. Fair value was measured on the date of grant, and total recognized compensation cost related to this award was $21. Employment with the Company ended in February 2025. As such, all the shares were canceled and returned to the pool of shares authorized for issuance under the 2016 stock option plan.

On January 24, 2025, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock shall vest and become nonforfeitable on December 19, 2025. During the period commencing on the grant date and ending on the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the common stock. The grantee must be serving as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period.

The total recognized stock-based compensation cost related to all restricted stock awards for the fiscal year ended March 31, 2025 and 2024 was $103 and $285, respectively.

NOTE 8 - CONCENTRATION OF RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

In the fiscal years ended March 31, 2025 and 2024, one supplier accounted for 27% and 20%, respectively, of our purchased material.

On March 31, 2025, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. On March 31, 2024, there were trade accounts receivable balances outstanding from two customers comprising 78% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable as of:

	March 31, 2025				March 31, 2024
Customer	Amount		Percent		Amount		Percent
A		$239	11%			$806	34%
B	$	*	*	%	$	*	*	%
C	$	*	*	%	$	*	*	%
D		$382	17%		$	*	*	%
E		$1,024	47%			$1,042	44%
F	$	*	*	%	$	*	*	%
*	less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	March 31, 2025	March 31, 2024
Prepaid insurance	$236	$337
Prepaid subscriptions	169	120
Prepaid taxes	25	27
Supplier advances	—	26
Deposits	30	20
Other	30	34
Total	$490	$564

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment included the following as of:	March 31, 2025	March 31, 2024
Land	$110	$110
Building and improvements	3,294	3,294
Machinery and equipment, furniture, and fixtures	26,605	25,591
Construction-in-progress	147	148
Total property, plant, and equipment	30,156	29,143
Less: accumulated depreciation	(16,365)	(14,345)
Total property, plant and equipment, net	$13,791	$14,798

In fiscal 2025 and 2024, we recorded depreciation expense of $2,087 and $1,746, respectively, in our cost of revenue. In fiscal 2025 and 2024, we recorded disposals with a book value of $1 and $23, respectively.

We capitalize interest on borrowings during active construction period for major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest for the years ended March 31, 2025 and 2024 was $1 and $18, respectively.

The Company also has an agreement to make additional equipment upgrades for a certain customer. We recognize new purchases as a fixed asset and billings for reimbursement from the customer as a contra-asset. Future depreciation of the asset will be offset directly by the amortization of the contra-asset on a net basis in the statement of operations. The amortization period will match the schedule of depreciation set forth under the fixed asset ledger.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	March 31, 2025	March 31, 2024
Accrued compensation	$1,346	$1,172
Provision for claims	236	517
Provision for contract losses	463	293
Accrued professional fees	521	459
Accrued project costs	1,009	560
Accrued breakup fee	—	1,117
Other	110	145
Total	$3,685	$4,263

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

Due to a change in certain conditions and events, it became probable that on March 31, 2024, the Company would not be able to close on the acquisition of Votaw Precision Technologies, Inc. and accrued a breakup fee of $1,117. On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1,536 for the breakup fee payment as set forth under the terms and conditions of the agreement. The additional $419 was based on the change in fair value of shares at the time of issuance was recorded in April 2024 and is included in selling, general and administrative in the consolidated statement of operations.

NOTE 12 – DEBT

Long-term debt included the following as of:	March 31, 2025	March 31, 2024
Stadco Term Loan, at 3.79% interest, due August 2028	$2,086	$2,647
Ranor Term Loan, at 6.05% interest, due December 2027	2,151	2,216
Ranor Revolver Loan, due August 2025	3,150	2,785
Stadco equipment financing, at 13.38% interest, due September 2026	37	—
Total debt	$7,424	$7,648
Less: debt issue costs unamortized	$68	$89
Total debt, net	$7,356	$7,559
Less: Current portion of long-term debt	$7,353	$7,559
Total long-term debt, net	$3	$—

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the Revolver Loan. In addition, Berkshire Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were used to refinance existing mortgage debt at Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from Berkshire Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

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

Unamortized debt issue costs on March 31, 2025 and 2024 were $18 and $30, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2,850, or the “Ranor Term Loan”. Payments began on January 20, 2017, and were made in monthly installments of $19 each, inclusive of interest at a fixed rate of 5.21% per annum, with all outstanding principal and accrued interest due and payable on the original maturity date, December 20, 2021.

Since December 20, 2021, Ranor and certain affiliates of the Company entered into eleven separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 to August 29, 2025.

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

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) makes certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds. Through May 20, 2024, Ranor utilized a revolving line of credit with, following certain modifications, a maximum principal amount available of $5,000. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5,000 or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

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

On September 4, 2024, December 19, 2024, and April 28, 2025, Ranor and the other borrowers entered into three additional amendments with Berkshire Bank, to extend the maturity date of the Revolver Loan to January 15, 2025, April 30, 2025, and August 29, 2025, respectively.

The Company agrees to pay to Berkshire Bank, as consideration for Berkshire Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $4,500, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Under the amended promissory note for the Revolver Loan, the Company pays interest at the Term SOFR-based rate.

Paid and accrued interest expense under the Revolver Loan during the fiscal year ended March 31, 2025 and 2024 was $197 and $171, respectively. The weighted average interest rate as of March 31, 2025 and 2024 was 7.47% and 7.60%, respectively. The weighted average amount outstanding during the fiscal year ended March 31, 2025 was $2,600. There was $3,150 outstanding under the Revolver Loan as of March 31, 2025. Unused borrowing capacity as of March 31, 2025 and 2024 was $1,256 and $539, respectively.

Unamortized debt issue costs at March 31, 2025 and 2024 were $50 and $59, respectively.

Berkshire Loan Covenants

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

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500. Compliance shall be tested annually.

On June 12, 2023, the Company and Berkshire Bank executed a waiver under which Berkshire Bank waived the Company’s noncompliance with the capital expenditure limit. The waiver document contains an agreement by the parties to exclude from the calculation of capital expenditures for purposes of the Loan Agreement during the year ending March 31, 2024 any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

The Company was not in compliance with the debt service and balance sheet leverage tests as of March 31, 2025 and 2024. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

Stadco Equipment Financing

Stadco entered into a two-year equipment financing agreement dated May 1, 2024 to purchase certain computer hardware for $65. On the last day of each month, Stadco will make monthly payments of $3, with all remaining outstanding amounts due and payable on April 30, 2026.

NOTE 13 - OTHER NONCURRENT LIABILITY

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company incurs construction costs, and we have received payments from the customer through fiscal 2024. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount was included in the Company’s consolidated balance sheets as a noncurrent liability. On March 31, 2025 and 2024, the sum total of $3,235 and $3,528 was included in other noncurrent liabilities for the program described above.

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during fiscal 2025. Advance payments from the customer accrue in the Company’s consolidated balance sheets as a noncurrent liability.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of March 31, 2025 and 2024 for $221 and $995, and $221 and $1,254, respectively.

NOTE 14 – LEASES

Stadco is a party to an amended building and property operating lease and recorded a right of use asset and liability of $6,629. Monthly base rent for the property is $83 per month. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

The following table lists our right-of-use assets and liabilities on our consolidated balance sheets at:

	March 31, 2025	March 31, 2024
Finance lease:
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	65	65
Amortization	(2,426)	(1,717)
Right of use asset, net	$4,268	$4,977
Lease liability – operating lease	$4,398	$5,125
Lease liability – finance leases	10	19
Total lease liability	$4,408	$5,144

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the year ended:	March 31, 2025	March 31, 2024
Operating lease amortization	$700	$668
Finance lease amortization	$9	$15
Finance lease interest	$—	$1

Weighted average lease term and discount rate at:	March 31, 2025	March 31, 2024
Lease term (years) – operating lease	5.25	6.25
Lease term (years) – finance lease	1.00	2.00
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	3.2%

Supplemental cash flow information related to leases for the year ended:	March 31, 2025	March 31, 2024
Cash used in operating activities	$939	$939
Cash used in financing activities	$9	$17

Maturities of lease liabilities on March 31, 2025 for the next five years and thereafter:

April 1, 2025 – March 31, 2026	$949
April 1, 2026 – March 31, 2027	939
April 1, 2027 – March 31, 2028	939
April 1, 2028 – March 31, 2029	939
April 1, 2029 – March 31, 2030	939
Thereafter	155
Total lease payments	$4,860
Less: imputed interest	452
Total	$4,408

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2025 for future executive salaries was $615.

Purchase Commitments

As of March 31, 2025, we had $4,690 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also have $10,475 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 13 – Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has two defined contribution and savings plans that cover substantially all employees who have completed 90 days of service. The Company contributed the following amounts to the plan during the fiscal years ended:

	March 31, 2025	March 31, 2024
Company contributions	$84	$86

Legal Proceeding

The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred, and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. We believe we have recorded adequate provisions for our litigation matters. We review and adjust these provisions quarterly to reflect the effect of negotiations, settlements, rulings, and advice.

On October 30, 2023, a former employee filed suit against Stadco asserting individual wage and hour claims, claims for age and disability discrimination under California law, and a collective action on behalf of all non-exempt Stadco employees pursuant to the California Private Attorneys General Act of 2004 (“PAGA”) [Cal. Lab. Code, ss. 2698, et seq.], to impose civil penalties for certain violations of the California Labor Code. Stadco has retained outside legal counsel to defend this action. The case was stayed and resolved in principle at mediation on June 26, 2024. The former employee’s individual claims were also resolved at mediation, and final settlement payment on the individual claims was due and paid in August 2024.

On October 8, 2024, the Los Angeles County (CA) Superior Court approved the settlement of the Plaintiff’s claim for imposition of civil penalties pursuant to the PAGA. Under the terms of the PAGA Settlement Agreement, the full PAGA settlement amount was paid by Stadco on December 12, 2024.

NOTE 16 – SEGMENT INFORMATION

The Company has two wholly owned subsidiaries, Ranor and Stadco, each a reportable segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All the Company’s operations, assets, and customers are located in the U.S. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense, aerospace and other precision industrial customers.

Our Chief Executive Officer, or CEO, is the Chief Operating Decision Maker, or CODM, and evaluates the performance of our segments based upon, among other things, segment revenue and operating profit. The operating profit metric is what the CODM uses in evaluating segment results of operations and the financial measure that provides insight into our overall performance and financial position.

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	March 31, 2025			March 31, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$18,165	$15,998	$34,163	$17,821	$14,567	$32,388
Intersegment elimination	—	(132)	(132)	(442)	(355)	(797)
Revenue, net	18,165	15,866	34,031	17,379	14,212	31,591
Cost of revenue	12,491	17,211	29,702	12,918	14,555	27,473
Selling, general, and administrative (1)(3)	2,545	3,298	5,843	2,260	3,125	5,385
Profit (loss) from operations	3,129	(4,643)	(1,514)	2,201	(3,468)	(1,267)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)	—	—	(225)	—	—	(398)
Costs related to terminated acquisition	—	—	(419)	—	—	(2,967)
Consolidated operating loss	—	—	(2,158)	—	—	(4,632)
Other income (expense), net	—	—	(51)	—	—	43
Interest expense	—	—	(541)	—	—	(521)
Consolidated loss before income taxes			$(2,750)			$(5,110)
Total assets	$11,781	$21,746	$33,527	$12,327	$22,420	$34,747
Property, plant and equipment, net	7,247	6,544	13,791	7,271	7,527	14,798
Depreciation and amortization	1,044	1,752	2,796	700	1,729	2,429
Capital expenditures	4,052	70	4,122	3,198	32	3,230
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.
(3)	Prior period data is restated to reflect changes in corporate and administrative expenses allocated to the segments.

NOTE 17 – SUBSEQUENT EVENTS

On April 28, 2025, Ranor and certain affiliates of the Company entered into the Eleventh Amendment to Amended and Restated Loan Agreement and Seventh Amendment to Second Amended and Restated Promissory Note, or the “Eleventh Amendment”, with Berkshire Bank. The Eleventh Amendment, among other things, extended the maturity date of the Revolver Loan from April 30, 2025 to August 29, 2025. (see Note 12 – Debt).

On July 4, 2025, the “One Big Beautiful Bill Act”, or the “Act”, was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal 2026.  These changes include provisions allowing accelerated tax deductions for qualified property, plant and equipment expenditures. We are in the process of evaluating the impact of the Act will have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of March 31, 2025, due to the material weaknesses described below.

Material Weaknesses

We identified five material weaknesses in our internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weaknesses:

1)	Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition.
2)	Tax accounting - in fiscal 2023 and fiscal 2024 we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. Because of this material weakness, in fiscal 2023, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K. These conditions also led to certain omissions in the assessment of the valuation allowance during the third and fourth quarter of fiscal 2024.
3)	Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenues and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2025.
4)	Accounting for impairment of long-lived assets - in the fourth quarter of fiscal 2025 we engaged a third-party specialist to perform an impairment test on the recoverability of long-lived assets triggered by a history of operating losses at Stadco. Because of our inability to close the Stadco books in a timely manner, extra time was required to complete certain tasks with respect to the impairment test, and we were not able to execute a timely management review of the valuation report. Because of this material weakness, we made a late journal entry to our general ledger which was subsequently reversed while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K. The demand on corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy accounting system and intensifies during the quarterly closings.
5)	Segregation of duties – Duties are logically divided among people and processes to mitigate risks and meet financial reporting objectives. Inadequate segregation of duties could result in misappropriation of assets or intentional misstatements in the financial statements. Management performs an annual assessment including planning, scoping, documentation, and testing of controls. As a result of the assessment, we discovered that in fiscal 2025, we operated for a brief period when our interim CFO/Controller assumed roles as a reviewer and journal entry preparer with access to the general ledger and other financial reporting programs and spreadsheets. These conditions were temporary and existed during a brief period as the Company transitioned to our new CFO on March 31, 2025.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses.

In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan to take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of fiscal 2025:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls as required. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw. In fiscal 2026, management will enhance its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions. We will document the required evidence that needs to be maintained (e.g., checklists, signatures) for each existing and new internal control, and communicate the requirements to key stakeholders. We will review and test our controls and procedures in fiscal 2026 before making a final validation on operating effectiveness.
2)	Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions, ensuring proper makeup and quarterly reviews of our deferred tax assets and liabilities and valuation allowance requirements. Management plans to review our controls and procedures for at least one more quarter in fiscal 2026 before making a final validation on operating effectiveness.
3)	Stadco accounting - For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we continue to transition the accounting function to the CFO office in Massachusetts, where expert and experienced personnel are in-place to execute a plan to a) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, b) improve the reliability of financial reporting, and c) ensure continued compliance with generally accepted accounting principles and applicable laws and regulations. We implemented these measures during fiscal 2024 and 2025, and we will monitor progress during fiscal 2026 as we facilitate remediation of the material weakness.
4)	Accounting for impairment of long-lived assets - We will continue to engage a third-party specialist with the requisite knowledge to perform all required testing in connection with the impairment of long-lived assets. This specialist worked with the Company on acquisition activities in connection with the Stadco purchase. We identified the late journal entry as a control gap, i.e., the controls design was effective but did not operate as designed. Management will develop and implement a formal policy with related procedures to supplement existing controls to ensure a timely evaluation of triggering events and changes in circumstances that may indicate an impairment of long-lived assets. We will review and test the process again during the next impairment testing date in FY 2026 before making a final validation on operating effectiveness.
5)	Segregation of duties – This conflict has been resolved with the hiring of a new CFO on March 31, 2025, as duties are properly segregated under the CFO and controller’s office. We will continue to assess scoping, documentation, and testing of controls under the financial reporting function during the next fiscal year before making a final validation on operating effectiveness.

Management believes that the above actions continue the process of remediation for the material weakness as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

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

Changes in Internal Control over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal year ended March 31, 2025 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information about our board of directors is provided below. Messrs. Renuart, Levy, Straus and Schenker currently serve as non-employee directors on our board. There are no family relationships between or among any director or executive officer of the Company.

Name	Age	Position
Victor E. Renuart Jr.(1)(3)	74	Chair of the Board
Robert D. Straus(2)(3)	54	Vice-Chair of the Board
Andrew A. Levy(1)(2)	78	Director
Walter M. Schenker(1)(3)	78	Director
Alexander Shen	63	Director; Chief Executive Officer
(l)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Victor Eugene Renuart Jr., Retired General, U.S. Air Force. Since November 2011, General Renuart has been the president and founder of The Renuart Group, LLC, a private consulting and project management firm focused on defense, homeland security, efficient energy use, and public-private partnership projects for domestic and international clients. Since January 2014, General Renuart has served on the board of directors and as a member of the finance committee of Griffon Corporation (GFF), a New York Stock Exchange listed company that engages in a wide range of industries including, consumer and professional products, home and building products, defense electronics and specialty plastic films. From August 2010 to January 2012, he served as the senior military advisor to the chief executive officer and vice president-national security of BAE Systems, Inc., a multinational defense, security, and aerospace company. General Renuart previously served as the commander of North American Aerospace Defense Command (NORAD) and United States Northern Command (NORTHCOM) from March 2007 to May 2010. During General Renuart’s tenure in the U.S. Air Force, he also served as a senior military assistant to the Secretary of Defense for Secretaries Donald Rumsfeld and Robert Gates; Director of Strategic Plans and Policy, The Joint Staff; Vice Commander, Pacific Air Forces; and Director of Operations, United States Central Command. In addition, General Renuart currently serves on the board of directors of Kymeta Corp., a private satellite systems manufacturer, Precision Aerospace Holdings, a private aerospace machining corporation, and previously served on the boards of various other private companies in the defense industry. General Renuart received a Bachelor of Science in Production and Industrial Management from Indiana University – Kelley School of Business as well as a Master of Arts in Psychology from Troy University. He also participated in several Air Force fellowship programs including at The US Army War College and The Johns Hopkins University.

General Renuart’s proven military, governmental and corporate leadership record, his extensive experience in multi-national strategic and operational planning, fiscal oversight of large organizations with annual multi-billion-dollar budgets as well as his public company and private company board of directors experience provide him with unique skills, insights and qualifications to serve as a member of the Company’s Board of Directors.

Robert D. Straus is an institutional portfolio manager with over 25 years of proven experience investing in and serving as an advisor to C-suite executives of public and private companies. His expertise includes evaluating business and capital allocation strategies as well as advising on executive compensation structure, strategic initiative analysis and corporate governance best practices. Since April 2015, Mr. Straus has served as a portfolio manager at Wynnefield Capital, Inc. (“WCI”) an investment firm specializing in small-cap publicly-traded companies. Since June 2017, Mr. Straus has served on the board of directors of Nature’s Sunshine Products, Inc. (NATR), a NASDAQ Global Market listed company engaged in the manufacturing and direct selling of nutritional and personal care products, where he serves as chairman of the board’s compensation committee and as a member of the board’s governance committee, as well as previously served as chairman of the board’s strategy committee and a member of the board’s audit committee and risk management committee. From January 2018 to October 2022, Mr. Straus served on the board of directors of S&W Seed Company (SANW), a NASDAQ Global Market listed company engaged in the breeding, production, and sale of high-quality seeds for farmers and agricultural producers worldwide, where he served as member of the board’s audit committee and M&A strategy committee. From March 2009 to March 2015, Mr. Straus was employed as a senior equity analyst at Gilford Securities Inc., a brokerage and investment banking firm that offered a range of financial services, including securities trading, investment banking, and advisory services. In addition, Mr. Straus continues to serve from time to time on the boards of various other private and non-profit companies. Mr. Straus received a Bachelor of Science in Business Administration from the University of Hartford – Barney School of Business and received a Master of Business Administration from Bentley University – McCallum Graduate School of Business.

Mr. Straus’ extensive investment, financial, capital allocation and strategic initiative analysis expertise, as well as his significant corporate governance experience serving as a director and board committee member of publicly traded companies provide him with unique skills, insights and qualifications to serve as a member of the Company’s Board of Directors.

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

The members of the Audit Committee are Mr. Schenker (Chair), Mr. Renuart and Mr. Levy. Our board of directors has determined that Messrs. Renuart, Levy and Schenker each satisfy the independence standards for the Audit Committee established by the applicable rules and regulations of the SEC and Nasdaq. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating our independent registered public accounting firm. The Audit Committee charter is posted and can be viewed in the “Corporate Governance” section of our website at www.techprecision.com.

d)	Audit Committee Financial Expert.

Our board of directors has determined that Mr. Schenker, who is the Chair of the Audit Committee, is an “audit committee financial expert” as that term is defined under the applicable rules and regulations of the SEC.

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

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy (the “Policy”) governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees, and the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. The Policy applies to directors, officers and employees of the Company and its subsidiaries. Among other things, the Policy prohibits trading in the Company’s securities if a director, officer or employee is aware of material non-public information (except for transactions pursuant to a written plan that has been adopted in conformity with Rule 10b5-1 under the Exchange Act and pre-cleared with the Company). These individuals are also prohibited from disclosing material non-public information about the Company to any other persons. The Policy also sets forth information with respect to restricted trading periods, pre-clearance procedures and Section 16 compliance. It also contains prohibitions on specific types of trading in the Company’s securities, including short sales, publicly traded options and hedging transactions, that are designed to mitigate or avoid risks associated with long-term ownership of the Company’s securities, as well as holding shares in margin accounts or pledging shares. The Company’s Policy is filed as an exhibit to this Annual Report on Form 10-K for the year ended March 31, 2025.

Item 11.    Executive Compensation

Summary Compensation Table

The Company’s executive officers during the course of the 2025 fiscal year, based on relevant SEC rules, are set forth below as information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our chief executive officer, or CEO, and our principal executive officer, or PEO, who also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company, (ii) Barbara Lilley, who served as our chief financial officer, or CFO, effective July 17, 2023 through September 19, 2024, and as Interim Chief Financial Officer, or Interim CFO, from March 7, 2025 to April 8, 2025, (iii) Richard Roomberg served as the Company’s CFO from September 19, 2024 until his resignation date effective February 14, 2025. Together, such individuals are referred to as our Named Executive Officers.

	Fiscal			Option	Stock	All Other
Name and Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Totals
Alexander Shen,(4)	2025	$334,423	$500	—	—	$2,844	$337,767
Chief Executive Officer	2024	$294,231	$500	—	—	$3,263	$297,994
Barbara Lilley,(5)	2025	$120,000	$500	—	—	$395	$120,895
Chief Financial Officer(2)	2024	$138,462	$500	—	—	—	$138,962
Richard Roomberg, CFO(3)	2025	$121,795	$25.500	—	—	—	$147,295
Phillip Podgorski, CFO(6)	2025	$—	$—	—	—	$—	$—
(1)	There were no option awards granted during fiscal 2024 and 2025.
(2)

On July 17, 2023, Barbara Lilley signed an employment agreement to serve as CFO following Thomas Sammons retirement from the Company, effective July 14, 2023. On September 19, 2024, Ms. Lilley stepped down as CFO of the Company and all other roles held with the Company and its subsidiaries effective on August 20, 2024, to become Controller of Ranor, Inc.

(3)

On September 19, 2024, the Company appointed Richard Roomberg to serve as Chief Financial Officer. On January 14, 2005, Mr. Roomberg announced his resignation from Company, effective as of February 14, 2025.

(4)	On February 14, 2025, the Company appointed Alexander Shen, Chief Executive Officer to serve as the interim principal financial officer and principal accounting officer until March 7, 2025.
(5)

On March 7, 2025, the Company appointed Ms. Lilley, the Controller of Ranor, Inc., one of the Company’s operating subsidiaries, to serve as Interim CFO, principal financial officer and principal accounting officer, until April 8, 2025.

(6)	On March 31, 2025, the Company announced the appointment of Phillip Podgorski as its new Chief Financial Officer, effective as of April 8, 2025.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Alexander Shen(1)	192,500	—	$0.32	August 11, 2025
Alexander Shen(2)	250,000	—	$2.00	December 26, 2026
(1)	Subject to Mr. Shen’s continuous employment with the Company through the applicable vesting date, options granted to Mr. Shen on August 12, 2015 vested in three equal annual installments with the first installment vesting on the grant date and the remaining installments vesting on each of the first and second anniversary of the grant date.
(2)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 83,334 options vested on the first anniversary of the grant date.

Employment Agreements

As of March 31, 2025, we had employment agreements with each of our Named Executive Officers.

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

Pursuant to the CEO Employment Agreement, Mr. Shen receives an annual base salary of $350,000, increased by the board of directors from $275,000, which may be increased from time to time by the board of directors, and was awarded a one-time grant of options to purchase 250,000 shares of our Common Stock, which vested in three equal amounts on the date of grant and each of the subsequent two anniversaries of the date of grant. The exercise price of the options is equal to the closing market price as of the grant date. Mr. Shen is also eligible for an annual cash performance bonus based upon our financial performance as determined by our board of directors and targeted at up to 75% of Mr. Shen’s annual base salary, which target was increased by the board of directors, from 60%. Mr. Shen is entitled to participate fully in our employee benefit plans and programs and is entitled to four weeks of vacation per year. Mr. Shen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Chief Executive Officer. Under the terms of the CEO Employment Agreement , and in connection with his relocation to Westminster, Massachusetts, Mr. Shen was also entitled to assistance with temporary living arrangements and a relocation allowance of $35,000 at the time of his relocation.

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

Barbara Lilley Employment Agreement

On July 17, 2023, we entered into an Employment Agreement with Barbara M. Lilley (the “Lilley Employment Agreement”), which became effective as of July 14, 2023, (the “Effective Date) and governed Ms. Lilley’s employment as our Chief Financial Officer. The Lilley Employment Agreement was terminated on September 19, 2024 after Ms. Lilley stepped down as the Company’s Chief Financial Officer. Ms. Lilley’s tenure as Interim CFO was not covered by the Lilley Employment Agreement or pursuant to any other agreement with the Company. Pursuant to the Lilley Employment Agreement, Ms. Lilley: (i) received an annual base salary of $200,000, (ii) received an award of restricted stock of 15,000 shares of our Common Stock pursuant to the TechPrecision Corporation 2016 Long-Term Incentive Plan, as amended (the “2016 Plan”), at fair market value measured on the grant date which provided that the Employee remains employed by the Company from the Effective Date through the applicable vesting dates, 5,000 of the Restricted Shares shall vest on each of the first, second, and third anniversaries of the Effective Date; provided that in the event of a Change in Control (as defined in the Plan) while the Employee is employed by the Company, all outstanding, unvested Restricted Shares shall become fully vested on the effective date of such Change in Control, subject to the terms and conditions of the Plan. For the avoidance of doubt, none of the Restricted Shares will vest following the end of the Employee’s employment with the Company.

If the CFO’s employment with the Company ceased for any reason, then the Company’s obligation to the Employee would be limited solely to the payment of accrued and unpaid base salary, and PTO, through the date of such cessation of employment, subject to appropriate offsets (as permitted by applicable law) for debts or money due to the Company, including without limitation personal loans to the Employee and travel advances. All compensation and benefits would cease at the time of such cessation of employment and, except as otherwise provided by COBRA, the Company would have no further liability or obligation by reason of such termination. The foregoing would not be construed to limit the Executive’s right to payment or reimbursement for claims incurred prior to the date of such termination under any insurance contract funding an employee benefit plan, policy or arrangement of the Company in accordance with the terms of such insurance contract.

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

In addition to the compensation and severance arrangements described above, the Lilley Employment Agreement contained customary provisions (i) prohibiting Ms. Lilley from divulging to third parties or using confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Ms. Lilley during the term of her employment with the Company are the sole property of the Company; and (iii) prohibiting Ms. Lilley from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one year anniversary of the termination of her employment.

Phillip Podgorski Employment Agreement

On March 31, 2025, the Company announced the appointment of Phillip E. Podgorski to serve as the Chief Financial Officer of the Company, effective April 9, 2025.

Mr. Podgorski, 59, was the Chief Financial Officer for the RTX Technology Research Center, or “RTRC”, a division of RTX Corporation, or “RTX”, a public aerospace and defense company, since 2013. While at RTX, he was responsible for all GAAP, SEC and government accounting and reporting related aspects for the RTRC. Mr. Podgorski was also responsible for strategic and scenario planning in collaboration with other stakeholders at RTX, including long-range plans and annual operating budgets. Mr. Podgorksi has an MBA and Bachelor of Science degree in Accounting from Western New England University.

Pursuant to the Employment Agreement, Mr. Podgorski will: (i) receive an annual base salary of $265,000, which shall be increased by $10,000 annually on each of the first two anniversaries of the Transition Date; (ii) receive a relocation bonus of $50,000 payable upon Mr. Podgorski relocating to a reasonable commuting distance from the Company’s headquarters, provided that such relocation is completed within six months of the Transition Date and he remains employed with the Company through the six months following the Transition Date, (iii) receive a guaranteed bonus of $60,000 subject to certain conditions of employment set forth in the Employment Agreement, and (iv) receive a grant in the amount of $180,000 of restricted shares of the Company’s common stock (based on the closing price of the Company’s stock on the Transition Date) pursuant to the TechPrecision Corporation 2016 Long-Term Incentive Plan, as amended, which shall vest in equal amounts annually for three years following the Transition Date. Under the Employment Agreement, Mr. Podgorski also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally.

In addition to the compensation arrangements described above, the Employment Agreement contains customary provisions (i) prohibiting Mr. Podgorski from using or divulging to third parties confidential information or trade secrets of the Company; (ii) confirming that all intellectual work products generated by Mr. Podgorski during the term of his employment with the Company are the sole property of the Company; and (iii) prohibiting Mr. Podgorski from competing against the Company, including by soliciting the Company’s employees or its current or prospective clients, until the one-year anniversary of the termination of his employment. The Employment Agreement has an indefinite term and each of Mr. Podgorski and the Company may terminate the Employment Agreement upon the giving of written notice.

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

As of March 31, 2025, 152 employees and four non-employee directors are eligible to participate in the 2016 Plan, and there were outstanding options granted under the 2016 Plan to purchase 542,500 shares of our Common Stock with a weighted-average exercise price of $1.53. This amount included options to purchase 442,500 shares of our Common Stock issued to our chief executive officer. As of March 31, 2025, the closing price of our Common Stock was $2.30 per share.

Additional Retirement Benefits

During fiscal 2025, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code and receive a matching Company contribution.

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

Board of Directors Compensation

Fees and Equity Awards for Non-Employee Directors

The annual fee structure for non-employee directors is as follows:

Fee Category	Fees
Non-employee directors	$24,000
Chair - Audit Committee	$7,500
Chairman of the Board	$20,000
Chair - Compensation or the Nominating and Governance Committee	$5,000

In addition, our board of directors has provided that each non-employee director is eligible for an annual grant of 12,500 options to purchase shares of our Common Stock or 12,500 shares of restricted stock, as determined by the board of directors, under the 2016 TechPrecision Equity Incentive Plan (the “2016 Plan”).

Director Compensation Table

The following table sets forth compensation paid to each director who served during the year ended March 31, 2025.

	Fees	Option	Stock
Name	Earned(1)	Awards(2)	Awards(3)	Totals
Andrew Levy	$24,000	$—	$—	$24,000
Robert A. Crisafulli	$23,000	$—	$—	$23,000
Richard S. McGowan	$27,000	$—	$—	$27,000
Walter M. Schenker	$26,500	$—	$—	$26,500
Eugene Renuart, Jr.	$14,917	$—	$—	$14,917
Robert Straus	$6,000	$—	$—	$6,000
(1)

The members of the board of directors earned all fees for serving on the board of directors during fiscal 2025. On December 19, 2024, the Company held its 2024 Annual Meeting of Stockholders and Mr. Renuart and Mr. Straus were elected to the board.

(2)	There were no options granted during fiscal 2025. The number of stock options outstanding, as of March 31, 2025, was 100,000 or 25,000 each for Mr. Levy, Mr. Schenker, Mr. Crisafulli and Mr. McGowan.
(3)

Represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 7 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. On January 24, 2025, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The restricted common stock shall vest and become nonforfeitable on December 19, 2025.

PAY VERSUS PERFORMANCE DISCLOSURE

The following table shows the past three fiscal years’ total compensation for our named executive officers as set forth in the Summary Compensation Table, the “compensation actually paid” to our named executive officers (as determined under SEC rules described in greater detail below), our total shareholder return (“TSR”), and our net income.

					Value of
					Initial
					Fixed $100
	Summary	Compensation	Summary	Compensation	Investment
	Compensation –	Actually Paid –	Compensation –	Actually Paid –	Based on	Net Income
Year	PEO(1)	PEO(3)	non-PEO NEO(2)	non-PEO NEO(3)	TSR	(Loss)
2025	$337,767	$337,767	$258,790	$258,790	$45	$(5,794,760)
2024	$297,994	$286,054	$518,986	$507,046	$71	$(7,042,172)
2023	$304,740	$312,540	$236,404	$244,204	$139	$(979,006)
2022	$356,331	$356,331	$282,193	$282,093	$133	$(349,834)
(1)	The PEO for each year presented was Alexander Shen.

(2)	The only non-PEO NEO for 2022 and 2023 was Thomas Sammons. In 2024, Thomas Sammons and Bobbie Lilley were each a non-PEO NEO. In 2025, Bobbie Lilley and Richard Roomberg were our non-PEO NEOs.
(3)

SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine “compensation actually paid” as reported in the Pay versus Performance Table. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a valuation calculated under applicable SEC rules. The following table details applicable adjustments.

			Equity Award Adjustments
					Change
					in value
					as of covered
				Include	year-end
				year-end	(compared to
			Deduct	equity	prior year-end)
			stock	value of awards	of equity
			awards	granted in	awards granted
			value as	covered year	prior to covered
		Summary	reported	and outstanding	year and
		Compensation	in SCT for	and unvested	outstanding and
		table total for	covered	as of covered	unvested as of
		covered year	year	year-end	covered year-end
Year	Executive(s)	($)	($)	($)	($)
2025	PEO	337,767	—	—	—
	Non-PEO NEO	258,790	(17,000)	17,000	—
2024	PEO	297,994	—	—	—
	Non-PEO NEO	518,986	(72,500)	36,100	(35,300)
2023	PEO	304,740	—	—	7,800
	Non-PEO NEO	236,404	—	—	7,800
2022	PEO	356,331	(17,000)	(16,900)	(100)
	Non-PEO NEO	282,193	(17,000)	(16,900)	(100)

Analysis of the Information Presented in the Pay Versus Performance Table

Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO(s), the average of Compensation Actually Paid to our Non-PEO NEO(s), and the Company’s net income (loss) over the period covering fiscal years 2022, 2023, 2024 and 2025.

PEO and Non-PEO NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO(s), the average of Compensation Actually Paid to our Non-PEO NEO(s), and the Company’s TSR over the period covering fiscal years 2022, 2023, 2024 and 2025.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no individuals or entities known by TechPrecision (through their Section 13 filings), excluding directors and Named Executive Officers, to own more than 5% of the outstanding Common Stock as of June 30, 2025.

The following table provides information as to shares of our Common Stock beneficially owned, as of June 30, 2025, by:

●	each of our current directors;
●	each Named Executive Officer; and
●	all current directors and executive officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our Common Stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock that may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of the measurement date, June 30, 2025. As of June 30, 2025, there were 9,777,536 shares of our Common Stock outstanding.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

	Shares of
Name	common stock	Percentage
Victor Renuart	*	*
Andrew A. Levy(1)	417,943	4.78%
Robert Straus	212,721	2.18%
Walter M. Schenker(2)	320,872	3.29%
Alexander Shen(3)	461,720	4.73%
Phillip Podgorski	*	*
All executive officers and directors as a group (six individuals)(4)	1,505,237	15.42%
*	Percentage of shares beneficially owned does not exceed one percent of the class.
(1)	Includes 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2025.
(2)

According to a Schedule 13D filed by Maz Partners LP (“MAZ Partners”), MAZ Capital Advisers, LLC (“MAZ Capital”) and Mr. Schenker on February 13, 2018, MAZ Partners, MAZ Capital and Mr. Schenker share voting and dispositive power over 300,902 shares of the Company’s common stock, which are included in this amount. Mr. Schenker is the sole managing member of MAZ Capital, which is the sole general partner of MAZ Partners. This amount also includes (a) 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2025 and (b) 14,500 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power.

(3)	Includes 442,500 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 30, 2025.
(4)	Includes 492,500 shares of Common Stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of June 30, 2025.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of March 31, 2024.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	542,500	$1.53	204,327

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

Director Independence

We evaluate the independence of our directors in accordance with the listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), the national securities exchange on which our common stock trades, and the regulations promulgated by the Securities and Exchange Commission (the “SEC’). Nasdaq’s rules require that a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Under Nasdaq rules, we are required to have a board of directors comprised of a majority of independent directors. Accordingly, after review of all relevant transactions and relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, our board of directors has determined that the following directors, which comprise a majority of the members of our board of directors, are independent directors within the meaning of the Nasdaq listing standards: Andrew A. Levy, Victor Renuart, Robert Straus, and Walter M. Schenker.

Item 14.    Principal Accountant Fees and Services

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended:

	March 31, 2025	March 31, 2024
Audit Fees	$569,666	$502,416
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$569,666	$502,416

Audit fees.   Audit fees represent fees for professional services performed by our independent registered public accounting firm for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.   Audit-related fees represent fees for assurance and related services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.

Tax fees.   There were no fees paid to our independent registered public accounting firm for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2025 and 2024.

All other fees.   There were no other fees paid to our independent registered public accounting firm for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2025 and 2024.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2025 and fiscal 2024 were pre-approved by the Audit Committee.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2025 and 2024

Consolidated Statements of Operations for the years ended March 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020	8-K	000-51378	October 20, 2020	2.1
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz	8-K	000-51378	February 3, 2021	10.2
2.3	Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative	8-K	000-51378	July 26, 2021	2.1
2.4*	Stock Purchase Agreement, dated November 22, 2023, by and between TechPrecision Corporation and Doerfer Corporation	8-K	001-41698	November 29, 2023	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of TechPrecision Corporation	8-K	000-51378	February 23, 2023	3.1
3.3	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.4	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.5	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

4.1	Description of Securities	10-K	001-41698	September 13, 2024	4.1
4.2	Form of Purchaser Warrant	8-K	001-41698	July 10, 2024	4.1
4.3	Form of Placement Agent Warrant	8-K	001-41698	July 10, 2024	4.2
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen	8-K	000-51378	December 28, 2016	10.3
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan	10-Q	000-51378	February 14, 2017	10.4
10.3†	First Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	000-51378	February 15, 2022	10.1
10.4†	2006 Long-term Incentive Plan, as restated effective November 22, 2010	10-Q	000-51378	February 14, 2011	10.2
10.5†	Form of Option Award Agreement for Directors	8-K	000-51378	June 17, 2013	10.1
10.6†	Form of Restricted Stock Award Agreement	8-K	000-51378	March 20, 2014	10.1
10.7†	Form of Restricted Stock Award	8-K	000-51378	December 10, 2018	10.1
10.8†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen	8-K	000-51378	November 20, 2014	10.1
10.10	Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank	8-K	000-51378	August 30, 2021	10.11
10.11	First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 20, 2021	10.1
10.12	Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note, dated as of March 18, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	March 21, 2022	10.1
10.13	Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note, dated as of June 16, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	June 23, 2022	10.1
10.14*	Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note, dated as of September 15, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	September 19, 2022	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.15*	Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 30, 2022	10.1
10.16*	Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2023, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	January 5, 2024	10.1
10.17	Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, effective as of March 20, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	April 9, 2024	10.1
10.18	Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, executed on May 28, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	June 3, 2024	10.1
10.19	Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, executed on September 4, 2024, and effective as of August 30, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	September 10, 2024	10.1
10.20	Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, executed on December 19, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	December 26, 2024	10.1
10.21	Eleventh Amendment to Amended and Restated Loan Agreement and Seventh Amendment to Second Amended and Restated Promissory Note, executed on April 28, 2025, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	May 1, 2025	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.22	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A.	8-K	000-51378	April 29, 2021	10.1
10.23	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.24	Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco	8-K	000-51378	August 30, 2021	10.1
10.25	Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landlord*	8-K	000-51378	August 30, 2021	10.2
10.26	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.27	Stock and Warrant Purchase Agreement, dated effective as of August 24, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC and Five Crowns Credit Partners, LLC*	8-K	000-51378	August 30, 2021	10.5
10.28	Warrant, issued as of August 25, 2021, by TechPrecision Corporation to Five Crowns Capital, LLC (incorporated herein by reference to Exhibit to our Current Report on, filed with the Commission on).	8-K	000-51378	August 30, 2021	10.6
10.29	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Douglas A. Paletz	8-K	000-51378	August 30, 2021	10.7
10.30	Debt Conversion Agreement, dated as of August 25, 2021, among TechPrecision Corporation, Stadco and Babak Parsi	8-K	000-51378	August 30, 2021	10.8
10.31	Debt Conversion Agreement, dated as of August 25 2021, among TechPrecision Corporation, Stadco and Vanguard Electronic Company	8-K	000-51378	August 30, 2021	10.9
10.32	Form of PIPE Agreement	8-K	000-51378	August 30, 2021	10.10
10.33#	Payment Agreement between Stadco and LADWP	8-K	000-51378	February 3, 2023	10.1
10.34†	Employment Agreement, dated July 17, 2023, between TechPrecision Corporation and Barbara M. Lilley.	8-K	001-41698	July 21, 2023	10.1
10.35*	Form of Securities Purchase Agreement between TechPrecision Corporation and the purchasers signatory thereto dated July 3, 2024	8-K	001-41698	July 10, 2024	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.36	Form of Placement Agent Agreement between the Company and Wellington Shields & Co. LLC dated July 3, 2024	8-K	001-41698	July 10, 2024	10.2
10.37†	Employment Agreement, dated September 19, 2024, between TechPrecision Corporation and Richard D. Roomberg	8-K	001-41698	September 23, 2024	10.1
10.38†	Employment Agreement, dated September 19, 2024, between TechPrecision Corporation and Richard D. Roomberg	8-K	001-41698	September 23, 2024	10.1
19.1	Insider Trading Policy	10-K	001-41698	September 13, 2024	19.1	X
21.1	Subsidiaries of the Registrant	10-K	001-41698	September 13, 2024	21.1	X
23.1	Consent of CBIZ CPAs PC					X
23.2	Consent of Marcum LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Clawback Policy	10-K	001-41698	September 13, 2024	21.1
101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2025 and 2024; (ii) the Consolidated Statements of Operations for the years ended March 31, 2025 and 2024; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024; and (v) the Notes to the Consolidated Financial Statements.

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

TechPrecision Corporation

July 30, 2025	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer, Director	July 30, 2025
Alexander Shen	(Principal Executive Officer)

/s/ Phillip E. Podgorski	Chief Financial Officer	July 30, 2025
Phillip E. Podgorski	(Principal Financial Officer)

/s/ Victor E. Renuart	Chairperson	July 30, 2025
Victor E. Renuart

/s/ Robert D. Straus	Director	July 30, 2025
Robert D. Straus

/s/ Andrew A. Levy	Director	July 30, 2025
Andrew A. Levy

/s/ Walter M. Schenker	Director	July 30, 2025
Walter M. Schenker