Form 10-Q
period 2025-06-30
TECHPRECISION CORP
filed 2025-08-21
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of August 13, 2025, was 9,952,950.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
(in thousands, except per share data)	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$143	$195
Accounts receivable, less allowances of $53 and $22, on June 30 and March 31, 2025	2,794	2,192
Contract assets	9,077	9,587
Raw materials	1,899	1,800
Work-in-process	1,320	1,082
Other current assets	405	490
Total current assets	15,638	15,346
Property, plant and equipment, net	12,296	13,791
Right of use asset, net	4,086	4,268
Other noncurrent assets	122	122
Total assets	$32,142	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,615	$2,437
Accrued expenses	3,688	3,685
Contract liabilities	1,962	1,040
Customer deposits	1,631	1,631
Current portion of long-term lease liability	776	770
Current portion of long-term debt, net	5,714	7,353
Total current liabilities	16,386	16,916
Long-term equipment financing	—	3
Long-term lease liability	3,443	3,638
Other noncurrent liability	4,101	4,230
Total liabilities	23,930	24,787
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: June 30, 2025 – 9,777,536 and 9,767,536, respectively. Shares issued and outstanding: March 31, 2025 – 9,761,825 and 9,751,825, respectively.	1	1
Additional paid in capital	18,954	18,885
Accumulated deficit	(10,743)	(10,146)
Total stockholders’ equity	8,212	8,740
Total liabilities and stockholders’ equity	$32,142	$33,527

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
(in thousands, except per share data)	2025	2024
Revenue	$7,379	$7,986
Cost of revenue	6,349	7,747
Gross profit	1,030	239
Selling, general and administrative	1,493	1,580
Loss from operations	(463)	(1,341)
Other income	1	13
Interest expense	(135)	(132)
Total other expense	(134)	(119)
Loss before income taxes	(597)	(1,460)
Income tax expense	—	—
Net loss	$(597)	$(1,460)
Net loss per share – basic and diluted	$(0.06)	$(0.16)
Weighted average number of shares outstanding – basic and diluted	9,757,846	8,983,970

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(in thousands, except per share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2024	8,777,432	$1	$15,201	$(7,399)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(1,460)	(1,460)
Balance June 30, 2024	9,097,432	$1	$16,746	$(8,859)	$7,888

Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740
Stock issued for exercised options	15,711	—	—	—	—
Stock-based compensation	—	—	69	—	69
Net loss	—	—	—	(597)	(597)
Balance June 30, 2025	9,777,536	$1	18,954	(10,743)	8,212

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(597)	$(1,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	701	694
Amortization of debt issue costs	29	17
Change in fair value of stock acquisition termination fee	—	419
Stock based compensation expense	69	9
Change in contract loss provision	(250)	160
Changes in operating assets and liabilities:
Accounts receivable	(602)	(1,168)
Contract assets	510	(233)
Work-in-process and raw materials	(337)	(417)
Other current assets	85	66
Accounts payable	178	2,209
Accrued expenses	67	(114)
Contract liabilities	922	(759)
Other noncurrent liabilities	(129)	684
Net cash provided by operating activities	646	107
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,250)	(201)
Reimbursements for purchases of property, plant and equipment	2,226	170
Net cash provided by (used in) investing activities	976	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(17)	(11)
Revolver loan borrowings	2,755	2,778
Revolver loan payments	(4,241)	(2,781)
Payments of principal for leases	(2)	(2)
Repayments of long-term debt	(169)	(154)
Net cash used in financing activities	(1,674)	(170)
Net decrease in cash and cash equivalents	(52)	(94)
Cash and cash equivalents, beginning of period	195	138
Cash and cash equivalents, end of period	$143	$44
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$110	$116

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, and WCH. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on July 30, 2025.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the three months ended June 30, 2025, we reported a net loss of $597.

As of June 30, 2025, we had $1,856 in total available liquidity, consisting of $1,949 in undrawn capacity under our revolver loan, $143 in cash and cash equivalents, and $236 of book overdrafts. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents, and $1,256 in undrawn capacity under our revolver loan. Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement as a result of the Company’s failure to satisfy certain debt covenants as of June 30, 2025 and March 31, 2025. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full. The lender could also stop honoring drawdowns under the revolver loan.

There was $5,741 and $7,387 outstanding under the Loan Agreement on June 30, 2025 and March 31, 2025. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, and compliance with debt covenants at subsequent measurement dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date of the condensed consolidated financial statements included in this Quraterly Report on Form 10-Q are issued.

The condensed consolidated financial statements for the three months ended June 30, 2025, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. As such, the Company adopted this update on April 1, 2025. This standard update will only impact the disclosures in the Income Taxes footnote.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities with a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update affect entities that apply the practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.

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

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Three months ended June 30, 2025	$7,379	$—	$7,379
Three months ended June 30, 2024	$7,800	$186	$7,986

Revenue by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2025	$6,685	$694	$7,379
Three months ended June 30, 2024	$7,492	$494	$7,986

As of June 30, 2025, the Company had $50,114 of remaining performance obligations, of which $44,051 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the three months ended June 30:

	2025			2024
Customer	Amount		Percent	Amount		Percent
Customer A		$1,126	15%		$1,762	22%
Customer B	$	*	* %		$992	13%
Customer C		$1,845	25%		$1,075	14%
Customer D	$	*	* %	$	*	* %
Customer E		$1,590	21%		$1,844	23%
Customer F		$711	10%		$879	11%

*Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue for the three months ended June 30:

(dollars in thousands)	2025		2024
Revenue	Amount	Percent	Amount	Percent
Ranor	$3,202	43%	$3,888	45%
Stadco	$2,070	28%	$2,664	26%

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following for the periods ended:

		Progress
Contract assets	Unbilled	Payments	Total
June 30, 2025	$26,760	$(17,683)	$9,077
March 31, 2025	$26,059	$(16,472)	$9,587

For the three months ended June 30, 2025 and 2024, we recognized revenue of $676 and $856 related to our contract liabilities as of the opening balances on April 1, 2025 and 2024. Contract liabilities consist of the following for the periods ended:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
June 30, 2025	$1,040	$20,669	$(19,747)	$1,962
March 31, 2025	$2,104	$18,720	$(19,784)	$1,040

NOTE 4 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

Our taxes are measured at the U.S. statutory income tax rate of 21%. For the three months ended June 30, 2025 and 2024, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $5,700 at June 30, 2025 and $5,722 at March 31, 2025. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal 2026. These changes include provisions allowing accelerated tax deductions for qualified property, plant and equipment expenditures. We are in the process of evaluating the Act and potential impact on our condensed consolidated financial statements.

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

	Three Months ended	Three Months ended
	June 30, 2025	June 30, 2024
Basic and diluted EPS
Net loss	$(597)	$(1,460)
Weighted average shares – basic and diluted	9,757,846	8,983,970
Net loss per share	$(0.06)	$(0.16)

The following table depicts all potential common stock equivalents that have an anti-dilutive effect and are excluded from the calculation of diluted EPS, i.e., those that increase income per share or decrease loss per share) for the periods ended:

	Three Months ended	Three Months ended
	June 30, 2025	June 30, 2024
Stock options	542,500	542,500
Warrants	711,083	25,000
Restricted stock	10,000	15,000

From time to time, we may enter into contracts that are indexed to and settled in our own stock, such as warrants. Contracts that require settlement in shares are equity instruments and measured at fair value. Subsequent changes in fair value are not recognized if the contracts continue to be classified as equity. In connection with the sale of our common stock and warrants to purchase shares of our common stock in fiscal 2025 in a private placement, we recorded the sale of common stock and warrants as shareholder’s equity at a combined purchase price of $3.46. The portion of the proceeds received for the stock and warrant that are allocable to the warrant was accounted for as additional paid-in-capital. The allocation was based on the relative fair market values of the two securities at the time of issuance.

NOTE 6 – STOCK-BASED COMPENSATION

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On June 30, 2025, there were 204,327 shares available for grant under the 2016 Plan.

The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2025	542,500	$1.53	$456,150	2.08
Exercised	(50,000)	0.67	$337,500	—
Outstanding at June 30, 2025	492,500	$1.41	$1,146,350	1.90
Vested or expected to vest at June 30, 2025	492,500	$1.41	$1,146,350	1.90
Exercisable and vested at June 30, 2025	492,500	$1.41	$1,146,350	1.90

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on June 30,2025 and March 31, 2025. This amount changes based on the fair value of the Company’s common stock. At June 30, 2025, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2025 is as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$0.01-$0.99	192,500	0.12	$0.32	192,500	$0.32
$2.00-$2.99	300,000	1.94	$2.11	300,000	$2.11
Totals	492,500			492,500

Restricted Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to our former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the three months ended June 30, 2025 and 2024 was $9 and $9, respectively. There is $37 of unrecognized compensation cost related to this award which is expected to be recognized over the next twelve months.

On January 24, 2025, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock shall vest and become nonforfeitable on December 19, 2025. During the period commencing on the grant date and ending on the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the common stock. The grantee must be serving as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense of $45 was recognized for the three months ended June 30, 2025, and there is $90 of unrecognized compensation cost which is expected to be recognized over the next six months.

Pursuant to the announcement of our newly appointed CFO on March 31, 2025, or the transition date, the Company agreed to grant in the amount of $180 of restricted shares of the Company’s common stock, or 78,261 shares, based on the stock closing price of $2.30 on the transition date. The fair value of $180 will be amortized ratably over a three-year vesting period, following the transition date. Stock-based compensation expense of $15 was recognized for the three months ended June 30, 2025, and there is $165 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next thirty-three months.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On June 30, 2025, there were trade accounts receivable balances outstanding from two customers comprising 67% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2025			March 31, 2025
Customer	Amount	Percent		Amount	Percent
A	$557	20%		$239	11%
B	*	*	%	*	*	%
C	*	*	%	*	*	%
D	*	*	%	382	17%
E	1,302	47%		1,024	47%
F	*	*	%	*	*	%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2025	March 31, 2025
Prepaid insurance	$210	$236
Prepaid subscriptions	125	169
Prepaid taxes	4	25
Supplier advances	29	—
Deposits	20	30
Other	17	30
Total	$405	$490

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of:	June 30, 2025	March 31, 2025
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	25,624	25,624
Equipment deposit, net	—	981
Construction-in-progress	147	147
Total property, plant, and equipment	29,175	30,156
Less: accumulated depreciation	(16,879)	(16,365)
Total property, plant and equipment, net	$12,296	$13,791

For the quarter ended June 30, 2025 and 2024, we recorded depreciation expense of $519 and $520, respectively.

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

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2025	March 31, 2025
Accrued compensation	$1,442	$1,346
Accrued project costs	1,077	1,009
Accrued professional fees	406	521
Provision for claims	236	236
Provision for contract losses	213	463
Book overdrafts	236	—
Other	78	110
Total	$3,688	$3,685

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 – DEBT

Long-term debt included the following as of:	June 30, 2025	March 31, 2025
Stadco Term Loan, at 3.79% interest, due August 2028	$1,943	$2,086
Ranor Term Loan, at 6.05% interest, due December 2027	2,134	2,151
Ranor Revolver Loan, due August 2025	1,664	3,150
Stadco equipment financing, at 13.38% interest, due April 2026	29	37
Total debt	$5,770	$7,424
Less: debt issue costs unamortized	$56	$68
Total debt, net	$5,714	$7,356
Less: Current portion of long-term debt	$5,714	$7,353
Total long-term debt, net	$—	$3

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

Since December 20, 2021, Ranor and certain affiliates of the Company entered into eleven separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and August 29, 2025, respectively.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from Berkshire Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on June 30, 2025 and March 31, 2025 were $16 and $18, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by Berkshire Bank in 2016 in the amount of $2,850, or the “Ranor Term Loan”. Payments are made in monthly installments of $17 each, inclusive of interest at a fixed rate of 6.05% per annum, with all outstanding principal and accrued interest due and payable on December 15, 2027.

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

Paid and accrued interest expense under the Revolver Loan during the three months ended June 30, 2025 and 2024 was $53 and $56, respectively. The weighted average interest rate as of June 30, 2025 and March 31, 2025 was 6.93% and 7.47%, respectively. The weighted average amount outstanding during the three months ended June 30, 2025 was $2,991. There was $1,664 outstanding under the Revolver Loan as of June 30, 2025. Unused borrowing capacity as of June 30, 2025 and March 31, 2025 was $1,949 and $1,256, respectively.

Unamortized debt issue costs on June 30, 2025 and March 31, 2025 were $40 and $50, respectively.

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

The Company was not in compliance with certain debt covenants as of June 30, 2025 and March 31, 2025. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

NOTE 12 - OTHER NONCURRENT LIABILITIES

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company’s incurs construction costs. All payments have been received under this contract. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount is included in the Company’s condensed consolidated balance sheets as a noncurrent liability.

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during fiscal 2025 and 2026. Advance payments from the customer accrue in the Company’s consolidated balance sheets as a noncurrent liability.

As of June 30, 2025, and March 31, 2025, a total of $3,161 and $3,235, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of June 30, 2025 and March 31, 2025 for $221 and $940, and $221 and $995, respectively.

NOTE 13 – LEASES

Stadco is a party to an amended building and property operating lease and a right of use asset. Monthly base rent for the property is $78 per month. The term of the lease will expire on June 30, 2030, and the lessee has no right of renewal beyond the expiration date. The lease contains customary default provisions allowing the landlord to terminate the lease if the lessee fails to remedy a breach of its obligations under the lease within the period specified in the lease, or upon certain events of bankruptcy or seizure or attachment of the lessee’s assets or interest in the lease. The lease also contains other customary provisions for real property leases of this type.

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	June 30, 2025	March 31, 2025
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	65	65
Amortization	(2,608)	(2,426)
Right of use assets net	$4,086	$4,268
Lease liability – operating lease	$4,212	$4,398
Lease liability – finance leases	7	10
Total lease liability	$4,219	$4,408

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2025	June 30, 2024
Operating lease amortization	$180	$172
Finance lease amortization	$2	$2
Finance lease interest	$—	$—

Weighted average lease term and discount rate at:	June 30, 2025	June 30, 2024
Lease term (years) – operating lease	5.00	6.00
Lease term (years) – finance lease	0.75	1.75
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	3.2%

Supplemental cash flow information related to leases for the three months ended:	June 30, 2025	June 30, 2024
Cash used in operating activities	$235	$235
Cash used in financing activities	$2	$2

Maturities of lease liabilities on June 30, 2025 for the next five years and thereafter:

July 1, 2025 – June 30, 2026	$946
July 1, 2026 – June 30, 2027	939
July 1, 2027 – June 30, 2028	939
July 1, 2028 – June 30, 2029	939
July 1, 2029 – June 30, 2030	860
Total lease payments	$4,623
Less: imputed interest	404
Total	$4,219

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2025 for future executive salaries was $615.

Purchase Commitments

As of June 30, 2025, we had $9,296 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also have $7,483 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 12-Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has a defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $17 and $21 for the three months ended June 30, 2025 and 2024, respectively.

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

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	June 30, 2025			June 30, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$4,297	$3,332	$7,629	$4,382	$3,604	$7,986
Intersegment elimination	(55)	(195)	(250)	—	—	—
Revenue, net	$4,242	$3,137	$7,379	$4,382	$3,604	$7,986
Cost of revenue	2,749	3,600	6,349	3,145	4,602	7,747
Selling, general, and administrative (1)(3)	652	735	1,387	453	671	1,124
Income (loss) from operations	841	(1,198)	(357)	784	(1,669)	(885)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(106)			(37)
Costs related to terminated acquisition			—			(419)
Consolidated operating loss			(463)			(1,341)
Other income (expense), net			1			13
Interest expense			(135)			(132)
Consolidated loss before income taxes			$(597)			$(1,460)
Depreciation and amortization	$259	$442	$701	$261	$433	$694
Capital expenditures	$1,250	—	$1,250	$201	—	$201
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.
(3)	Prior period data is restated to reflect changes in corporate and administrative expenses allocated to the segments.

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

All manufacturing at Stadco is performed in accordance with customer requirements. Stadco is an AS 9100 D and ISO 9001:2015 certificate holder and a NADCAP NonDestructive Testing certificate holder. Stadco is a US defense-centric company with over 95% of its revenue in the defense sector. Stadco is registered and compliant with ITAR.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no significant changes to our critical accounting policies during the three months ended June 30, 2025.

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

We evaluate the performance of our segments based upon, among other things, segment revenue, operating profit and loss, and certain key performance indicators. Segment operating profit excludes general corporate costs, which include executive and director compensation, stock-based compensation, certain retirement benefit costs, and other corporate facilities and administrative expenses not allocated to the segments.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Three Months Ended June 30, 2025 and 2024

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	June 30, 2025		June 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$4,297	58%	$4,382	55%	$(85)	(2)%
Stadco	3,332	45%	3,604	45%	(272)	(8)%
Intersegment elimination	(250)	(3)%	—	—%	(250)	nm %
Consolidated Revenue	$7,379	100%	$7,986	100%	$(607)	(8)%
Cost of revenue
Ranor	$2,804	39%	$3,145	39%	$(341)	(11)%
Stadco	3,795	52%	4,602	58%	(807)	(18)%
Intersegment elimination	(250)	(5)%	—	—%	(250)	nm %
Consolidated Cost of revenue	$6,349	86%	$7,747	97%	$(1,398)	(18)%
Gross profit
Ranor	$1,493	35%	$1,237	28%	$256	21%
Stadco	(463)	(14)%	(998)	(28)%	535	54%
Consolidated Gross profit	$1,030	14%	$239	3%	$791	331%

nm-not meaningful

Revenue

Consolidated – Revenue was $7,379 for the three months ended June 30, 2025, or 8% lower when compared to revenue of $7,986 for the three months ended June 30, 2024. Revenue decreased by less than 10% at both Ranor and Stadco. We realized more direct labor hours at both Ranor and Stadco on projects executed during the first quarter of fiscal 2026 as compared with the same period a year ago. However, because of improved throughput, gross profit and gross margin expanded in the first quarter.

Ranor – Revenue was $4,297 for the three months ended June 30, 2025, a decrease of $85 or 2% lower when compared to the same period a year ago, as our project mix changed for components manufactured for certain prime defense contractors. We realized 4% more direct labor hours during the first quarter of fiscal 2026 as compared with the same period a year ago.

The backlog for Ranor remains strong as new orders continue to flow to us from our existing customer base of prime defense contractors. The backlog at Ranor on June 30, 2025 and 2024 was $24,402 and $18,759, respectively.

Stadco – Revenue was $3,332 for the three months ended June 30, 2025, compared with revenue of $3,604 for the three months ended June 30, 2024, a decrease of $272, or 8%. We had a similar project mix for the comparable period as we made progress achieving a more predictable repeat business over time with our prime defense customers. Direct labor hours increased by 2% during the first quarter of fiscal 2026 as compared with the same period a year ago.

The backlog remains strong as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow to us from our existing customer base of prime defense contractors. Stadco’s backlog as of June 30, 2025 and June 30, 2024 was $25,712 and $22,406, respectively.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended June 30, 2025, was $6,349, or 18% lower when compared to the three months ended June 30, 2024. The decrease in cost of revenue was primarily the result of lower loss provisions at both Ranor and Stadco. As a result, gross profit increased by $791, or 331% when compared to the same period a year ago. Gross margin for the three months ended June 30, 2025 was 14.0% compared to 3.0% in the same period a year ago.

Ranor – Gross profit increased by $256 or 21% when compared to the same period a year ago. Cost of revenue decreased by $341 or 11%, when compared with the same period in the prior year, primarily driven by better overhead absorption and a reduction in the provision for losses.

Stadco – Gross profit was negative $463 for the three months ended June 30, 2025, as our losses decreased when compared to the same period a year ago. Cost of revenue decreased by $807 or 18%, primarily driven by a lower loss provision and a decrease in repairs and maintenance when compared with the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2025		June 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$652	9%	$453	6%	$199	44%
Stadco	735	10%	671	8%	64	9%
Corporate and unallocated	106	1%	456	6%	(350)	(77)%
Consolidated SG&A	$1,493	20%	$1,580	20%	$(87)	(6)%

Consolidated – Total selling, general and administrative expenses for the three months ended June 30, 2025, decreased by $87, or 6%, as lower corporate costs more than offset an increase in office costs as both Ranor and Stadco rationalize back-office support.

Ranor – SG&A expense increased by $199 primarily for compensation, benefits, payroll taxes and office costs.

Stadco – SG&A expense increased by $64 primarily for compensation, benefits, payroll taxes and office costs.

Corporate and unallocated – SG&A decreased by $350 primarily on the absence of that change in fair value in connection with the breakup fee for the terminated Votaw Precision Technologies, Inc. “Votaw” acquisition.

Operating (loss) income

	June 30, 2025		June 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$843	11%	$784	10%	$59	8%
Stadco	(1,200)	(16)%	(1,669)	(21)%	469	28%
Corporate and unallocated	(106)	(1)%	(456)	(6)%	350	77%
Operating loss	$(463)	(6)%	$(1,341)	(17)%	$878	66%

Consolidated – As a result of the foregoing, for the three months ended June 30, 2025, we reported an operating loss of $463, or $878 lower than the operating loss for the three months ended June 30, 2024. The change was primarily due to lower operating losses at Stadco and the absence of acquisition costs at corporate.

Ranor – Operating income and profit margins expanded on lower manufacturing costs and improved productivity.

Stadco – Operating loss narrowed as manufacturing costs decreased and productivity improved.

Corporate and unallocated – Operating loss decreased on the absence of a breakup fee in connection with the terminated Votaw acquisition which was evident in the three months ended June 30, 2024.

Other Income (Expense), net

The following table presents other income (expense) for the three months ended:

	June 30, 2025	June 30, 2024	$ Change	% Change
Other income	$1	$13	$(12)	(92)%
Interest expense	(112)	(115)	3	3%
Amortization of debt issue costs	(23)	(17)	(6)	(34)%

Interest expense decreased by $3 when compared with the same period a year ago, due primarily to lower levels of borrowings under the Revolver Loan and lower interest expense paid in connection with the term loans.

Amortization of debt issue costs for the three months ended June 30, 2025, was slightly higher when compared to three months ended June 30, 2024, due to higher issue costs in connection with the Revolver Loan renewals.

Other income, net, in the table above, for the three months ended June 30, 2024, includes a vendor rebate for approximately $11,000.

Income Tax expense

For the three months ended June 30, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at June 30, 2025 was approximately $5,700. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2025, we recorded a net loss of $597, or $0.06 per share basic and fully diluted, compared with a net loss of $1,460, or $0.16 per share basic and fully diluted for the three months ended June 30, 2024.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of June 30, 2025, we had $1,856 in total available liquidity, consisting of $1,949 in undrawn capacity under our Revolver Loan, $143 in cash and cash equivalents, and $236 of book overdrafts. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents and $1,256 in undrawn capacity under our Revolver Loan (as defined below). Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

There was $1,664 and $3,150 outstanding under the Revolver Loan on June 30, 2025 and March 31, 2025, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the three months ended June 30, 2025 and 2024, totaled $53 and $56, respectively. The weighted average interest rate on June 30, 2025 and March 31, 2025 was 6.93% and 7.47%, respectively. The weighted average amount outstanding during the three months ended June 30, 2025 was $2,991. Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. The table below presents selected liquidity and capital measures at the fiscal years ended:

	June 30,	March 31,	Change
(dollars in thousands)	2025	2025	Amount
Cash and cash equivalents	$143	$195	$(52)
Revolver loan – available borrowing capacity	$1,949	$1,256	$693
Working capital	$(748)	$(1,570)	$822
Total debt	$5,770	$7,424	$(1,654)
Total stockholders’ equity	$8,212	$8,740	$(528)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	June 30,	June 30,	Change
(dollars in thousands)	2025	2024	Amount
Operating activities	$646	$107	$539
Investing activities	976	(31)	1,007
Financing activities	(1,674)	(170)	(1,504)
Net decrease in cash	$(52)	$(94)	$42

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

Cash provided by operating activities for the three months ended June 30, 2025 and 2024 was $646 and $107, respectively. Our net loss adjusted by our non-cash adjustments used $48 of cash during the three months ended June 30, 2025, as compared to a use of cash of $161 to the same period a year ago. Working capital changes to our balance sheet provided $694 of cash during the three months ended June 30, 2025, as compared to $268 provided by during the same period a year ago.

Investing activities

For the three months ended June 30, 2025 and 2024, we invested $1,250 and $201, respectively, in new factory machinery and equipment. We were reimbursed during the three months ended June 30, 2025 and 2024 for $2,226 and $170, respectively, of certain purchases under a supplier development fund.

Financing activities

We drew down $2,755 under our Revolver Loan during the three months ended June 30, 2025, and repaid $4,241 during the same period. We also used $188 of cash to pay down debt principal, periodic lease payments, and debt issue costs to renew the Revolver Loan.

For the three months ended June 30, 2024, we drew down $2,778 under the Revolver Loan and repaid $2,781 during the same period. We also used $167 of cash to pay down debt principal, periodic lease payments, and debt issue costs to renew the Revolver Loan.

All of the above activity resulted in a net decrease in cash of $52 for the three months ended June 30, 2025 compared with a net decrease in cash of $94 for the three months ended June 30, 2024.

Berkshire Bank Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank (as amended to date, the “Loan Agreement”). Under the Loan Agreement, Berkshire Bank will continue to provide the Ranor Term Loan and the revolving line of credit, or the “Revolver Loan”. In addition, Berkshire Bank provided the Stadco Term Loan in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Since September 25, 2021 and on the 25th day of each month thereafter, Stadco has made monthly payments of principal and interest in the amount of $54 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%.

The interest rate on the Ranor Term Loan is 6.05%, the monthly payment on the Ranor Term Loan is $17 with benchmark SOFR-based pricing conventions.

Since December 20, 2021, Ranor and certain affiliates of the Company entered into eleven separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to, among other things, extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and August 29, 2025, respectively.

As a result of Borrowers’ failure to satisfy certain debt covenants as of June 30, 2025, as set forth in the Loan Agreement, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise.

There was $5,741 and $7,387 outstanding under the Loan Agreement on June 30, 2025 and March 31, 2025, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on June 30, 2025:

●	Our debt obligations, including fixed and variable-rate debt, totaled $5,770, and, because of current debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $9,296, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	We also have $7,483 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $4,212 for buildings through 2030, with approximately $900 due annually for each of the next five years.

There are no off-balance sheet arrangements as of June 30, 2025.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. Net loss was $597 and $1,460 for the three months ended June 30, 2025 and 2024, respectively. EBITDA, a non-GAAP financial measure, was negative for the three months ended June 30, 2024. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three months ended:

	June 30,	June 30,	Change
(Dollars in thousands)	2025	2024	Amount
Net loss	$(597)	$(1,460)	$863
Income tax benefit	—	—	—
Interest expense (1)	135	132	3
Depreciation and amortization	701	694	7
EBITDA	$239	$(634)	$873
(1)	Includes amortization of debt issue costs.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified five material weaknesses in our internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, for the fiscal year ended March 31, 2025, management identified the following material weaknesses:

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

Notwithstanding the material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Annual Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses.

In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan and take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of June 30, 2025:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls as required. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw. In fiscal 2026, management will enhance its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions. We will document the required evidence that needs to be maintained (e.g., checklists, signatures) for each existing and new internal control, and communicate the requirements to key stakeholders. We will review and test our controls and procedures in fiscal 2026 before making a final validation on operating effectiveness.
2)	Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions, ensuring proper makeup and quarterly reviews of our deferred tax assets and liabilities and valuation allowance requirements. Management plans to review our controls and procedures for at least one more quarter in fiscal 2026 before making a final validation on operating effectiveness.
3)	Stadco accounting - For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we continue to transition the accounting function to the CFO office in Massachusetts, where expert and experienced personnel are in-place to execute a plan to a) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, b) improve the reliability of financial reporting, and c) ensure continued compliance with generally accepted accounting principles and applicable laws and regulations. We implemented these measures during fiscal 2024 and 2025, and we will monitor progress during fiscal 2026 as we facilitate remediation of the material weakness.
4)	Accounting for impairment of long-lived assets - We will continue to engage a third-party specialist with the requisite knowledge to perform all required testing in connection with the impairment of long-lived assets. This specialist worked with the Company on acquisition activities in connection with the Stadco purchase. We identified the late journal entry as a control gap, i.e., the controls design was effective but did not operate as designed. Management will develop and implement a formal policy with related procedures to supplement existing controls to ensure a timely evaluation of triggering events and changes in circumstances that may indicate an impairment of long-lived assets. We will review and test the process again during the next impairment testing date in FY 2026 before making a final validation on operating effectiveness.
5)	Segregation of duties - This conflict has been resolved with the hiring of a new CFO on March 31, 2025, as duties are properly segregated under the CFO and controller’s office. We will continue to assess scoping, documentation, and testing of controls under the financial reporting function during the next fiscal year before making a final validation on operating effectiveness.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	000-51378	February 3, 2014	3.1
3.3	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.4	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
3.5	Second Amended and Restated By-laws of the Registrant	8-K	001-41698	August 14, 2025	3.1
10.1	Second Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	001-41698	August 14, 2025	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

August 21, 2025	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer