Form 10-Q
period 2025-09-30
TECHPRECISION CORP
filed 2025-11-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of November 7, 2025, was 10,012,950.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
(in thousands, except per share data)	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$220	$195
Accounts receivable, less allowances of $0 and $22, on September 30 and March 31, 2025	3,102	2,192
Contract assets	10,132	9,587
Raw materials	2,525	1,800
Work-in-process	1,197	1,082
Other current assets	552	490
Total current assets	17,728	15,346
Property, plant and equipment, net	12,091	13,791
Right of use asset, net	3,902	4,268
Other noncurrent assets	122	122
Total assets	$33,843	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,122	$2,437
Accrued expenses	3,268	3,685
Contract liabilities	1,442	1,040
Customer deposits	1,631	1,631
Current portion of long-term lease liability	782	770
Current portion of long-term debt, net	7,199	7,353
Total current liabilities	17,444	16,916
Long-term equipment financing	—	3
Long-term lease liability	3,246	3,638
Other noncurrent liability	4,046	4,230
Total liabilities	24,736	24,787
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: September 30, 2025 – 9,952,950 and 9,947,950, respectively. Shares issued and outstanding: March 31, 2025 – 9,761,825 and 9,751,825, respectively.	1	1
Additional paid in capital	19,024	18,885
Accumulated deficit	(9,918)	(10,146)
Total stockholders’ equity	9,107	8,740
Total liabilities and stockholders’ equity	$33,843	$33,527

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$9,086	$8,946	$16,465	$16,932
Cost of revenue	6,628	7,932	12,977	15,679
Gross profit	2,458	1,014	3,488	1,253
Selling, general and administrative	1,516	1,502	3,009	3,082
Income (loss) from operations	942	(488)	479	(1,829)
Other income	1	—	2	13
Interest expense	(118)	(113)	(253)	(245)
Total other expense	(117)	(113)	(251)	(232)
Income (loss) before income taxes	825	(601)	228	(2,061)
Income tax expense	—	—	—	—
Net income (loss)	$825	$(601)	$228	$(2,061)
Net income (loss) per share - basic and diluted	$0.08	$(0.06)	$0.02	$(0.22)
Weighted average shares outstanding – basic	9,874,627	9,568,660	9,816,556	9,279,967
Weighted average shares outstanding – diluted	10,155,565	9,568,660	10,029,167	9,279,967

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(in thousands, except per share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2024	8,777,432	$1	$15,201	$(7,399)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(1,460)	(1,460)
Balance June 30, 2024	9,097,432	1	16,746	(8,859)	7,888
Sale of stock and warrants, net	521,800	—	1,588	—	1,588
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(601)	(601)
Balance September 30, 2024	9,619,232	$1	$18,343	$(9,460)	$8,884

Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740
Stock issued for exercised options	15,711	—	—	—	—
Stock-based compensation	—	—	69	—	69
Net loss	—	—	—	(597)	(597)
Balance June 30, 2025	9,777,536	1	18,954	(10,743)	8,212
Stock issued for exercised options	175,414	—	—	—	—
Stock-based compensation	—	—	70	—	70
Net income	—	—	—	825	825
Balance September 30, 2025	9,952,950	1	19,024	(9,918)	9,107

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
(in thousands, except per share data)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$228	$(2,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,404	1,391
Amortization of debt issue costs	38	38
Change in fair value of stock acquisition termination fee	—	419
Stock based compensation expense	139	18
Change in contract loss provision	(136)	223
Changes in operating assets and liabilities:
Accounts receivable	(910)	(16)
Contract assets	(545)	(1,018)
Work-in-process and raw materials	(840)	(110)
Other current assets	(62)	105
Accounts payable	685	1,741
Accrued expenses	(655)	208
Contract liabilities	402	(1,271)
Other noncurrent liabilities	(184)	(92)
Net cash used in operating activities	(436)	(425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,245)	(1,622)
Reimbursements for purchases of property, plant and equipment	2,907	1,000
Net cash provided by (used in) investing activities	662	(622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	—	1,801
Private placement fees	—	(213)
Debt issue costs	(30)	(48)
Revolver loan borrowings	8,940	6,746
Revolver loan payments	(8,770)	(6,931)
Payments of principal for leases	(5)	(5)
Repayments of long-term debt	(336)	(309)
Net cash (used in) provided by financing activities	(201)	1,041
Net increase (decrease) in cash and cash equivalents	25	(6)
Cash and cash equivalents, beginning of period	195	138
Cash and cash equivalents, end of period	$220	$132
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$190	$207

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, and WCH. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the three and six months ended September 30, 2025, we reported net income of $825 and $228, respectively.

As of September 30, 2025, we had $1,400 in total available liquidity, consisting of $1,180 in undrawn capacity under our revolver loan, and $220 in cash and cash equivalents. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents, and $1,256 in undrawn capacity under our revolver loan. Our working capital was negative at March 31, 2025 because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement (as defined below) as a result of the Company’s failure to satisfy the balance sheet leverage covenant as of September 30, 2025 and March 31, 2025. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full. The lender could also stop honoring drawdowns under the revolver loan.

There was $7,235 and $7,387 outstanding under the Loan Agreement on September 30, 2025 and March 31, 2025. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities. On August 28, 2025, the Company entered into the Twelfth Amendment to Amended and Restated Loan Agreement and Eighth Amendment to Second Amended and Restated Promissory Note to extend the maturity date of the Revolver Loan (as defined below) from August 29, 2025 to January 16, 2026.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by January 16, 2026. The bank retains the right to act on covenant violations and is under no obligation to allow draws on the revolver through the expiration date. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, reduce operating costs to enhance liquidity.

The uncertainty associated with the recurring operating losses at Stadco, the revolver loan renewal, the need for alternative financing, and compliance with debt covenants at subsequent measurement dates raise substantial doubt about our ability to continue as a going concern for at least one-year after the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

The condensed consolidated financial statements for the six months ended September 30, 2025, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an input methodology based on estimated labor hours to measure performance progress. This model best depicts the transfer of control to the customer. The Company’s contract portfolio is comprised of fixed-price contracts and provide for product type revenue only.

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Three months ended September 30, 2025	$9,075	$11	$9,086
Three months ended September 30, 2024	$8,919	$27	$8,946
Six months ended September 30, 2025	$16,454	$11	$16,465
Six months ended September 30, 2024	$16,861	$71	$16,932

Revenue by contract type	Over-time	Point-in-time	Totals
Three months ended September 30, 2025	$8,659	$427	$9,086
Three months ended September 30, 2024	$8,532	$414	$8,946
Six months ended September 30, 2025	$15,344	$1,121	$16,465
Six months ended September 30, 2024	$15,861	$1,071	$16,932

As of September 30, 2025, the Company had $47,799 of remaining performance obligations, of which $42,523 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the periods ended:

	Three months ended			Three months ended		Six months ended			Six months ended
	September 30, 2025			September 30, 2024		September 30, 2025			September 30, 2024
Customer	Amount		Percent	Amount	Percent	Amount		Percent	Amount		Percent
A	$	*	* %	$1,601	18%		$1,790	11%		$3,362	20%
B		$905	10%	$898	10%	$	*	* %		$1,890	11%
C		$933	10%	$1,206	13%		$2,778	17%		$2,281	14%
D		$1,265	14%	$1,041	12%		$1,670	10%	$	*	* %
E		$1,561	17%	$1,395	16%		$3,151	19%		$3,341	19%
F	$	*	* %	$2,113	23%	$	*	* %		$2,992	18%

*Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue for the periods indicated:

	Three months ended		Three months ended		Six months ended		Six months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Segment	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Ranor	$1,838	20%	$4,393	49%	$4,578	28%	$8,281	49%
Stadco	$2,826	31%	$3,861	43%	$4,810	29%	$5,585	33%

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following as of:

		Progress
Contract assets	Unbilled	Payments	Total
September 30, 2025	$24,274	$(14,142)	$10,132
March 31, 2025	$26,059	$(16,472)	$9,587

For the six months ended September 30, 2025 and 2024, we recognized revenue of $807 and $2,056 related to our contract liabilities as of the opening balances on April 1, 2025 and 2024. Contract liabilities consist of the following as of:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
September 30, 2025	$1,040	$16,531	$(16,129)	$1,442
March 31, 2025	$2,104	$18,720	$(19,784)	$1,040

NOTE 4 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

Our taxes are measured at the U.S. statutory income tax rate of 21%. For the three and six months ended September 30, 2025, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $5,700 at September 30, 2025 and $5,722 at March 31, 2025. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact to the Company’s income tax expense and effective tax rate for the three and six months ended September 30, 2025 in connection with this legislation is not material.

NOTE 5 – EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options and restricted stock that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods indicated:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic and diluted EPS
Net income (loss)	$825	$(601)	$228	$(2,061)
Net income (loss) per share – basic and diluted	$0.08	$(0.06)	$0.02	$(0.22)
Weighted average shares – basic	9,874,627	9,568,660	9,816,556	9,279,967
Dilutive effect of stock options	280,938	—	212,611	—
Weighted average shares – diluted	10,155,565	9,568,660	10,029,167	9,279,967

The following table depicts all potential common stock equivalents that have an anti-dilutive effect were excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share), for the periods indicated:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	—	542,500	—	542,500
Warrants	711,083	566,783	711,083	566,783
Restricted stock	5,000	10,000	5,000	10,000

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

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted and unrestricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors, and consultants; and to provide those employees, directors, and consultants with an incentive for productivity, and an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 1,250,000. Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On September 30, 2025, there were 126,066 shares available for grant under the 2016 Plan.

The following table summarizes information about options exercised during the six months ended September 30, 2025:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2025	542,500	$1.53	$456,150	2.08
Exercised	(242,500)	1.89	$74,905	—
Outstanding at September 30, 2025	300,000	$2.11	$965,000	1.70
Vested or expected to vest at September 30, 2025	300,000	$2.11	$965,000	1.70
Exercisable and vested at September 30, 2025	300,000	$2.11	$965,000	1.70

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on September 30,2025 and March 31, 2025. This amount changes based on the fair value of the Company’s common stock. At September 30, 2025, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at September 30, 2025 is as follows:

Weighted
Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$2.00-$2.99	300,000	1.70	$2.11	300,000	$2.11

Restricted Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to our former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the three and six months ended September 30, 2025 was $9 and $19, and there is $18 of unrecognized compensation cost related to this award which is expected to be recognized over the next nine months.

On January 24, 2025, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock shall vest and become nonforfeitable on December 19, 2025. During the period commencing on the grant date and ending on the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the common stock. The grantee must be serving as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense of $45 and $90 was recognized for the three and six months ended September 30, 2025, respectively. There is $45 of unrecognized compensation cost which is expected to be recognized over the next three months.

Pursuant to the announcement of our newly appointed CFO on March 31, 2025, or the transition date, the Company agreed to grant in the amount of $180 of restricted shares of the Company’s common stock, or 78,261 shares, based on the stock closing price of $2.30 on the transition date. The fair value of $180 will be amortized ratably over a three-year vesting period, following the transition date. Stock-based compensation expense of $15 and $30 was recognized for the three and six months ended September 30, 2025, and there is $150 of remaining unrecognized compensation cost related to this award which is expected to be recognized over the next thirty months.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On September 30, 2025, there were trade accounts receivable balances outstanding from three customers comprising 87% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	September 30, 2025			March 31, 2025
Customer	Amount	Percent		Amount	Percent
A	$549	18%		$239	11%
B	*	*	%	*	*	%
C	*	*	%	*	*	%
D	857	28%		382	17%
E	1,263	41%		1,024	47%
F	*	*	%	*	*	%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	September 30, 2025	March 31, 2025
Prepaid insurance	$245	$236
Prepaid subscriptions	229	169
Prepaid taxes	4	25
Supplier advances	38	—
Deposits	20	30
Other	16	30
Total	$552	$490

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net included the following as of:	September 30, 2025	March 31, 2025
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	25,929	26,605
Construction-in-progress	147	147
Total property, plant, and equipment	29,480	30,156
Less: accumulated depreciation	(17,389)	(16,365)
Total property, plant and equipment, net	$12,091	$13,791

For the three and six months ended September 30, 2025 and 2024, we recorded depreciation expense of $518 and $1,037, and $520 and $1,040, respectively.

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

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	September 30, 2025	March 31, 2025
Accrued compensation	$1,587	$1,346
Accrued project costs	517	1,009
Accrued professional fees	560	521
Provision for claims	236	236
Provision for contract losses	327	463
Other	41	110
Total	$3,268	$3,685

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 – DEBT

Long-term debt included the following as of:	September 30, 2025	March 31, 2025
Stadco Term Loan, at 3.79% interest, due August 2028	$1,798	$2,086
Ranor Term Loan, at 6.05% interest, due December 2027	2,117	2,151
Ranor Revolver Loan, due January 2026	3,320	3,150
Stadco equipment financing, at 13.38% interest, due April 2026	24	37
Total debt	$7,259	$7,424
Less: debt issue costs unamortized	$60	$68
Total debt, net	$7,199	$7,356
Less: Current portion of long-term debt	$7,199	$7,353
Total long-term debt, net	$—	$3

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

Since December 20, 2021, Ranor and certain affiliates of the Company entered into twelve separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note that extended the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and January 16, 2026, respectively.

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

Unamortized debt issue costs on September 30, 2025 and March 31, 2025 were $14 and $18, respectively.

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

Paid and accrued interest expense under the Revolver Loan during the three and six months ended September 30, 2025 was $47 and $100, respectively. The weighted average interest rate as of September 30, 2025 and March 31, 2025 was 6.93% and 7.47%, respectively. The weighted average amount outstanding during the six months ended September 30, 2025 was $2,907. There was $3,320 outstanding under the Revolver Loan as of September 30, 2025. Unused borrowing capacity as of September 30, 2025 and March 31, 2025 was $1,180 and $1,256, respectively.

Unamortized debt issue costs on September 30, 2025 and March 31, 2025 were $46 and $50, respectively.

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

The Company was not in compliance with the balance sheet leverage covenant as of September 30, 2025 and March 31, 2025. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

As of September 30, 2025, and March 31, 2025, a total of $3,161 and $3,235, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of September 30, 2025 and March 31, 2025 for $221 and $885, and $221 and $995, respectively.

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

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	September 30, 2025	March 31, 2025
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	65	65
Amortization	(2,792)	(2,426)
Right of use assets net	$3,902	$4,268
Lease liability – operating lease	$4,023	$4,398
Lease liability – finance leases	5	10
Total lease liability	$4,028	$4,408

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the six months ended :	September 30, 2025	September 30, 2024
Operating lease amortization	$362	$346
Finance lease amortization	$5	$5
Finance lease interest	$—	$—

Weighted average lease term and discount rate at:	September 30, 2025	September 30, 2024
Lease term (years) – operating lease	4.75	5.75
Lease term (years) – finance lease	0.50	1.50
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	3.2%	3.2%

Supplemental cash flow information related to leases for the six months ended :	September 30, 2025	September 30, 2024
Cash used in operating activities	$469	$469
Cash used in financing activities	$5	$5

Maturities of lease liabilities on September 30, 2025 for the next five years:

October 1, 2025 – September 30, 2026	$944
October 1, 2026 – September 30, 2027	939
October 1, 2027 – September 30, 2028	939
October 1, 2028 – September 30, 2029	939
October 1, 2029 – September 30, 2030	625
Total lease payments	$4,386
Less: imputed interest	358
Total	$4,028

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at September 30, 2025 for future executive salaries was $615.

Purchase Commitments

As of September 30, 2025, we had $4,969 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also have $10,896 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 12-Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has a defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $15 and $36 for the three and six months ended September 30, 2025, and $21 and $42 for the three and six months ended September 30, 2024.

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

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$4,373	$4,819	$9,192	$4,790	$4,223	$9,013
Intersegment elimination	—	(106)	(106)	—	(67)	(67)
Revenue, net	$4,373	$4,713	$9,086	$4,790	$4,156	$8,946
Cost of revenue	2,165	4,463	6,628	3,205	4,727	7,932
Selling, general, and administrative (1)(3)	652	758	1,410	654	810	1,464
Income (loss) from operations	1,556	(508)	1,048	931	(1,381)	(450)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(106)			(38)
Costs related to terminated acquisition			—			—
Consolidated operating income (loss)			942			(488)
Other income (expense), net			1			—
Interest expense			(118)			(113)
Consolidated income (loss) before income taxes			$825			$(601)
Depreciation and amortization	$265	$438	$703	$257	$435	$692
Capital expenditures	$995	$—	$995	$1,421	$—	$1,421

	Six months ended September 30, 2025			Six months ended September 30, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$8,670	$8,151	$16,821	$9,172	$7,827	$16,999
Intersegment elimination	(55)	(301)	(356)	—	(67)	(67)
Revenue, net	$8,615	$7,850	$16,465	$9,172	$7,760	$16,932
Cost of revenue	4,914	8,063	12,977	6,350	9,329	15,679
Selling, general, and administrative (1)(3)	1,304	1,493	2,797	1,108	1,480	2,588
Income (loss) from operations	2,397	(1,706)	691	1,714	(3,049)	(1,335)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(212)			(75)
Costs related to terminated acquisition			—			(419)
Consolidated operating income (loss)			479			(1,829)
Other income (expense), net			2			13
Interest expense			(253)			(245)
Consolidated income (loss) before income taxes			$228			$(2,061)
Depreciation and amortization	$524	$880	$1,404	$523	$868	$1,391
Capital expenditures	$2,245	$—	$2,245	$1,622	$—	$1,622
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.
(3)	Prior period data is restated to reflect changes in corporate and administrative expenses allocated to the segments.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity, Capital Resources and Going Concern”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

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

Overview

We have two wholly owned subsidiaries that are each a reportable segment, Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no significant changes to our critical accounting policies during the three months ended September 30, 2025.

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

Three Months Ended September 30, 2025 and 2024

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

Three months ended:	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$4,373	48%	$4,790	54%	$(417)	(9)%
Stadco	4,819	53%	4,223	47%	596	14%
Intersegment elimination	(106)	(1)%	(67)	(1)%	(39)	(58)%
Consolidated Revenue	$9,086	100%	$8,946	100%	$140	2%
Cost of revenue
Ranor	$2,271	25%	$3,272	37%	$(1,001)	(31)%
Stadco	4,463	49%	4,727	53%	(264)	(6)%
Intersegment elimination	(106)	(1)%	(67)	(1)%	(39)	(58)%
Consolidated Cost of revenue	$6,628	73%	$7,932	89%	$(1,304)	(16)%
Gross profit
Ranor	$2,208	24%	$1,585	17%	$623	39%
Stadco	250	3%	(571)	(6)%	821	144%
Consolidated Gross profit	$2,458	27%	$1,014	11%	$1,444	143%

Revenue

Consolidated – Revenue was $9,086 for the three months ended September 30, 2025, an increase of $140 or 2% higher when compared with revenue for the three months ended September 30, 2024, primarily driven by a favorable project mix. Stadco revenue increased by 14% year-over-year which more than offset a 9% revenue decrease at Ranor.

Ranor – Revenue was $4,373 for the three months ended September 30, 2025, a decrease of $417 or 9% lower when compared with the same period a year ago. as our customer project mix has changed from the same prior year period. Revenue increased by $1,601 for work with certain defense customers, but decreased by $2,081 for all other defense customer projects, as project work shifted among our defense customers.

Stadco – Revenue was $4,819 for the three months ended September 30, 2025, an increase of $596 or 14% higher when compared with revenue for the three months ended September 30, 2024. The project mix for the current quarter included products with higher contract values and gross margins. Revenue increased by a total of $1,475 with almost all of our customers, but decreased by $879 for a single defense customer when compared with the same period a year ago.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended September 30, 2025, was $6,628 or 16% lower when compared to the three months ended September 30, 2024. The decrease in cost of revenue was primarily the result of a favorable project mix at both Ranor and Stadco. As a result, gross profit increased by $1,444, or 143% when compared to the same period a year ago. Gross margin for the three months ended September 30, 2025 was 27.0% compared to 11.0% in the same period a year ago.

Ranor – Gross profit increased by $623 or 39% when compared to the same period a year ago. Cost of revenue decreased by $1,001 or 31%, when compared with the same period in the prior year, as a favorable project mix in the fiscal 2026 second quarter included more projects than normal with higher gross margins.

Stadco – Gross profit was $250 for the three months ended September 30, 2025 an increase of $821 when compared with the same period a year ago. Cost of revenue decreased by $264 or 6%, as productivity was driven by continuing improvements in manufacturing, and lower loss provisions when compared with the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$652	7%	$654	8%	$(2)	nm %
Stadco	758	8%	810	9%	(52)	(6)%
Corporate and unallocated	106	1%	38	—%	68	179%
Consolidated SG&A	$1,516	16%	$1,502	17%	$14	1%

nm- not meaningful

Consolidated – Total selling, general and administrative expenses for the three months ended September 30, 2025, increased by $14, or 1%, as higher costs for compensation and benefits more than offset a decrease in advisory costs as we added staff to the back-office support.

Ranor – SG&A expense decreased by $2 as allocated lower advisory costs slightly offset higher costs for compensation, benefits, payroll taxes and office costs.

Stadco – SG&A expense decreased by $52 as allocated lower advisory costs more than offset higher allocated costs for compensation, benefits, payroll taxes and office costs.

Corporate and unallocated – SG&A increased by $68 primarily on an increase in stock-based compensation.

Operating income (loss)

	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,556	17%	$931	11%	$625	67%
Stadco	(508)	(6)%	(1,381)	(16)%	873	63%
Corporate and unallocated	(106)	(1)%	(38)	—%	(68)	(179)%
Operating income (loss)	$942	10%	$(488)	(5)%	$1,430	293%

Consolidated – As a result of the foregoing, for the three months ended September 30, 2025, we reported operating income of $942, compared with an operating loss of $488 for the three months ended September 30, 2024. The change was primarily due to lower operating losses at Stadco.

Ranor – Operating income increased on lower manufacturing costs and a favorable project mix.

Stadco – Operating loss narrowed on a favorable project mix as throughput improved and manufacturing costs decreased.

Corporate and unallocated – Operating loss increased primarily due to an increase in stock-based compensation.

Other income (expense), net

The following table presents other income (expense) for the three months ended:

	September 30, 2025	September 30, 2024	$ Change	% Change
Other income	$1	$—	$1	nm %
Interest expense	(103)	(92)	(11)	(12)%
Amortization of debt issue costs	(15)	(21)	6	29%

nm- not meaningful

Interest expense increased by $11 when compared with the same period a year ago, primarily due to higher levels of borrowings under the amended and restated loan agreement with Berkshire Bank, and the revolving line of credit, or the “Revolver Loan”, offset in part by lower interest expense paid in connection with the term loans.

Amortization of debt issue costs for the three months ended September 30, 2025 decreased when compared to three months ended September 30, 2024, due primarily to lower amortized issue costs in connection with revolver loan renewal.

Income Tax expense

For the three months ended September 30, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at September 30, 2025 was approximately $5,700. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Income (loss)

As a result of the foregoing, for the three months ended September 30, 2025, we recorded net income of $825, or $0.08 per share basic and fully diluted, compared with a net loss of $601, or $0.06 per share basic and fully diluted for the three months ended September 30, 2024.

Six Months Ended September 30, 2025 and 2024

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

Six months ended:	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$8,670	53%	$9,172	54%	$(502)	(5)%
Stadco	8,151	49%	7,827	46%	324	4%
Intersegment elimination	(356)	(2)%	(67)	—%	(289)	(431)%
Consolidated Revenue	$16,465	100%	$16,932	100%	$(467)	(3)%
Cost of revenue
Ranor	$5,215	32%	$6,417	38%	$(1,202)	(19)%
Stadco	8,118	49%	9,329	55%	(1,211)	(13)%
Intersegment elimination	(356)	(2)%	(67)	—%	(289)	(431)%
Consolidated Cost of revenue	$12,977	79%	$15,679	93%	$(2,702)	(17)%
Gross profit
Ranor	$3,701	22%	$2,822	16%	$879	31%
Stadco	(213)	(1)%	(1,569)	(9)%	1,356	86%
Consolidated Gross profit	$3,488	21%	$1,253	7%	$2,235	179%

Revenue

Consolidated – Revenue was $16,465 for the six months ended September 30, 2025, a decrease of $467 or 3% lower when compared to revenue for the six months ended September 30, 2024, on a favorable project mix at both Stadco and Ranor. Because of improved throughput at Stadco, gross profit and gross margin also expanded in the second quarter.

Ranor – Revenue was $8,670 for the six months ended September 30, 2025, a decrease of $502 or 5% lower when compared to the same period a year ago. Our rate of progress fulfilling obligations decreased in the second quarter, as our customer project mix has changed slightly from the same prior year period. Revenue increased due to work on new components for certain defense customers who were not part of the prior year six month project mix, and decreased year-over-year with the other remaining defense customers who were part of the project mix for both comparable reporting periods.

The backlog at Ranor on September 30, 2025 and 2024 was $25,018 and $21,714, respectively, as new orders continue to flow to us from our existing customer base of prime defense contractors.

Stadco – Revenue was $8,151 for the six months ended September 30, 2025, compared with revenue of $7,827 for the six months ended September 30, 2024, an increase of $324, or 4%. Revenue recognized on projects in the current year six month period included more projects with higher revenue and gross margin as compared with the project mix a year ago.

Stadco’s backlog as of September 30, 2025 and 2024 was $22,781 and $26,927, respectively, as new orders for components related to a variety of programs, including the U.S. Marine Corps heavy lift helicopter programs, continue to flow to us from our existing customer base of prime defense contractors.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the six months ended September 30, 2025, was $12,977, or 17% lower when compared to the six months ended September 30, 2024. The decrease in cost of revenue was primarily the result of a favorable project mix at both Ranor and Stadco. As a result, gross profit increased by $2,235, or 179% when compared to the same period a year ago. Gross margin for the six months ended September 30, 2025 was 21.0% compared to 7.0% in the same period a year ago.

Ranor – Gross profit increased by $879 or 31% when compared to the same period a year ago. Cost of revenue decreased by $1,202 or 19%, when compared with the same period in the prior year, as a favorable project mix resulted in a lower cost of goods sold when compared with the same period a year ago.

Stadco – Gross profit was negative $213 for the six months ended September 30, 2025, as our losses decreased significantly when compared to the same period a year ago. Cost of revenue decreased by $1,211 or 13%, as productivity with manufacturing continue to improve along with lower loss provisions and cost of goods sold.

Selling, General and Administrative (SG&A) Expenses

	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,304	8%	$1,108	6%	$196	18%
Stadco	1,493	9%	1,480	9%	13	1%
Corporate and unallocated	212	1%	494	3%	(282)	(57)%
Consolidated SG&A	$3,009	18%	$3,082	18%	$(73)	(2)%

Consolidated – Total selling, general and administrative expenses for the six months ended September 30, 2025, decreased by $73, or 2%, as an increase in allocated office costs were slightly offset by lower corporate and unallocated expenses.

Ranor – SG&A expense increased by $196 primarily for allocated compensation, benefits, payroll taxes and office costs, reflecting added staff to back-office support when compared with the same period a year ago.

Stadco – SG&A expense increased by $13 primarily for allocated compensation, benefits, payroll taxes and office costs. reflecting the added staff to back-office support when compared with the same period a year ago.

Corporate and unallocated – SG&A decreased primarily on the absence of that change in fair value ($419) in connection with the breakup fee for the terminated Votaw Precision Technologies, Inc. “Votaw” acquisition, offset in part by an increase of $137 in stock based compensation and board fees.

Operating income (loss)

	September 30, 2025		September 30, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$2,397	14%	$1,714	10%	$683	40%
Stadco	(1,706)	(10)%	(3,049)	(18)%	1,343	44%
Corporate and unallocated	(212)	(1)%	(494)	(3)%	282	57%
Operating income (loss)	$479	3%	$(1,829)	(11)%	$2,308	126%

Consolidated – As a result of the foregoing, for the six months ended September 30, 2025, we reported operating income of $479 compared with operating loss of $1,829 for the six months ended September 30, 2024. The change was primarily due to lower operating losses at Stadco and increased profitability at Ranor.

Ranor – Operating income and profit margins expanded on a lower manufacturing costs and improved productivity.

Stadco – Operating loss narrowed as manufacturing costs decreased on efficient throughput.

Corporate and unallocated – Operating loss decreased on the absence of that change in fair value ($419) in connection with the breakup fee for the terminated Votaw acquisition, offset in part by an increase of $137 in stock based compensation and board fees.

Other Income (Expense), net

The following table presents other income (expense) for the six months ended:

	September 30, 2025	September 30, 2024	$ Change	% Change
Other income	$2	$13	$(11)	(85)%
Interest expense	(215)	(207)	(8)	(3)%
Amortization of debt issue costs	(38)	(38)	—	—%

Interest expense increased by $8 when compared with the same period a year ago, due primarily to higher levels of borrowings under the Revolver Loan and lower interest expense paid in connection with the term loans.

Amortization of debt issue costs for the three months ended September 30, 2025 were unchanged as amortized higher issue costs in connection with the Revolver Loan renewals offset lower term loan issue costs amortization.

Other income, net, in the table above, for the three months ended September 30, 2024, includes a vendor rebate for approximately $11,000.

Income Tax expense

For the three months ended September 30, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at September 30, 2025 was approximately $5,700. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Income (loss)

As a result of the foregoing, for the six months ended September 30, 2025, we recorded net income of $228, or $0.02 per share basic and fully diluted, compared with a net loss of $2,061, or $0.22 per share basic and fully diluted for the six months ended September 30, 2024.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of September 30, 2025, we had $1,400 in total available liquidity, consisting of $1,180 in undrawn capacity under our Revolver Loan and $220 in cash and cash equivalents. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents and $1,256 in undrawn capacity under our Revolver Loan (as defined below). Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

There was $3,320 and $3,150 outstanding under the Revolver Loan on September 30, 2025 and March 31, 2025, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the six months ended September 30, 2025 and 2024, totaled $102 and $90, respectively. The weighted average interest rate on September 30, 2025 and March 31, 2025 was 6.93% and 7.47%, respectively. The weighted average amount outstanding during the six months ended September 30, 2025 was $2,907. Our working capital was negative on March 31, 2025 because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. The table below presents selected liquidity and capital measures at the fiscal years ended:

	September 30,	March 31,	Change
(dollars in thousands)	2025	2025	Amount
Cash and cash equivalents	$220	$195	$25
Revolver loan – available borrowing capacity	$1,180	$1,256	$(76)
Working capital	$284	$(1,570)	$1,854
Total debt	$7,259	$7,424	$(165)
Total stockholders’ equity	$9,107	$8,740	$367

The next table summarizes changes in cash by primary component in the cash flows statements for the six months ended:

	September 30,	September 30,	Change
(dollars in thousands)	2025	2024	Amount
Operating activities	$(436)	$(425)	$(11)
Investing activities	662	(622)	1,284
Financing activities	(201)	1,041	(1,242)
Net increase (decrease) in cash	$25	$(6)	$31

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

Cash used in operating activities for the six months ended September 30, 2025 and 2024 was $436 and $425, respectively. Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities for the six months ended September 30, 2025 and 2024 totaled $1,445 and $2,089, respectively. For the six months ended September 30, 2025 and 2024, we used $2,109 and $453 of cash, respectively, for changes in operating assets and liabilities.

Investing activities

For the six months ended September 30, 2025 and 2024, we invested $2,245 and $1,622, respectively, in new factory machinery and equipment. We were reimbursed for certain purchases under a supplier development fund during the six months ended September 30, 2025 and 2024 for $2,907 and $1,000, respectively.

Financing activities

We drew down $8,940 under our Revolver Loan during the six months ended September 30, 2025, and repaid $8,770 during the same period. We also used $371 of cash to pay down debt principal, periodic lease payments, and debt issue costs to renew the Revolver Loan.

For the six months ended September 30, 2024, we drew down $6,746 under the Revolver Loan and repaid $6,931 during the same period. We also used $362 of cash to pay down debt principal, periodic lease payments, and debt issue costs to renew the Revolver Loan.

On July 3, 2024, the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. Placement agent’s fees in connection with the offering totaled $213.

All of the above activity resulted in a net increase in cash of $25 for the six months ended September 30, 2025 compared with a net decrease in cash of $6 for the six months ended September 30, 2024.

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

Since December 20, 2021, Ranor and certain affiliates of the Company entered into twelve separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to, among other things, extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and January 16, 2026, respectively.

As a result of Borrowers’ failure to satisfy certain debt covenants as of September 30, 2025, as set forth in the Loan Agreement, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise.

There was $7,235 and $7,387 outstanding under the Loan Agreement on September 30, 2025 and March 31, 2025, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our Revolver Loan, or entering into alternative debt facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by January 16, 2026. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on September 30, 2025:

●	Our debt obligations, including fixed and variable-rate debt, totaled $7,235, and, because of current debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $4,969, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	We also have $10,896 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $4,381 for buildings through 2030, with approximately $939 due annually for each of the next four years, and $625 in year five.

There are no off-balance sheet arrangements as of September 30, 2025.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. For the three and six months ended September 30, 2025 and 2024, net income was $825 and $228, and net loss was $601 and $2,061, respectively. EBITDA, a non-GAAP financial measure, was positive for all periods reported except for the six months ended September 30, 2024. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the three and six months ended:

	Three Months ended September 30,			Six Months ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Net income (loss)	$825	$(601)	$1,426	$228	$(2,061)	$2,289
Income tax expense	—	—	—	—	—	—
Interest expense (1)	118	113	5	253	245	8
Depreciation and amortization	701	697	4	1,404	1,391	13
EBITDA	$1,644	$209	$1,435	$1,885	$(425)	$2,310
(1)	Includes amortization of debt issue costs.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified five material weaknesses in our internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, for the fiscal year ended March 31, 2025, management identified the following material weaknesses:

1)	Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition.

2)	Tax accounting - in fiscal 2023 and fiscal 2024 we did not maintain a sufficient complement of tax accounting personnel necessary to perform management review controls related to activities for extracting information to determine the valuation allowance at Stadco on a timely basis. Because of this material weakness, in fiscal 2023, we made a late or post-closing adjustment to our valuation allowance while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K. These conditions also led to certain omissions in the assessment of the valuation allowance during the third and fourth quarter of fiscal 2024.
3)	Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenues and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2025 and 2024.
4)	Accounting for impairment of long-lived assets - in the fourth quarter of fiscal 2025 we engaged a third-party specialist to perform an impairment test on the recoverability of long-lived assets triggered by a history of operating losses at Stadco. Because of our inability to close the Stadco books in a timely manner, extra time was required to complete certain tasks with respect to the impairment test, and we were not able to execute a timely management review of the valuation report. Because of this material weakness, we made a late journal entry to our general ledger which was subsequently reversed while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K. The demand on corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy accounting system and intensifies during the quarterly closings.
5)	Segregation of duties – Duties are logically divided among people and processes to mitigate risks and meet financial reporting objectives. Inadequate segregation of duties could result in misappropriation of assets or intentional misstatements in the financial statements. Management performs an annual assessment including planning, scoping, documentation, and testing of controls. As a result of the assessment, we discovered that in fiscal 2025, we operated for a brief period when our interim CFO/Controller assumed roles as a reviewer and journal entry preparer with access to the general ledger and other financial reporting programs and spreadsheets. These conditions were temporary and existed during a brief period as the Company transitioned to our new CFO on March 31, 2025.

Notwithstanding the material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Annual Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses. In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan and take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three months ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.3	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
3.4	Second Amended and Restated By-laws of the Registrant	8-K	001-41698	August 14, 2025	3.1
10.1	Twelfth Amendment to Amended and Restated Loan Agreement and Eighth Amendment to Second Amended and Restated Promissory Note, executed on August 28, 2025, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	August 29, 2025	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

November 13, 2025	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer