Form 10-Q
period 2025-12-31
TECHPRECISION CORP
filed 2026-02-17
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of February 11, 2026, was 10,011,332.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
(in thousands, except share and per share data)	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$50	$195
Accounts receivable, less allowances for credit losses of $0 and $53, on December 31 and March 31, 2025	2,656	2,192
Contract assets	11,420	9,587
Raw materials	1,935	1,800
Work-in-process	988	1,082
Other current assets	515	490
Total current assets	17,564	15,346
Property, plant and equipment, net	11,370	13,791
Right of use asset, net	3,740	4,268
Other noncurrent assets	122	122
Total assets	$32,796	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,246	$2,437
Accrued expenses	3,587	3,685
Contract liabilities	3,146	1,040
Customer deposits	1,631	1,631
Current portion of long-term lease liability	793	770
Current portion of long-term debt, net	6,650	7,353
Total current liabilities	18,053	16,916
Long-term equipment financing	—	3
Long-term lease liability	3,067	3,638
Other noncurrent liability	3,697	4,230
Total liabilities	24,817	24,787
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: December 31, 2025 – 10,011,332 and 10,006,332, respectively. Shares issued and outstanding: March 31, 2025 – 9,761,825 and 9,751,825, respectively.	1	1
Additional paid in capital	19,369	18,885
Accumulated deficit	(11,391)	(10,146)
Total stockholders’ equity	7,979	8,740
Total liabilities and stockholders’ equity	$32,796	$33,527

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$7,094	$7,622	$23,559	$24,554
Cost of revenue	6,713	6,631	19,690	22,310
Gross profit	381	991	3,869	2,244
Selling, general and administrative	1,733	1,687	4,742	4,769
Loss from operations	(1,352)	(696)	(873)	(2,525)
Other income	—	44	2	57
Interest expense	(121)	(147)	(374)	(392)
Total other expense, net	(121)	(103)	(372)	(335)
Loss before income taxes	(1,473)	(799)	(1,245)	(2,860)
Income tax expense	—	—	—	—
Net loss	$(1,473)	$(799)	$(1,245)	$(2,860)
Net loss per share - basic and diluted	$(0.15)	$(0.08)	$(0.13)	$(0.30)
Weighted average shares outstanding – basic and diluted	10,007,122	9,607,785	9,880,527	9,389,346

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2024	8,777,432	$1	$15,201	$(7,399)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(1,460)	(1,460)
Balance June 30, 2024	9,097,432	1	16,746	(8,859)	7,888
Sale of stock and warrants, net	521,800	—	1,588	—	1,588
Stock-based compensation	—	—	9	—	9
Net loss	—	—	—	(601)	(601)
Balance September 30, 2024	9,619,232	1	18,343	(9,460)	8,884
Restricted stock award	45,000	—	—	—	—
Stock-based compensation	—	—	22	—	22
Stock used for tax withholding	(1,707)	—	(6)	—	(6)
Net loss	—	—	—	(799)	(799)
Balance December 31, 2024	9,662,525	$1	$18,359	$(10,259)	$8,101

Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740
Stock issued for exercised options	15,711	—	—	—	—
Stock-based compensation	—	—	69	—	69
Net loss	—	—	—	(597)	(597)
Balance June 30, 2025	9,777,536	1	18,954	(10,743)	8,212
Stock issued for exercised options	175,414	—	—	—	—
Stock-based compensation	—	—	70	—	70
Net income	—	—	—	825	825
Balance September 30, 2025	9,952,950	1	19,024	(9,918)	9,107
Stock award issued	60,000	—	314	—	314
Stock-based compensation	—	—	69	—	69
Stock used for tax withholding	(1,618)	—	(38)	—	(38)
Net loss	—	—	—	(1,473)	(1,473)
Balance December 31, 2025	10,011,332	$1	$19,369	$(11,391)	$7,979

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,245)	$(2,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,098	2,093
Amortization of debt issue costs	56	67
Change in fair value of stock acquisition termination fee	—	419
Stock based compensation expense	522	40
Change in contract loss provision	110	186
Gain on disposal of fixed assets	—	1
Change in allowance for doubtful accounts	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	(411)	401
Contract assets	(1,833)	110
Work-in-process and raw materials	(41)	50
Other current assets	(25)	189
Accounts payable	(191)	425
Accrued expenses	(813)	(536)
Contract liabilities	2,106	(1,121)
Other noncurrent liabilities	(533)	(459)
Net cash used in operating activities	(253)	(995)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,255)	(2,796)
Reimbursements for purchases of property, plant and equipment	4,133	2,566
Net cash provided by (used in) investing activities	878	(230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	—	1,801
Private placement fees	—	(213)
Debt issue costs	(30)	(58)
Proceeds from equipment financing	—	65
Revolver loan borrowings	13,731	10,526
Revolver loan payments	(13,955)	(10,381)
Payments of principal for leases	(8)	(7)
Repayments of long-term debt	(508)	(481)
Net cash (used in) provided by financing activities	(770)	1,252
Net (decrease) increase in cash and cash equivalents	(145)	27
Cash and cash equivalents, beginning of period	195	138
Cash and cash equivalents, end of period	$50	$165
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest; net of amounts capitalized	$294	$324

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

(in thousands, except share and per share data)

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, and WCH. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended December 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Liquidity and Going Concern - Our liquidity is highly dependent on the availability of financing facilities and our ability to generate positive operating cash flow. For the three and nine months ended December 31, 2025, we reported net losses of $1,473 and $1,245, respectively.

As of December 31, 2025, we had $747 in total available liquidity, consisting of $697 in undrawn capacity under our revolver loan, and $50 in cash and cash equivalents. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents, and $1,256 in undrawn capacity under our revolver loan. Our working capital was negative at December 31, 2025 and March 31, 2025 because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement (as defined below) as a result of the Company’s failure to satisfy the balance sheet leverage covenant as of December 31, 2025. As of March 31, 2025, the Company failed to satisfy the debt service coverage ratio and balance sheet leverage covenant. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full. The lender could also stop honoring drawdowns under the revolver loan.

There was $6,677 and $7,387 outstanding under the Loan Agreement on December 31, 2025 and March 31, 2025. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the Bank (as defined below) retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities. On January 12, 2026, the Company entered into a Thirteenth Amendment to Amended and Restated Loan Agreement and Ninth Amendment to Second Amended and Restated Promissory Note to extend the maturity date of the Revolver Loan (as defined below) to May 15, 2026.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by May 15, 2026. The Bank retains the right to act on covenant violations and is under no obligation to allow draws on the revolver through the expiration date. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, reduce operating costs to enhance liquidity.

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

The condensed consolidated financial statements for the nine months ended December 31, 2025, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update, or “ASU”, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. As such, the Company adopted this update on April 1, 2025. This standard update will only impact the disclosures in the Income Taxes footnote.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB, issued ASU 2024 - 03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of revenue, SG&A, and research and development). The ASU does not change the expense captions an entity presents on the face of the statement of operations. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this update to determine the impact it may have on the disclosures to its condensed consolidated financial statements.

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

NOTE 3 - REVENUE

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

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Three months ended December 31, 2025	$6,684	$410	$7,094
Three months ended December 31, 2024	$7,440	$182	$7,622
Nine months ended December 31, 2025	$23,138	$421	$23,559
Nine months ended December 31, 2024	$24,324	$230	$24,554

Revenue by contract type	Over-time	Point-in-time	Totals
Three months ended December 31, 2025	$6,422	$672	$7,094
Three months ended December 31, 2024	$7,297	$325	$7,622
Nine months ended December 31, 2025	$21,766	$1,793	$23,559
Nine months ended December 31, 2024	$23,158	$1,396	$24,554

As of December 31, 2025, the Company had $45,962 of remaining performance obligations, of which $41,747 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the periods ended:

	Three months ended			Three months ended			Nine months ended			Nine months ended
	December 31, 2025			December 31, 2024			December 31, 2025			December 31, 2024
Customer	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent
A	$	*	* %		$1,109	15%		$2,319	10%		$4,465	18%
B		$993	14%		$794	10%	$	*	* %		$2,684	11%
C		$796	11%		$1,107	15%		$3,574	15%		$3,388	14%
D		$830	12%	$	*	* %		$2,500	11%	$	*	* %
E		$915	13%		$1,611	21%		$4,065	17%		$4,849	20%
F	$	*	* %		$1,673	22%	$	*	* %		$4,665	19%
G		$1,064	15%	$	*	* %	$	*	* %	$	*	* %

*Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue for the periods indicated:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
Segment	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Ranor	$2,853	40%	$3,857	51%	$5,933	25%	$12,138	50%
Stadco	$1,745	25%	$2,437	32%	$6,525	28%	$7,913	32%

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following as of:

		Progress
Contract assets	Unbilled	Payments	Total
December 31, 2025	$25,779	$(14,359)	$11,420
March 31, 2025	$26,059	$(16,472)	$9,587

For the nine months ended December 31, 2025 and 2024, we recognized revenue of $1,040 and $2,103 related to our contract liabilities as of the opening balances on April 1, 2025 and 2024. Contract liabilities consist of the following as of:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
December 31, 2025	$1,040	$19,552	$(17,446)	$3,146
March 31, 2025	$2,104	$18,720	$(19,784)	$1,040

NOTE 4 - INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

Our taxes are measured at the U.S. statutory income tax rate of 21%. For the three and nine months ended December 31, 2025, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction in the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $6,000 at December 31, 2025 and $5,722 at March 31, 2025. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact to the Company’s income tax expense and effective tax rate for the three and nine months ended December 31, 2025 in connection with this legislation is not material.

NOTE 5 - EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average number of shares outstanding. Diluted EPS also includes the effect of stock options, warrants and restricted stock that would be dilutive. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations for the periods indicated:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Basic and diluted EPS
Net loss	$(1,473)	$(799)	$(1,245)	$(2,860)
Net loss per share – basic and diluted	$(0.15)	$(0.08)	$(0.13)	$(0.30)
Weighted average shares – basic and diluted	10,007,122	9,607,785	9,880,527	9,389,346

The following table depicts all potential common stock equivalents that have an anti-dilutive effect and are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share), for the periods indicated:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Stock options	300,000	542,500	300,000	542,500
Warrants	711,083	566,783	711,083	566,783
Restricted stock	5,000	55,000	5,000	55,000

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

NOTE 6 - STOCK-BASED COMPENSATION

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On December 31, 2025, there were 126,066 shares available for grant under the 2016 Plan.

The following table summarizes information about options exercised during the nine months ended December 31, 2025:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2025	542,500	$1.53	$456,150	2.08
Exercised	(242,500)	1.89	$74,905	—
Outstanding at December 31, 2025	300,000	$2.11	$830,000	1.46
Vested or expected to vest at December 31, 2025	300,000	$2.11	$830,000	1.46
Exercisable and vested at December 31, 2025	300,000	$2.11	$830,000	1.46

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on December 31, 2025 and March 31, 2025. This amount changes based on the fair value of the Company’s common stock. At December 31, 2025, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at December 31, 2025 is as follows:

Weighted
Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$2.00-$2.99	300,000	1.46	$2.11	300,000	$2.11

Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to our former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the three and nine months ended December 31, 2025 was $9 and $28. There is $18 of unrecognized compensation cost related to this award which is expected to be recognized over the next six months.

On January 24, 2025, pursuant to the 2016 Equity Incentive Plan, the Company awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock vested and became nonforfeitable on December 19, 2025. During the period commencing on the grant date and ending on the vesting date, the grantee is not permitted to sell, transfer, pledge, assign or otherwise encumber the common stock. The grantee must be serving as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense of $45 and $135 was recognized for the three and nine months ended December 31, 2025, respectively.

Pursuant to the announcement of our newly appointed CFO on March 31, 2025, or the transition date, the Company agreed to grant in the amount of $180 restricted shares of the Company’s common stock, or 78,261 shares, based on the stock closing price of $2.30 on the transition date. The fair value of $180 will be amortized ratably over a three-year vesting period, following the transition date. Stock-based compensation expense of $15 and $45 was recognized for the three and nine months ended December 31, 2025. There is $135 of remaining unrecognized compensation cost under this award expected to be recognized over the next twenty-seven months.

On October 2, 2025, the Company issued 60,000 shares, in the aggregate, of common stock to certain non-employee directors as compensation awards for services rendered in fiscal 2025 pursuant to agreements with each of the recipients. The shares immediately vested on the issue date and were subsequently registered with the SEC. The effectiveness date for the registration was December 11, 2025. Fair value of $314 was measured on the date of issuance based on the number of shares vested and the quoted market price of the Company’s common stock.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On December 31, 2025, there were trade accounts receivable balances outstanding from three customers comprising 84% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	December 31, 2025			March 31, 2025
Customer	Amount	Percent		Amount	Percent
A	$282	11%		$239	11%
B	*	*	%	*	*	%
C	*	*	%	*	*	%
D	803	30%		382	17%
E	1,145	43%		1,024	47%
F	*	*	%	*	*	%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	December 31, 2025	March 31, 2025
Prepaid insurance	$179	$236
Prepaid subscriptions	196	169
Prepaid taxes	4	25
Supplier advances	99	—
Deposits	20	30
Other	17	30
Total	$515	$490

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net included the following as of:	December 31, 2025	March 31, 2025
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	25,713	26,605
Construction-in-progress	147	147
Total property, plant, and equipment	29,264	30,156
Less: accumulated depreciation	(17,894)	(16,365)
Total property, plant and equipment, net	$11,370	$13,791

For the three and nine months ended December 31, 2025 and 2024, we recorded depreciation expense of $514 and $1,551, and $525 and $1,565, respectively.

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

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	December 31, 2025	March 31, 2025
Accrued compensation	$1,161	$1,346
Accrued project costs	1,018	1,009
Accrued professional fees	441	521
Provision for claims	241	236
Provision for contract losses	573	463
Other	153	110
Total	$3,587	$3,685

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

Long-term debt included the following as of:	December 31, 2025	March 31, 2025
Stadco Term Loan, at 3.79% interest, due August 2028	$1,652	$2,086
Ranor Term Loan, at 6.05% interest, due December 2027	2,099	2,151
Ranor Revolver Loan, due January 2026	2,926	3,150
Stadco equipment financing, at 13.38% interest, due April 2026	15	37
Total debt	$6,692	$7,424
Less: debt issue costs unamortized	$42	$68
Total debt, net	$6,650	$7,356
Less: Current portion of long-term debt	$6,650	$7,353
Total long-term debt, net	$—	$3

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Beacon Bank & Trust, successor by merger to Berkshire Bank, or the “Bank”, will continue to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”. In addition, the Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Since December 20, 2021, Ranor and certain affiliates of the Company entered into thirteen separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note that extended the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and May 15, 2026, respectively.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from the Bank, or the “Stadco Term Loan”, under the Loan Agreement. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7 year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco has made and will continue to make monthly payments of principal and interest in the amount of $54, with all remaining outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on December 31, 2025 and March 31, 2025 were $11 and $18, respectively.

Ranor Term Loan and Revolver Loan

A term loan was made to Ranor by the Bank in 2016 in the amount of $2,850, or the “Ranor Term Loan”. Payments are made in monthly installments of $17 each, inclusive of interest at a fixed rate of 6.05% per annum, with all outstanding principal and accrued interest due and payable on December 15, 2027.

The Company agrees to pay the Bank, as consideration for the Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $4,500, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Under the amended promissory note for the Revolver Loan, the Company pays interest at the Term SOFR-based rate.

Paid and accrued interest expense under the Revolver Loan during the three and nine months ended December 31, 2025 was $51 and $151, respectively. The weighted average interest rate as of December 31, 2025 and March 31, 2025 was 6.82% and 7.47%, respectively. The weighted average amount outstanding during the nine months ended December 31, 2025 was $2,966. There was $2,926 outstanding under the Revolver Loan as of December 31, 2025. Unused borrowing capacity as of December 31, 2025 and March 31, 2025 was $697 and $1,256, respectively.

Unamortized debt issue costs on December 31, 2025 and March 31, 2025 were $31 and $50, respectively.

Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision to the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests will be measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at the Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

The Borrowers agree to cause their Balance Sheet Leverage to be less than or equal 2.50 to 1.00. For purposes of this covenant, “Balance Sheet Leverage” means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

The Borrowers agree to maintain a Loan-to-Value Ratio of not greater than 0.75 to 1.00. “Loan-to-Value Ratio” means the ratio of (a) the sum of the outstanding balance of the Ranor Term Loan and the Stadco Term Loan to (b) the fair market value of the property pledged as collateral for the loan, as determined by an appraisal obtained from time to time by the Bank, but not more frequently than one time during each 365 day period (provided that the Bank may obtain an appraisal at any time after either the Ranor Term Loan or the Stadco Term Loan has been accelerated), which appraisals shall be at the expense of the Borrowers.

The Company was not in compliance with the balance sheet leverage covenants as of December 31, 2025. As of March 31, 2025, the Company was not in compliance with the debt service ratio and the balance sheet leverage covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

As of December 31, 2025, and March 31, 2025, a total of $2,867 and $3,235, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, Stadco will make monthly installment payments on the unpaid balance beginning on December 15, 2022, in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s balance sheet as a current and noncurrent liability as of December 31, 2025 and March 31, 2025 for $221 and $830, and $221 and $995, respectively.

NOTE 13 - LEASES

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

On August 11, 2025, Ranor signed an agreement to lease a copier over a period of five-years. The equipment was placed in service on October 1, 2025 and annual lease payments total approximately $7.

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	December 31, 2025	March 31, 2025
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	92	65
Amortization	(2,981)	(2,426)
Right of use assets, net	$3,740	$4,268
Lease liability – operating lease	$3,832	$4,398
Lease liability – finance leases	28	10
Total lease liability	$3,860	$4,408

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the nine months ended:	December 31, 2025	December 31, 2024
Operating lease amortization	$547	$522
Finance lease amortization	$8	$6
Finance lease interest	$1	$—

Weighted average lease term and discount rate at:	December 31, 2025	December 31, 2024
Lease term (years) – operating lease	4.50	5.50
Lease term (years) – finance lease	4.36	1.25
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	7.5%	3.2%

Supplemental cash flow information related to leases for the nine months ended :	December 31, 2025	December 31, 2024
Cash used in operating activities	$704	$704
Cash used in financing activities	$8	$7

Maturities of lease liabilities on December 31, 2025 for the next five years:

January 1, 2026 – December 31, 2026	$948
January 1, 2027 – December 31, 2027	945
January 1, 2028 – December 31, 2028	945
January 1, 2029 – December 31, 2029	945
January 1, 2030 – December 31, 2030	397
Total lease payments	$4,180
Less: imputed interest	320
Total	$3,860

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at December 31, 2025 for future executive salaries was $615.

Purchase Commitments

As of December 31, 2025, we had $4,758 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also have $9,825 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 12-Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has a defined contribution and savings plan that covers substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $22 and $66 for the three and nine months ended December 31, 2025, and $21 and $63 for the three and nine months ended December 31, 2024.

NOTE 15 - SEGMENT INFORMATION

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

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	Three months ended December 31, 2025			Three months ended December 31, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$4,362	$2,984	$7,346	$4,310	$3,312	$7,622
Intersegment elimination	—	(252)	(252)	—	—	—
Revenue, net	$4,362	$2,732	$7,094	$4,310	$3,312	$7,622
Cost of revenue	2,815	3,898	6,713	2,798	3,833	6,631
Selling, general, and administrative (1)(3)	634	679	1,313	730	907	1,637
Income (loss) from operations	913	(1,845)	(932)	782	(1,428)	(646)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(420)			(50)
Consolidated operating loss			(1,352)			(696)
Other income (expense), net			—			44
Interest expense			(121)			(147)
Consolidated loss before income taxes			$(1,473)			$(799)
Depreciation and amortization	$261	$433	$694	$258	$444	$702
Capital expenditures	$1,010	$—	$1,010	$1,105	$69	$1,174

	Nine months ended December 31, 2025			Nine months ended December 31, 2024
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$13,032	$11,135	$24,167	$13,482	$11,139	$24,621
Intersegment elimination	(55)	(553)	(608)	—	(67)	(67)
Revenue, net	$12,977	$10,582	$23,559	$13,482	$11,072	$24,554
Cost of revenue	7,729	11,961	19,690	9,148	13,162	22,310
Selling, general, and administrative (1)(3)	1,938	2,172	4,110	1,838	2,387	4,225
Income (loss) from operations	3,310	(3,551)	(241)	2,496	(4,477)	(1,981)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(632)			(125)
Costs related to terminated acquisition			—			(419)
Consolidated operating loss			(873)			(2,525)
Other income (expense), net			2			57
Interest expense			(374)			(392)
Consolidated loss before income taxes			$(1,245)			$(2,860)
Depreciation and amortization	$785	$1,313	$2,098	$781	$1,312	$2,093
Capital expenditures	$3,255	$—	$3,255	$2,727	$69	$2,796
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.
(3)	Prior period data is restated to reflect changes in corporate and administrative expenses allocated to the segments.

NOTE 16 - SUBSEQUENT EVENT

As previously disclosed, on August 25, 2021, Ranor, Inc. along with certain affiliates of the Company entered into that certain Amended and Restated Loan Agreement with the Bank under which, among other things, the Bank provided a revolving line of credit loan to the Borrowers which currently has a maximum principal amount of $4,500,000. Under the Amended and Restated Loan Agreement and related loan documents, as further amended, the Revolver Loan had a maturity date of January 16, 2026. On January 12, 2026, Ranor and the other Borrowers entered into a Thirteenth Amendment to Amended and Restated Loan Agreement and Ninth Amendment to Second Amended and Restated Promissory Note with the Bank. The Amendment, among other things, extends the maturity date of the Revolver Loan from January 16, 2026 to May 15, 2026.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity, Capital Resources and Going Concern”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenue and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, conflicts in Eastern Europe and the Middle East, price inflation, increasing interest rates, and supply-chain inefficiencies;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;
●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions in our ability to operate our business due to our outstanding indebtedness;
●	government tariffs, regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates,
●	unexpected costs, charges or expenses resulting from the recently terminated Stock Purchase Agreement; and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

All manufacturing at Stadco is performed in accordance with customer requirements. Stadco is an AS 9100D and ISO 9001:2015 certificate holder and a NADCAP NonDestructive Testing certificate holder. Stadco is a U.S. defense-centric company with over 95% of its revenue in the defense sector. Stadco is registered and compliant with ITAR.

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

Recent Developments

Amendment to Amended and Restated Loan Agreement and to Second Amended and Restated Promissory Note

On January 12, 2026, Ranor and the other borrowers party thereto entered into a Thirteenth Amendment to Amended and Restated Loan Agreement and Eighth Amendment to Second Amended and Restated Promissory Note, or the “Thirteenth Admendment”, with Beacon Bank & Trust, successor by merger to Berkshire Bank, or the “Bank”. The Thirteenth Amendment, among other things, extends the maturity date of the Revolver Loan (as defined below) from January 16, 2026 to May 15, 2026.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no significant changes to our critical accounting policies during the three months ended December 31, 2025.

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

Three Months Ended December 31, 2025 and 2024

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

Three months ended:	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$4,362	62%	$4,310	57%	$52	1%
Stadco	2,984	42%	3,312	43%	(328)	(10)%
Intersegment elimination	(252)	(4)%	—	—%	(252)	nm %
Consolidated Revenue	$7,094	100%	$7,622	100%	$(528)	(7)%
Cost of revenue
Ranor	$3,067	43%	$2,798	37%	$269	10%
Stadco	3,898	55%	3,833	50%	65	2%
Intersegment elimination	(252)	(4)%	—	—%	(252)	nm %
Consolidated Cost of revenue	$6,713	94%	$6,631	87%	$82	1%
Gross profit
Ranor	$1,547	22%	$1,512	20%	$35	2%
Stadco	(1,166)	(16)%	(521)	(7)%	(645)	(124)%
Consolidated Gross profit	$381	6%	$991	13%	$(610)	(62)%

nm-not meaningful

Revenue

Consolidated – Revenue was $7,094 for the three months ended December 31, 2025, a decrease of $528 or 7% lower when compared with revenue for the three months ended December 31, 2024. Our rate of progress fulfilling obligations decreased at Stadco in the third quarter and resulted in a 10% year-over-year decline.

Ranor – Revenue was $4,362 for the three months ended December 31, 2025, an increase of $52 or 1% higher when compared with the same period a year ago on a favorable customer project mix as project work has shifted among our defense customers.

Stadco – Revenue was $2,984 for the three months ended December 31, 2025, a decrease of $328 or 10% lower when compared with the three months ended December 31, 2024. Under a changing project mix, our rate of progress fulfilling obligations decreased in the third quarter and dampened revenue recognition. A revenue decrease under our military space program was offset in part by an increase under our military aircraft program when compared with the same period a year ago.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended December 31, 2025, was $6,713 or 1% higher when compared to the three months ended December 31, 2024. The cost of revenue at Ranor and Stadco increased by 10% and 2%, respectively. As a result, gross profit decreased by $610, or 62% when compared to the same period a year ago. Gross margin for the three months ended December 31, 2025 was 6% compared to 13% in the same period a year ago.

Ranor – Cost of revenue increased by $269 or 10%, when compared with the same period in the prior year, but gross profit increased by $35 or 2% when compared to the same period a year ago. Gross margin expanded and the mix of favorable customer projects remains steady.

Stadco – Gross profit was negative $1,166 for the three months ended December 31, 2025 an increase of $645 when compared with the same period a year ago. Cost of revenue increased by $65 or 2%, as throughput was impacted by project changeovers and a smaller number of available workdays due to calendar year-end holidays. Also, there was an increase in certain loss provisions when compared with the same period a year ago.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$634	9%	$730	10%	$(96)	(13)%
Stadco	679	10%	907	12%	(228)	(25)%
Corporate and unallocated	420	6%	50	—%	370	740%
Consolidated SG&A	$1,733	25%	$1,687	22%	$46	3%

Consolidated – Total selling, general and administrative expenses for the three months ended December 31, 2025, increased by $46, or 3%, as an increase in stock-based compensation more than offset a decrease in outside advisory and office costs.

Ranor – SG&A expense decreased by $96 as lower allocated outside advisory and office costs more than offset an increase for compensation, benefits, and payroll taxes.

Stadco – SG&A expense decreased by $228 on lower allocated compensation, outside advisory and office costs.

Corporate and unallocated – SG&A increased by $370 primarily on a one-time stock-based compensation award for certain non-employee directors. Refer to Note 6 – Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.

Operating income (loss)

	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$913	13%	$782	10%	$131	17%
Stadco	(1,845)	(26)%	(1,428)	(19)%	(417)	(29)%
Corporate and unallocated	(420)	(6)%	(50)	—%	(370)	(740)%
Operating loss	$(1,352)	(19)%	$(696)	(9)%	$(656)	(94)%

Consolidated – As a result of the foregoing, for the three months ended December 31, 2025, we reported an operating loss of $1,352, compared with an operating loss of $696 for the three months ended December 31, 2024. The change was primarily due to higher operating losses at Stadco and an increase in stock-based compensation.

Ranor – Operating income increased on lower manufacturing costs and a favorable project mix.

Stadco – Operating loss increased on lower revenue, slower throughput and manufacturing costs that increased by 2%.

Corporate and unallocated – Operating loss increased primarily due to an increase in stock-based compensation.

Other income (expense)

The following table presents other income (expense) for the three months ended:

	December 31, 2025	December 31, 2024	$ Change	% Change
Other income, net	$—	$44	$(44)	(100)%
Interest expense	(104)	(118)	14	12%
Amortization of debt issue costs	(17)	(29)	12	41%

Interest expense decreased by $14 when compared with the same period a year ago, as lower interest expense was incurred in connection with the Ranor term loan and Stadco term loan (each as defined below) and borrowings under our revolving line of credit with the Bank, or the “Revolver Loan”.

Amortization of debt issue costs for the three months ended December 31, 2025 decreased by $12 when compared to three months ended December 31, 2024, due primarily to lower amortized issue costs in connection with revolver loan renewal.

Other income, net for the three months ended December 31, 2024 includes a $45 payment receipt for non - operating filming activities and other expense of $1.

Income Tax expense

For the three months ended December 31, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2025 was approximately $6,000. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net loss

As a result of the foregoing, for the three months ended December 31, 2025, we recorded a net loss of $1,473, or $0.15 per share basic and fully diluted, compared with a net loss of $799, or $0.08 per share basic and fully diluted for the three months ended December 31, 2024.

Nine Months Ended December 31, 2025 and 2024

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

Nine months ended:	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$13,032	55%	$13,482	55%	$(450)	(3)%
Stadco	11,135	47%	11,139	45%	(4)	—%
Intersegment elimination	(608)	(2)%	(67)	—%	(541)	(806)%
Consolidated Revenue	$23,559	100%	$24,554	100%	$(995)	(4)%
Cost of revenue
Ranor	$8,282	35%	$9,215	38%	$(933)	(10)%
Stadco	12,016	51%	13,162	54%	(1,146)	(9)%
Intersegment elimination	(608)	(2)%	(67)	—%	(541)	(807)%
Consolidated Cost of revenue	$19,690	84%	$22,310	92%	$(2,620)	(12)%
Gross profit
Ranor	$5,248	22%	$4,266	17%	$982	23%
Stadco	(1,379)	(6)%	(2,022)	(8)%	643	32%
Consolidated Gross profit	$3,869	16%	$2,244	9%	$1,625	72%

Revenue

Consolidated – Revenue was $23,559 for the nine months ended December 31, 2025, a decrease of $995 or 4% when compared to revenue for the nine months ended December 31, 2024. Project mix remains favorable at both Stadco and Ranor. Consolidated gross profit and gross margin expanded during the nine months ended December 31, 2025 when compared to the same period a year ago, but our rate of progress fulfilling obligations slowed in the third quarter and dampened revenue recognition at Stadco.

Ranor – Revenue was $13,032 for the nine months ended December 31, 2025, a decrease of $450 or 3% when compared to the same period a year ago. Our customer project mix remains favorable and has changed slightly from the same prior year period. Revenue increased due to work on new components for certain defense customers who were not part of the prior year nine month project mix, and decreased year-over-year with the other remaining defense customers who were part of the project mix for both comparable reporting periods.

The backlog at Ranor on December 31, 2025 was $22,755 as new orders continue to flow to us from our existing customer base of prime defense contractors.

Stadco – Revenue was $11,135 for the nine months ended December 31, 2025, compared with revenue of $11,139 for the nine months ended December 31, 2024, a decrease of $4. Revenue recognized on projects in the current fiscal year included more projects with higher revenue and gross margin when compared with the project mix a year ago.

Stadco’s backlog as of December 31, 2025 was $23,207 as new orders for components related to a variety of programs, including military aircraft, military helicopter, and military space programs, continue to flow to us from our existing customer base of prime defense contractors.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the nine months ended December 31, 2025, was $19,690, or 12% lower when compared to the nine months ended December 31, 2024. The decrease in cost of revenue was primarily the result of a favorable project mix at both Ranor and Stadco. As a result, gross profit increased by $1,625, or 72% when compared to the same period a year ago. Gross margin for the nine months ended December 31, 2025 was 16% compared to 9% in the same period a year ago.

Ranor – Gross profit increased by $982 or 23% when compared to the same period a year ago. Cost of revenue decreased by $933 or 10%, when compared with the same period in the prior year, as gross margin expanded under a favorable project mix.

Stadco – Gross profit was negative $1,379 for the nine months ended December 31, 2025, but our losses decreased by $643 when compared to the same period a year ago. Cost of revenue decreased by $1,145 or 9%, as we achieved productivity efficiencies with manufacturing during the nine months ended.

Selling, General and Administrative (SG&A) Expenses

	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$1,938	8%	$1,838	7%	$100	5%
Stadco	2,172	9%	2,387	10%	(215)	(9)%
Corporate and unallocated	632	3%	544	2%	88	16%
Consolidated SG&A	$4,742	20%	$4,769	19%	$(27)	(1)%

Consolidated – Total selling, general and administrative expenses for the nine months ended December 31, 2025, decreased by $27, or 1%, as a decrease in office costs more than offset an increase in compensation and benefits.

Ranor – SG&A expense increased by $100 primarily for allocated compensation, benefits, and payroll taxes, reflecting staff additions to back-office support when compared with the same period a year ago.

Stadco – SG&A expense decreased by $215 primarily on a decrease in allocated outside advisory costs, offset in part by an increase in allocated compensation, benefits, and payroll taxes.

Corporate and unallocated – SG&A increased year-over-year, primarily on an increase for stock-based compensation of $482 and board fees for $25. That increase was offset in part by a decrease for breakup fees related to that change in fair value ($419) in connection with the terminated Votaw Precision Technologies, Inc., the “Votaw” acquisition, in the nine months ended December 31, 2024.

Operating income (loss)

	December 31, 2025		December 31, 2024		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$3,310	14%	$2,496	10%	$814	33%
Stadco	(3,551)	(15)%	(4,477)	(18)%	926	21%
Corporate and unallocated	(632)	3%	(544)	(2)%	(88)	(16)%
Operating loss	$(873)	(4)%	$(2,525)	(10)%	$1,652	65%

Consolidated – As a result of the foregoing, for the nine months ended December 31, 2025, we reported an operating loss of $873 compared with operating loss of $2,525 for the nine months ended December 31, 2024. The change was primarily due to lower operating losses at Stadco and increased profitability at Ranor.

Ranor – Operating income and profit margins expanded on a lower manufacturing costs and improved productivity.

Stadco – Operating loss narrowed as manufacturing costs decreased on efficient throughput.

Corporate and unallocated – Operating loss decreased on that change in fair value ($419) in connection with the breakup fees for the terminated Votaw acquisition in fiscal 2025, offset in part by a total increase of $507 for stock based compensation and board fees.

Other Income (Expense)

The following table presents other income (expense) for the nine months ended:

	December 31, 2025	December 31, 2024	$ Change	% Change
Other income, net	$2	$57	$(55)	(96)%
Interest expense	$(318)	$(325)	$7	2%
Amortization of debt issue costs	$(56)	$(67)	$11	16%

Interest expense decreased by $7 when compared with the same period a year ago, as lower scheduled interest payments in connection with the Ranor Term Loan and the Stadco Term Loan more than offset an increase in interest expense under the Revolver Loan.

Amortization of debt issue costs for the nine months ended December 31, 2025 decreased by $11 for amortized issue costs in connection with both the Ranor Term Loan, the Stadco Term Loan and the Revolver Loan.

Other income for the nine months ended December 31, 2024, includes a $45 payment for non - operating filming activities, a vendor rebate for $11 and interest income.

Income Tax expense

For the nine months ended December 31, 2025, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at December 31, 2025 was approximately $6,000. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net loss

As a result of the foregoing, for the nine months ended December 31, 2025, we recorded a net loss of $1,245, or $0.13 per share basic and fully diluted, compared with a net loss of $2,860, or $0.30 per share basic and fully diluted for the nine months ended December 31, 2024.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of December 31, 2025, we had $747 in total available liquidity, consisting of $697 in undrawn capacity under our Revolver Loan and $50 in cash and cash equivalents. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and cash equivalents and $1,256 in undrawn capacity under our Revolver Loan. Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

There was $2,926 and $3,150 outstanding under the Revolver Loan on December 31, 2025 and March 31, 2025, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the nine months ended December 31, 2025 and 2024, totaled $153 and $146, respectively. The weighted average interest rate on December 31, 2025 and March 31, 2025 was 6.82% and 7.47%, respectively. The weighted average amount outstanding during the nine months ended December 31, 2025 was $2,966. Our working capital was negative on March 31, 2025 and December 31, 2025 because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet. The table below presents selected liquidity and capital measures at the fiscal years ended:

	December 31,	March 31,	Change
(dollars in thousands)	2025	2025	Amount
Cash and cash equivalents	$50	$195	$(145)
Revolver loan – available borrowing capacity	$697	$1,256	$(559)
Working capital	$(490)	$(1,570)	$1,080
Total debt	$6,692	$7,424	$(732)
Total stockholders’ equity	$7,979	$8,740	$(761)

The next table summarizes changes in cash by primary component in the cash flows statements for the nine months ended:

	December 31,	December 31,	Change
(dollars in thousands)	2025	2024	Amount
Operating activities	$(253)	$(995)	$742
Investing activities	878	(230)	1,108
Financing activities	(770)	1,252	(2,022)
Net (decrease) increase in cash	$(145)	$27	$(172)

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

Cash used in operating activities for the nine months ended December 31, 2025 and 2024 was $253 and $995, respectively. Non-cash adjustments to reconcile net loss to net cash used in operating activities for the nine months ended December 31, 2025 and 2024 totaled $2,732 and $2,806, respectively. For the nine months ended December 31, 2025 and 2024, we used $1,740 and $941 of cash, respectively, for changes in operating assets and liabilities.

Investing activities

For the nine months ended December 31, 2025 and 2024, we invested $3,255 and $2,796, respectively, in new factory machinery and equipment. We were reimbursed for certain purchases under a supplier development fund during the nine months ended December 31, 2025 and 2024 for $4,133 and $2,566, respectively.

Financing activities

We drew down $13,731 under our Revolver Loan during the nine months ended December 31, 2025, and repaid $13,955 during the same period. We also used $546 of cash to pay down debt principal, periodic lease payments, and debt issue costs to renew the Revolver Loan.

For the nine months ended December 31, 2024, we drew down $10,526 under the Revolver Loan and repaid $10,381 during the same period. We used $546 of cash to pay down debt principal, make periodic lease payments, and pay debt issue costs to renew the Revolver Loan. We also financed the purchase of certain equipment for $65.

On July 3, 2024, the Company sold 521,800 shares of the Company’s common stock, par value $0.0001 per share, and 521,800 common stock purchase warrants to purchase 521,800 shares of Common Stock in a private placement at an aggregate purchase price of $1,801. Placement agent’s fees in connection with the offering totaled $213.

All of the above activity resulted in a net decrease in cash of $145 for the nine months ended December 31, 2025 compared with a net increase in cash of $27 for the nine months ended December 31, 2024.

Bank Term Loans

On August 25, 2021, the Company entered into an amended and restated loan agreement with Berkshire Bank (as amended to date, the “Loan Agreement”). Under the Loan Agreement, the Bank will continue to provide the Ranor Term Loan and the Revolver Loan. In addition, the Bank provided a term loan to Stadco, the “Stadco Term Loan” in the original amount of $4,000. The proceeds of the original loan by the Bank to Ranor, the “Ranor Term Loan” of $2,850 were previously used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

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

Since December 20, 2021, Ranor and certain affiliates of the Company entered into thirteen separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to, among other things, extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and May 15, 2026, respectively.

As a result of Borrowers’ failure to satisfy certain debt covenants as of December 31, 2025 as set forth in the Loan Agreement, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise.

There was $6,677 and $7,387 outstanding under the Loan Agreement on December 31, 2025 and March 31, 2025, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our Revolver Loan, or entering into alternative debt facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by May 15, 2026. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on December 31, 2025:

●	Our debt obligations, including fixed and variable-rate debt, totaled $6,692, and, because of current debt covenant violations, are classified as current in the condensed consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $4,758, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.

●	We also have $9,825 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $4,146 for buildings through 2030, with approximately $939 due annually for each of the next four years, and $391 in year five.

There are no off-balance sheet arrangements as of December 31, 2025.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. For the three and nine months ended December 31, 2025 and 2024, net loss was $1,473 and $1,245, and $799 and $2,860, respectively. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended December 31,			Nine Months ended December 31,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Net loss	$(1,473)	$(799)	$(674)	$(1,245)	$(2,860)	$1,615
Interest expense (1)	121	147	(26)	374	392	(18)
Depreciation and amortization	694	703	(9)	2,098	2,093	5
EBITDA	$(658)	$51	$(709)	$1,227	$(375)	$1,602
(1)	Includes amortization of debt issue costs.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified five material weaknesses in our internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for our Annual Report on Form 10-K, for the fiscal year ended March 31, 2025, management identified the following material weaknesses that have not been remediated as of December 31, 2025:

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

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses. In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan and take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of December 31, 2025:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls as required. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the terminated Votaw acquisition. The specialist was hired primarily to assure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the acquisition of Votaw. In fiscal 2026, management will enhance its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions. We will document the required evidence that needs to be maintained for each existing and new internal control, and communicate the requirements to key stakeholders. We will review and test our controls and procedures before making a final validation on operating effectiveness.
2)	Tax accounting - Management’s plan required that it utilize a tax specialist with the requisite knowledge and resources to perform the required basic and detailed tax calculations so that all the parties can make a timely assessment of the Company’s tax provision. The Company engaged a new tax specialist in July 2023, and that tax specialist now prepares our interim and annual tax provisions, ensuring proper makeup and quarterly reviews of our deferred tax assets and liabilities and valuation allowance requirements. Management plans to review our controls and procedures for at least one more quarter in fiscal 2026 before making a final validation on operating effectiveness.

3)	Stadco accounting - For the fiscal year ended March 31, 2025, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we continue to transition the accounting function to the CFO office in Massachusetts, where expert and experienced personnel are in-place to execute a plan to a) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, b) improve the reliability of financial reporting, and c) ensure continued compliance with generally accepted accounting principles and applicable laws and regulations. We implemented these measures during fiscal 2024 and 2025, and we will monitor progress during fiscal 2026 as we facilitate remediation of the material weakness.
4)	Accounting for impairment of long-lived assets - We will continue to engage a third-party specialist with the requisite knowledge to perform all required testing in connection with the impairment of long-lived assets. This specialist worked with the Company on acquisition activities in connection with the Stadco purchase. We identified the late journal entry as a control gap, i.e., the controls design was effective but did not operate as designed. Management will develop and implement a formal policy with related procedures to supplement existing controls to ensure a timely evaluation of triggering events and changes in circumstances that may indicate an impairment of long-lived assets. We will review and test the process again during the next impairment testing date before making a final validation on operating effectiveness.
5)	Segregation of duties - This conflict has been resolved with the hiring of a new CFO on March 31, 2025, as duties are properly segregated under the CFO and controller’s office. We will continue to assess scoping, documentation, and testing of controls under the financial reporting function during the next fiscal year before making a final validation on operating effectiveness.

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

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three months ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.3	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
3.4	Second Amended and Restated By-laws of the Registrant	8-K	001-41698	August 14, 2025	3.1
10.1	Thirteenth Amendment to Amended and Restated Loan Agreement and Eighth Amendment to Second Amended and Restated Promissory Note, executed on January 12, 2026, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Beacon Bank & Trust, successor by merger to Berkshire Bank	8-K	001-41698	January 14, 2026	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

February 17, 2026	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer