Form 10-K
period 2026-03-31
TECHPRECISION CORP
filed 2026-06-25
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

☐      Yes      ☒      No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.0 million.

The number of shares outstanding of the registrant’s common stock as of June 16, 2026 was 10,024,469.

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

We have two wholly owned subsidiaries that are each a reportable segment, Ranor and Stadco. Each reportable segment focuses on the manufacture and assembly of specific components, primarily for defense and other precision industrial customers. For discussion of the operating results of our reporting business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, Segment Information, in the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

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

On August 25, 2021, the Company completed its acquisition of Stadco, a company in the business of manufacturing high-precision parts, assemblies and tooling for aerospace, defense, research and commercial customers, pursuant to that certain stock purchase agreement with Stadco New Acquisition, LLC, Stadco Acquisition, LLC, Stadco and each equity holder of Stadco Acquisition, LLC. On August 25, 2021, pursuant to the stock purchase agreement, and upon the terms and subject to the conditions therein, the Company, through Stadco New Acquisition, LLC, acquired all of the issued and outstanding stock of Stadco from Stadco Acquisition, LLC. As a result, Stadco is now our wholly owned indirect subsidiary.

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

Changes in regulations and market demand for our manufacturing expertise can be significant and sudden and require us to adapt to the needs of the customers that we serve. Understanding this dynamic, we focus on the defense industry in order to reliably pivot with our defense customers to jointly develop the capability to transform our workforce to manufacture components in accordance with our own and our external customers’ changing requirements.

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

Our projects include the manufacturing of products from various traditional as well as specialty metal alloys. These materials may include, but are not limited to steel, nickel, monel, inconel, aluminum, stainless steel, and other alloys. Certain of these materials are subject to long-lead time delivery schedules. In the fiscal year ended March 31, 2026, or “fiscal 2026”, three suppliers accounted for 10% or more of our purchased material. In the fiscal year ended March 31, 2025, or “fiscal 2025”, four suppliers accounted for 10% or more of our purchased material.

Marketing

While we have significant customer concentration, we endeavor to broaden our customer base as well as the industries we serve. We market to our existing customer base and initiate contacts with new potential customers through various sources including personal contacts, customer referrals, and referrals from other businesses. A significant portion of our business is the result of competitive bidding processes and from contract negotiation. We believe that the reputation we have developed with our current customers represents an important part of our marketing effort.

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

Research and Product Development

Many of our customers generate drawings illustrating their projected unit design and technology requirements. Our research and product development activities are limited and focused on delivering robust production solutions to such projected unit design and technology requirements. We follow this product development methodology in all our major product lines. For these reasons, we incurred no expenses for research and development in fiscal 2026 and fiscal 2025.

Principal Customers

A significant portion of our business is generated by a small number of major customers. The balance of our business consists of discrete projects for numerous other customers. As industry and market demand changes, our major customers may also change. Our ten largest customers generated 92% and 96% of our total revenue in fiscal 2026 and fiscal 2025, respectively. Our group of largest customers can change from year to year. Our largest single customer in fiscal 2026 and fiscal 2025 was a prime defense contractor and accounted for 15% and 22% of our revenue, respectively. Our defense customers are engaged in the development, delivery and support of advanced defense and aerospace systems, including the U.S. Navy’s Virginia-class fast attack submarine program and the U.S. Navy’s Columbia-class ballistic missile submarine program. We also manufacture large flight-critical components on several high-profile commercial and military aircraft programs, including military helicopters.

We historically have experienced, and continue to experience, customer concentration. A significant loss of business from our largest customer or a combination of several of our significant customers could result in lower operating profitability and/or operating losses if we are unable to replace such lost revenue from other sources. The revenue derived from all of our customers in the designated industry groups for the fiscal years ended March 31, 2026 and 2025 are displayed in the table below:

(dollars in thousands)	2026		2025
Revenue	Amount	Percent	Amount	Percent
Defense	$31,223	99%	$33,599	99%
Precision Industrial	$421	1%	$432	1%

The following table displays revenue generated by individual customers in specific industry sectors that accounted for 10% or more of our revenue in fiscal 2026 and 2025:

(dollars in thousands)	2026			2025
Revenue	Amount		Percent	Amount		Percent
Customer A		$3,570	11%		$5,795	17%
Customer B	$	*	* %		$3,327	10%
Customer C		$4,733	15%		$4,947	15%
Customer D		$3,403	11%	$	*	* %
Customer E		$4,756	15%		$7,671	22%
Customer F	$	*	* %		$5,003	15%
*	Less than 10% of total

The following table depicts total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue in fiscal 2026 and 2025:

(dollars in thousands)	2026		2025
Revenue	Amount	Percent	Amount	Percent
Ranor	$8,068	25%	$15,576	46%
Stadco	$8,394	27%	$11,167	33%

On March 31, 2026, we had a backlog of orders totaling $52,198. We expect to deliver the backlog over the course of the next two to three fiscal years. The comparable backlog on March 31, 2025 was $48,625.

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

Environmental Compliance

We are subject to U.S. federal, state and local environmental laws and regulations that pertain to the use, disposal and cleanup of substances regulated by those laws and the filing of reports with environmental agencies, and we are subject to periodic inspections to monitor our compliance. We believe that we are currently compliant with applicable environmental regulations. As part of our normal business practice, we are required to develop and file reports and maintain logbooks that document all environmental issues within our organization. We may engage outside consultants to assist us in keeping current on developments in environmental regulations. Expenditures for environmental compliance purposes during fiscal 2026 and 2025 were not material.

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

It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance. Expenditures for compliance with occupational health and safety laws and regulations during fiscal 2026 and 2025 were not material.

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

As of March 31, 2026, we had 160 employees, all of whom are full-time employees. At Ranor and Stadco, 28 and 17 employees are salaried, and 64 and 51 employees are hourly, respectively. None of our employees are represented by a labor union.

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

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain a gross profit and operating income. The Company is the borrower under the amended and restated loan agreement dated as of August 25, 2021, as further amended, or the “Loan Agreement,” with Beacon Bank & Trust, successor by merger to Berkshire Bank, or the “Bank”. Under the Loan Agreement, the Bank continued to provide the Ranor Term Loan and the Stadco Term Loan (each as defined below) and the revolving line of credit, or the “Revolver Loan”. The Company has determined that it was not in compliance with the certain financial covenants in the Loan Agreement as of March 31, 2026. Additionally, our management believes it is probable that the Company will not be in compliance with certain financial covenants in future periods. Without a waiver, noncompliance with these financial and related covenants permits the lender to demand repayment in full of all outstanding amounts from the Company. In addition, the lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the lender were to demand repayment, the Company would not be able to pay the obligation because the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations.

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

There was $7,031 outstanding under the Loan Agreement on March 31, 2026, and the lender under the Loan Agreement has agreed to extend the maturity date of the revolver loan to September 15, 2026. The original maturity date of the revolver loan under the loan agreement was December 20, 2023. While the maturity date of the revolver loan has been extended, it is due within the next 12 months and, if we are not able to renew or further extend the maturity date of the revolver loan, we will need to raise additional funds in order meet our obligations with respect to the revolver loan and sustain our operations.

In addition to extending the maturity date of the revolver loan, the Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement because of the Company’s failure to satisfy the Leverage Ratio (as defined in the Loan Agreement) as of March 31, 2026. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full.

In the event that the lender exercises its right to accelerate the repayment of this indebtedness as the result of one or more covenant breaches, or the maturity date of the revolver loan is not renewed or further extended, we do not expect to have funds available to repay these amounts in full unless we raise additional funds or find alternate financing, which, along with the uncertainty associated with the recurring operating losses at Stadco, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. The consequences of any default, waiver or forbearance, or the securing of additional equity financing could materially and adversely affect our business, financial condition, and results of operations.

We may pursue acquisitions and other strategic transactions and/or investments to complement or expand our business that may not be successful.

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

Some competitors may be better known or have greater resources at their disposal, and some may have lower production costs. For certain products, being a domestic manufacturer may play a role in determining whether we are awarded a certain contract. For other products, we may be competing against foreign manufacturers who have a lower cost of production. If a contracting party has a relationship with a vendor and is required to place a contract for bids, the preferred vendor may provide or assist in the development of the specification for the product which may be tailored to that vendor’s products. In such an event, we would be at a disadvantage in seeking to obtain that contract. We believe that customers focus on such factors as quality of work, reputation of the vendor, perception of the vendor’s ability to meet the required schedule, and price in selecting a vendor for their products. Some of our customers have moved manufacturing operations or product sourcing overseas. To remain competitive, we will need to invest continuously in our manufacturing capabilities and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns, which may adversely affect our results of operations. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve, and any failure by us to compete could have a material adverse effect on our business, financial condition and results of operations.

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

Our business may be impacted by external factors that we may not be able to control, including health emergencies like epidemics or pandemics, government tariffs, and geopolitical conflicts.

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

To date, the company has not experienced any material effects from certain conflicts in the middle east and the war between Russia and Ukraine. However, because of our reliance on certain raw materials and energy supplies, an economic environment of rising government tariffs, costs and interest rates could have an unfavorable impact on our operations and financial condition.

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

We have, in the past, been dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. For the fiscal year ended March 31, 2026, our four largest customers accounted for 52% of our revenue. For the fiscal year ended March 31, 2025, our five largest customers accounted for 79% of our revenue. In addition, our backlog on March 31, 2026 and 2025 was $52,198 and $48,625, respectively, of which 75% and 73% was attributable to four customers.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our major customers, we lose an existing order, or we are unable to generate orders from new or existing customers. Furthermore, to the extent that any one customer accounts for a large percentage of our revenue, the loss of that customer could materially affect our ability to operate profitably. For example, our single largest customer for the fiscal years ended March 31, 2026 and 2025 accounted for 15% and 22%, respectively, of our revenue for both years. The loss of these customers could have a material adverse effect on our business and may impair our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If our customers experience financial difficulties or business reversals, or lose orders or anticipated orders, which would reduce or eliminate the need for the products which they ordered from us, they could be unable or unwilling to fulfill their contracts with us.

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

Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of raw materials. For example, as of early 2026, the U.S. imposed a 50% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel and aluminum products imported into the U.S., with certain exceptions. Subsequent changes to tariffs announced by the U.S. could further impact steel and aluminum costs and decrease supply availability.

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

All our manufacturing and production is done at two locations, in California and Massachusetts. We may be exposed to significant disruption to our business because of unforeseeable developments at either geographic location.

We operate at two manufacturing and production facilities, one in Westminster, Massachusetts and the other in Los Angeles, California. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing and production facilities. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires (including wildfires), floods, earthquakes, accidents, and severe weather conditions. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered, and we may suffer damage to our reputation. Our financial condition and results of our operations could be materially adversely affected were such events occurred.

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

The prices for and availability of electricity, natural gas, oil, and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control, including the imposition of sanctions on certain countries from selling significant sources of oil and natural gas into key international markets, which can impact the global price of these commodities. Disruptions or lack of availability in the supply of energy resources could temporarily impair our ability to operate our production facility. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, may adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

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

We recognize revenue for our defense contracts and some commercial contracts over-time under Accounting Standards Codification (ASC) 606 which requires significant management judgement. Errors made to estimates of revenue and costs could result in overstated or understated profits or losses, subject to adjustment.

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

Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We are required to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization of revenue over time. Contract modifications - as well as other changes in estimates of revenue, costs, and profits on performance obligations - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

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

Because certain of our products are used in a variety of military applications, including ships, submarines and helicopters, we derive most of our revenue from the defense industry. In fiscal 2026 and 2025, approximately 99% of our revenue in both years were derived from customers in the defense industry. Although many of the programs under which we sell products to prime U.S. government contractors extend several years, they are subject to annual funding through congressional appropriations. While spending authorizations for defense-related programs by the U.S. government have increased since 2020 due to inflation, technology development, and geopolitical conflicts abroad, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from national defense as a result of competing demands for federal funds, or other factors. It is also possible that recent geopolitical conflicts abroad causes a reorientation of U.S. defense spending away from the naval submarine programs from which we derive substantial portions of our revenue towards land-based military projects, which could involve fewer programs in which our products would be needed. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts); 2) changes in U.S. government programs or requirements; and 3) a prolonged U.S. government shutdown and other potential delays in the appropriations process.

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

The nature of our manufacturing business subjects our operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damage and occupational safety and health. Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required to comply with environmental laws that may be adopted or imposed in the future.

We have used, and currently use, certain substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims because of violations, non-compliance or liabilities under these regulatory regimes.

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

Because certain of our borrowing facilities contain variable interest rate provisions, many of the above consequences could be worsened if interest rates were to increase. In addition, our current credit facilities contain, and any future credit facilities to which we become a party will likely contain, covenants and other provisions that restrict our operations. These restrictive covenants and provisions could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities, and may prevent us from taking advantage of business opportunities that arise in the future.

If we refinance our credit facilities, we cannot guarantee that any new credit facility will not contain similar covenants and restrictions.

Our liquidity is highly dependent on our available financing facilities and ability to improve our gross profit and operating income. Our failure to obtain new or additional financing, if required, could impair our ability to both serve our existing customer base and develop new customers and could result in our failure to continue to operate as a going concern. To the extent that we require new or additional financing, we cannot assure you that we will be able to get such financing on terms equal to or better than the terms of our current credit facilities with the Bank. If we are unable to borrow funds under an existing credit facility, it may be necessary for us to conduct an offering of debt and/or equity securities on terms which may be disadvantageous to us or have a negative impact on our outstanding securities and the holders of such securities. In the event of an equity offering, it may be necessary that we offer such securities at a price that is significantly below our current trading levels which may result in substantial dilution to our investors that do not participate in the offering and a new lower trading level for our common stock.

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

Disruptions in the credit markets can cause severely restricted access to capital for companies. When credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. This risk could be exacerbated by future deterioration in the Company’s credit ratings. In addition, if the counterparty backing our existing credit facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of working capital requirements and other general corporate purposes. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. In addition, geopolitical conflicts, high inflation and increasing interest rates have significantly disrupted world financial markets, increased volatility in U.S. capital markets, and may reduce opportunities for us to seek additional funding. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our results of operations, financial condition, and liquidity.

Risks Related to our Common Stock

If we fail to maintain compliance with The Nasdaq Stock Market’s listing standards, our common stock could be delisted from Nasdaq.

As a listed Nasdaq Stock Market (“Nasdaq”) company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our board of directors and committees thereof, the minimum bid price of our common stock and minimum stockholders’ equity. Nasdaq also has rules governing the timely filing of periodic reports. We have failed in the past to comply with the Nasdaq requirement to timely file our periodic financial reports with respect to some of our previous annual reports on Form 10-K and quarterly reports on Form 10-Q and there can be no guarantee that we will continue to make timely filings of our subsequent periodic financial reports with the SEC. The failure to meet any Nasdaq requirements may result in the delisting of our common stock from Nasdaq, which could adversely affect the liquidity and market price of our common stock.

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

Factors that could cause volatility in the market price of our common stock include market conditions affecting our customers’ businesses, including the level of mergers and acquisitions activity, anticipated changes in spending on national defense by the U.S. Government, and actual and anticipated fluctuations in our quarterly operating results, rumors relating to us or our competitors, actions of stockholders, including sales of shares by our directors and executive officers, additions or departures of key personnel, and developments concerning current or future strategic alliances or acquisitions. Volatility in our stock price may also be enhanced by the fact that our common stock is often thinly traded. Additionally, the economic and other consequences of the past instability with regional banks, geopolitical conflict, high inflation, government tariffs and increasing interest rates have resulted in significant volatility in the equity capital markets.

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

The number of shares of common stock we have registered for resale is significant in relation to the number of our outstanding shares of common stock.

We have filed registration statements with the SEC to register the resale of shares of our common stock into the public market by certain stockholders (including some of our directors) that acquired shares of our common stock in transactions not registered under the Securities Act, including shares underlying warrant to purchase our common stock. These shares represent a significant number of shares of our total number of issued and outstanding shares of common stock. The resale by these stockholders of a significant number of these shares, or the perception in the public markets that such selling securityholders may sell all or a portion of such securities, could depress the market price of our Common Stock during the period the applicable registration statement remains effective.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. For example, in connection with the audit of our financial statements, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses we identified pertain to (i) initial purchase accounting and the continuing fair value accounting associated with our acquisition of Stadco, (ii) we did not maintain a sufficient complement resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis to ensure all transactions were accurately captured and recorded prior to closing the books, (iii) the accounting for the impairment of long-lived assets, and (iv) the segregation of duties among people and processes to mitigate risk and meet financial reporting objectives. See “—Material Weaknesses” and “—Management’s Remediation Plan” in the section titled “Item 9A. Controls and Procedures” for more details concerning these material weaknesses.

While we have taken steps to enhance our internal control environment, we continue to address the underlying cause of the material weaknesses with a review of our internal controls, and may propose additional new controls, including those designed to raise the level of precision of management review controls to gain additional assurance regarding the timely completion of our quality control procedures. Except for tax accounting, the steps we have taken to date were not sufficient to remediate all material weaknesses or to avoid the identification of other material weaknesses in the future. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We and our subsidiaries currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. Our IT staff along with the third-party providers and outsourced IT services monitor and address cybersecurity-related risks, including installing software for threat protection and malware. Our IT staff and such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.

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

Item 2.       Properties.

We own approximately 145,000 square feet of office and manufacturing space under roof, situated on approximately 65 acres in Westminster, Massachusetts that is used by our Ranor reportable segment. We believe that our current facilities in Westminster are adequate for our present operational requirements, with room for limited expansion. The manufacturing facilities include a fabrication plant and a machining plant, providing custom solutions through our core competencies in manufacturing engineering, materials management and traceability, fabrication, machining, assembly and testing, finishing and coating, and packaging. Our capabilities include 100+ ton crane capacity, 35 feet under hook, weld positioners up to 50-ton, 400+ approved weld procedures, multiple weld cells, stress relief ovens, blast rooms, and multiple precision machining centers. Our loans from the Bank are secured by a first lien on all personal and real property of Ranor, including our space in Westminster, Massachusetts.

We lease approximately 183,000 square feet of office and manufacturing space under roof, situated on approximately 5 acres in Los Angeles, California that is used by our Stadco reportable segment. Tooling capabilities include large-scale, high-precision, complex geometry invar, steel, and aluminum tools, molds, jigs and dies to support composite part manufacturers. Stadco can provide concurrent engineering, materials and process research, numerical control programming, fabrication and machining, planning and inspection, and final assembly. Our capabilities include 50+ ton crane capacity, CNC machining up to 65 feet, and one of the largest electron beam weld chambers in North America. Our loan from the Bank is secured by a first lien on all personal and real property of Stadco.

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

Item 4.       Mine Safety Disclosures

Not applicable to the registrant.

Item 4A.    Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
Alexander Shen	64	Chief Executive Officer
Phillip Podgorski	61	Chief Financial Officer

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

Phillip Podgorski was appointed Chief Financial Officer effective on April 8, 2025. Mr. Podgorski was the Chief Financial Officer for the RTX Technology Research Center (“RTRC”), a division of RTX Corporation (“RTX”), a public aerospace and defense company, since 2013. While at RTX, he was responsible for all GAAP, SEC and government accounting and reporting related aspects for the RTRC. He was also responsible for strategic and scenario planning in collaboration with other stakeholders at RTX, including long-range plans and annual operating budgets. Mr. Podgorski has an MBA and Bachelor of Science degree in Accounting from Western New England University.

There are no family relationships among any directors or executive officers.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “TPCS”.

As of June 16, 2026, there were 39 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

We were incorporated in 2005 and have never paid dividends on our common stock. Certain covenants in our Loan Agreement with the Bank prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business and do not anticipate paying dividends on our common stock in the foreseeable future.

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

These forward-looking statements are based on current expectations, estimates and projections made by management about our business, our industry and other conditions affecting our financial condition, results of operations or business prospects. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, the forward-looking statements due to numerous risks and uncertainties. As discussed below under “Liquidity, Capital Resources, and Going Concern”, certain events and conditions, when examined in the aggregate, indicate substantial doubt about our ability to continue as a going concern for at least one year beyond the date of the financial statements. Factors that could cause such outcomes and results to differ include, but are not limited to, risks and uncertainties arising from:

●	our reliance on individual purchase orders, rather than long-term contracts, to generate revenue;
●	our ability to balance the composition of our revenues and effectively control operating expenses;
●	external factors that may be outside of our control, including health emergencies, like epidemics or pandemics, geopolitical conflicts, price inflation, increasing interest rates, and supply-chain disruptions;
●	the availability of appropriate financing facilities impacting our operations, financial condition and/or liquidity;
●	our ability to receive contract awards through competitive bidding processes;

●	our ability to maintain standards to enable us to manufacture products to exacting specifications;
●	our ability to enter new markets for our services;
●	our reliance on a small number of customers for a significant percentage of our business;
●	competitive pressures in the markets we serve;
●	changes in the availability or cost of raw materials and energy for our production facilities;
●	restrictions on our ability to operate our business due to our outstanding indebtedness;
●	government tariffs, regulations and requirements;
●	pricing and business development difficulties;
●	changes in government spending on national defense;
●	our ability to make acquisitions and successfully integrate those acquisitions with our business;
●	our failure to maintain effective internal controls over financial reporting;
●	general industry and market conditions and growth rates, and
●	those risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those described in any other filings which we make with the SEC.

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

Recent Developments

Amendments to Loan Agreement

Ranor, Inc. along with certain affiliates of the Company entered into the Loan Agreement with the Bank on August 25, 2021 under which, among other things, the Bank provided a revolving line of credit loan to the Borrowers (as defined below) which currently has a maximum principal amount of $4,500.

Since March 31, 2026, Ranor and certain affiliates of the Company, collectively the “Borrowers”, entered into an additional amendment to the Loan Agreement which extended the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026.

See “Liquidity, Capital Resources and Going Concern—Bank Term and Revolver Loans” below, for a discussion of the amended debt agreement and its impact on the Company’s liquidity and on-going operations.

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

Changes in regulations and market demand for our manufacturing expertise can be significant and sudden, and require us to adapt to the needs of the customers that we serve. Understanding this dynamic, we focus on the defense industry in order to reliably pivot with our defense customers to jointly develop the capability to transform our workforce to manufacture components in accordance with our own and our external customers’ changing requirements.

We primarily serve customers in defense and aerospace, secondarily in the precision industrial sectors. Within these sectors, we have manufactured custom components for U.S. Navy submarines and aircraft carriers, USMC military helicopters, U.S. defense and civilian aerospace programs.

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

Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. Costs incurred on uncompleted contracts consist of labor, overhead, and materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our provision for losses at March 31, 2026 and 2025 was $357 and $463, respectively, with 95% and 88% of the totals related to customer projects at our Stadco reportable segment, and the remaining amounts at our Ranor segment.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant & Equipment, our property, plant and equipment are tested for impairment whenever events or circumstances indicate the carrying amount of an asset may be impaired. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.

In the fourth quarter of fiscal 2026, we determined that a history of operating losses at Stadco may indicate that the carrying value of the long-lived assets may not be recoverable. As such, we conducted a test for recoverability of long-lived assets at our Stadco segment and determined that the carrying value of the long-lived assets were not impaired.

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

Results of Operations

Our results of operations are affected by a number of external factors including the availability of raw materials, commodity prices (particularly steel), macroeconomic factors, including the availability of capital that may be needed by our customers, and political, regulatory, and legal conditions in the United States and in foreign markets. Generally, our product mix is made up of short-term contracts with a production timeline of twelve months, more or less. However, contracts for larger complex components can take up to thirty-six months to complete. Units manufactured under most of our customer contracts have historically been delivered on time and with a positive gross margin, with some exceptions. Our results of operations are also affected by our success in booking new contracts, the timing of revenue recognition, delays in customer acceptance of our products, delays in deliveries of ordered products and our rate of progress fulfilling obligations under our contracts. A delay in deliveries or cancellations of orders could have an unfavorable impact on liquidity, cause us to have inventories in excess of our short-term needs, and delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. Also, our operating results may fluctuate quarter to quarter as we change over from completed projects to new projects.

We evaluate the performance of our segments based upon, among other things, segment revenue and operating profit. Segment operating profit excludes general corporate costs, which include director compensation, stock-based compensation, certain pension and other retirement benefit costs, and other corporate administrative expenses not allocated to the segments. Also excluded are items that we consider not representative of ongoing operations, such as acquisition due diligence costs and termination fees.

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

Percentages in the following tables and throughout this “Results of Operations” section may reflect rounding adjustments.

Fiscal Years Ended March 31, 2026 and 2025

The following table presents revenue, cost of revenue, gross profit (loss), consolidated and by reportable segment:

	2026		2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$16,946	54%	$18,165	53%	$(1,219)	(7)%
Stadco	15,306	48%	15,998	47%	(692)	(4)%
Intersegment elimination	(608)	(2)%	(132)	—%	(476)	(361)%
Consolidated Revenue	$31,644	100%	$34,031	100%	$(2,387)	(7)%
Cost of Revenue
Ranor	$11,119	35%	$12,623	37%	$(1,504)	(12)%
Stadco	16,158	51%	17,211	50%	(1,053)	(6)%
Intersegment elimination	(608)	(2)%	(132)	—%	(476)	(361)%
Consolidated Cost of Revenue	$26,669	84%	$29,702	87%	$(3,033)	(10)%
Gross Profit (Loss)[1]
Ranor	$6,324	20%	$5,674	16%	$650	11%
Stadco	(1,349)	(4)%	(1,345)	(3)%	(4)	—%
Consolidated Gross profit	$4,975	16%	$4,329	13%	$646	15%
[1]	net of intersegment eliminations

Revenue

Consolidated – Revenue was $31,644 for the fiscal year ended March 31, 2026, a decrease of $2,387 or 7% when compared to revenue for the fiscal year ended March 31, 2025. Consolidated gross profit increased by 15% and gross margin expanded to 16% during the fiscal year ended March 31, 2026. Changes in our project mix dampened revenue as our rate of progress fulfilling obligations slowed.

Ranor – Revenue was $16,946 for the fiscal year ended March 31, 2026, a decrease of $1,219 or 7% when compared to the same period a year ago. The customer project mix remains favorable but has changed from the same prior year period, as a different set of defense customers made up a significant portion of our revenue stream in fiscal 2026.

The backlog at Ranor on March 31, 2026 was $29,405 as new orders continue to flow to us from our existing customer base of prime defense contractors.

Stadco – Revenue was $15,306 for the fiscal year ended March 31, 2026, compared with revenue of $15,998 for the fiscal year ended March 31, 2025, a decrease of $692 or 4%. The customer project mix changed from the same prior year period, as a different set of defense customers made up a significant portion of our revenue stream in fiscal 2026.

Stadco’s backlog as of March 31, 2026 was $22,793 as new orders for components related to a variety of programs, including military aircraft, military helicopter, and military space programs, continue to flow to us from our existing customer base of prime defense contractors.

Cost of Revenue and Gross Profit

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the fiscal year ended March 31, 2026, was $26,669, or 10% lower when compared to the fiscal year ended March 31, 2025. Gross profit increased by $646, or 15% and gross margin expanded to 16% compared with 13% in the same period a year ago. Our project mix remains favorable but has changed when compared with the same period a year ago.

Ranor – Gross profit increased by $650 or 11% when compared to the same period a year ago, and gross margin expanded as cost of revenue decreased by $1,504 or 12%. Ranor had a favorable project mix in fiscal 2026 but with a different mix of customer products that resulted in a favorable materials variance with more direct labor hours utilized.

Stadco – Gross profit was negative $1,349 for the fiscal year ended March 31, 2026, slightly higher when compared to the same period a year ago, as Stadco continues to work through certain unfavorable legacy contracts and first article parts. Cost of revenue decreased by $1,053 or 6% on a favorable materials variance and less direct labor hours utilized. Also, repairs and maintenance costs, which had a negative impact on manufacturing during fiscal 2025, decreased by 28% in fiscal 2026.

Selling, General and Administrative (SG&A) Expenses

	2026		2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$2,552	8%	$2,545	7%	$7	—%
Stadco	2,788	9%	3,298	10%	(510)	(15)%
Corporate and unallocated	702	2%	644	2%	58	9%
Consolidated SG&A	$6,042	19%	$6,487	19%	$(445)	(7)%

Consolidated – Total selling, general and administrative expenses for the fiscal year ended March 31, 2026, decreased by $445, or 7%, as a decrease in professional fees and office costs more than offset an increase in compensation and benefits.

Ranor – SG&A expense increased by $7 primarily as an increase in compensation costs for staff additions slightly offset a decrease in professional fees and other office expenses.

Stadco – SG&A expense decreased by $510 primarily on a decrease in professional fees and office costs.

Corporate and unallocated – SG&A increased year-over-year primarily on an increase in stock-based compensation. That increase was offset in part a change in fair value ($419) for a breakup fee in connection with the terminated acquisition of Votaw Precision Technologies, Inc., or the “Votaw acquisition” which was evident in fiscal 2025. There were no breakup fees recorded in fiscal 2026.

Operating (loss) income

	2026		2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$3,772	12%	$3,129	9%	$643	21%
Stadco	(4,137)	(13)%	(4,643)	(13)%	506	11%
Corporate and unallocated	(702)	(2)%	(644)	(2)%	(58)	(9)%
Operating loss	$(1,067)	(3)%	$(2,158)	(6)%	$1,091	51%

Consolidated – As a result of the foregoing, for the fiscal year ended March 31, 2026, we reported an operating loss of $1,067 compared with operating loss of $2,158 for the fiscal year ended March 31, 2025. The change was primarily due to higher operating income at Ranor and lower operating losses at Stadco.

Ranor – Operating income increased, as profit margins expanded on lower manufacturing costs and improved productivity.

Stadco – Operating loss decreased primarily on lower SG&A expenses.

Corporate and unallocated – Operating loss increased as an increase in stock-based compensation more than offset a decrease in costs related to the Votaw acquisition.

Other Income (Expense), net

The following table presents other income (expense) for the fiscal years ended March 31:

(dollars in thousands)	2026	2025	$ Change	% Change
Other expense, net	$(81)	$(51)	$(30)	(60)%
Interest expense	$(415)	$(438)	$23	5%
Amortization of debt issue costs	$(70)	$(103)	$33	32%

Other expense, net, for the fiscal year ended March 31, 2026, includes a write-off of $83 for costs in connection with refinancing activities and other interest income of $2. Other expense for the fiscal year ended March 31, 2025, includes a payment of $108 to investors as liquidated damages plus interest for a late registration filing in connection with the July 2024 private placement. That payment more than offset other income of $45 from non-operating filming activities, plus a vendor rebate and other interest income.

Interest expense decreased by $23 when compared with the same period a year ago, primarily on lower scheduled interest payments for the Ranor and Stadco Term Loans.

Amortization of debt issue costs for the fiscal year ended March 31, 2026 decreased by 32% on lower amortization in connection with the debt issue costs.

Income Taxes

During the fiscal year ended March 31, 2026, there has been no change in our judgment about the realizability of deferred tax assets in future years. For the fiscal year ended March 31, 2026 and 2025, the Company recorded tax expense and tax benefit of $31 and $2, respectively.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at March 31, 2026 and 2025 was $6,200 and $5,722, respectively. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net Loss

As a result of the foregoing, for fiscal 2026, we recorded a net loss of $1,664, or $0.17 per share basic and fully diluted, compared with a net loss of $2,748, or $0.29 per share basic and fully diluted in fiscal 2025.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of March 31, 2026, we had $1,485 in total available liquidity, consisting of $431 in cash, and $1,054 in undrawn capacity under our Revolver Loan. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash and $1,256 in undrawn capacity under our Revolver Loan.

There was $3,446 and $3,150 outstanding under the Revolver Loan on March 31, 2026 and 2025, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan are payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during fiscal 2026 and 2025, totaled $200 and $197, respectively. The weighted average interest rate on March 31, 2026 and 2025 was 6.70% and 7.47%, respectively. The average amount outstanding during the fiscal year ended March 31, 2026 and 2025 was $2,983 and $2,600, respectively. At March 31, 2026 our working capital was negative $441 because of the reclassification of our long-term debt from noncurrent to current in the consolidated balance sheet. The table below presents selected liquidity and capital measures on:

	March 31,	March 31,	Change
(dollars in thousands)	2026	2025	Amount
Cash	$431	$195	$236
Working capital	$(441)	$(1,570)	$1,129
Total debt	$7,037	$7,424	$(387)
Total stockholders’ equity	$7,673	$8,740	$(1,067)

The next table summarizes changes in cash by primary component in the cash flows statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2026	2025	Amount
Operating activities	$6	$(599)	$605
Investing activities	868	(1,081)	1,949
Financing activities	(638)	1,737	(2,375)
Net increase in cash	$236	$57	$179

Operating activities

Apart from our loan facilities, our primary sources of cash are provided by customer revenue, customer contract advances, and associated accounts receivable collections. Many of our customers make advance payments and progress payments under the terms of each manufacturing contract. The composition of our accounts receivable collections mix changes between advance payments and customer payments made after shipment of finished goods. Our cash flows can fluctuate from period to period as we make progress with customer project milestones and the timing of progress payments.

Cash provided by operating activities for the fiscal year ended March 31, 2026 was $6, and cash used in operating activities for the fiscal year ended March 31, 2025 was $599. Net loss adjusted by our non-cash items provided $1,865 and $813 for the fiscal years ended March 31, 2026 and 2025, respectively. For the fiscal year ended March 31, 2026 and 2025, we used $1,859 and $1,412 of cash, respectively, for changes in operating assets and liabilities.

Investing activities

In fiscal 2026 we invested $3,265 in new factory machinery and equipment and were reimbursed for $4,133 of certain purchases under a supplier development fund.

In fiscal 2025 we invested $4,122 in new factory machinery and equipment and were reimbursed for $3,041 of certain purchases under a supplier development fund.

We are subject to certain financial debt covenants and may not spend more than $1,500 on new machinery and equipment during any single fiscal year tested on an annual basis at the end of each fiscal year. We estimate that our spending on new machinery and equipment in fiscal 2027, including supplier development funding, will exceed that spending limitation.

Financing activities

In fiscal 2026 we drew down $18,236 of proceeds under the Revolver Loan and repaid $17,940 during the same period. We also used $695 in cash to pay down debt principal and make periodic lease payments. We also used $239 in cash in connection with refinancing activities and the Revolver Loan renewals.

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

All of the above activity resulted in a net increase in cash of $236 and $57 for fiscal 2026 and 2025, respectively.

Bank Term and Revolver Loans

On August 25, 2021, the Company entered into the Loan Agreement. Under the Loan Agreement, the Bank provided the Ranor Term Loan and the Revolver Loan. In addition, the Bank provided the term loan in the original amount of $4,000, or the “Stadco Term Loan.” The proceeds of the original term loan of $2,850, or the “Ranor Term Loan,” were used to refinance existing mortgage debt of Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. Payments for the original Ranor Term Loan began on January 20, 2017, and until the facility was amended in December 2022, the Company paid monthly installments of $19 each, inclusive of interest at a fixed rate of 5.21% per annum.

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

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500. Compliance shall be tested annually. On June 12, 2023, the Company and the Bank executed a waiver under which the Bank waived the Company’s noncompliance with the capital expenditure limit and acknowledged that specified capital expenditures can be excluded from the calculation of the Borrowers combined annual expenditures for the fiscal year ended March 31, 2024. For the fiscal years ended March 31, 2026 and 2025, the Company, including specified capital expenditures, exceeded combined annual capital expenditures of $1,500.

Between December 20, 2021 and January 16, 2026, Ranor and certain affiliates of the Company entered into thirteen separate amendments to the Loan Agreement to, among other things, extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and May 15, 2026, respectively. In addition, the amendments (i) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions, (ii) amended the maximum principal amount of the Revolver Loan from $5,000 to $4,500; (iii) made certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds, and (iv) effective June 1, 2024, increased the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum. The interest rate on the Ranor Term Loan is 6.05%, the monthly payment on the Ranor Term Loan is $17 with benchmark SOFR-based pricing conventions.

On May 13, 2026, Ranor and the other borrowers entered into a fourteenth amendment to the Loan Agreement, which among other things, extended the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026.

As a result of the Borrowers’ failure to satisfy the required Balance Sheet Leverage Ratio for the twelve (12) month period ending March 31, 2026, as set forth in the Loan Agreement, or the “Existing Default”, the Borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The borrowers further acknowledge that the sixth amendment to the Loan Agreement constitutes written notice pursuant to the loan documents of such Existing Default. Regardless of entering into the most recent amendment to the Loan Agreement or any discussions between the Borrowers and the Bank, the Bank expressly reserves any and all rights and remedies available to it under the loan documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise. No such discussions or the entering into the most recent amendment to the Loan Agreement shall imply any course of conduct or any agreement on the part of the Bank to waive any of its rights and remedies or to forbear from taking any action authorized by the loan documents or by applicable law while discussions continue.

There was $7,031 and $7,387 outstanding under the Loan Agreement on March 31, 2026 and 2025, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

The Company continues to explore various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by making Stadco operations profitable, renewing our revolver loan, or entering into alternative debt facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by September 15, 2026. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on March 31, 2026:

●	Our debt obligations under the bank loan agreement, including fixed and variable-rate debt, totaled $7,031, and, because of debt covenant violations, are classified as current in the consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including the purchase of raw materials and supplies goods, totaled $2,805, all of it due to be incurred and paid within the next twelve months.
●	We also have $13,247 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $3,912 for buildings through 2030, with $939 due annually for each of the next four years and $156 in year six.

There were no off-balance sheet arrangements as of March 31, 2026.

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

We define EBITDA as net income (loss) plus interest, income taxes, depreciation, and amortization. Net loss was $1,664 for the fiscal year ended March 31, 2026, as compared to net loss of $2,748 for the year ended March 31, 2025. EBITDA, a non-GAAP financial measure, was $1,646 for the year ended March 31, 2026, compared to $587 for the year ended March 31, 2025. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our consolidated financial statements for the fiscal years ended:

	March 31,	March 31,	Change
(dollars in thousands)	2026	2025	Amount
Net loss	$(1,664)	$(2,748)	$1,084
Income tax expense (benefit)	31	(2)	33
Interest expense (1)	485	541	(56)
Depreciation and amortization	2,794	2,796	(2)
EBITDA	$1,646	$587	$1,059
(1)	Includes amortization of debt issue costs.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TechPrecision Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TechPrecision Corporation (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is the matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Revenue Earned Over Time and Contract Estimates

As described in Note 2 of the consolidated financial statements, for those long-term fixed-price contracts for which control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company measures progress for performance obligations satisfied over time using labor hours and materials used, we have also tested other inputs such as burden and estimated costs to complete. The estimation of progress toward completion is subject to assumptions and variables requiring significant judgment. Auditing the Company’s estimate of total expected contract costs and effort necessary to completion is especially challenging due to the judgmental and subjective nature of the estimation of costs to complete, including material, labor and subcontracting costs, unique to each revenue arrangement. Revisions in contract estimates can materially affect the Company’s operating results.

We obtained an understanding of and evaluated the Company’s revenue recognition procedures to test the estimate of expected contract costs to complete and effort necessary to completion, our audit procedures included,

a.	testing significant components of the materials, labor, and burden and estimated costs to complete noted above,
b.	assessing the completeness of the cost estimates,
c.	reviewing changes in the estimates from previous periods and testing underlying data used by management,
d.	testing that projects that can be recognized over time versus a point-in-time,
e.	discussing project status with operations and finance management responsible for managing the contractual arrangements,
f.	inspecting evidence to support the assumptions made by management,
g.	evaluating the key assumptions utilized in development of the expected contract costs to complete the arrangement,
h.	performing look-back procedures to assess previous estimates as well as performance on similar arrangements, and
i.

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

Philadelphia, Pennsylvania

June 25, 2026

TECHPRECISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
(dollars in thousands, except share and per share data)	2026	2025
ASSETS
Current assets:
Cash	$431	$195
Accounts receivable, less allowances for credit losses of $0 and $53, on March 31, 2026 and 2025, respectively	2,488	2,192
Contract assets	10,808	9,587
Raw materials	1,927	1,800
Work-in-process	1,027	1,082
Other current assets	1,045	490
Total current assets	17,726	15,346
Property, plant and equipment, net	10,874	13,791
Right of use asset, net	3,550	4,268
Other noncurrent assets	122	122
Total assets	$32,272	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,415	$2,437
Accrued expenses	3,868	3,685
Income taxes payable	31	—
Contract liabilities	2,917	1,040
Customer deposits	1,252	1,631
Current portion of long-term lease liability	800	770
Current portion of long-term debt, net	6,884	7,353
Total current liabilities	18,167	16,916
Long-term equipment financing	—	3
Long-term lease liability	2,864	3,638
Other noncurrent liability	3,568	4,230
Total liabilities	24,599	24,787
Commitments and contingent liabilities (see Note 15)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: March 31, 2026 – 10,078,381 and 10,024,469; March 31, 2025 – 9,761,825 and 9,751,825, respectively.	1	1
Additional paid in capital	19,482	18,885
Accumulated deficit	(11,810)	(10,146)
Total stockholders’ equity	7,673	8,740
Total liabilities and stockholders’ equity	$32,272	$33,527

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
(dollars in thousands, except share and per share data)	2026	2025
Revenue	$31,644	$34,031
Cost of revenue	26,669	29,702
Gross profit	4,975	4,329
Selling, general and administrative	6,042	6,487
Loss from operations	(1,067)	(2,158)
Other expense	(81)	(51)
Interest expense	(485)	(541)
Total other expense, net	(566)	(592)
Loss before income taxes	(1,633)	(2,750)
Income tax expense (benefit)	31	(2)
Net loss	$(1,664)	$(2,748)
Net loss per share – basic and diluted	$(0.17)	$(0.29)
Weighted average number of shares outstanding – basic and diluted	9,912,839	9,459,164

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(dollars in thousands, except share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2024	8,777,432	$1	$15,200	$(7,398)	$7,803
Stock issued for termination fee	320,000	—	1,536	—	1,536
Stock-based compensation	—	—	103	—	103
Stock used for tax withholding	(1,707)	—	(6)	—	(6)
Sale of stock and warrants, net	666,100	—	2,052	—	2,052
Net loss	—	—	—	(2,748)	(2,748)
Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740
Stock issued for exercised options	196,990	—	—	—	—
Stock used for tax withholding	(7,483)	—	(38)	—	(38)
Stock-based compensation	—	—	254	—	254
Stock awards issued	127,049	—	381	—	381
Net loss	—	—	—	(1,664)	(1,664)
Balance March 31, 2026	10,078,381	$1	$19,482	$(11,810)	$7,673

See accompanying notes to the consolidated financial statements.

TECHPRECISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(dollars in thousands, except share data)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,664)	$(2,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,794	2,796
Amortization of debt issuance costs	70	103
Write-off debt issuance costs	83	—
Loss on disposal of equipment	—	1
Stock based compensation	635	103
Change in contract loss provision	(106)	170
Change in allowance for credit losses	53	(31)
Stock based acquisition termination fee	—	419
Changes in operating assets and liabilities:
Accounts receivable	(349)	210
Contract assets	(1,222)	(1,060)
Work-in-process and raw materials	(72)	368
Other current assets	(555)	74
Accounts payable	(22)	1,029
Accrued expenses	(506)	(364)
Income taxes payable	31	—
Contract liabilities and customer deposits	1,498	(1,117)
Other noncurrent liabilities	(662)	(552)
Net cash provided by (used in) operating activities	6	(599)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(3,265)	(4,122)
Reimbursements for purchases of fixed assets	4,133	3,041
Net cash provided by (used in) investing activities	868	(1,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver loan	18,236	13,876
Repayment of revolver loan	(17,940)	(13,511)
Proceeds from private placement	—	2,299
Private placement fees	—	(247)
Proceeds from equipment financing	—	65
Debt issuance costs	(239)	(82)
Principal payments for leases	(12)	(9)
Repayment of long-term debt	(683)	(654)
Net cash (used in) provided by financing activities	(638)	1,737
Net increase in cash	236	57
Cash beginning of period	195	138
Cash end of period	$431	$195
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$409	$438
Income taxes paid, net of refunds	$4	$—

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL INFORMATION – NONCASH TRANSACTIONS:

Fiscal year ended March 31, 2026

Noncash Financing – In fiscal 2026, there were options exercised to purchase 242,500 shares of the Company’s common stock pursuant to options previously granted under the 2016 Plan. The options were exercised as a cashless net settlement transaction and resulted in the delivery of 196,990 shares of common stock in fiscal 2026. There were also 7,483 shares used for tax withholding.

Fiscal year ended March 31, 2025

Noncash Operating - On April 29, 2024, we extinguished a liability of $1,117 when we issued 320,000 shares of common stock in connection with a breakup fee payment set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc.

Noncash Financing - On April 29, 2024, we issued 320,000 shares of common stock with a fair value of $1,536 for the breakup fee payment as set forth under an agreement to terminate the acquisition of Votaw Precision Technologies, Inc. The additional $419 was based on the change in fair value of shares at the time of issuance and was recorded in April 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

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

Use of Estimates in the Preparation of Financial Statements - In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States, or “U.S. GAAP”, and SEC requirements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. We continually evaluate our estimates, including those related to revenue recognition, long-lived assets, and income taxes. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Going Concern, Risks and Uncertainties - For the fiscal years ended March 31, 2026 and 2025, we reported pre-tax losses of $1,633 and $2,750, respectively.

As of March 31, 2026, we had $1,485 in total available liquidity, consisting of $431 in cash, and $1,054 in undrawn capacity under our revolver loan. As of March 31, 2025, we had $1,451 in total available liquidity, consisting of $195 in cash, and $1,256 in undrawn capacity under our revolver loan.

On August 25, 2021, Ranor, Inc. along with certain affiliates of the Company, or the “Borrowers”, entered into that certain Amended and Restated Loan Agreement with the Bank, or the “Loan Agreement”. Under the Loan Agreement, Beacon Bank & Trust, successor by merger to Berkshire Bank, or the “Bank”, continued to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”, under which, among other things, the Bank provided a revolving line of credit loan to the Borrowers which currently has a maximum principal amount of $4,500.

Since March 31, 2025, Ranor and certain affiliates of the Company entered into four additional separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note that extended the maturity date of the Revolver Loan from 1) April 30, 2025 to August 29, 2025, 2) from August 29, 2025 to January 16, 2026, 3) from January 16, 2026 to May 15, 2026, and 4) from May 15, 2026 to September 15, 2026.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement (as defined below) as a result of the Company’s failure to satisfy the balance sheet leverage covenant as of March 31, 2026. As of March 31, 2025, the Company failed to satisfy the debt service coverage ratio and balance sheet leverage covenants. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full. The lender could also stop honoring drawdowns under the revolver loan.

There was $7,031 outstanding under the Loan Agreement on March 31, 2026. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

The Company continues to explore various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants by improving the operating profitability at Stadco, renewing our revolver loan, or entering into alternative debt facilities.

In order for us to continue operations beyond the next twelve months from the date of issuance of the financial statements and to be able to discharge our liabilities and commitments in the normal course of business, we must renew our revolver loan or seek alternative financing by September 15, 2026. The bank retains the right to act on covenant violations and is under no obligation to allow draws on the revolver through the expiration date. We must mitigate our recurring operating losses at our Stadco subsidiary, efficiently increase utilization of our manufacturing capacity at Stadco and improve the manufacturing process. We plan to closely monitor our expenses and, if required, will reduce operating costs to enhance liquidity.

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

The consolidated financial statements for the fiscal year ended March 31, 2026, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents - Our cash deposits, and money market accounts, if applicable, are maintained in a large U.S. regional bank. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. There were no cash equivalent accounts or investments as of March 31, 2026 and 2025.

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

	March 31, 2026	March 31, 2025
Beginning balance	$(53)	$(22)
Current period reversal of (provision for) expected losses	53	(31)
Ending balance	$—	$(53)

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

In the fourth quarter of fiscal 2025 and fiscal 2026, we determined that a history of operating losses at Stadco may indicate that the carrying value of the long-lived assets may not be recoverable. As such, we conducted a test for recoverability of long-lived assets at our Stadco segment and determined that the carrying value of the long-lived assets were not impaired.

Leases - Right-of-use assets for operating leases are measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Right-of-use assets for operating leases are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date. We had one finance lease outstanding as of March 31, 2026 and 2025, respectively. See Note 14, Leases, for additional information.

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

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments. The carrying value of short and long-term borrowings approximates their fair value.

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

The Company and its customers may occasionally enter into contract modifications, including change orders. The Company may account for the modification as a separate contract, the termination of an old contract and creation of a new contract, or as part of the original contract, depending on the nature and pricing of the goods or services included in the modification. In general, contract modifications - as well as other changes in estimates of revenue, costs, and profits on a performance obligation - are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate of one or more contracts in a period could have a material effect on the consolidated balance sheet or results of operations for that period.

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

Selling, general and administrative - Selling, general and administrative, or “SG&A”, expenses include items such as executive compensation and benefits, professional fees, business travel and office costs. Advertising costs are nominal and expensed as incurred. Other general and administrative expenses include items for our administrative functions and include costs for items such as office supplies, insurance, legal, accounting, telephone, and other outside services. SG&A consisted of the following for the fiscal year ended March 31:

	2026	2025
Salaries and related expenses	$3,306	$2,485
Professional fees	1,514	2,287
Other general and administrative	1,222	1,296
Stock based acquisition termination fee	—	419
Total Selling, general and administrative	$6,042	$6,487

Stock-based Compensation - Stock-based compensation represents the cost related to stock-based awards granted to our board of directors, employees, and consultants. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. Stock-based compensation included in selling, general and administrative expense amounted to $635 and $103 for the fiscal years ended March 31, 2026 and 2025, respectively. See Note 7 – Stock-based Compensation for additional disclosures related to stock-based compensation.

Net Loss per Share of Common Stock - Basic net loss per common share is computed by dividing net loss income by the weighted average number of shares outstanding during the year. Diluted net loss income per common share is calculated using net loss divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of common stock equivalents calculated using the treasury stock method. See Note 6 – Capital Stock and Earnings per Share, for additional disclosures related to net loss per share.

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

We recognize accrued interest and penalties related to income tax liabilities in selling, general and administrative, in our Consolidated Statements of Operations.

NOTE 3 – ACCOUNTING STANDARDS UPDATE

New Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update, or “ASU”, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard update is effective for annual reporting periods beginning after December 15, 2024. As such, the Company adopted this update prospectively on April 1, 2025. This standard update only affects the disclosures in the Income Taxes footnote.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024 - 03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40), Disaggregation of Income Statement Expenses. The ASU will require the Company to provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of revenue, SG&A, and research and development). The ASU does not change the expense captions an entity presents on the face of the income statement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this update to determine the impact it may have on the disclosures to its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities with a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update affect entities that apply the practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company will adopt the amendments in this update on April 1, 2026 and does not expect a material impact on its consolidated financial statements and disclosures.

NOTE 4 – REVENUE

The Company generates revenue primarily from performance obligations completed under contracts with customers in two main market sectors: defense and precision industrial. The period over which the Company fulfils its obligations can be between three and thirty -six months. The Company invoices and receives related payments based upon performance progress not less frequently than monthly.

Revenue is recognized over-time or at a point-in-time given the terms and conditions of the related contracts. The Company utilizes an inputs methodology based on labor hours, materials, and other estimated costs to complete a contract to measure performance progress. This model best depicts the transfer of control to the customer. The Company’s contract portfolio comprises fixed-price contracts and provides for product and service type revenue.

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Year ended March 31, 2026	$31,223	$421	$31,644
Year ended March 31, 2025	$33,599	$432	$34,031

Revenue by contract type	Over-time	Point-in-time	Totals
Year ended March 31, 2026	$29,576	$2,068	$31,644
Year ended March 31, 2025	$31,323	$2,708	$34,031

As of March 31, 2026, the Company had $52,198 of remaining performance obligations, of which $46,900 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the fiscal years ended:

	March 31, 2026			March 31, 2025
Customer	Amount		Percent	Amount		Percent
Customer A		$3,570	11%		$5,795	17%
Customer B	$	*	* %		$3,327	10%
Customer C		$4,733	15%		$4,947	15%
Customer D		$3,403	11%	$	*	* %
Customer E		$4,756	15%		$7,671	22%
Customer F	$	*	* %		$5,003	15%
Customer G	$	*	* %	$	*	* %
*	Less than 10% of total

The following table depicts total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue in fiscal years ended:

	March 31, 2026		March 31, 2025
Revenue	Amount	Percent	Amount	Percent
Ranor	$8,068	25%	$15,576	46%
Stadco	$8,394	27%	$11,167	33%

In our consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following as of:

		Progress
Contract assets	Unbilled	Payments	Total
March 31, 2026	$26,415	$(15,607)	$10,808
March 31, 2025	$26,059	$(16,472)	$9,587

For the fiscal years ended March 31, 2026 and 2025, we recognized revenue of $1,040 and $2,104 related to our contract liabilities as of the opening balances on April 1, 2025 and 2024. Contract liabilities consist of the following as of:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
March 31, 2026	$1,040	$20,528	$(18,651)	$2,917
March 31, 2025	$2,104	$18,720	$(19,784)	$1,040

NOTE 5 – INCOME TAXES

We account for income taxes under ASC 740, Income Taxes. The following table reflects loss from continuing operations by location, and the provision for income taxes for the applicable fiscal years ended:

	March 31, 2026	March 31, 2025
Loss before income taxes	$(1,633)	$(2,750)
Income tax expense (benefit)	31	(2)
Net loss	$(1,664)	$(2,748)

The Components of the income tax provision consist of the following for the fiscal years ended:	March 31, 2026	March 31, 2025
Current:
Federal	$—	$(1)
State	31	(1)
Foreign	—	—
Total Current	$31	$(2)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Deferred	$—	$—
Total:
Federal	—	(1)
State	31	(1)
Foreign	—	—
Total expense (benefit)	$31	$(2)

Our fiscal 2026 and 2025 taxes were measured at the U.S. statutory income tax rate of 21%. The effective tax rate is calculated by dividing the income tax provision by loss before income taxes. The following table reconciles income taxes computed at the U.S. federal statutory rate to the actual tax expense for income taxes reported in the Consolidated Statements of Operations follows for fiscal year ended:

	March 31, 2026
U.S. statutory income tax	$(343)	21.0%
State income tax, net of federal benefits	27	(1.7)%
Changes in the valuation allowance	415	(25.4)%
Stock compensation	(48)	2.9%
Other nondeductible items	12	(0.7)%
Adjustment to prior year deferred balance	(32)	2.0%
Income tax expense and effective income tax rate*	$31	(1.9)%
*	For the fiscal year ended March 31, 2026, state and local income taxes in California comprised the majority of state and local income tax expense, net of federal effects.

The next table reconciles income taxes computed at the U.S. federal statutory rate to actual tax expense, prior to the adoption of ASU 2023-09 for the fiscal year ended:

March 31, 2025
U.S. statutory income tax	$(577)
State income tax, net of federal benefit	159
Change in valuation allowance	410
Other	6
Income tax benefit	$(2)
Effective tax rate	0.07%

Components of deferred income tax assets and liabilities on:	March 31, 2026	March 31, 2025
Deferred tax assets:
Net operating loss carryforward	$5,390	$6,056
Compensation	226	221
Stock based compensation awards	107	25
Operating leases	838	995
Other items not currently deductible	490	170
Total deferred tax assets	7,051	7,467
Valuation allowance	(6,200)	(5,722)
Net deferred tax assets	851	1,745
Deferred tax liabilities:
Depreciation	(39)	(782)
Operating leases	(812)	(963)
Total deferred tax liabilities	(851)	(1,745)
Deferred taxes, net	$—	$—

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction in the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets at March 31, 2026 and 2025 was $6,200 and $5,722, respectively. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

As of March 31, 2026 we had federal net operating losses of $17,723 which begin to expire in 2034. The Internal Revenue Code provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards on a yearly basis. Also, U.S. tax laws may limit the time during which these loss carryforwards may be applied against future taxes. As such, certain pre-2021 Stadco net operating loss carryforwards available for TechPrecision’s consolidated tax group may be limited, including $9,127 of the total Stadco NOL carryforward available.

We have not accrued any penalties with respect to uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Tax years 2022 and forward remain open for examination.

Income taxes paid, net of refunds	March 31, 2026
Federal	$—
States:
California	4
Other	—
Total State	$4
Foreign	—
Total income taxes paid, net of refunds	$4

NOTE 6 – CAPITAL STOCK and EARNINGS PER SHARE

Common Stock

We had 50,000,000 authorized shares of common stock on March 31, 2026 and 2025, respectively. There were 10,024,469 and 9,751,825 shares of common stock outstanding at March 31, 2026 and 2025, respectively.

Preferred Stock

We have 10,000,000 authorized shares of preferred stock and our board of directors has broad power to create one or more series of preferred stock and to designate the rights, preferences, privileges, and limitations of the holders of such series. There were no shares of preferred stock outstanding at March 31, 2026 and 2025.

Earnings per Share (EPS)

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS includes the effect of common stock equivalents that would be dilutive. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of common stock equivalents calculated using the treasury stock method. The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required under FASB ASC 260.

	March 31,	March 31,
	2026	2025
Basic and diluted EPS
Net loss	$(1,664)	$(2,748)
Weighted average shares – basic and diluted	9,912,839	9,459,164
Net loss per share	$(0.17)	$(0.29)

The following table depicts common stock equivalents that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been antidilutive for the periods presented:

	March 31, 2026	March 31, 2025
Stock options	300,000	542,500
Warrants	686,083	711,083
Restricted stock	53,912	10,000

From time to time, we may enter contracts that are indexed to and are settled in our own stock, such as warrants. Contracts that require settlement in shares are equity instruments and measured at fair value. Subsequent changes in fair value are not recognized if the contracts continue to be classified as equity. In a fiscal 2025 private placement, we recorded the sale of common stock and warrants to purchase shares of our common stock as shareholder’s equity at a combined purchase price of $3.46. The portion of the proceeds received for the stock and warrant that are allocable to the warrant was accounted for as additional paid-in-capital. The allocation was based on the relative fair market values of the two securities at the time of issuance.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date. Expected volatility of 86.4% was based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate of 4.2% was selected based upon yields of five-year U.S. Treasury issues and we used the simplified method to estimate the expected term of the warrants.

NOTE 7 – STOCK-BASED COMPENSATION

Our board of directors, upon the recommendation of the compensation committee of our board of directors, approved the 2016 TechPrecision Equity Incentive Plan, or the “2016 Plan”, on November 10, 2016. Our stockholders approved the 2016 Plan at the Company’s Annual Meeting of Stockholders on December 8, 2016. The 2016 Plan succeeds the 2006 Plan (as defined below) and applies to awards granted after the 2016 Plan’s adoption by the Company’s stockholders. We have designed the 2016 Plan to reflect our commitment to having best practices in both compensation and corporate governance. The Plan shall terminate on the 10-year anniversary of the effective date, and no Awards under the Plan shall thereafter be granted.

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

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected term. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On March 31, 2026, there were 60,635 shares available for grant under the 2016 Plan.

The following table summarizes information about options granted during the two most recently completed fiscal years:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at April 1, 2024	542,500	$1.53	$1,128,825	2.93
Outstanding at March 31, 2025	542,500	$1.53	$456,150	2.08
Exercised	(242,500)	$1.89	$74,905	—
Outstanding at March 31, 2026	300,000	$2.11	$630,462	1.24
Vested or expected to vest at March 31, 2026	300,000	$2.11	$630,462	1.24
Exercisable and vested at March 31, 2026	300,000	$2.11	$630,462	1.24

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on March 31, 2026 and 2025. This amount changes based on the fair value of the Company’s common stock. On March 31, 2026, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding on March 31, 2026 is as follows:

Weighted
Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$2.00-$2.99	300,000	1.24	$2.11	300,000	$2.11

Stock Awards

On August 3, 2023, pursuant to the 2016 Plan, we issued 15,000 shares of restricted common stock to our former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the twelve months ended March 31, 2026 was $37. There is $9 of unrecognized compensation cost related to this award which is expected to be recognized over the next three months.

On November 26, 2024, we issued 45,000 shares of restricted common stock to a former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 15,000 shares of the restricted stock would vest on each of the first, second, and third anniversaries of the effective employment date of September 30, 2024. Fair value was measured on the date of grant, and total recognized compensation cost related to this award was $21. Employment with the Company ended in February 2025. As such, all the shares were canceled and returned to the pool of shares authorized for issuance under the 2016 Plan.

On January 24, 2025, pursuant to the 2016 Plan, we awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock vested and become nonforfeitable on December 19, 2025. The grantee must have served as a director as of the vesting date and must have been continuously serving in such capacity from the grant date through the vesting date. During the period commencing on the grant date and ending on the vesting date, the grantee was not permitted to sell, transfer, pledge, assign or otherwise encumber the common stock. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense was recognized ratably over the vesting period and total recognized compensation cost related to this award for the twelve months ended March 31, 2026 was $135.

On March 31, 2025, pursuant to the 2016 Plan, following the announcement of our newly appointed CFO, we agreed to grant in the amount of $180, restricted shares of our common stock, or 78,261 shares, based on the stock closing price of $2.30. The fair value of $180 will be amortized ratably over a three-year vesting period, following the transition date. Stock-based compensation expense of $60 was recognized for the twelve months ended March 31, 2026. There is $120 of remaining unrecognized compensation cost under this award expected to be recognized over the next twenty-four months.

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

On March 6, 2026, pursuant to the 2016 Plan, the Company issued 67,049 shares, in the aggregate, of common stock to non-employee directors as compensation awards for services rendered in fiscal year 2026 pursuant to agreements with each of the recipients. There were 18,137 shares that were vested immediately, and 48,912 shares that will vest on October 28, 2026. Stock-based compensation expense of $89 was recognized for the twelve months ended March 31, 2026. There is $157 of remaining unrecognized compensation cost under this award expected to be recognized over the next six months.

The total recognized stock-based compensation cost related to all restricted stock awards for the fiscal year ended March 31, 2026 and 2025 was $635 and $103, respectively.

NOTE 8 - CONCENTRATION OF RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk with cash.

For the fiscal years ended March 31, 2026 and 2025, one supplier accounted for 34% and 27%, respectively, of our purchased material.

On March 31, 2026, there were trade accounts receivable balances outstanding from two customers comprising 60% of the total trade receivables balance. On March 31, 2025, there were trade accounts receivable balances outstanding from three customers comprising 75% of the total trade receivables balance. The following table sets forth information regarding trade accounts receivable from customers who accounted for more than 10% of our accounts receivable as of:

	March 31, 2026				March 31, 2025
Customer	Amount		Percent		Amount		Percent
A	$	*	*	%		$239	11%
B	$	*	*	%	$	*	*	%
C	$	*	*	%	$	*	*	%
D	$	*	*	%		$382	17%
E		$1,159	47%			$1,024	47%
F	$	*	*	%	$	*	*	%
G		$335	13%		$	*	*	%
*	less than 10% of total

NOTE 9 - OTHER CURRENT ASSETS

Other current assets included the following as of:	March 31, 2026	March 31, 2025
Prepaid insurance	$255	$236
Prepaid subscriptions	190	169
Prepaid taxes	27	25
Supplier advances	535	—
Deposits	20	30
Other	18	30
Total	$1,045	$490

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment included the following as of:	March 31, 2026	March 31, 2025
Land	$110	$110
Building and improvements	3,294	3,294
Machinery and equipment, furniture, and fixtures	25,723	26,605
Construction-in-progress	147	147
Total property, plant, and equipment	29,274	30,156
Less: accumulated depreciation	(18,400)	(16,365)
Total property, plant and equipment, net	$10,874	$13,791

In fiscal 2026 and 2025, we recorded depreciation expense of $2,049 and $2,087, respectively, in our cost of revenue. In fiscal 2026 and 2025, we recorded disposals with book values of $0 and $1, respectively.

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

NOTE 11 - ACCRUED EXPENSES

Accrued expenses included the following as of:	March 31, 2026	March 31, 2025
Accrued compensation	$1,449	$1,346
Provision for claims	217	236
Provision for contract losses	357	463
Accrued professional fees	546	521
Accrued project costs	1,186	1,009
Other	113	110
Total	$3,868	$3,685

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 12 – DEBT

Long-term debt included the following as of:	March 31, 2026	March 31, 2025
Stadco Term Loan, at 3.79% interest, due August 2028	$1,504	$2,086
Ranor Term Loan, at 6.05% interest, due December 2027	2,081	2,151
Ranor Revolver Loan, due September 2026	3,446	3,150
Stadco equipment financing, at 13.38% interest, due September 2026	6	37
Total debt	$7,037	$7,424
Less: debt issue costs unamortized	$153	$68
Total debt, net	$6,884	$7,356
Less: Current portion of long-term debt	$6,884	$7,353
Total long-term debt, net	$—	$3

Amended and Restated Loan Agreement

On August 25, 2021, the Company entered into the Loan Agreement. Under the Loan Agreement, the Bank will continue to provide the Ranor Term Loan and the revolving line of credit, or the Revolver Loan. In addition, the Bank provided the Stadco Term Loan (as defined below) in the original amount of $4,000. The proceeds of the original Ranor Term Loan of $2,850 were used to refinance existing mortgage debt at Ranor. The proceeds of the Revolver Loan are used for working capital and general corporate purposes of the Company. The proceeds of the Stadco Term Loan were to be used to support the acquisition of Stadco and refinance existing indebtedness of Stadco.

Since December 20, 2021, Ranor and certain affiliates of the Company entered into thirteen separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note that extended the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and May 15, 2026, respectively.

On May 13, 2026, Ranor and the other Borrowers entered into a Fourteenth Amendment to Amended and Restated Loan Agreement and Tenth Amendment to Second Amended and Restated Promissory Note with the Bank. The Amendment, among other things, extends the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026. See Note 17, Subsequent Event.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from the Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7-year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on March 31, 2026 and 2025 were $3 and $18, respectively.

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

Ranor and certain affiliates of the Company entered into four separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note to extend the original maturity date of the Ranor Term Loan from December 20, 2021 to December 15, 2022.

On December 23, 2022, Ranor and certain affiliates of the Company entered into a Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, or the “Amendment”. Effective as of December 20, 2022, and the Amendment, among other things (i) extended the maturity date of the Ranor Term Loan to December 15, 2027, (ii) extended the maturity date of the Revolver Loan from December 20, 2022 to December 20, 2023, (iii) increased the interest rate on the Ranor Term Loan from 5.21% to 6.05% per annum, (iv) decreased the monthly payment on the Ranor Term Loan from $19 to $16, (v) replaces LIBOR as an option for the benchmark interest rate for the Revolver Loan with SOFR, (vi) replaced LIBOR-based interest pricing conventions with SOFR-based pricing conventions, including benchmark replacement provisions, and (vii) solely with respect to the fiscal quarter ending December 31, 2022, lowered the debt service coverage ratio from at least 1.2 to 1.0 to 1.1 to 1.0.

On June 12, 2023, the Company and the Bank executed a waiver under which the parties agreed to exclude from the calculation of capital expenditures for purposes of the Loan Agreement, any such expenditures made by the Company to the extent they are made using funds provided by customers of the Company for the purpose of making such capital expenditures.

On December 20, 2023, Ranor and certain affiliates of the Company entered into a Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, or the “Sixth Amendment”. Effective December 20, 2023, the Sixth Amendment, among other things (i) extended the maturity date of the Revolver Loan from December 20, 2023 to March 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $1,000 in the aggregate for due diligence and related professional costs incurred on or prior to March 20, 2024 in connection with any acquisitions; and (iii) made certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds.

On March 20, 2024, Ranor and certain affiliates of the Company entered into a Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, or the “Seventh Amendment”. Effective March 20, 2024, the Seventh Amendment, among other things (i) extended the maturity date of the Revolver Loan from March 20, 2024 to May 20, 2024; (ii) limited the use of proceeds from the Revolver Loan by the Company or its affiliates to $2,000 in the aggregate for due diligence and related professional costs incurred on or prior to May 10, 2024 in connection with any acquisitions; and (iii) made certain changes to the amount and methods of valuation of equipment securing repayment of the borrowed funds. Through May 20, 2024, Ranor utilized a revolving line of credit with, following certain modifications, a maximum principal amount available of $5,000. Advances under the Revolver Loan are subject to a borrowing base equal to the lesser of (a) $5,000 or (b) the sum of (i)80% of the net outstanding amount of Base Accounts, plus (ii) the lesser of (x) 25% of Eligible Raw Material Inventory, and (y) $250, plus (iii) 80% of the Appraised Value of the Eligible Equipment, as such terms are defined in the Loan Agreement.

On May 28, 2024, Ranor and the other borrowers entered into an Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note with the Bank. Effective May 24, 2024, the Eighth Amendment, among other things, (i) extended the maturity date of the Revolver Loan from May 24, 2024 to August 30, 2024; (ii) amended the maximum principal amount of the Revolver Loan from $5,000 to $4,500; and (iii) effective on June 1, 2024, increased the Term SOFR Margin (as defined in the Amendment) used to calculate the interest rate from 2.25% per annum to 2.50% per annum.

Between September 4, 2024 and May 13, 2026, Ranor and the other borrowers entered into six additional amendments with the Bank, to extend the maturity date of the Revolver Loan to September 15, 2026.

The Company agrees to pay to the Bank, as consideration for the Bank’s agreement to make the Revolver Loan available, a nonrefundable Revolver Loan fee equal to 0.25% per annum (computed based on a year of 360 days and actual days elapsed) on the difference between the amount of: (a) $4,500, and (b) the average daily outstanding balance of the Revolver Loan during the quarterly period then ended. All Revolver Loan fees are payable quarterly in arrears on the first day of each January, April, July and October and on the Revolver Maturity Date, or upon acceleration of the Revolver Loan, if earlier. Interest-only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Under the amended promissory note for the Revolver Loan, the Company pays interest at the Term SOFR-based rate.

Interest expense under the Revolver Loan during the fiscal year ended March 31, 2026 and 2025 was $200 and $197, respectively. The weighted average interest rate as of March 31, 2026 and 2025 was 6.70% and 7.47%, respectively. The weighted average amount outstanding during the fiscal year ended March 31, 2026 and 2025 was $2,983 and $2,600, respectively. On March 31, 2026 and 2025, there was $3,446 and $3,150, respectively, outstanding under the Revolver Loan. Unused borrowing capacity as of March 31, 2026 and 2025 was $1,054 and $1,256, respectively.

Unamortized debt issue costs on March 31, 2026 and 2025 were $150 and $50, respectively.

Loan Covenants

For purposes of this discussion, Ranor and Stadco are referred to together as the “Borrowers”. The Company agreed to maintain compliance with certain financial covenants under the Loan Agreement. Namely, the Borrowers agree to maintain the ratio of the Cash Flow of TechPrecision-to-the Total Debt Service of TechPrecision of not less than 1.20 to 1.00, measured quarterly on the last day of each fiscal quarter, or annual period of TechPrecision on a trailing 12-month basis. Calculations will be based on the audited (year-end) and unaudited (quarterly) consolidated financial statements of TechPrecision. Quarterly tests are measured based on the financial statements included in the Company’s quarterly reports on Form 10-Q within 60 days of the end of each quarter, and annual tests will be measured based on the financial statements included in the Company’s annual reports on Form 10-K within 120 days after the end of each fiscal annual period. Cash Flow means an amount, without duplication, equal to the sum of net income of TechPrecision plus (i) interest expense, plus (ii) taxes, plus (iii) depreciation and amortization, plus (iv) stock based compensation expense taken by TechPrecision, plus (v) non-cash losses and charges and one time or non-recurring expenses at the Bank’s discretion, less (vi) the amount of cash distributions, if any, made to stockholders or owners of TechPrecision, less (vii) cash taxes paid by the TechPrecision, all as determined in accordance with U.S. GAAP. “Total Debt Service” means an amount, without duplication, equal to the sum of (i) all amounts of cash interest paid on liabilities, obligations, and reserves of TechPrecision paid by TechPrecision, (ii) all amounts paid by TechPrecision in connection with current maturities of long-term debt and preferred dividends, and (iii) all payments on account of capitalized leases, all as determined in accordance with U.S. GAAP.

The Borrowers agreed to cause their Balance Sheet Leverage to be less than or equal 2.50 to 1.00. For purposes of this covenant, “Balance Sheet Leverage” means, at any date of determination, the ratio of Borrowers’ (a) Total Liabilities, less Subordinated Debt, to (b) Net Worth, plus Subordinated Debt.

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

The Borrowers agree that their combined annual capital expenditures shall not exceed $1,500. Compliance shall be tested annually. On June 12, 2023, the Company and the Bank executed a waiver under which the Bank waived the Company’s noncompliance with the capital expenditure limit and acknowledged that specified capital expenditures can be excluded from the calculation of the Borrowers combined annual expenditures for the fiscal year ended March 31, 2024. For the fiscal years ended March 31, 2026 and 2025, the Company, including specified capital expenditures, exceeded combined annual capital expenditures of $1,500.

The Company was also not in compliance with the balance sheet leverage covenant as of March 31, 2026. As of March 31, 2025, the Company was also not in compliance with the debt service ratio and the balance sheet leverage covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our consolidated balance sheet.

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

Stadco Equipment Financing

Stadco entered into a two-year equipment financing agreement dated May 1, 2024 to purchase certain computer hardware for $65. On the last day of each month, Stadco will make monthly payments of $3, with all remaining outstanding amounts paid in full on April 30, 2026.

NOTE 13 - OTHER NONCURRENT LIABILITY

Under an addendum to a contract purchase order, one of our customers agreed to reimburse the Company for the cost of certain new equipment. Payments are received as the Company incurs construction costs. All payments have been received under this contract. In case of a contract breach, at the time of the breach, the customer may claw back the funds based on a prorated ten-year straight-line annual declining balance recovery period. This liability amount is included in the Company’s consolidated balance sheets as a noncurrent liability.

In September 2023, we signed an agreement to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during fiscal 2025 and 2026. Advance payments from the customer accrue in the Company’s consolidated balance sheets as a noncurrent liability.

As of March 31, 2026, and March 31, 2025, a total of $2,793 and $3,235, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, on December 15, 2022, Stadco began to make monthly installment payments on the unpaid balance beginning in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s consolidated balance sheet as a current and noncurrent liability as of March 31, 2026, and 2025 for $221 and $775, and $221 and $995, respectively.

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

On August 11, 2025, Ranor signed an agreement to lease a copier over a period of five years. The equipment was placed in service on October 1, 2025, and annual lease payments total approximately $7.

The following table lists our right-of-use assets and liabilities on our consolidated balance sheets on:

	March 31, 2026	March 31, 2025
Finance lease:
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	92	65
Amortization	(3,171)	(2,426)
Right of use asset, net	$3,550	$4,268
Lease liability – operating lease	$3,639	$4,398
Lease liability – finance leases	25	10
Total lease liability	$3,664	$4,408

Other supplemental information regarding our leases is contained in the following tables:

Components of lease amortization for the year ended:	March 31, 2026	March 31, 2025
Operating lease amortization	$733	$700
Finance lease amortization	$12	$9
Finance lease interest	$1	$—

Weighted average lease term and discount rate at:	March 31, 2026	March 31, 2025
Lease term (years) – operating lease	4.50	5.25
Lease term (years) – finance lease	4.08	1.00
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	7.5%	3.2%

Supplemental cash flow information related to leases for the year ended:	March 31, 2026	March 31, 2025
Cash used in operating activities	$939	$939
Cash used in financing activities	$12	$9

Maturities of lease liabilities on March 31, 2026 for the following periods:

April 1, 2026 – March 31, 2027	$945
April 1, 2027 – March 31, 2028	945
April 1, 2028 – March 31, 2029	945
April 1, 2029 – March 31, 2030	945
April 1, 2030 – September 30, 2030	162
Total lease payments	$3,942
Less: imputed interest	278
Total	$3,664

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred, and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. We review and adjust any provisions quarterly to reflect the effect of negotiations, settlements, rulings, and advice. There are no recorded provisions for litigation matters as of March 31, 2026 and 2025.

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at March 31, 2026 for future executive salaries was $615.

Purchase Commitments

As of March 31, 2026, we had $2,805 in outstanding purchase obligations, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also had $13,247 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 13 – Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has two defined contributions and savings plans that cover substantially all employees who have completed 90 days of service. The Company contributed the following amounts to the plan during the fiscal years ended:

	March 31, 2026	March 31, 2025
Company contributions	$90	$84

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

Our Chief Executive Officer, or CEO, is the Chief Operating Decision Maker, or CODM, and evaluates the performance of our segments based upon, among other things, segment revenue and operating profit. The CODM uses the operating profit metric to evaluate segment results of operations and the financial measure that provides insight into our overall performance and financial position.

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	March 31, 2026			March 31, 2025
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$16,946	$15,306	$32,252	$18,165	$15,998	$34,163
Intersegment elimination	(56)	(552)	(608)	—	(132)	(132)
Revenue, net	16,890	14,754	31,644	18,165	15,866	34,031
Cost of revenue	10,566	16,103	26,669	12,491	17,211	29,702
Selling, general, and administrative (1)	2,552	2,788	5,340	2,545	3,298	5,843
Profit (loss) from operations	3,772	(4,137)	(365)	3,129	(4,643)	(1,514)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(702)			(225)
Costs related to terminated acquisition			—			(419)
Consolidated operating loss			(1,067)			(2,158)
Other expense, net			(81)			(51)
Interest expense			(485)			(541)
Consolidated loss before income taxes			$(1,633)			$(2,750)
Total assets	$11,669	$20,603	$32,272	$11,781	$21,746	$33,527
Property, plant and equipment, net	5,344	5,530	10,874	7,247	6,544	13,791
Depreciation and amortization	1,047	1,747	2,794	1,044	1,752	2,796
Gross capital expenditures (3)	3,265	—	3,265	4,052	70	4,122
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.
(3)	Certain expenditures are reimbursed under the programs described in Note 14 – Other noncurrent liability.

NOTE 17 – SUBSEQUENT EVENT

Ranor, Inc. along with certain affiliates of the Company entered into that certain Amended and Restated Loan Agreement with the Bank on August 25, 2021 under which, among other things, the Bank provided a revolving line of credit loan to the Borrowers which currently has a maximum principal amount of $4,500. Under the Amended and Restated Loan Agreement and related loan documents, as further amended, the Revolver Loan had a maturity date of May 15, 2026. On May 13, 2026, Ranor and the other Borrowers entered into a Fourteenth Amendment to Amended and Restated Loan Agreement and Tenth Amendment to Second Amended and Restated Promissory Note with the Bank.

The Fourteenth Amendment, among other things, (i) extends the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026, (ii) adds covenants from the Borrowers to: (a) provide by July 31, 2026 (or such later date agreed by the Bank in its sole discretion) a term sheet for a refinancing to repay outstanding obligations under the Amended and Restated Loan Agreement by September 15, 2026; if not provided by July 31, 2026, then the Borrowers shall provide access to Beacon to conduct field examinations of all assets, and appraisals of all collateral, of Borrowers at all locations where assets may be located; and (b) cooperate with and pay for a lender-ordered appraisal of one of the Company’s properties; and (iii) adds a failure-to-perform fee of $15 if any amounts remain outstanding under the Amended and Restated Loan Agreement after September 15, 2026, with nonpayment constituting an event of default.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, the Company’s internal control over financial reporting was not effective as of March 31, 2026, due to the material weaknesses described below.

Material Weaknesses

We identified four material weaknesses in our internal control over financial reporting as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified the following material weaknesses:

1)	Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting and the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition.
2)	Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenues and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the year ended March 31, 2025.
3)	Accounting for impairment of long-lived assets - in the fourth quarter of fiscal 2025 we engaged a third-party specialist to perform an impairment test on the recoverability of long-lived assets triggered by a history of operating losses at Stadco. Because of our inability to close the Stadco books in a timely manner, extra time was required to complete certain tasks with respect to the impairment test, and we were not able to execute a timely management review of the valuation report. Because of this material weakness, we made a late journal entry to our general ledger which was subsequently reversed while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K. The demand on corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy accounting system and intensifies during the quarterly closings.
4)	Segregation of duties - Duties are logically divided among people and processes to mitigate risks and meet financial reporting objectives. Inadequate segregation of duties could result in misappropriation of assets or intentional misstatements in the financial statements. Management performs an annual assessment including planning, scoping, documentation, and testing of controls. As a result of the assessment, we discovered that in fiscal 2025, we operated for a brief period when our interim CFO/Controller assumed roles as a reviewer and journal entry preparer with access to the general ledger and other financial reporting programs and spreadsheets. These conditions were temporary and existed during a brief period as the Company transitioned to our new CFO on March 31, 2025.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the fiscal years presented in accordance with U.S. GAAP.

Remediation of Material Weaknesses

For the fiscal year ended March 31, 2026, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses.

In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan to take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of fiscal 2026:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and will implement new controls as required. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the Votaw acquisition. The specialist was hired primarily to ensure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the Votaw acquisition. Ultimately, the Votaw acquisition process terminated, but the Company enhanced its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions. We will document the required evidence that needs to be maintained (e.g., checklists, signatures) for each existing and new internal control and communicate the requirements to key stakeholders. We will review and test our controls and procedures again with the next acquisition target before making a final validation on operating effectiveness.
2)	Stadco accounting - For the fiscal year ended March 31, 2026, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we continue to transition the accounting function to the CFO office in Massachusetts, where expert and experienced personnel are in-place to execute a plan to a) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, b) improve the reliability of financial reporting, and c) ensure continued compliance with generally accepted accounting principles and applicable laws and regulations. We implemented these measures during fiscal 2024, 2025 and 2026, and we will monitor progress during fiscal 2027 as we facilitate remediation of the material weakness.
3)	Accounting for impairment of long-lived assets - We will continue to engage a third-party specialist with the requisite knowledge to perform all required testing in connection with the impairment of long-lived assets. This specialist worked with the Company on acquisition activities in connection with the Stadco purchase. We identified the late journal entry as a control gap, i.e., the controls design was effective but did not operate as designed. Management will develop and implement a formal policy with related procedures to supplement existing controls to ensure a timely evaluation of triggering events and changes in circumstances that may indicate an impairment of long-lived assets. We will review and test the process again during the next impairment testing date before making a final validation on operating effectiveness.
4)	Segregation of duties - This conflict has been resolved with the hiring of a new CFO on March 31, 2025, as duties are properly segregated under the CFO and controller’s office. We will continue to assess scoping, documentation, and testing of controls under the financial reporting function during the next fiscal year before making a final validation on operating effectiveness.

Management believes that the above actions continue the process of remediation for the material weakness as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

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

Changes in Internal Control over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal year ended March 31, 2026 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Item 9B.    Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Name	Age	Position
Victor E. Renuart Jr.(1)(3)	75	Chair of the Board
Robert D. Straus(2)(3)	55	Vice-Chair of the Board
Andrew A. Levy(1)(2)	79	Director
Walter M. Schenker(1)(3)	79	Director
Alexander Shen	64	Director; Chief Executive Officer
(l)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Robert D. Straus currently serves as Vice Chair of the Board, Chair of the Nominating & Governance Committee and a member of the Compensation Committee. Mr. Straus is an institutional portfolio manager with 25 years of proven experience investing in and serving as an advisor to C-suite executives or public and private companies. Since August 2025, Mr. Straus has served as the General Partner and Investment Manager at Aquidneck Advisors LLC, an investment firm that leverages extensive board and constructive activism experience to identify and trigger latent catalysts in undervalued, publicly traded companies. Since March 31, 2025, Mr. Straus has served as a consultant-special projects at Wynnefield Capital, Inc. (“WCI”), an investment firm specializing in private and small-cap publicly-traded companies. From April 2015 to March 2025, Mr. Straus served as a portfolio manager at WCI. Since June 2017, Mr. Straus has served on the board of directors of Nature’s Sunshine (NATR), a NASDAQ CM listed company manufacturing and distributing nutritional supplements, where he serves as the Chair of the Compensation Committee and a member of the Audit Committee. From January 2018 to October 2022, Mr. Straus served on the board of directors of S&W Seed Company, a NASDAQ Global Market listed company during that period, where he served as member of the board’s audit committee and M&A strategy committee. Mr. Straus continues to serve from time to time on the boards of various other private and non-profit companies. Mr. Straus received a Bachelor of Science in Business Administration from the University of Hartford - Barney School of Business and a Master of Business Administration from Bentley University - McCallum Graduate School of Business.

Mr. Straus’ extensive investment, financial, capital allocation and strategic initiative analysis expertise, as well as his significant corporate governance and executive compensation experience serving as a director and board committee member of publicly traded companies provide him with unique skills, insights and qualifications to serve as a member of the Company’s Board of Directors.

Andrew A. Levy has been a member of our board of directors since March 2009. He was a co-founder of Techprecision Corp in 2006. Mr. Levy practiced tax and corporate law with two large firms in New York City from 1972 to 1978. Since 1978 Mr. Levy has served as President of Redstone Capital Corporation, a boutique investment banking firm. From 2004 Mr. Levy was Chairman of Universal Aerospace Corp. until its sale to private equity in 2016. Mr. Levy was Chaiman of Fraser Volpe Corporation, a defense electro-optical firm, from 2003 to its sale in 2017. Mr. Levy holds a B.S. in Engineering, summa cum laude, from Yale University and a J.D., cum laude, from Harvard Law School.

Mr. Levy combines an engineering and legal background that enables him to understand the operational aspects of our business and an investment banking background that qualifies him to assess our growth strategies.

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

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy (the “Policy”) governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees, and the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. The Policy applies to directors, officers and employees of the Company and its subsidiaries. Among other things, the Policy prohibits trading in the Company’s securities if a director, officer or employee is aware of material non-public information (except for transactions pursuant to a written plan that has been adopted in conformity with Rule 10b5-1 under the Exchange Act and pre-cleared with the Company). These individuals are also prohibited from disclosing material non-public information about the Company to any other persons. The Policy also sets forth information with respect to restricted trading periods, pre-clearance procedures and Section 16 compliance. It also contains prohibitions on specific types of trading in the Company’s securities, including short sales, publicly traded options and hedging transactions, that are designed to mitigate or avoid risks associated with long-term ownership of the Company’s securities, as well as holding shares in margin accounts or pledging shares. The Company’s Policy is filed as an exhibit to this Annual Report on Form 10-K for the year ended March 31, 2026.

Item 11.    Executive Compensation

Summary Compensation Table

The Company’s executive officers during the course of the 2026 fiscal year, based on relevant SEC rules, are set forth below as information for the fiscal years indicated relating to the compensation of (i) Alexander Shen, our chief executive officer, or CEO, and our principal executive officer, or PEO, who also serves as the President of Ranor, Inc., a wholly owned subsidiary of the Company, and (ii) Phillip Podgorski as our Chief Financial Officer, or CFO, effective as of April 8, 2025 to the present, and (iii) Barbara Lilley, who served as our Interim Chief Financial Officer from March 7, 2025 to April 8, 2025. Together, such individuals are referred to as our Named Executive Officers.

	Fiscal			Option	Stock	All Other
Name and Position	Year	Salary	Bonus	Awards(1)	Awards	Compensation	Totals
Alexander Shen	2026	$352,693	$500	—	—	$3,854	$357,047
Chief Executive Officer	2025	$334,423	$500	—	—	$2,844	$337,767
Phillip Podgorski(2)	2026	$266,020	$110,500	—	$60,000	$—	$436,520
Chief Financial Officer	2025	$—	$—	—	—	$—	$—
Barbara Lilley	2026	$200,770	$—	—	—	$—	$200,770
Interim CFO(3)	2025	$120,000	$500	—	—	$395	$120,895
(1)	There were no option awards granted during fiscal 2026 and 2025.
(2)	Mr. Podgorski was appointed Chief Financial Officer of the Company effective as of April 8, 2025.

(3)

On March 7, 2025, the Company appointed Ms. Lilley, the Controller of Ranor, Inc., one of the Company’s operating subsidiaries, to serve as Interim CFO, principal financial officer and principal accounting officer, until April 8, 2025.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Alexander Shen(1)	250,000	—	$2.00	December 26, 2026
(1)	Two-thirds of the options granted to Mr. Shen on December 27, 2016 were vested on the grant date. Subject to Mr. Shen’s continuous employment with the Company through the vesting date, the remaining 83,334 options vested on the first anniversary of the grant date.

Employment Agreements

As of March 31, 2026, we had employment agreements with each of our Named Executive Officers.

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

Phillip Podgorski Employment Agreement

On March 31, 2025, the Company executed an employment agreement with Mr. Podgorski (the “CFO Employment Agreement”) to serve as the Chief Financial Officer of the Company.

Pursuant to the CFO Employment Agreement, Mr. Podgorski receives an annual base salary of $265,000, which shall be increased an additional $10,000 on each of March 31, 2026 and March 31, 2027 and thereafter may be increased by order of the CEO, the Compensation Committee of the Board or the full Board; and received: (i) a relocation bonus of $50,000, (ii) a first year bonus of $60,000, and (iii) a one-time grant of 78,261 shares of the Company’s common stock pursuant to the TechPrecision Corporation 2016 Equity Incentive Plan, as amended (the 2016 Plan), which shall vest in equal amounts annually for three years starting on March 31, 2026. Under the Employment Agreement, Mr. Podgorski also will be eligible to participate in Company benefits provided to other senior executives as well as benefits available to Company employees generally.

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

2016 Plan

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

As of March 31, 2026, 152 employees and four non-employee directors are eligible to participate in the 2016 Plan, and there were outstanding options granted under the 2016 Plan to purchase 300,000 shares of our Common Stock with a weighted-average exercise price of $2.11. This amount included options granted to our chief executive officer to purchase 250,000 shares of our Common Stock. As of March 31, 2026, the closing price of our Common Stock was $3.01 per share.

Additional Retirement Benefits

During fiscal 2026, our chief executive officer and chief financial officer each participated in our qualified 401(k) plan that provides participants the opportunity to defer taxation on a portion of their income, up to limits set forth in the Internal Revenue Code and receive a matching Company contribution.

Compensation Policies and Practices and Risk Management

One of the responsibilities of our board of directors, in its role in setting executive compensation and overseeing our various compensation programs, is to ensure that our compensation programs are structured so as to discourage inappropriate risk-taking. We believe that our existing compensation practices and policies for all employees, including executive officers, mitigate against this risk by, among other things, providing a meaningful portion of total compensation in the form of equity incentives. These equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and to encourage employees to focus on sustained stock price appreciation. In addition, our existing compensation policies attempt to discourage employees from taking excessive risks to achieve individual performance objectives such as annual cash incentive compensation and long-term incentive compensation which are based upon balanced company-wide, business unit and individual performance and base salaries structured to be consistent with an employee’s responsibilities and general market practices. The board of directors, as a whole, is responsible for monitoring our existing compensation practices and policies and investigating applicable enhancements to align our existing practices and policies with avoidance or elimination of risk and the enhancement of long-term stockholder value.

Board of Directors Compensation

Fees and Equity Awards for Non-Employee Directors

The annual fee structure for non-employee directors is as follows:

Fee Category	Fees
Non-employee directors	$24,000
Chair - Audit Committee	$7,500
Chairman of the Board	$20,000
Chair - Compensation or the Nominating and Governance Committee	$5,000

In addition, our board of directors receives an annual grant of $45,000 of restricted stock under the 2016 TechPrecision Equity Incentive Plan (the “2016 Plan”), which shall vest on the one-year anniversary of the annual stockholders’ meeting immediately prior to such grant, subjected to continued service.

Director Compensation Table

The following table sets forth compensation paid to each non-employee director who served during the fiscal year ended March 31, 2026.

	Fees	Stock
Name	Earned(1)	Awards(2)(3)	Totals
Andrew Levy	$14,500	$117,426	$131,926
Walter M. Schenker	$15,750	$118,676	$134,426
Eugene Renuart, Jr.	$22,000	$72,626	$94,626
Robert Straus	$14,500	$65,126	$79,626
(1)

The members of the board of directors received one-half of the cash fees they were entitled to for fiscal 2026 in cash. The remaining one-half of all fees for fiscal 2026. service were paid in the form of Common Stock and, therefore, are reported in the Stock Awards column.

(2)

Represents the aggregate grant date fair value of Stock Awards computed in accordance with ASC Topic 718. Key assumptions in calculating these amounts are outlined in Note 7 to our Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The Stock Awards consist of the following, which in the case of clauses (ii) and (iii) were granted pursuant to the 2016 Plan: (i) for Mr. Levy and Mr. Schenker only, an October 2, 2025 issuance of Common Stock with a fair value of $52,300 as compensation for services rendered in fiscal 2025; (ii) for each non-employee director, a March 6, 2026 grant of $45,000 of restricted stock as compensation for services rendered in fiscal 2026 that will vest October 28, 2026 (the one year anniversary of the annual meeting), subject to continued service until such date; and (iii) a March 6, 2026 issuance of Common Stock equal to one-half of the cash fees each director was entitled to for fiscal 2026 service (Mr. Levy and Mr. Straus - $14,000 each; Mr. Schenker - $15,750; and Mr. Renuart, Jr. - $22,000).

(3)	The aggregate number of stock awards outstanding for each director as of March 31, 2026 is as follows:

Name	Shares Subject to Stock Awards Outstanding
Andrew Levy	16,168
Walter M. Schenker	16,507
Eugene Renuart, Jr.	18,206
Robert Straus	16,168

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no individuals or entities known by TechPrecision (through their Section 13 filings), excluding directors and Named Executive Officers, to own more than 5% of the outstanding Common Stock as of June 16, 2026.

The following table provides information as to shares of our Common Stock beneficially owned, as of June 16, 2026, by:

●	each of our current directors;
●	each Named Executive Officer; and
●	all current directors and executive officers as a group.

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of our Common Stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock that may be acquired upon exercise of stock options if they are vested and exercisable within 60 days of the measurement date, June 16, 2026. As of June 16, 2026, there were 10,078,381 shares of our Common Stock outstanding.

Except as otherwise indicated, the address of each person listed below is c/o TechPrecision Corp., 1 Bella Drive, Westminster, MA 01473.

	Shares of
Name	common stock	Percentage
Victor Renuart	*	*
Andrew A. Levy(1)	406,986	4.04%
Robert Straus	229,889	2.28%
Walter M. Schenker(2)	395,629	3.93%
Alexander Shen(3)	479,793	4.76%
Phillip Podgorski	*	*
All executive officers and directors as a group (six individuals)(4)	1,544,223	15.32%
*	Percentage of shares beneficially owned does not exceed one percent of the class.
(1)	Includes 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 16, 2026.
(2)

According to a Schedule 13D filed by Maz Partners LP (“MAZ Partners”), MAZ Capital Advisers, LLC (“MAZ Capital”) and Mr. Schenker on February 13, 2018, MAZ Partners, MAZ Capital and Mr. Schenker share voting and dispositive power over 300,902 shares of the Company’s common stock, which are included in this amount. Mr. Schenker is the sole managing member of MAZ Capital, which is the sole general partner of MAZ Partners. This amount also includes (a) 25,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 16, 2026, and (b) 14,500 shares of common stock held in an IRA account of Mr. Schenker over which Mr. Schenker has sole voting and sole dispositive power.

(3)	Includes 250,000 shares of common stock that may be acquired pursuant to stock options that may be exercised within 60 days of June 16, 2026.
(4)	Includes 300,000 shares of Common Stock issuable upon the exercise of stock options granted to executive officers and/or directors that may be exercised within 60 days of June 16, 2026.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of March 31, 2026.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	300,000	$2.11	60,635

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

Related Person Transactions

We are not aware of any transactions, since April 1, 2025, or any proposed transactions, in which the Company was a party, where the amount involved exceeded $120 and in which a director, executive officer, holder of more than 5% of our Common Stock, any member of the immediate family of any of the foregoing persons or any other “related person” (as defined under the rules of the SEC), had or will have a direct or indirect material interest.

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

Item 14.    Principal Accountant Fees and Services

The following is a summary of fees for professional services rendered by our independent registered public accounting firm for the years ended:

	March 31, 2026	March 31, 2025
Audit Fees	$480,838	$569,666
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$480,838	$569,666

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

Tax fees.   There were no fees paid to our independent registered public accounting firm for tax compliance, tax advice and tax planning services for the fiscal years ended March 31, 2026 and 2025.

All other fees.   There were no other fees paid to our independent registered public accounting firm for services not captured in any of the above three categories for the fiscal years ended March 31, 2026 and 2025.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services provided by the independent registered public accounting firm in fiscal 2026 and fiscal 2025 were pre-approved by the Audit Committee.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2026 and 2025

Consolidated Statements of Operations for the years ended March 31, 2026 and 2025

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2026 and 2025

Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

2.1	Stock Purchase Agreement among TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC, and the stockholders of Stadco, dated as of October 16, 2020	8-K	000-51378	October 20, 2020	2.1
2.2	Amendment to Stock Purchase Agreement, dated as of December 15, 2020, between TechPrecision Corporation, Stadco New Acquisition, LLC, Stadco, Stadco Acquisition, LLC and Douglas A. Paletz	8-K	000-51378	February 3, 2021	10.2
2.3	Third Amendment to Stock Purchase Agreement, dated as of July 20, 2021, among TechPrecision Corporation, Stadco New Acquisition, LLC, STADCO, Stadco Acquisition, LLC and Douglas A. Paletz, as stockholders’ representative	8-K	000-51378	July 26, 2021	2.1
2.4*	Stock Purchase Agreement, dated November 22, 2023, by and between TechPrecision Corporation and Doerfer Corporation	8-K	001-41698	November 29, 2023	2.1
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of TechPrecision Corporation	8-K	000-51378	February 23, 2023	3.1
3.3	Second Amended and Restated By-laws of the Registrant	8-K	000-41698	August 14, 2025	3.1
3.4	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.5	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
4.1	Description of Securities	10-K	001-41698	September 13, 2024	4.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

4.2	Form of Purchaser Warrant	8-K	001-41698	July 10, 2024	4.1
4.3	Form of Placement Agent Warrant	8-K	001-41698	July 10, 2024	4.2
10.1†	Non-Qualified Stock Option Award Agreement, dated as of December 27, 2016, from TechPrecision Corporation to Alexander Shen	8-K	000-51378	December 28, 2016	10.3
10.2†	TechPrecision Corporation 2016 Equity Incentive Plan	10-Q	000-51378	February 14, 2017	10.4
10.3†	First Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	000-51378	February 15, 2022	10.1
10.4†	Second Amendment to TechPrecision Corporation 2016 Equity Incentive Plan	8-K	001-41698	August 14, 2025	10.1
10.5†	2006 Long-term Incentive Plan, as restated effective November 22, 2010	10-Q	000-51378	February 14, 2011	10.2
10.6†	Form of Option Award Agreement for Directors	8-K	000-51378	June 17, 2013	10.1
10.7†	Form of Restricted Stock Award Agreement	8-K	000-51378	March 20, 2014	10.1
10.8†	Form of Restricted Stock Award	8-K	000-51378	December 10, 2018	10.1
10.9†	Employment Agreement, dated November 14, 2014, between TechPrecision Corporation and Alexander Shen	8-K	000-51378	November 20, 2014	10.1
10.10	Amended and Restated Loan Agreement, dated as of August 25, 2021, among Ranor, Inc., Stadco New Acquisition, LLC, Westminster Credit Holdings, LLC, STADCO and Berkshire Bank	8-K	000-51378	August 30, 2021	10.11
10.11	First Amendment to Amended and Restated Loan Agreement and First Amendment to Promissory Note, dated as of December 17, 2021, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 20, 2021	10.1
10.12	Second Amendment to Amended and Restated Loan Agreement and Second Amendment to Promissory Note, dated as of March 18, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	March 21, 2022	10.1
10.13	Third Amendment to Amended and Restated Loan Agreement and Third Amendment to Promissory Note, dated as of June 16, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	June 23, 2022	10.1
10.14*	Fourth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Promissory Note, dated as of September 15, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	September 19, 2022	10.1
10.15*	Fifth Amendment to Amended and Restated Loan Agreement, Fifth Amendment to Promissory Note and First Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2022, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-51378	December 30, 2022	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.16*	Sixth Amendment to Amended and Restated Loan Agreement and Second Amendment to Second Amended and Restated Promissory Note, effective as of December 20, 2023, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	January 5, 2024	10.1
10.17	Seventh Amendment to Amended and Restated Loan Agreement and Third Amendment to Second Amended and Restated Promissory Note, effective as of March 20, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	April 9, 2024	10.1
10.18	Eighth Amendment to Amended and Restated Loan Agreement and Fourth Amendment to Second Amended and Restated Promissory Note, executed on May 28, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	001-41698	June 3, 2024	10.1
10.19	Ninth Amendment to Amended and Restated Loan Agreement and Fifth Amendment to Second Amended and Restated Promissory Note, executed on September 4, 2024, and effective as of August 30, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	September 10, 2024	10.1
10.20	Tenth Amendment to Amended and Restated Loan Agreement and Sixth Amendment to Second Amended and Restated Promissory Note, executed on December 19, 2024, and effective as of May 24, 2024, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	December 26, 2024	10.1
10.21	Eleventh Amendment to Amended and Restated Loan Agreement and Seventh Amendment to Second Amended and Restated Promissory Note, executed on April 28, 2025, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	May 1, 2025	10.1
10.22	Twelfth Amendment to Amended and Restated Loan Agreement and Eighth Amendment to Second Amended and Restated Promissory Note, executed on August 28, 2025, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Berkshire Bank	8-K	000-41698	August 29, 2025	10.1
10.23	Thirteenth Amendment to Amended and Restated Loan Agreement and Ninth Amendment to Second Amended and Restated Promissory Note, executed on January 12, 2026, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Beacon Bank & Trust, successor by merger to Berkshire Bank	8-K	000-41698	January 14, 2026	10.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

10.24	Fourteenth Amendment to Amended and Restated Loan Agreement and Tenth Amendment to Second Amended and Restated Promissory Note, executed on May 13, 2026, by and among Ranor, Inc., Stadco New Acquisition, LLC, Stadco, Westminster Credit Holdings, LLC and Beacon Bank & Trust, successor by merger to Berkshire Bank	8-K	000-41698	May 19, 2026	10.1
10.25	Amended and Restated Loan Purchase and Sale Agreement, dated as of April 23, 2021, between Stadco New Acquisition, LLC and Sunflower Bank, N.A.	8-K	000-51378	April 29, 2021	10.1
10.26	Amendment to Amended and Restated Loan Purchase and Sale Agreement, dated as of June 28, 2021, between Stadco New Acquisition, LLC, Stadco, Stadco Acquisition LLC and Stadco Mexico, Inc. and Sunflower Bank, N.A.	8-K	000-51378	June 29, 2021	10.1
10.27	Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, dated July 1, 2010, between the Landlord and Stadco	8-K	000-51378	August 30, 2021	10.1
10.28	Amendment to the Amended and Restated Standard Industrial/Commercial Single-Tenant Lease – Net, effective as of August 24, 2021, between the Stadco and the Landlord*	8-K	000-51378	August 30, 2021	10.2
10.29#	Payment Agreement between Stadco and LADWP	8-K	000-51378	February 3, 2023	10.1
10.30*	Form of Securities Purchase Agreement between TechPrecision Corporation and the purchasers signatory thereto dated July 3, 2024	8-K	001-41698	July 10, 2024	10.1
10.31	Form of Placement Agent Agreement between the Company and Wellington Shields & Co. LLC dated July 3, 2024	8-K	001-41698	July 10, 2024	10.2
10.32†	Employment Agreement, dated March 16, 2025, between TechPrecision Corporation and Phillip E. Podgorski	8-K	001-41698	April 1, 2025	10.1
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant	10-K	001-41698	September 13, 2024	21.1
23.1	Consent of CBIZ CPAs PC					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Clawback Policy	10-K	001-41698	September 13, 2024	97.1

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed Herewith

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2026 and 2025; (ii) the Consolidated Statements of Operations for the years ended March 31, 2026 and 2025; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2026 and 2025; (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025; and (v) the Notes to the Consolidated Financial Statements.

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

TechPrecision Corporation

June 25, 2026	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Shen	Chief Executive Officer, Director	June 25, 2026
Alexander Shen	(Principal Executive Officer)

/s/ Phillip E. Podgorski	Chief Financial Officer	June 25, 2026
Phillip E. Podgorski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor E. Renuart	Chairperson	June 25, 2026
Victor E. Renuart

/s/ Robert D. Straus	Director	June 25, 2026
Robert D. Straus

/s/ Andrew A. Levy	Director	June 25, 2026
Andrew A. Levy

/s/ Walter M. Schenker	Director	June 25, 2026
Walter M. Schenker