Form 10-Q
period 2026-06-30
TECHPRECISION CORP
filed 2026-08-13
CIK 1328792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐      Yes      ☒      No

The number of shares outstanding of the registrant’s common stock as of August 6, 2026, was 10,100,311.

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
(dollars in thousands, except share and per share data)	2026	2026
ASSETS
Current assets:
Cash	$279	$431
Accounts receivable	3,073	2,488
Contract assets	10,400	10,808
Raw materials	2,025	1,927
Work-in-process	1,155	1,027
Other current assets	396	1,045
Total current assets	17,328	17,726
Property, plant and equipment, net	10,382	10,874
Right of use asset, net	3,407	3,550
Other noncurrent assets	122	122
Total assets	$31,239	$32,272
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,452	$2,415
Accrued expenses	4,022	3,868
Income taxes payable	31	31
Contract liabilities	2,935	2,917
Customer deposits	1,252	1,252
Current portion of long-term lease liability	817	800
Current portion of long-term debt, net	4,865	6,884
Total current liabilities	17,374	18,167
Long-term lease liability	2,697	2,864
Other noncurrent liability	3,556	3,568
Total liabilities	23,627	24,599
Commitments and contingent liabilities (see Note 14)
Stockholders’ Equity:
Common stock - par value $.0001 per share, 50,000,000 shares authorized: Shares issued and outstanding: June 30, 2026 – 10,133,261 and 10,100,311; March 31, 2026 – 10,078,381 and 10,024,469, respectively.	1	1
Additional paid in capital	19,574	19,482
Accumulated deficit	(11,963)	(11,810)
Total stockholders’ equity	7,612	7,673
Total liabilities and stockholders’ equity	$31,239	$32,272

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,
(dollars in thousands, except share and per share data)	2026	2025
Revenue	$9,096	$7,379
Cost of revenue	7,696	6,349
Gross profit	1,400	1,030
Selling, general and administrative	1,445	1,493
Loss from operations	(45)	(463)
Other (expense) income	(2)	1
Interest expense	(106)	(135)
Total other expense, net	(108)	(134)
Loss before income taxes	(153)	(597)
Income tax expense (benefit)	—	—
Net loss	$(153)	$(597)
Net loss per share – basic and diluted	$(0.02)	$(0.06)
Weighted average number of shares outstanding – basic and diluted	10,100,311	9,757,846

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

			Additional		Total
	Common	Par	Paid in	Accumulated	Stockholders’
(dollars in thousands, except share data)	Stock	Value	Capital	Deficit	Equity
Balance March 31, 2025	9,761,825	$1	$18,885	$(10,146)	$8,740
Stock issued for exercised options	15,711	—	—	—	—
Stock-based compensation	—	—	69	—	69
Net loss	—	—	—	(597)	(597)
Balance June 30, 2025	9,777,536	$1	$18,954	$(10,743)	$8,212
Balance March 31, 2026	10,078,381	$1	$19,482	$(11,810)	$7,673
Stock issued for restricted awards	54,880	—	—	—	—
Stock-based compensation	—	—	92	—	92
Net loss	—	—	—	(153)	(153)
Balance June 30, 2026	10,133,261	$1	$19,574	$(11,963)	$7,612

See accompanying notes to the condensed consolidated financial statements.

TECHPRECISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153)	$(597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	698	701
Amortization of debt issue costs	14	29
Stock based compensation expense	92	69
Change in contract loss provision	178	(250)
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(585)	(602)
Contract assets	408	510
Work-in-process and raw materials	(226)	(337)
Other current assets	649	85
Accounts payable	1,037	178
Accrued expenses	(222)	67
Contract liabilities	18	922
Other noncurrent liabilities	(12)	(129)
Net cash provided by operating activities	1,898	646
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,436)	(1,250)
Reimbursements for purchases of property, plant and equipment	2,420	2,226
Net cash (used in) provided by investing activities	(16)	976
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(13)	(17)
Revolver loan borrowings	6,553	2,755
Revolver loan payments	(8,400)	(4,241)
Payments of principal for leases	(1)	(2)
Repayments of long-term debt	(173)	(169)
Net cash used in financing activities	(2,034)	(1,674)
Net decrease in cash	(152)	(52)
Cash - beginning of period	431	195
Cash - end of period	$279	$143
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$91	$110

See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION - NONCASH INVESTING AND FINANCING TRANSACTIONS:

Three months ended June 30, 2026

In June 2026 Ranor recorded a right-of-use asset and liability of $48 in connection with a signed agreement to lease four copiers over a period of five-years.

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the accounts of TechPrecision, Ranor, Stadco, and WCH. Intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and stockholders’ equity for the three months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended June 30, 2026 and 2025 are unaudited, and, in the opinion of management, include all adjustments that are necessary for a fair presentation of our financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The results of operations for an interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

These notes to the condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”, for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 25, 2026.

Use of Estimates in the Preparation of Financial Statements - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, income taxes and long-lived assets. We base our estimates on historical and current experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity and Going Concern - For the three months ended June 30, 2026 and 2025, we reported pre-tax losses of $153 and $597, respectively.

On August 25, 2021, Ranor, Inc. along with certain affiliates of the Company, or the “Borrowers”, entered into that certain Amended and Restated Loan Agreement with the Berkshire Bank, or the “Loan Agreement”. Under the Loan Agreement, Beacon Bank & Trust, successor by merger to Berkshire Bank, or the “Bank”, continued to provide the Ranor Term Loan (as defined below) and the revolving line of credit, or the “Revolver Loan”, under which, among other things, the Bank provided a revolving line of credit loan to the Borrowers which currently has a maximum principal amount of $4,500.

As of June 30, 2026, we had $2,067 in total available liquidity, consisting of $279 in cash, and $1,788 in undrawn capacity under our revolver loan. As of March 31, 2026, we had $1,485 in total available liquidity, consisting of $431 in cash, and $1,054 in undrawn capacity under our revolver loan.

On May 13, 2026, Ranor and the other Borrowers entered into a Fourteenth Amendment to Amended and Restated Loan Agreement and Tenth Amendment to Second Amended and Restated Promissory Note with the Bank. The Amendment, among other things, extends the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026.

The Company acknowledges that a certain event of default has occurred and is continuing under the Loan Agreement (as defined below) as a result of the Company’s failure to satisfy the balance sheet leverage covenant as of June 30, 2026 and March 31, 2026. The lender reserves any and all rights and remedies available to it under the Loan Agreement, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the loan documents, and to seek immediate repayment in full. The lender could also stop honoring drawdowns under the revolver loan.

There was $5,017 outstanding under the Loan Agreement on June 30, 2026. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

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

The condensed consolidated financial statements for the three months ended June 30, 2026, were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate assets. Our ability to satisfy our current liabilities and to continue as a going concern is dependent upon the Company’s compliance with the debt covenants, renewing the revolver loan, and its ability to grow revenue and reduce costs at Stadco. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities with a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update affect entities that apply the practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the amendments in this update on April 1, 2026.

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

The following table presents revenue on a disaggregated basis by market and contract type:

Revenue by market	Defense	Industrial	Totals
Three months ended June 30, 2026	$8,966	$130	$9,096
Three months ended June 30, 2025	$7,379	$—	$7,379

Revenue by contract type	Over-time	Point-in-time	Totals
Three months ended June 30, 2026	$8,870	$226	$9,096
Three months ended June 30, 2025	$6,685	$694	$7,379

As of June 30, 2026, the Company had $52,681 of remaining performance obligations, of which $46,997 was less than 50% complete. The Company expects to recognize all its remaining performance obligations as revenue within the next thirty-six months.

We are dependent each year on a small number of customers who generate a significant portion of our business, and these customers change from year to year. The following table sets forth revenues from customers who accounted for more than 10% of our revenue for the periods ended:

	Three months ended				Three months ended
	June 30, 2026				June 30, 2025
Customer	Amount		Percent		Amount		Percent
A		$1,441	16%			$1,126	15%
B	$	*	*	%	$	*	* %
C	$	*	*	%		$1,845	25%
D		$1,655	18%		$	*	* %
E	$	*	*	%		$1,590	21%
F		$1,080	12%			$711	10%
G	$	*	*	%	$	*	* %

*Less than 10% of total

The following table displays total revenue generated by the individual customers in the above table by segment that accounted for 10% or more of our revenue for the periods indicated:

	Three months ended		Three months ended
	June 30, 2026		June 30, 2025
Segment	Amount	Percent	Amount	Percent
Ranor	$2,471	27%	$3,202	43%
Stadco	$1,705	19%	$2,070	28%

In our condensed consolidated balance sheet, contract assets and contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets consist of the following as of:

		Progress
Contract assets	Unbilled	Payments	Total
June 30, 2026	$26,780	$(16,380)	$10,400
March 31, 2026	$26,415	$(15,607)	$10,808

For the three months ended June 30, 2026 and 2025, we recognized revenue of $2,270 and $676 related to our contract liabilities as of the opening balances on April 1, 2026 and 2025. Contract liabilities consist of the following as of:

	Opening		Obligations	Closing
Contract liabilities	Balance	Billed	Satisfied	Balance
June 30, 2026	$2,917	$20,624	$(20,606)	$2,935
March 31, 2026	$1,040	$20,528	$(18,651)	$2,917

NOTE 4 - INCOME TAXES

We account for income taxes under Accounting Standards Codification (“ASC”) 740, Income Taxes. The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

Our taxes are measured at the U.S. statutory income tax rate of 21%. For the three months ended June 30, 2026, there was no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have determined that it is more likely than not that certain future tax benefits may not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. Accordingly, a valuation allowance has been recorded against deferred tax assets that are unlikely to be realized. Realization of deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdictions, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require an increase or a reduction in the valuation allowance currently recorded against those deferred tax assets. The valuation allowance on deferred tax assets was approximately $6,100 at June 30, 2026 and $6,200 at March 31, 2026. We believe that it is more likely than not that the benefit from certain NOL carryforwards and other deferred tax assets will not be realized.

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

	Three Months ended	Three Months ended
	June 30, 2026	June 30, 2025
Basic and diluted EPS
Net loss	$(153)	$(597)
Net loss per share – basic and diluted	$(0.02)	$(0.06)
Weighted average shares – basic and diluted	10,100,311	9,757,846

The following table depicts all potential common stock equivalents that have an anti-dilutive effect and are excluded from the calculation of diluted EPS (i.e., those that increase income per share or decrease loss per share), for the periods indicated:

	Three Months ended	Three Months ended
	June 30, 2026	June 30, 2025
Stock options	300,000	542,500
Warrants	686,083	711,083
Restricted stock	32,950	10,000

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

The 2016 Plan authorizes the award of incentive and non-qualified stock options, restricted and unrestricted stock awards, restricted stock units, and performance awards to employees, directors, consultants, and other individuals who provide services to TechPrecision or its affiliates. The purpose of the 2016 Plan is to enable TechPrecision and its affiliated companies to recruit and retain highly qualified employees, directors, and consultants; and to provide those employees, directors, and consultants with an incentive for productivity, and an opportunity to share in the growth and value of the Company. Subject to adjustment as provided in the 2016 Plan, the maximum number of shares of common stock that may be issued with respect to awards under the 2016 Plan is 1,250,000 (inclusive of awards issued under the 2006 Long-Term Incentive Plan, or the “2006 Plan”, that remained outstanding as of the effective date of the 2016 Plan). Shares of our common stock subject to awards that expire unexercised or are otherwise forfeited shall again be available for awards under the 2016 Plan.

The fair value of the options we grant is estimated using the Black-Scholes option-pricing model based on the closing stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The average dividend yield over the historical period for which volatility was computed is zero. The risk-free interest rate was selected based upon yields of five-year U.S. Treasury issues. We used the simplified method for all grants to estimate the expected life of the option. We assume that stock options will be exercised evenly over the period from vesting until the awards expire. We account for award forfeitures as they occur. As such, the assumed period for each vesting tranche is computed separately and then averaged together to determine the expected term for the award. On June 30, 2026, there were 60,635 shares available for grant under the 2016 Plan. The following table summarizes information about options exercised during the three months ended June 30, 2026:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number Of	Average	Intrinsic	Contractual Life
	Options	Exercise Price	Value	(in years)
Outstanding at March 31, 2026	300,000	$2.11	$630,462	1.24
Outstanding at June 30, 2026	300,000	$2.11	$938,000	1.02
Vested or expected to vest at June 30, 2026	300,000	$2.11	$938,000	1.02
Exercisable and vested at June 30, 2026	300,000	$2.11	$938,000	1.02

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price and the exercise price multiplied by the number of in-the-money options on the measurement date) that would have been received by the option holders had all option holders exercised their options on March 31, 2026 and June 30, 2026. This amount changes based on the fair value of the Company’s common stock. At June 30, 2026, there was no remaining unrecognized compensation cost related to stock options. The maximum contractual term is ten years for option grants. Other information relating to stock options outstanding at June 30, 2026 is as follows:

Weighted
Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices:	Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$2.00-$2.99	300,000	1.02	$2.11	300,000	$2.11

Stock Awards

On August 3, 2023, we issued 15,000 shares of restricted common stock to our former chief financial officer. Under the terms of the employment agreement, provided employment with the Company continues from the grant date through the applicable vesting dates, 5,000 shares of the restricted stock will vest on each of the first, second, and third anniversaries of the effective employment date of July 17, 2023. Fair value of $111 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense will be recognized ratably over the vesting period. Total recognized compensation cost related to this award for the three months ended June 30, 2026 was $9. There was no remaining unrecognized compensation cost related to this award on June 30, 2026.

On January 24, 2025, pursuant to the 2016 Plan, we awarded 54,880 shares, in the aggregate, of restricted common stock to our four non-employee directors. The common stock vested and become nonforfeitable on December 19, 2025. Fair value of $180 was measured on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense was recognized ratably over the vesting period. There was no remaining unrecognized compensation cost related to this award on June 30, 2026.

Pursuant to the announcement of our newly appointed CFO on March 31, 2025, or the transition date, the Company agreed to grant in the amount of $180 restricted shares of the Company’s common stock, or 78,261 shares, based on the stock closing price of $2.30 on the transition date. The fair value of $180 will be amortized ratably over a three-year vesting period, following the transition date. Stock-based compensation expense of $15 was recognized for the three months ended June 30, 2026. There is $105 of remaining unrecognized compensation cost under this award expected to be recognized over the next twenty-one months.

On March 6, 2026, pursuant to the 2016 Plan, the Company issued 67,049 shares, in the aggregate, of common stock to non-employee directors as compensation awards for services rendered in fiscal year 2026 pursuant to agreements with each of the recipients. There were 18,137 shares that were vested immediately, and 48,912 shares that will vest on October 28, 2026. Stock-based compensation expense of $68 was recognized for the three months ended June 30, 2026. There is $90 of remaining unrecognized compensation cost under this award expected to be recognized over the next four months.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain bank account balances, which, at times, may exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

On June 30, 2026, there were trade accounts receivable balances outstanding from two customers comprising 71% of the total trade receivables balance. The following table sets forth information as to trade accounts receivable from customers who accounted for more than 10% of our accounts receivable balance as of:

	June 30, 2026				March 31, 2026
Customer	Amount		Percent		Amount		Percent
A	$	*	*	%	$	*	*	%
B	$	*	*	%	$	*	*	%
C	$	*	*	%	$	*	*	%
D		$528	17%		$	*	*	%
E		$1,667	54%			$1,159	47%
F	$	*	*	%	$	*	*	%
G	$	*	*	%		$335	13%

*less than 10% of total

NOTE 8 - OTHER CURRENT ASSETS

Other current assets included the following as of:	June 30, 2026	March 31, 2026
Prepaid insurance	$135	$255
Prepaid subscriptions	172	190
Prepaid taxes	4	27
Supplier advances	23	535
Deposits	20	20
Other	42	18
Total	$396	$1,045

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net included the following as of:	June 30, 2026	March 31, 2026
Land	$110	$110
Building and improvements	3,294	3,294
Machinery equipment, furniture, and fixtures	25,716	25,723
Construction-in-progress	147	147
Total property, plant, and equipment	29,267	29,274
Less: accumulated depreciation	(18,885)	(18,400)
Total property, plant and equipment, net	$10,382	$10,874

For the three months ended June 30, 2026 and 2025, we recorded depreciation expense of $506 and $519, respectively. For the three months ended June 30, 2026 our Ranor segment recorded a disposal with a book value of $2.

The Company has a signed agreement to make equipment upgrades for a certain customer. We recognize new purchases as a fixed asset and billings for reimbursement from the customer as a contra-asset. Future depreciation of the asset will be offset directly by the amortization of the contra-asset on a net basis in the statement of operations. The amortization period will match the schedule of depreciation set forth under our policies.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses included the following as of:	June 30, 2026	March 31, 2026
Accrued compensation	$1,394	$1,449
Provision for claims	251	217
Provision for contract losses	535	357
Accrued professional fees	439	546
Accrued project costs	1,299	1,186
Other	104	113
Total	$4,022	$3,868

Accrued compensation includes amounts for executive bonuses, payroll and vacation and holiday pay. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in the provision are recorded in cost of revenue. Accrued project costs are estimates for certain project expenses during the reporting period.

NOTE 11 - DEBT

Long-term debt included the following as of:	June 30, 2026	March 31, 2026
Stadco Term Loan, at 3.79% interest, due August 2028	$1,355	$1,504
Ranor Term Loan, at 6.05% interest, due December 2027	2,063	2,081
Ranor Revolver Loan, due September 2026	1,599	3,446
Stadco equipment financing, at 13.38% interest, due April 2026	—	6
Total debt	$5,017	$7,037
Less: debt issue costs unamortized	$152	$153
Total debt, net	$4,865	$6,884
Less: Current portion of long-term debt	$4,865	$6,884
Total long-term debt, net	$—	$—

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

Through January 12, 2026, Ranor and certain affiliates of the Company entered into thirteen separate amendments to the Amended and Restated Loan Agreement and First Amendment to Promissory Note that extended the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and May 15, 2026, respectively.

On May 13, 2026, Ranor and the other Borrowers entered into a Fourteenth Amendment to Amended and Restated Loan Agreement and Tenth Amendment to Second Amended and Restated Promissory Note with the Bank. The Amendment, among other things, extends the maturity date of the Revolver Loan from May 15, 2026 to September 15, 2026.

Stadco Term Loan

On August 25, 2021, Stadco borrowed $4,000 from the Bank, or the “Stadco Term Loan”. Interest on the Stadco Term Loan is due on unpaid balances at a fixed rate per annum equal to the 7 - year Federal Home Loan Bank of Boston Classic Advance Rate plus 2.25%. Since September 25, 2021 and on the 25th day of each month thereafter, Stadco had made and will make monthly payments of principal and interest in the amount of $54 each, with all outstanding principal and accrued interest due and payable on August 25, 2028. Interest shall be calculated based on actual days elapsed and a 360-day year.

Unamortized debt issue costs on June 30, 2026 and March 31, 2026 were $1 and $3, respectively.

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

Between December 20, 2021 and May 13, 2026, Ranor and the other borrowers entered into fourteen separate amendments with the Bank to, among other things, extend the maturity date of the Revolver Loan to September 15, 2026.

Paid and accrued interest expense under the Revolver Loan during the three months ended June 30, 2026 and 2025 was $40 and $53, respectively. The weighted average interest rate as of June 30, 2026 and March 31, 2026 was 6.26% and 6.70%, respectively. The weighted average amount outstanding during the three months ended June 30, 2026 was $2,498. There was $1,599 outstanding under the Revolver Loan as of June 30, 2026. Unused borrowing capacity as of June 30, 2026 and March 31, 2026 was $1,788 and $1,054, respectively.

Unamortized debt issue costs on June 30, 2026 and March 31, 2026 were $151 and $150, respectively.

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

As of June 30, 2026, the Company was not in compliance with the balance sheet leverage covenant. The Company was also not in compliance with the balance sheet leverage covenant as of March 31, 2026 and 2025. The Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. It is also probable that the Company will not be in compliance with the balance sheet leverage and other debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

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

Stadco Equipment Financing

Stadco entered into a two-year equipment financing agreement dated May 1, 2024 to purchase certain computer hardware for $65. On the last day of each month, Stadco made monthly payments of $3, with all remaining outstanding amounts due and paid in full on April 30, 2026.

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

We also signed contracts to purchase new equipment for another customer who agreed to reimburse the Company for the cost of the equipment. We received the first payment in fiscal 2024, with additional payments received during fiscal 2025 and 2026. Advance payments from the customer accrue in the Company’s condensed consolidated balance sheets as a noncurrent liability.

As of June 30, 2026 and March 31, 2026, a total of $2,793 and $2,793, in the aggregate, was included in other noncurrent liabilities under the programs described above.

In fiscal year 2023, Stadco entered into an agreement with the Los Angeles Department of Water and Power, or “LADWP”, to settle previously outstanding amounts for water, water service, electric energy and/or electric service in the aggregate amount of $1,800 that were delinquent and unpaid. Under the agreement, on December 15, 2022, Stadco began to make monthly installment payments on the unpaid balance beginning in an aggregate amount of $18 per month until the earlier of November 15, 2030, or the amount due is paid in full. Late payments will accrue a late payment charge equal to an 18% annual rate on the unpaid balance. This liability amount was included in the Company’s condensed consolidated balance sheet as a current and noncurrent liability as of June 30, 2026 and March 31, 2026, for $254 and $763, and $221 and $775, respectively.

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

In June 2026 Ranor signed an agreement to lease four copiers over a period of five-years. The equipment was placed in service July 2026. We pay $2 each month in total under two separate finance leases.

The following table lists our right-of-use assets and liabilities on our condensed consolidated balance sheets at:

	June 30, 2026	March 31, 2026
Right of use asset – operating lease	$6,629	$6,629
Right of use asset – finance leases	94	92
Amortization	(3,316)	(3,171)
Right of use assets, net	$3,407	$3,550
Lease liability – operating lease	$3,443	$3,639
Lease liability – finance leases	71	25
Total lease liability	$3,514	$3,664

Other supplemental information regarding our leases is contained in the following tables:

Components of lease expense for the three months ended:	June 30, 2026	June 30, 2025
Operating lease amortization	$189	$180
Finance lease amortization	$3	$2
Finance lease interest	$1	$—

Weighted average lease term and discount rate on:	June 30, 2026	June 30, 2025
Lease term (years) – operating lease	4.25	5.00
Lease term (years) – finance lease	4.75	0.75
Lease rate – operating lease	4.5%	4.5%
Lease rate – finance lease	7.3%	3.2%

Supplemental cash flow information related to leases for the three months ended :	June 30, 2026	June 30, 2025
Cash used in operating activities	$235	$235
Cash used in financing activities	$1	$2

Maturities of lease liabilities on June 30, 2026 for the next five years:

July 1, 2026 – June 30, 2027	$957
July 1, 2027 – June 30, 2028	957
July 1, 2028 – June 30, 2029	957
July 1, 2029 – June 30, 2030	957
July 1, 2030 – June 30, 2031	12
Total lease payments	$3,840
Less: imputed interest	326
Total	$3,514

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Employment Agreements

We have employment agreements with each of our executive officers. Such agreements provide for minimum salary levels, adjusted annually, and incentive bonuses that are payable if specified company goals are attained. The aggregate commitment at June 30, 2026 for future executive salaries was $615.

Purchase Commitments

As of June 30, 2026, we had $3,378 in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase new materials and supplies expected to be used over the next twelve months. We also have $14,463 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer as described above in Note 12-Noncurrent liabilities. The company will be reimbursed in full by the customer for all purchases.

Retirement Benefits

The Company has two defined contribution and savings plans that cover substantially all employees who have completed 90 days of service. Ranor retains the option to match employee contributions. The Company contributed $27 and $17 for the three months ended June 30, 2026 and 2025, respectively.

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

Segment operating profit includes executive, sales and marketing compensation, and other administrative and corporate expenses allocated equally to each segment based on a revenue run rate. The following table provides summarized financial information for our segments:

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Ranor	Stadco	Total	Ranor	Stadco	Total
Revenue	$5,461	$4,064	$9,525	$4,297	$3,332	$7,629
Intersegment elimination	—	(429)	(429)	(55)	(195)	(250)
Revenue, net	$5,461	$3,635	$9,096	$4,242	$3,137	$7,379
Cost of revenue	3,901	3,795	7,696	2,749	3,600	6,349
Selling, general, and administrative (1)	644	676	1,320	652	735	1,387
Income (loss) from operations	916	(836)	80	841	(1,198)	(357)
Reconciliation of profit or loss:
Unallocated items:
Corporate general costs (2)			(125)			(106)
Consolidated operating loss			(45)			(463)
Other income (expense), net			(2)			1
Interest expense			(106)			(135)
Consolidated loss before income taxes			$(153)			$(597)
Depreciation and amortization	$260	$438	$698	$259	$442	$701
Capital expenditures	$2,436	$—	$2,436	$1,250	$—	$1,250
Total assets	$11,410	$19,829	$31,239	$10,744	$21,398	$32,142
(1)	Corporate overhead costs such as executive and sales compensation, and other corporate facilities and administrative expenses are allocated equally to the segments.
(2)	Corporate general costs include executive and director compensation, stock-based compensation expense, and other corporate administrative expenses not allocated to the segments.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate our estimates, including those related to revenue recognition, income taxes and long-lived assets. These estimates and assumptions require management’s most difficult, subjective or complex judgments. Actual results may vary under different assumptions or conditions.

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

Our significant accounting policies are set forth in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no significant changes to our critical accounting policies during the three months ended June 30, 2026.

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

Three Months Ended June 30, 2026 and 2025

The following table presents revenue, cost of revenue and gross profit, consolidated and by reportable segment:

	June 30, 2026		June 30, 2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Revenue
Ranor	$5,461	60%	$4,297	58%	$1,164	27%
Stadco	4,064	45%	3,332	45%	732	22%
Intersegment elimination	(429)	(5)%	(250)	(3)%	(179)	(72)%
Consolidated Revenue	$9,096	100%	$7,379	100%	$1,717	23%
Cost of revenue
Ranor	$4,315	48%	$2,804	39%	$1,511	54%
Stadco	3,795	42%	3,795	52%	—	—%
Intersegment elimination	(414)	(4)%	(250)	(5)%	(164)	(66)%
Consolidated Cost of revenue	$7,696	86%	$6,349	86%	$1,347	21%
Gross profit (loss)[1]
Ranor	$1,560	17%	$1,493	20%	$67	4%
Stadco	(160)	(2)%	(463)	(6)%	303	65%
Consolidated Gross profit	$1,400	15%	$1,030	14%	$370	36%

1Net of intersegment elimination

Revenue

Consolidated – Revenue was $9,096 for the three months ended June 30, 2026, an increase of $1,717 or 23% higher when compared with revenue for the three months ended June 30, 2025. Our rate of progress fulfilling obligations improved at both Ranor and Stadco in the fiscal 2027 first quarter.

Ranor – Revenue was $5,461 for the three months ended June 30, 2026, an increase of $1,164 or 27% higher when compared with the same period a year ago. The project mix remained favorable as project work has shifted among our prime defense customers. The backlog at Ranor on June 30, 2026 was $31,548 as new orders continue to flow from our existing customer base of prime defense contractors.

Stadco – Revenue was $4,064 for the three months ended June 30, 2026, an increase of $732 or 22% higher when compared with the three months ended June 30, 2025. Under a changing project mix, our rate of progress fulfilling obligations improved in the first quarter of fiscal 2027. An increase in revenue from certain prime defense contractors more than offset a decrease in revenue with our military space customers when compared to the same period a year ago. Stadco’s backlog as of June 30, 2026 was $21,133 as new orders for components continue to flow from customers in a variety of programs, including military aircraft, military helicopter, and military space programs.

Gross Profit and Gross Margin

Consolidated – Cost of revenue consists primarily of raw materials, parts, labor, overhead and subcontracting costs. Our cost of revenue for the three months ended June 30, 2026, was $7,696 or 21% higher when compared to the three months ended June 30, 2025. The cost of revenue at Ranor increased by 54% primarily on higher material costs. Gross profit increased by $370 or 36% when compared to the same period a year ago. Gross margin for the three months ended June 30, 2026 was 15.4% compared to 14.0% in the same period a year ago.

Ranor – Cost of revenue increased by $1,511 or 54%, when compared with the same period in the prior year. Actual manufacturing costs were higher than estimated on certain projects as material costs increased and overhead was underabsorbed.

Stadco – Gross profit was negative for the three months ended June 30, 2026. Cost of revenue was virtually unchanged as under absorbed overhead offset a decrease in materials and direct labor year-over-year.

Selling, General and Administrative (SG&A) Expenses

	June 30, 2026		June 30, 2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$644	7%	$652	9%	$(8)	(1)%
Stadco	676	7%	735	10%	(59)	(8)%
Corporate and unallocated	125	2%	106	1%	19	18%
Consolidated SG&A	$1,445	16%	$1,493	20%	$(48)	(3)%

Consolidated – Total selling, general and administrative expenses for the three months ended June 30, 2026, decreased by $48, or 3%, as an increase in stock-based compensation was more than offset a decrease in salaries and related expenses, outside advisory and office costs.

Ranor – SG&A expense decreased by $8 on lower salaries and outside advisory costs which more than offset higher allocated office costs.

Stadco – SG&A expense decreased by $59 or 8% on lower allocated salaries and outside advisory costs.

Corporate and unallocated – SG&A increased by $19 or 18% primarily on higher stock-based compensation.

Operating income (loss)

	June 30, 2026		June 30, 2025		Changes
		Percent of		Percent of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Percent
Ranor	$916	10%	$843	11%	$73	9%
Stadco	(836)	(9)%	(1,200)	(16)%	364	30%
Corporate and unallocated	(125)	(2)%	(106)	(1)%	(19)	(18)%
Operating loss	$(45)	(1)%	$(463)	(6)%	$418	90%

Consolidated – As a result of the foregoing, for the three months ended June 30, 2026, we reported an operating loss of $45, compared with an operating loss of $463 for the three months ended June 30, 2025. The change was primarily due to a decrease in operating losses at Stadco.

Ranor – Operating income increased by 9% on a favorable project mix and gross margin drop through.

Stadco – Operating loss decreased by 30% on higher revenue, improved throughput and gross margin.

Corporate and unallocated – Operating loss increased primarily due to an increase in stock-based compensation.

Other (expense) income

The following table presents other income (expense) for the three months ended:

	June 30, 2026	June 30, 2025	$ Change	% Change
Other (expense) income	$(2)	$1	$(3)	(300)%
Interest expense	(92)	(112)	20	18%
Amortization of debt issue costs	(14)	(23)	9	39%

Interest expense decreased by $20 when compared with the same period a year ago, as lower interest expense was incurred in connection with the Ranor term loan and Stadco term loan and borrowings under our revolving line of credit, or the “Revolver Loan”.

Amortization of debt issue costs for the three months ended June 30, 2026 decreased by $9 when compared to three months ended June 30, 2025, due primarily to lower amortized debt issue costs in connection with revolver loan renewal.

Other expense for the three months ended June 30, 2026 reflects a loss of $2 in connection with a fixed asset disposal at Ranor.

Income Tax expense

For the three months ended June 30, 2026, there has been no change in our judgment about the realizability of deferred tax assets in future years, and, therefore, no expense or benefit provided for income taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The valuation allowance on deferred tax assets at June 30, 2026 was approximately $6,100. We believe that it is more likely than not that the benefit from certain state NOL carryforwards and other deferred tax assets will not be realized. The assessment was based on the weight of negative evidence at the balance sheet date, our recent operating losses and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels. In recognition of this risk, we continue to provide a valuation allowance on these items.

Net loss

As a result of the foregoing, for the three months ended June 30, 2026, we recorded a net loss of $153, or $0.02 per share basic and fully diluted, compared with a net loss of $597, or $0.06 per share basic and fully diluted for the three months ended June 30, 2025.

Liquidity, Capital Resources and Going Concern

Our liquidity is highly dependent on the availability of financing facilities and our ability to maintain gross profit and operating income. As of June 30, 2026, we had $2,067 in total available liquidity, consisting of $1,788 in undrawn capacity under our Revolver Loan and $279 in cash. As of March 31, 2026, we had $1,485 in total available liquidity, consisting of $431 in cash and $1,054 in undrawn capacity under our Revolver Loan. Our working capital was negative because of the reclassification of our long-term debt from noncurrent to current in the condensed consolidated balance sheet.

There was $1,599 and $3,446 outstanding under the Revolver Loan on June 30, 2026 and March 31, 2026, respectively. The Company pays interest at an adjusted SOFR - based rate. Interest - only payments on advances made under the Revolver Loan will continue to be payable monthly in arrears. Interest paid and accrued on advances made under the Revolver Loan during the three months ended June 30, 2026 and 2025, totaled $40 and $53, respectively. The weighted average interest rate on June 30, 2026 and March 31, 2026 was 6.26% and 6.70%, respectively. The weighted average amount outstanding during the three months ended June 30, 2026 was $2,498. The table below presents selected liquidity and capital measures on:

	June 30,	March 31,	Change
(dollars in thousands)	2026	2026	Amount
Cash	$279	$431	$(152)
Working capital	$(46)	$(441)	$395
Total debt	$5,017	$7,037	$(2,020)
Total stockholders’ equity	$7,612	$7,673	$(61)

The next table summarizes changes in cash by primary component in the cash flows statements for the three months ended:

	June 30,	June 30,	Change
(dollars in thousands)	2026	2025	Amount
Operating activities	$1,898	$646	$1,252
Investing activities	(16)	976	(992)
Financing activities	(2,034)	(1,674)	(360)
Net decrease in cash	$(152)	$(52)	$(100)

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

Cash provided by operating activities for the three months ended June 30, 2026 and 2025 was $1,898 and $646, respectively. Our net loss adjusted by our non-cash adjustments provided $831 of cash for the three months ended June 30, 2026, compared with a use of cash of $48 to the same period a year ago. Working capital changes to our balance sheet provided $1,067 of cash during the three months ended June 30, 2026, compared with cash provided of $694 during the same period a year ago.

Investing activities

For the three months ended June 30, 2026 and 2025, we invested $2,436 and $1,250, respectively, for purchases of new fixed assets. We were reimbursed for certain purchases under a supplier development fund during the three months ended June 30, 2026 and 2025 for $2,420 and $2,226, respectively.

Financing activities

We drew down $6,553 under our Revolver Loan during the three months ended June 30, 2026, and repaid $8,400 during the same period. We also used $187 of cash to pay down debt principal, make periodic lease payments, and pay debt issue costs to renew the Revolver Loan.

For the three months ended June 30, 2025, we drew down $2,755 under the Revolver Loan and repaid $4,241 during the same period. We used $188 of cash to pay down debt principal, make periodic lease payments, and pay debt issue costs to renew the Revolver Loan.

All of the above activity resulted in a net decrease in cash of $152 for the three months ended June 30, 2026 compared with a net decrease in cash of $52 for the three months ended June 30, 2025.

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

Through May 13, 2026, Ranor and certain affiliates of the Company entered into fourteen separate amendments to the original Amended and Restated Loan Agreement dated August 25, 2021 to, among other things, extend the maturity date of the Ranor Term Loan and Revolver Loan to December 15, 2027 and September 15, 2026, respectively.

As a result of Borrowers’ failure to satisfy certain debt covenants as of June 30, 2026 as set forth in the Loan Agreement, the borrowers acknowledge that a certain Event of Default has occurred and is continuing under the Loan Agreement. The Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, the Collateral Documents, and under applicable law, including, without limitation, its right to choose to accelerate and demand the outstanding indebtedness evidenced by the Loan Documents and seek immediate repayment in full, and institute the default rate of interest as of the date of the occurrence of the default or at any time thereafter, as a result of any default or event of default, including, without limitation, the Existing Default, that has arisen or may arise.

There was $5,017 and $7,037 outstanding under the Loan Agreement on June 30, 2026 and March 31, 2026, respectively. Without a waiver, the lender has the right, but not the obligation, to demand repayment from the Company for noncompliance with the debt covenants. In addition, the Bank retains the right to act on covenant violations that occur after the date of delivery of any waiver. The lender has not granted us a waiver. As such, we need to seek alternative financing to pay these obligations as the Company does not have existing facilities or sufficient cash on hand to satisfy these obligations. It is also probable that the Company will not be in compliance with the same debt covenants at subsequent measurement dates within the next twelve months. As a result of the above, all of our long-term debt has been classified as current in our condensed consolidated balance sheet.

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

Commitments and Contractual Obligations

The following contractual obligations associated with our normal business activities are expected to result in cash payments in future periods, and include the following material items on June 30, 2026:

●	Our debt obligations, including fixed and variable-rate debt, totaled $5,017, and, because of current debt covenant violations, are classified as current in the condensed consolidated balance sheets.
●	We enter into various commitments with suppliers for the purchase of raw materials and work supplies. Our outstanding unconditional contractual commitments, including for the purchase of raw materials and supplies goods, totaled approximately $3,378, all of it due to be paid within the next twelve months. These purchase commitments are in the normal course of business.
●	We also have $14,463 in purchase obligations outstanding for the purchase of machinery and equipment under an arrangement with a certain customer where the Company is reimbursed in full for all purchases.
●	Our operating lease obligations, including imputed interest, totaled $3,755 for buildings through 2030, with approximately $939 due annually for each of the next four years.

There are no off-balance sheet arrangements as of June 30, 2026.

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

We define EBITDA as net loss plus interest, income taxes, depreciation, and amortization. For the three months ended June 30, 2026 and 2025, net loss was $153 and $597, respectively. The following table provides a reconciliation of EBITDA to net loss, the most directly comparable U.S. GAAP measure reported in our condensed consolidated financial statements for the following periods:

	Three Months ended June 30,
(dollars in thousands)	2026	2025	Change
Net loss	$(153)	$(597)	$444
Interest expense (1)	106	135	(29)
Depreciation and amortization	698	701	(3)
EBITDA	$651	$239	$412
(1)	Includes amortization of debt issue costs.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material Weaknesses

We identified four material weaknesses in our internal control over financial reporting as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for our Annual Report on Form 10-K, for the fiscal year ended March 31, 2026, management identified the following material weaknesses:

1)	Purchase accounting - we did not maintain proper controls, processes and procedures over the initial purchase accounting And the fair value accounting associated with our acquisition of Stadco in the fiscal year ended March 31, 2022 that were adequately designed, documented, and executed to support the accurate and timely reporting of our financial results regarding the initial purchase accounting and the fair value accounting associated with the Stadco acquisition.
2)	Stadco accounting - we did not maintain a sufficient complement of resources and expertise on the Stadco accounting staff necessary to consistently perform management review controls over financial information and complete account reconciliations on a timely basis, to ensure all transactions are accurately captured and recorded prior to closing the books. The demand on our accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy system. As a result of this material weakness, we made several post-closing adjustments for percentage-of-completion (POC) revenue projects. The adjustment corrected inputs for project revenues and costs in progress at Stadco, as the initial and correcting journal entries were not reconciled and posted in a timely manner during the year end reporting cycle. Because of the foregoing reasons, extra time was required to complete certain items with respect to the financial statement preparation, closing and review process for the fiscal year ended March 31, 2025.
3)	Accounting for impairment of long-lived assets - The demand on corporate accounting resources is significant due to the manual nature of controls necessary to maintain effective control over Stadco’s legacy accounting system and intensifies during the quarterly closings. In the fourth quarter of fiscal 2025 we engaged a third-party specialist to perform an impairment test on the recoverability of long-lived assets triggered by a history of operating losses at Stadco. Because of our inability to close the Stadco books in a timely manner, extra time was required to complete certain tasks with respect to the impairment test, and we were not able to execute a timely management review of the valuation report. Because of this material weakness, we made a late journal entry to our general ledger which was subsequently reversed while preparing the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
4)	Segregation of duties - Duties are logically divided among people and processes to mitigate risks and meet financial reporting objectives. Inadequate segregation of duties could result in misappropriation of assets or intentional misstatements in the financial statements. Management performs an annual assessment including planning, scoping, documentation, and testing of controls. As a result of the assessment, we discovered that in fiscal 2025, we operated for a brief period when our interim CFO/Controller assumed roles as a reviewer and journal entry preparer with access to the general ledger and other financial reporting programs and spreadsheets. These conditions were temporary and existed during a brief period as the Company transitioned to our new CFO on March 31, 2025.

Notwithstanding the material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weaknesses

For the fiscal year ended March 31, 2026, we reviewed our entity level controls, staffing requirements and the cost/benefit for remediating our material weaknesses. In fiscal 2024, our management, with the oversight of our audit committee, began to implement a plan and take measures in order to remediate the underlying causes of the material weaknesses through the development and implementation of a thorough review of our procedures, policies, processes, and review controls to gain additional assurance regarding the remediation our accounting for acquisitions, income taxes, closing cycle time at Stadco, impairment of long-lived assets, and segregation of duties. This remediation process has not been completed, and the following is an update through the end of June 30, 2026:

1)	Purchase accounting - The Company enhanced its working framework with a memorandum that depicts a clear, explicit roadmap for the purchase accounting guidance at every step. We will follow that roadmap and implement new controls as required. We engaged a third-party specialist in July 2023 with the requisite knowledge to perform all required valuations and accounting for business combinations. That specialist worked with the Company on all the pre-acquisition activities, or due diligence, in connection with the attempted acquisition of Votaw Precision Technologies, Inc., (“Votaw”). The specialist was hired primarily to ensure that certain accounting issues that arose in the Stadco acquisition would not re-occur with the purchase accounting for the Votaw acquisition. Ultimately, the Votaw acquisition process terminated, but the Company enhanced its policy, procedures and process level controls on how it gathers and analyzes relevant facts and circumstances in connection with all complex business transactions. We will document the required evidence that needs to be maintained (e.g., checklists, signatures) for each existing and new internal control and communicate the requirements to key stakeholders. We will review and test our controls and procedures again with the next acquisition target before making a final validation on operating effectiveness.
2)	Stadco accounting - For the fiscal year ended March 31, 2026, we reviewed our entity level controls, staffing requirements and the cost/benefit for upgrading our legacy systems and accounting staff at Stadco. As a result of this review, we continue to transition the accounting function to the CFO office in Massachusetts, where expert and experienced personnel are in-place to execute a plan to a) improve the effectiveness and efficiency of the accounting operation, ensuring a timely closing cycle, b) improve the reliability of financial reporting, and c) ensure continued compliance with generally accepted accounting principles and applicable laws and regulations. We implemented these measures during fiscal 2024, 2025 and 2026, and we will monitor progress during fiscal 2027 as we facilitate remediation of the material weakness.
3)	Accounting for impairment of long-lived assets - We will continue to engage a third-party specialist with the requisite knowledge to perform all required testing in connection with the impairment of long-lived assets. This specialist worked with the Company on acquisition activities in connection with the Stadco purchase. We identified the late journal entry as a control gap, i.e., the controls design was effective but did not operate as designed. Management will develop and implement a formal policy with related procedures to supplement existing controls to ensure a timely evaluation of triggering events and changes in circumstances that may indicate an impairment of long-lived assets. We will review and test the process again during the next impairment testing date before making a final validation on operating effectiveness.
4)	Segregation of duties - With the hiring of a new CFO on March 31, 2025, duties are now properly segregated under the CFO and controller’s office. We will continue to assess scoping, documentation, and testing of controls under the financial reporting function during the next fiscal year before making a final validation on operating effectiveness.

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

We have identified our internal controls over financial reporting. We are committed to continually improving our internal control process and will diligently review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies.

Changes in Internal Control over Financial Reporting

Except as disclosed under “Management’s Remediation Plan”, for the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three months ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference Form	File No.	Date Filed	Exhibit No.	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Registrant	SB-2	333-133509	August 28, 2006	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of TechPrecision Corporation	8-K	000-51378	February 23, 2023	3.1
3.3	Second Amended and Restated By-laws of the Registrant	8-K	001-41698	August 14, 2025	3.1
3.4	Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	8-K	000-51378	March 3, 2006	3.1
3.5	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock of the Registrant	10-Q	000-51378	November 12, 2009	3.5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechPrecision Corporation

August 13, 2026	By:	/s/ Phillip E. Podgorski
Phillip E. Podgorski
Chief Financial Officer